Form 10QSB
period 2002-06-30
CLAMSHELL ENTERPRISES INC
filed 2002-08-14
CIK 1097792

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended June 30, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                           Commission File No 0-32307

                           CLAMSHELL ENTERPRISES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                                            13-4067623
 ------------------------------                          ----------------------
(State or other jurisdiction of                         (IRS Employer ID Number)
 incorporation or organization)

     c/o Steven L. Siskind; 645 Fifth Avenue, Suite 403, New York, NY 10022
                     --------------------------------------
                    (Address of principal executive offices)

                                 (212) 750-2002
                            -------------------------
                           (Issuer's Telephone Number)


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           Yes  X               No
                              -----               -----

As of June 30, 2002, the Issuer had 2,953,800 shares of Common Stock, par value $.001 per share, issued and outstanding.

                                     PART I

Item 1. Financial Statements and Exhibits

     (a) The unaudited financial statements of Registrant for the three months ended June 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                           CLAMSHELL ENTERPRISES, INC.

                                  JUNE 30, 2002
                                   (UNAUDITED)





                                    I N D E X


                                                                        Page No.
                                                                        --------


CONDENSED BALANCE SHEETS                                                   2


CONDENSED STATEMENTS OF OPERATIONS                                         3


CONDENSED STATEMENTS OF CASH FLOWS                                         4


NOTES TO CONDENSED FINANCIAL STATEMENTS                                    5



                                  CLAMSHELL ENTERPRISES, INC.

                                   CONDENSED BALANCE SHEETS



                                                                  (Unaudited)
                                                                    June 30,      December 31,
                                                                    --------      ------------
                                                                    2 0 0 2          2 0 0 1
                                                                    -------          -------

                                            Assets
                                            ------
Current Assets
     Cash                                                          $     29         $  7,740
     Due from related party                                           2,950             --
                                                                   --------         --------

         Total Assets                                              $  2,979         $  7,740
                                                                   ========         ========


                           Liabilities and Stockholders' Deficiency
                           ----------------------------------------

Current Liabilities
     Accrued expenses                                              $  3,850         $  3,940
     Due to stockholders                                              2,572            1,733
                                                                   --------         --------

         Total Current Liabilities                                    6,422            5,673


                                  Total Liabilities                   6,422            5,673
                                                                   --------         --------


Stockholders' Deficiency
     Preferred stock - $.01 par value
          5,000,000 shares authorized,
          0 - shares issued and outstanding                            --               --
     Common stock - $ .001 par value,
          10,000,000 shares authorized,
          shares issued and outstanding
          2,953,800 - 2002 and 2,949,800 - 2001                       2,954            2,950
     Additional paid-in capital                                      15,784           13,788
     Deficit                                                        (22,181)         (14,671)
                                                                   --------         --------

                 Total Stockholders' Deficiency                      (3,443)           2,067
                                                                   --------         --------

                  Total Liabilities and Stockholders' Deficiency   $  2,979         $  7,740
                                                                   ========         ========


                          The accompanying notes are an integral part
                           of these condensed financial statements.

                                               2



                                     CLAMSHELL ENTERPRISES, INC.

                                 CONDENSED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)



                                             Three Months Ended            Six Months Ended
                                             ------------------            ----------------
                                                  June 30,                      June 30,
                                                  --------                      --------
                                           2 0 0 2        2 0 0 1        2 0 0 2        2 0 0 1
                                           -------        -------        -------        -------

Cost and Expenses
     General and administrative
     expenses:
          Bank charges                   $        45    $      --      $        60    $      --
          Professional fees                    3,642          1,650          4,552          1,650
          Stock purchase fees                  1,267           --            2,899           --
                                         -----------    -----------    -----------    -----------
               Total cost and
               expenses                        4,954          1,650          7,511          1,650
                                         -----------    -----------    -----------    -----------

               Operating Loss                 (4,954)        (1,650)        (7,511)        (1,650)

      Other income - dividends                  --                1           --                2
                                         -----------    -----------    -----------    -----------


               Net Loss                  $    (4,954)   $    (1,649)   $    (7,511)   $    (1,648)
                                         ===========    ===========    ===========    ===========



        Loss Per Common Share            $      (.00)   $      (.00)   $      (.00)   $      (.00)
                                         ===========    ===========    ===========    ===========


        Weighted Average Common Shares
             Outstanding                   2,953,800      1,927,700      2,952,756      1,927,700
                                         ===========    ===========    ===========    ===========


                             The accompanying notes are an integral part
                              of these condensed financial statements.

                                                   3

                           CLAMSHELL ENTERPRISES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                             Six Months Ended
                                                             ----------------
                                                                 June 30,
                                                                 --------

                                                           2 0 0 2       2 0 0 1
                                                           -------       -------


     Cash Flows From Operating Activities
     Net loss                                             $(7,511)      $(1,648)
        Changes in assets and liabilities:
               Accrued expenses                               (90)         --
                                                          -------       -------

Net Cash Used In Operating Activities                      (7,601)       (1,648)
                                                          -------       -------



Cash Flows From Financing Activities
    Sale of Common stock                                    2,000          --
    Due from related party and Stockholders                (2,110)        1,592
                                                          -------       -------

Net Cash Provided By (Used In) Financing
    Activities                                               (110)        1,592
                                                          -------       -------



Net Decrease In Cash                                       (7,711)          (56)


Cash - Beginning of period                                  7,740            57
                                                          -------       -------

Cash - End of period                                      $    29       $     1
                                                          =======       =======


                  The accompanying notes are an integral part
                    of these condensed financial statements.

                           CLAMSHELL ENTERPRISES, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2001.

1.   THE COMPANY, MANAGEMENT DISCUSSION AND PLAN OF OPERATION

     On June 4, 1999, Clamshell Enterprises, Inc. (the "Company"), was incorporated under the laws of the State of Nevada. The Company is a "blank check" company. A "blank check" company is a company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. The Company has been exploring sources to obtain additional equity or debt financing. The Company has also indicated its intention to participate in one or more as yet unidentified business ventures, which management will select after reviewing the business opportunities for their profit or growth potential.

     Due to the Company having no specific business plan or operations, the Company is not a "Development Stage Company" as defined by Generally Accepted Accounting Principles (GAAP), as was reported in the Company's prior financial statements. Therefore, cumulative amounts are not reported on the statements of operations and cash flows.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company is a blank check Company and has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

     RESULTS OF OPERATIONS

     For the six months and three months ended June 30, 2002 and 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and preparation for registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional, consulting and other fees.

                           CLAMSHELL ENTERPRISES, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   THE COMPANY, MANAGEMENT DISCUSSION AND PLAN OF OPERATION (Continued)

     NEED FOR ADDITIONAL FINANCING

     The Company's existing capital will not be sufficient to meet the Company's cash needs, including the costs of completing its registration and complying with its continuing reporting obligation under the Securities Exchange Act of 1934. Accordingly, additional capital will be required.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     STATEMENT OF CASH FLOWS

     The Company considers all highly liquid debt instruments purchased with a maturity at three months or less to be cash equivalents.

     No cash was paid for interest and taxes for the periods ended June 30, 2002 and 2001.

     START-UP COSTS

     The Company adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities". The SOP provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred.

     The start-up costs consist principally of professional, consulting and other fees.

     NET LOSS PER COMMON SHARE

     The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding at June 30, 2002 and 2001.

     USE OF ESTIMATES

     The preparation of the accompanying financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

                           CLAMSHELL ENTERPRISES, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments ("SFAS 107") requires entities to disclose the fair values of financial instruments except when it is not practicable to do so. Under SFAS No. 107, it is not practicable to make this disclosure when the costs of formulating the estimated values exceed the benefit when considering how meaningful the information would be to financial statement users.

     As a result of the difficulties presented in the valuation of due from related party and loans payable to officers/stockholders, because of their related party nature, estimating the fair value of these financial instruments is not considered practicable. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the above are derivative financial instruments and none are held for trading purposes.

3.   INCOME TAXES

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

     The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $22,000 expiring in the years 2019 through 2022. The tax benefit of this net operating loss, based on effective tax rate of 40% is approximately $9,000 and has been offset by a full valuation allowance. For the six months and three months ended June 30, 2002, based on effective tax rate of 40%, the valuation allowance increased by $3,004 and $1,982, respectively.

                           CLAMSHELL ENTERPRISES, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



4.   CAPITAL STOCK

     On April 29, 2002, the Company amended its Certificate of Incorporation to increase the number of common stock, par value $.001, shares authorized to be issued from 10,000,000 to 50,000,000 shares, and authorized 5,000,000 preferred stock shares, par value $.01. No preferred stock has been issued as of June 30, 2002.

     During the year ended December 31, 1999, 689,700 shares were issued at prices ranging from $.001871 to $.10 per share to raise capital to finance the Company's operations.

     On February 23, 2000, 1,238,000 shares of common stock were issued to various shareholders for $.001 per share to raise additional capital necessary to finance the Company's operations.

     During the fourth quarter of 2001, 22,100 shares of common stock were issued to various shareholders for $.50 per share to raise additional capital necessary to finance the company's operations. The price of $.50 per share, which exceeds the book value per share, was determined as fair value by management as there was no public market for the stock.

     On December 19, 2001, 1,000,000 shares of common stock were issued to a shareholder for $.001 per share to raise additional capital necessary to finance the Company's operations.

     During the quarter ended March 31, 2002, 4,000 shares of common stock were issued to various shareholders for $.50 per share to raise additional capital necessary to finance the Company's operations. The price of $.50 per share, which exceeds the book value per share, was determined as fair value by management as there was no public market for the stock.

     Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote. There were no dividends paid for the six months ended June 30, 2002 and the year ended December 31, 2001.


5.   RELATED PARTY TRANSACTIONS

     On May 20, 2000, the Company loaned $2,000 to its officer. The loan is non-interest bearing and payable upon demand.

     On June 7, 2002, the Company borrowed $840 from one of its shareholders to cover its operating expenses. The loan is non-interest bearing and payable upon demand.

     Since inception on June 4, 1999 through June 30, 2002, the Company had paid $7,890 in legal and administration fees to related parties.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The Company is considered a development stage company with limited assets or capital, and with limited operations or income since inception in June 1999. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the company have been paid for by the controlling shareholders of the Company who are also its officers and directors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of the officers and directors to fund required filings pursuant to the Securities Exchange Act of 1934 (the " '34 Act"). Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

     Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation

     The Company has entered into negotiations to acquire a privately held company in exchange for issuance of a controlling interest in the Company's common stock. In the event that negotiations are not concluded successfully, then during the next twelve months, the Company will continue to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1, above. Because the Company has limited funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be to private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender.

There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

     The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates, will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       ------------------------------------------------------
3.1               Articles of Incorporation of Clamshell Enterprises, Inc. (1)
3.1(a)            Certificate of Amendment to Articles of Incorporation filed
                  April 29, 2002*
3.2               By-Laws of Clamshell Enterprises, Inc. (1)
99.1              Certification*

-----------

*    Filed herewith

(1) Incorporated by referenced from the Form 10-SB filed by the Company on March 6, 2002

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 6, 2002                        CLAMSHELL ENTERPRISES, INC.


                                            /s/  James Charles
                                            ----------------------------------
                                                 James Charles, President