Form 10QSB
period 2002-09-30
CLAMSHELL ENTERPRISES INC
filed 2002-11-18
CIK 1097792

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter ended September 30, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

                           Commission File No 0-32307

                           CLAMSHELL ENTERPRISES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                             13-4067623
--------------------------------                         ----------------------
  (State or other jurisdiction                          (IRS Employer ID Number)
of incorporation or organization)

     c/o Steven L. Siskind; 645 Fifth Avenue, Suite 403, New York, NY 10022
     ----------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 750-2002
                           (Issuer's Telephone Number)

--------------------------------------------------------------------------------
             ( Former name, former address and former fiscal year,
                         if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           Yes  X                 No
                              ------                 ------

As of September 30, 2002, the Issuer had 3,579,900 shares of Common Stock, par value $.001 per share, issued and outstanding.

                                     PART I

Item 1. Financial Statements and Exhibits

     (a) The unaudited financial statements of Registrant for the three months ended September 30, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                           CLAMSHELL ENTERPRISES, INC.

                               SEPTEMBER 30, 2002
                                   (UNAUDITED)





                                    I N D E X


                                                                 Page No.
                                                                 --------



CONDENSED BALANCE SHEET                                             2


CONDENSED STATEMENTS OF OPERATIONS                                  3


CONDENSED STATEMENTS OF CASH FLOWS                                  4


NOTES TO CONDENSED FINANCIAL STATEMENTS                             5

                           CLAMSHELL ENTERPRISES, INC.

                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)




                                                                   September 30,
                                                                      2 0 0 2
                                                                      -------

                                     Assets
                                     ------

 Current assets :
      Cash                                                             $    220
      Due from related party                                              2,950
                                                                       --------

          Total assets                                                 $  3,170
                                                                       ========


                    Liabilities and Stockholders' Deficiency
                    ----------------------------------------


 Current liabilities :
      Accrued expenses                                                 $  2,975
      Due to stockholders                                                 7,343
                                                                       --------

          Total current liabilities                                      10,318
                                                                       --------


          Total liabilities                                              10,318
                                                                       --------


 Stockholders' deficiency
      Preferred stock - $.01 par value
          5,000,000 shares authorized,
          0 - shares issued and outstanding                                --
      Common stock - $ .001 par value,
          50,000,000 shares authorized,
          shares issued and outstanding
          3,579,900 - 2002 and 2,949,800 - 2001                           3,580
      Additional paid-in capital                                         15,893
      Deficit                                                           (26,621)
                                                                       --------

          Total stockholders' deficiency                                 (7,148)
                                                                       --------

          Total liabilities and stockholders' deficiency               $  3,170
                                                                       ========




                  The accompanying notes are an integral part
                    of these condensed financial sttements.



                                             CLAMSHELL ENTERPRISES, INC.


                                          CONDENSED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                               Three Months Ended                    Nine Months Ended
                                                 September 30,                         September 30,
                                                 -------------                         -------------
                                            2 0 0 2            2 0 0 1            2 0 0 2             2 0 0 1
                                            -------            -------            -------             -------
Cost and expenses
     General and administrative
     expenses:
          Bank charges                     $        45        $       175        $       105        $       175
          Professional fees                      4,253               --                8,805              1,650
          Stock purchase fees                      142               --                3,041               --
                                           -----------        -----------        -----------        -----------

               Total cost and
               expenses                          4,440                175             11,951              1,825
                                           -----------        -----------        -----------        -----------

               Operating Loss                   (4,440)              (175)           (11,951)            (1,825)

      Other income - dividends                    --                 --                 --                    2
                                           -----------        -----------        -----------        -----------

               Net Loss                    $    (4,440)       $      (175)       $   (11,951)       $    (1,823)
                                           ===========        ===========        ===========        ===========


        Loss per common share              $      (.00)       $      (.00)       $      (.00)       $      (.00)
                                           ===========        ===========        ===========        ===========

        Weighted average Common shares
             Outstanding                     3,484,743          1,927,700          3,132,048          1,927,700
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

                                                              3

                          CLAMSHELL ENTERPRISES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          Nine Months Ended
                                                             September 30,
                                                             -------------
                                                        2 0 0 2        2 0 0 1
                                                        -------        -------


Cash flows from operating activities

Net cash used In operating activities                     (12,916)       (1,823)
                                                         --------      --------


Cash flows from financing activities
    Sale of common stock                                    2,735          --
    Due from related party and stockholders                 2,661         1,592
                                                         --------      --------

Net cash provided by financing activities                   5,396         1,592
                                                         --------      --------

Net decrease in cash                                       (7,520)         (231)

Cash - beginning of period                                  7,740            57
                                                         --------      --------

Cash - end of period                                     $    220      $   (174)
                                                         ========      ========




                  The accompanying notes are an integral part
                    of these condensed financial statements.

                           CLAMSHELL ENTERPRISES, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2001.

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

     RESULTS OF OPERATIONS

     For the nine months and three months ended September 30, 2002 and 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and preparation for registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional, consulting and other fees.

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

     No cash was paid for interest and taxes for the periods ended September 30, 2002 and 2001.

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

     NET LOSS PER COMMON SHARE

     The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding at September 30, 2002 and 2001.

     USE OF ESTIMATES

     The preparation of the accompanying financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

     The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $27,000 expiring in the years 2019 through 2022. The tax benefit of this net operating loss, based on effective tax rate of 40% is approximately $11,000 and has been offset by a full valuation allowance. For the nine months and three months ended September 30, 2002, based on effective tax rate of 40%, the valuation allowance increased by $4,780 and $1,776, respectively.


4. CAPITAL STOCK

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

                           CLAMSHELL ENTERPRISES, INC.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



4. CAPITAL STOCK (Continued)


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

     On July 2, 2002, 1,100 shares of common stock were issued to a shareholder for $.10 per share to raise additional capital necessary to finance the Company's operations. The price of $.10 per share, which exceeds the book value per share, was determined as fair value by management as there was no public market for the stock.

     On July 15, 2002, 625,000 shares of common stock were issued to a shareholder for $.001 per share to raise additional capital necessary to finance the Company's operations.

     Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote. There were no dividends paid for the nine months ended September 30, 2002 and the year ended December 31, 2001.


5. RELATED PARTY TRANSACTIONS

     During the three and nine months ended September 30, 2002, the Company had loaned to a related company $-0- and $ 2,950 respectively. Outstanding balance as of September 30, 2002 was $ 2,950.

     During the three and nine months ended September 30, 2002, the Company had borrowed from it's shareholders $ 3,271 and $ 5,611 respectively. Outstanding balance as of September 30, 2002 was $ 7,343.

     During the three and nine months ended September 30, 2002, the Company had paid to related parties in administrative and legal fees $-0- and $1,000, respectively.

     Due to/from related company and stockholders consists of unsecured non-interest bearing loans receivable/payable, with no fixed terms of repayment, therefore, deemed receivable/payable on demand. The purpose of the loans, to/from the related company Easton, Inc. and stockholders, was to supply additional working capital to the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The Company is considered a development stage company with limited assets or capital, and with limited operations or income since inception in June 1999. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the company have been paid for by the controlling shareholders of the Company who are also its officers and directors. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of the officers and directors to fund required filings pursuant to the Securities Exchange Act of 1934 (the " `34 Act"). Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

                                     PART II

Item 6. Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.                  Description
-----------       --------------------------------------------------------------

3.1               Articles of Incorporation of Clamshell Enterprises, Inc. (1)
3.1(a) Certificate of Amendment to Articles of Incorporation filed April 29, 2000 (1)
3.2               By-Laws of Clamshell Enterprises, Inc. (1)

------------------------

(1) Incorporated by reference from the Form 10-SB filed by the Company on March 6, 2002

     (b) No reports on Form 8-K were filed during the quarter ended September 30, 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated November 18, 2002                              CLAMSHELL ENTERPRISES, INC.


                                                 /S/    James Charles
                                                 -------------------------------
                                                        James Charles, President

                                  CERTIFICATION

I, James Charles, certify that:

1. I have read this quarterly report on Form 10-QSB of Clamshell Enterprises, Inc.;

2. To my knowledge the information in this report is true in all important respects as of September 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe important to a reasonable investor, in light of the subjects required to be addressed in this report as of September 30, 2002.

For purposes of this certification, information is "important to a reasonable investor" if:

(a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: November 18, 2002

                                        /s/ James Charles
                                        ----------------------------------------
                                            James Charles, President and
                                            Chief Financial Officer