Form 10KSB
period 2002-12-31
CLAMSHELL ENTERPRISES INC
filed 2003-04-07
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____.

CLAMSHELL ENTERPRISES, INC.

(Name of small business in its charter)

Nevada	0-32307	13-4067623
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)
5150 Tamiami Trail North, Suite 202 Naples, Florida	34103
(Address of Principal Executive Office)	(Zip Code)

Issuer's telephone number, including area code: 239 430 2222

Securities to be registered under Section 12(b) of the Act:

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, $0 .001 par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2002, the Company had 3,585,900 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Clamshell Enterprises, Inc. (the "Company"), was incorporated under the laws of the State of Nevada on June 4, 1999. The Company was formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of its business plan, the Company voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 by filing a registration statement on Form 10SB.

The Company's registration statement on Form 10SB was filed on May 6, 2002, and became effective on or about July 5, 2002. Since that date, the Company has filed all required periodic reports, and as of December 31, 2002, the Company is current in satisfaction of its reporting obligations.

From the date of its incorporation through December 31, 2002 (the end of the fiscal year for which this report is filed), the only business activities of the Company were the organizational activities described above, including registration under the Securities Exchange Act of 1934, and efforts to locate a suitable business opportunity for acquisition. As of December 31, 2002, the Company had no full-time employees, owned no real estate and had not commenced any commercial operations.

Throughout the fiscal year ending December 31, 2002, the Company's search for a business opportunity was directed toward enterprises which expressed a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This included entities which had been recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which intended to use their securities to make acquisitions, and entities which had a combination of these characteristics. However, as of December 31, 2002, the Company had not identified any business opportunity that it planned to pursue and had not reached any agreement or definitive understanding with any person concerning an acquisition.

Subsequent to December 31, 2002, the Company identified a business opportunity it intends to acquire and on January 31, 2003, there was a change of control of the Company which was the first step in the acquisition process. The change of control occurred as a result of closing under a Stock Purchase Agreement dated January 31, 2003, pursuant to which ShutterPort, Inc., a Florida corporation, purchased a total of 3,331,000 shares, representing approximately 92.9% of the issued and outstanding common stock of the Company. The Company reported details regarding the change of control in a filing on Form 8K dated January 31, 2003.

ShutterPort, Inc. purchased the shares of the Company in anticipation of the subsequent completion of a share exchange transaction in which ShutterPort, Inc. would become a wholly owned subsidiary of the Company. After completion of the share exchange transaction, the Company will not itself conduct business operations, but will carry on business activities through its wholly owned subsidiary, ShutterPort, Inc.

The business activities to be carried on by the Company through its wholly-owned subsidiary, will include acting as a web based application developer and branded service provider that licenses branded portal and web traffic applications to companies and individuals in a variety of industries. Through its wholly-owned subsidiary, the Company will act as an aggregator (to bring a variety of interests to the portal), a facilitator (to assist users in communicating with each other) and as an infomediary (to gather and supply information to users). Its business plan will be to build a network of customizable, comprehensive, user friendly, business and community portals on the World Wide Web and to become a leader in the rewards/loyalty industry.

Additional information regarding the anticipated business activities of the Company following completion of the share exchange transaction with ShutterPort, Inc., will be included in a subsequent on Form 8K.

ITEM 2. DESCRIPTION OF PROPERTY.

As of December 31, 2002, the Company currently has no investments in real estate, real estate mortgages, or real estate securities. As of that date, the Company maintained a mailing address at 5150 Tamiami Trail North, Suite 202, Naples, Florida 34103 for which it pays no rent.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is not currently a public trading market for the Company's securities. As of December 31, 2002, such securities were held of record by a total of approximately 45 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

The Company's balance sheet as of December 31, 2002 reflects current assets of $4,233 and current liabilities of $12,603, resulting in a stockholder's deficiency of $8,370. The Company does not have sufficient liquidity or capital resources to pay its current liabilities or to pay any additional liabilities it may incur. Accordingly, the Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of loans or advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities.

Results of Operations

During the period from June 7, 1999 (inception) through December 31, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period, and the Company has accumulated a deficit of $ 30,843 during the development stage.

Plan of Operations

Subsequent to the end of the fiscal year, there was a change of control of the Company which was completed as the first step in the process of acquisition of a business opportunity. Therefore, the Company's plan of operations for the fiscal year ending December 31, 2003, is to complete the business acquisition transaction with ShutterPort, Inc., a Florida corporation, and thereafter to conduct business operations through ShutterPort, Inc., as its wholly owned subsidiary.

During the fiscal year ending December 31, 2002, ShutterPort, Inc., had limited operations and, based upon information provided by ShutterPort, Inc., incurred an operating loss of approximately $157,000. Following completion of the share exchange transaction, the audited financial statements of ShutterPort, Inc., for the fiscal year ending December 31, 2002, are expected to be filed as an exhibit to a current report of Form 8K.

ITEM 7. FINANCIAL STATEMENTS.

See the following pages.

CLAMSHELL ENTERPRISES, INC.

DECEMBER 31, 2002

I N D E X

INDEPENDENT AUDITORS' REPORT

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' DEFICIENCY
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS

Board of Directors and Stockholders

Clamshell Enterprises, Inc.

New York, N.Y.

INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Clamshell Enterprises, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficiency, and cash flows and for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clamshell Enterprises, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Livingston Wachtell & Co., LLP

New York, New York

January 27, 2003

CLAMSHELL ENTERPRISES, INC.

BALANCE SHEETS

December 31,
2 0 0 2	2 0 0 1

Assets

Current assets
Cash	$ 23	$ 7,740
Due from related party	4,210	-

Total assets	$ 4,233	$ 7,740

Liabilities and Stockholders' Deficiency

Current liabilities
Accrued expenses	$ 6,100	$ 3,940
Due to stockholders	6,503	1,733

Total liabilities	12,603	5,673

Stockholders' deficiency
Preferred stock - $.01 par value 5,000,000 shares authorized, 0 - shares issued and outstanding	-	-
Common Stock - $ .001 par value, authorized 50,000,000 shares, shares issued and outstanding; 3,585,900 - 2002; 2,949,800 - 2001	3,586	2,950
Additional paid-in capital	18,887	13,788
Deficit	(30,843)	(14,671)

Total stockholders' (deficiency) equity	(8,370)	2,067

Total liabilities and stockholders' (deficiency) equity	$ 4,233	$ 7,740

The accompanying notes are an integral part of these financial statements.

CLAMSHELL ENTERPRISES, INC.

STATEMENTS OF OPERATIONS

Year Ended December 31,
	2002	2001

Cost and expenses
General and administrative expenses:
Bank charges	$ 152	$ 77
Legal fees	9,708	2,150
Accounting fees	2,850	2,700
Transfer agent fees	1,712	-
Miscellaneous	1,750	885

Total cost and expenses	16,172	5,812

Operating loss	(16,172)	(5,812)

Other income - dividends	-	2

Net loss	$ (16,172)	$ (5,810)

Loss per common share	$ (.00)	$ (.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,245,797	2,035,097

The accompanying notes are an integral part of these financial statements.

CLAMSHELL ENTERPRISES, INC.

STATEMENT OF STOCKHOLDERS' DEFICIENCY

DECEMBER 31, 2002

COMMON STOCK $.001 PAR VALUE	ADDITIONAL PAID-IN
	SHARES	AMOUNT	CAPITAL	DEFICIT

BALANCE - January 1, 2001	1,927,000	$ 1,928	$ 2,760	$ (8,861)
Sales of stock for cash
$.05 per share October 2001	3,600	4	1,796
$.05 per share November 2001	5,500	5	2,745
$.05 per share December 2001	13,000	13	6,487
$.001 per share December 2001	1,000,000	1,000

Net loss - 2001				(5,810)

BALANCE - December 31, 2001	2,949,800	2,950	13,788	(14,671)

Sales of stock for cash
$.50 per share - March 2002	4,000	4	1,996

Sales of stock for cash
$.10 per share July 2002	1,100	1	109
$.001 per share July 2002	625,000	625
$.50 per share November 2002	6,000	6	2,994

Net loss - December 31, 2002				(16,172)

BALANCE - December 31, 2002	3,585,900	$ 3,586	$ 18,887	$ (30,843)

The accompanying notes are an integral part of these financial statements.

CLAMSHELL ENTERPRISES, INC.

STATEMENTS OF CASH FLOWS

Years Ended December 31,
	2002	2001

Cash flows from operating activities
Net loss	$ (16,172)	$ (5,810)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued expenses	2,160	(150)

Net cash used in operating activities	(14,012)	(5,960)

Cash flows from financing activities
Proceeds from sale of common stock	5,735	12,050
Increase in shareholder's loan	4,770	1,593
Due from related party	(4,210)

Net cash provided by financing	6,295	13,643
Activities

Net increase (decrease) in cash	(7,717)	7,683

Cash - beginning of year	7,740	57

Cash - end of year	$ 23	$ 7,740

The accompanying notes are an integral part of these financial statements.

CLAMSHELL ENTERPRISES, INC.

NOTES TO FINANCIAL STATEMENTS

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has experienced no significant change in liquidity, capital resources or stockholders' equity other than the receipt of proceeds for its operating expenses. Substantially all of such funds have been used to pay expenses incurred by the Company.

RESULTS OF OPERATIONS

For the years ended December 31, 2002 and 2001, the Company has engaged in no significant operations other than the acquisition of capital for general and administrative expenses and preparation for registration of its securities under the Securities Exchange Act of 1934. During this period, the Company received no operating revenues. General and administrative expenses consist primarily of professional, consulting and other fees.

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

No cash was paid for interest and taxes for the years ended December 31, 2002 and 2001.

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

NET LOSS PER COMMON SHARE

The net loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding at December 31, 2002 and 2001.

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

As a result of the difficulties presented in the valuation of due from related party and loans payable to officers/stockholders, because of their related party nature, estimating the fair value of these financial instruments is not considered practicable. The fair values of all other assets and liabilities do not differ materially from their carrying amounts. None of the above is derivative financial instruments and none are held for trading purposes.

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

The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $31,000 expiring in the years 2019 through 2022. The tax benefit of this net operating loss, based on effective tax rate of 40% is approximately $12,000 and has been offset by a full valuation allowance. For the year ended December 31, 2002, based on effective tax rate of 40%, the valuation allowance increased by approximately $6,000.

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

On April 29, 2002, the Company amended its Certificate of Incorporation to increase the number of common stock, par value $.001, shares authorized to be issued from 10,000,000 to 50,000,000 shares, and authorized 5,000,000 preferred stock shares, par value $.01. No preferred stock has been issued as of December 31, 2002.

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

During the quarter ended December 31, 2002, 6,000 shares of common stock were issued to various shareholders for $.50 per share to raise additional capital necessary to finance the Company's operations. The price of $.50 per share, which exceeds the book value per share, was determined as fair value by management as there was no public market for the stock.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote. There were no dividends paid for the years months ended December 31, 2002 and 2001.

5. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2002, the Company had loaned to a related company $4,210. The outstanding balance as of December 31, 2002 was $4,210.

At December 31, 2002, the Company's loan from its shareholders was $6,503.

During the year ended December 31, 2002, the Company had paid to related parties in administrative and legal fees $1,000.

Due to/from related company and stockholders consists of unsecured non-interest bearing loans receivable/payable, with no fixed terms of repayment, therefore, deemed receivable/payable on demand. The purpose of the loans, to/from the related company Easton, Inc. and stockholders was to supply additional working capital to the Company.

6. SUBSEQUENT EVENT - CHANGE IN CONTROL OF THE COMPANY

On January 31, 2003, five major stockholders of the Company entered into a stock sell agreement (the "Agreement") with Shutterport, Inc., formerly named Eshutterbug.com, Inc., a Florida corporation, relating to the purchase of 3,331,000 shares, or approximately 93%, of the issued and outstanding common stock of the Company.

Shutterport, Inc. is an online provider of branded, business to business and business to consumer web portals to a variety of businesses. Shutterport, Inc. acts as an aggregator (to bring in a variety of interests to the portal), facilitator (to assist users in communicating with each other) and infomediary (to gather and supply information to users). Shutterport, Inc. is also developing a loyalty rewards program ("BSP rewards") and intends to sign member providers and merchants during its initial launch anticipated early in 2003. Shutterport, Inc. will charge merchants participating in BSP awards, a percentage of the value of transactions it does.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers serving the Company as of December 31, 2002 are as follows:

Name	Age	Positions Held and Tenure
James J. Charles 5150 Tamiami Trail North #202 Naples, Florida 34103	59	President and Director since June 4, 1999
Dominick Pope 5150 Tamiami Trail North #202 Naples, Florida 34103	70	Director since June 4, 1999

The directors named above will serve until the next annual meeting of the Company's stockholders or until their successors have been appointed and qualified. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.

The directors and officers named above will generally devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Officers generally hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. As reported in a current report on Form 8K, dated January 31, 2003, there was a change in control of the Company after December 31, 2002. In conjunction with the change in control, the officers named above resigned and persons designated by ShutterPort, Inc., were appointed as their successors. Information regarding the new officers appointed after December 31, 2002, is contained in the 8K report.

The change in control of the Company which occurred after December 31, 2002 was completed in anticipation of the subsequent completion of a share exchange transaction between the Company and ShutterPort, Inc.. The current directors have agreed to resign and appoint successors designated by ShutterPort, Inc., following completion of the share exchange transaction. Except for the change in directors which will occur upon completion of the share exchange transactions, there is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information.

James J. Charles.

James J. Charles, President, is a financial executive. Since January 15, 1999 he has been the Sr. Vice President of Finance and Chief Financial Officer of ATEC Group, Inc. From 1994 to 1998 he was a financial consultant to several public companies, including ATEC. From 1991 to 1994 he was the Chief Financial Officer of Caribbean Printing Industries. From 1966 to 1992 he was a partner with Ernst & Young.

Dominick Pope.

Mr. Pope has been a Director of the Company since inception. Mr. Pope has been Secretary and a Director of Arrow Capital Group, Inc. since May, 1997. Mr. Pope is also Secretary and a Director of F-Pack International, Inc. Mr. Pope attended the Baruch School of Business at the City University of New York, and is a founder of Intercom Technologies, Inc, serving as President and Chairman of the Board of Directors since 1977 and Treasurer since March 1985 until his resignation in April 1998. Mr. Pope is presently President of L.J. Loeffler In House Communications, Inc.

Compliance With Section 16(a) of the Exchange Act.

The Company's directors have each filed an Annual Statement of Changes in Beneficial Ownership on Form 5.

ITEM 10. EXECUTIVE COMPENSATION.

No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
James J. Charles (1) 5150 Tamiami Trail North #202 Naples, Florida 34103	0	0
Dominick Pope (1) 5150 Tamiami Trail North #202 Naples, Florida 34103	0	0
Gary D. Yankelowitz 665 5th Avenue New York, NY 10022	919,000	25.6%
Rudy B. Ambrosi 3131 Regatta Road Naples, Florida 34103	1,000,000	27.8%
Mid-Continental Securities 5150 Tamiami Trail No. #202 Naples, FL 34103	619,000	17.3%
Frank Pioppi 5150 Tamiami Trail No. #202 Naples, FL 34103	625,000	17.4%
Ambassador Capital Group 5150 Tamiami Trail No. #202 Naples, FL 34103	300,000	8.4%

(1) The person listed is an officer, a director, or both, of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No officer, director, promoter, affiliate or beneficial owner of the Company has, has had, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under "Executive Compensation" above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individual or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No. Document

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 14, 2002).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 14, 2002).

(a) Exhibits 99.1 and 99.2, CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 are filed herewith.

    No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this annual report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAMSHELL ENTERPRISES, INC.

By: /S/ MARTIN BERNS

Martin Berns, President and Chief Executive Officer

By: /S/ IVAN BIAL

Ivan Bial, Director and Secretary

Date: March 31, 2003

Exhibit 99.1

CLAMSHELL ENTERPRISES, INC.
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Martin Berns, certify that:

1. I have reviewed this annual report on Form 10-KSB of Clamshell Enterprises, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By: /S/ MARTIN BERNS Martin Berns, President and Chief Executive Officer

Exhibit 99.2

CLAMSHELL ENTERPRISES, INC.
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ivan Bial, certify that:

1. I have reviewed this annual report on Form 10-KSB of Clamshell Enterprises, Inc..

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	By: /S/ IVAN BIAL Ivan Bial, Director and Secretary