Form 10QSB
period 2003-03-31
CLAMSHELL ENTERPRISES INC
filed 2003-05-15
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2003
                                            --------------

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


                        Commission File Number: 0-32307
                                                -------

                           CLAMSHELL ENTERPRISES, INC.
                           ---------------------------
                     (Name of small business in its charter)

                NEVADA                                    13-4067623
                ------                                    ----------
     (State or other jurisdiction                        (IRS Employer
          of incorporation)                           Identification No.)

              1515 NORTH FEDERAL HIGHWAY, BOCA RATON, FLORIDA 33432
              -----------------------------------------------------
                     (Address of Principal Executive Office)

                                  561-392-4550
                                  ------------
                            Issuer's telephone number

           5150 TAMIAMI TRAIL NORTH, SUITE 202; NAPLES, FLORIDA 34103
           ----------------------------------------------------------
                  (Former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PAST FIVE YEARS.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At March 31, 2003, the following shares were outstanding: 6,536,562

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                           CLAMSHELL ENTERPRISES, INC.
                          (A Development Stage Company)

                                   FORM 10-QSB
                          Quarter Ended March 31, 2003

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements.............................................3

              Condensed Consolidated Balance Sheet
              March 31, 2003 (Unaudited).......................................4

              Condensed Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended March 31, 2003 and 2002...............5

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 2003 and 2002...............6

              Notes to Consolidated Financial Statements....................7-17


     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations................18-19


     Item 3 - Controls and Procedures.........................................19


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings...............................................20


     Item 2 - Changes in Securities and use of Proceeds.......................20


     Item 3 - Default upon Senior Securities..................................20


     Item 4 - Submission of Matters to a Vote of Security Holders.............20


     Item 6 - Exhibits and Reports on Form 8-K................................20


     Signatures...............................................................21


     Certifications........................................................22-23

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a) The unaudited financial statements of registrant for the three months ended March 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                           CLAMSHELL ENTERPRISES, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS


                          Quarter Ended March 31, 2003


                                    I N D E X



CONDENSED CONSOLIDATED BALANCE SHEET ..........................................4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ...............................5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ...............................6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................7-17

                          CLAMSHELL ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS

Current assets
     Cash and cash equivalents .................................    $       447
     Prepaid expenses and other assets .........................         32,975
                                                                    -----------
           Total current assets ................................         33,422
                                                                    -----------

Property and equipment - net ...................................          7,963
                                                                    -----------
Other assets
     Website and software development costs - net ..............        112,274
     Trademark .................................................          4,000
     Licenses and agreements ...................................        875,000
                                                                    -----------
           Total other assets ..................................        991,274
                                                                    -----------
           Total assets ........................................    $ 1,032,659
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued liabilities ..................    $    47,760
     Due to shareholder ........................................         54,600
                                                                    -----------
           Total current liabilities ...........................        102,360
                                                                    -----------
Other liabilities
     Note payable ..............................................        675,000
     Due to shareholders .......................................        145,634
                                                                    -----------
           Total other liabilities .............................        820,634
                                                                    -----------
           Total liabilities ...................................        922,994
                                                                    -----------
Commitments and contingencies

Stockholders' equity
     Common stock - $.001 par value,
       50,000,000 shares authorized;
       6,536,562 shares issued and outstanding .................          6,537
     Additional paid-in-capital ................................        977,497
     Stock subscription receivable .............................         (8,400)
     Deficit ...................................................       (865,969)
                                                                    -----------
           Total stockholders' equity ..........................        109,665
                                                                    -----------
           Total liabilities and stockholders' equity ..........    $ 1,032,659
                                                                    ===========

                   The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                           CLAMSHELL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                       2003              2002
                                                     --------          --------

Revenues ...................................         $ 13,159          $  9,835

Cost of sales ..............................           21,184            10,746
                                                     --------          --------

Gross loss .................................           (8,025)             (911)

Operating expenses .........................           37,607            18,221
                                                     --------          --------

     Loss from operations ..................          (45,632)          (19,132)

Interest expense ...........................           10,456                 -
                                                     --------          --------

Net loss ...................................         $(56,088)         $(19,132)
                                                     ========          ========

                  The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                           CLAMSHELL ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             2003        2002
                                                           --------     -------

Cash flows from operating activities
     Net cash used in operations ......................    $(34,672)    $(6,996)
                                                           --------     -------

Cash flows from financing activities
     Bank overdraft ...................................           -      (2,035)
     Proceeds from issuance of common stock ...........      50,350       6,000
     Due to shareholder - net .........................     (15,598)      3,179
                                                           --------     -------

     Net cash provided by financing activities ........      34,752       7,144
                                                           --------     -------

Net increase in cash and cash equivalents .............          80         148

Cash and cash equivalents - beginning of period .......         367           -
                                                           --------     -------

Cash and cash equivalents - end of period .............    $    447     $   148
                                                           ========     =======



Supplemental cash flow information:
     Cash paid during the year for:
           Interest ...................................    $      -     $     -
                                                           ========     =======

           Income taxes ...............................    $      -     $     -
                                                           ========     =======

Noncash activities:
See footnote 6 regarding the purchase of the License and Agreement and note payable

                  The accompanying notes are an integral part
               of the condensed consolidated financial statements.

                           CLAMSHELL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

       MERGER

       On March 31, 2003, ("Merger Date") Clamshell Enterprises, Inc. ("Clamshell") entered into a merger agreement with ShutterPort, Inc. ("ShutterPort") with ShutterPort becoming a wholly-owned subsidiary of Clamshell. Since the former stockholders of ShutterPort owned a majority of the issued and outstanding shares of common stock of Clamshell after the merger and private placement of Clamshell stock, this transaction was accounted for as a recapitalization of ShutterPort, whereby ShutterPort, is deemed to be the accounting acquirer and has adopted the capital structure of Clamshell.

       The assets and liabilities of Clamshell were deemed to have been acquired by ShutterPort from Clamshell, at the Merger Date. Clamshell did not have any assets at the Merger Date and its liabilities were not significant. All financial information included in this report on Form10-QSB prior to the Merger Date is those of ShutterPort, as if ShutterPort had been the registrant. The financial information since the Merger Date is those of Clamshell and ShutterPort consolidated.


       Due to the recapitalization of ShutterPort, all reference to shares of ShutterPort common stock has been restated to reflect the equivalent number of Clamshell shares outstanding at the Merger Date. In other words, the 5,926,660 ShutterPort shares outstanding at March 31, 2003 are restated as 6,536,562 shares outstanding, as shown on the balance sheet

       The merger was effected by ShutterPort paying $35,000, pursuant to a stock purchase agreement (dated February 3, 2003) to the Clamshell shareholders for 3,331,000 shares of Clamshell or approximately 93% of the 3,585,900 total issued and outstanding common stock of Clamshell. There were 254,900 remaining Clamshell shares outstanding after the purchase of the stock.

                           CLAMSHELL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       MERGER (Continued)

       These Clamshell shares acquired were subsequently cancelled by ShutterPort and Clamshell issued 5,926,662 shares for the share exchange pursuant to the merger and share exchange agreement ("agreement") with ShutterPort's stockholders. Pursuant to the agreement ShutterPort's stockholders received one share of Clamshell common stock for each share of ShutterPort's stock they held.

       ShutterPort obtained the funds needed to acquire the Clamshell shares through the sale of Clamshell's equity securities in a private placement under Regulation D, (400,000 shares at $.25 per share) to existing ShutterPort stockholders. As part of this private placement, ShutterPort in lieu of making a $15,000 payment to MidContinental Securities Corp. (a major stockholder of Clamshell) for the purchase of its Clamshell stock, issued 60,000 shares to MidContinental Securities Corp. At March 31, 2003, 355,000 total shares were purchased or subscribed for as capital raised in the private placement. A total of 6,581,562 common stock shares will be outstanding after all the remaining 45,000 shares from the private placement are sold.

       The company is in the process of changing its name to MediaNet Group Technologies, Inc., therefore no new common stock shares have been physically issued to the stockholders. The company will issue the shares, in accordance with the agreement and private placement, after the corporate name change formally occurs, on or about May 22, 2003.

       All references to "Clamshell", "ShutterPort", or the "Company" mean Clamshell or ShutterPort separately prior to the merger and Clamshell, as successor to the business of ShutterPort, after giving effect to the merger.

       DESCRIPTION OF BUSINESS

       ShutterPort, Inc. formerly named Eshutterbug.com, Inc., a Florida corporation, was founded February 4, 2000. The Company was formed to become an online provider of branded, business to business and business to consumer web portals to a variety of businesses. The Company will act as an aggregator (to bring in a variety of interests to the portal), facilitator (to assist users in communicating with each other) and infomediary (to gather and supply information to users). The Company is also developing a loyalty rewards program ("BSP rewards") and intends to sign member providers and merchants during its initial launch anticipated in 2003. The Company will charge merchants participating in BSP awards, a percentage of the value of transactions it does.

                           CLAMSHELL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       CAPITAL RESOURCES AND BUSINESS RISKS

       The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At March 31, 2003, current liabilities exceeded current assets by $68,938.

       The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2003, the Company had an accumulated deficit of $865,969. The Company also realized net loss of $56,088 for the three months ended March 31, 2003.

       Operations to date have been primarily financed by stockholder debt and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

       CONTROL BY PRINCIPAL STOCKHOLDERS

       The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

       RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK TRANSACTIONS

       On April 6, 2000, the three founders of ShutterPort issued 3,200,000 shares at $.01 per share and became the majority shareholders of the Company. Subsequent to this issuance, 1,635,000 shares were issued to related and other parties, by the founders at $.01 per share.

       In June 2000, ShutterPort entered into a service agreement with 411now.com, Inc., to develop the web site and the web portal software for the Company. The contract total was $110,000, plus 57,500 shares of the Company. These shares, as determined by management, were valued at $2.00 per share and issued on July 3, 2000.

                           CLAMSHELL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK TRANSACTIONS (Continued)

       In June 2000, ShutterPort entered into a service agreement with PSINet Strategic Services, Inc. to provide web hosting and consulting services for the Company. The contract was never completed but 146,782 shares were issued on October 24, 2001 to PSINet Strategic Services, Inc. in consideration of the services that were rendered. These shares, as determined by management, were valued at $2.00 per share. Subsequent to these shares being issued, PSINet Strategic Services, Inc. filed for bankruptcy. Included in accounts payable is $4,850, which is the balance due for the services rendered.

       From inception to December 31, 2002, shares have been issued to consultants as compensation for consulting services provided to the Company. The total shares issued and outstanding for these services, at December 31, 2002 were 536,380. The Company recognized the cost attributed to these shares in the amount of $.05 per share at the time of issuance.

       MidContinental Securities Corp. holds warrants to purchase 500,000 shares of common stock at an exercise price of $1.50 per share. The warrants expire on December 31, 2005.

       USE OF ESTIMATES

       The preparation of the financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       SIGNIFICANT ESTIMATE

       Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of website development costs, accrued liabilities and the useful lives for amortization and depreciation.

       RESEARCH AND DEVELOPMENT COSTS

       Research and development costs are expensed as incurred. There were no research and development costs for the three months ended March 31, 2003 and 2002.

                           CLAMSHELL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       REVENUE RECOGNITION

       The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining. The Company's revenue recognition policies are in conformity with the AICPA's Statement of Position No. 97-2, "Software Revenue Recognition", as amended ("SOP 97-2").

       SOP 97-2 generally requires revenue from software arrangements involving multiple elements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, post-contract customer support, installation, or training and recognized as the element is delivered and the Company has no significant remaining performance obligations. The determination of fair value is based on objective evidence that is specific to the vendor. If evidence of fair value for each element of the arrangement does not exist, and the only outstanding deliverable is post-customer support, all revenue from the arrangement is recognized ratably over the term of the arrangement.

       Revenue from website portal services is recognized as the services are performed. The web-site portal service revenues are derived from a combination of fees, which are prepackaged individually for each customer. The customers buy a combination of items specific to their individual needs, upon which revenues are derived.

       The Company charges a per-client, per-month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenues were not significant as of March 31, 2003 and 2002.

       Revenues generated in exchange for advertising services are valued at the fair value of the services exchanged, based on the Company' s own historical practice of receiving cash, or other consideration that is readily convertible to known amounts of cash for similar advertising from buyers unrelated in the barter transaction. During the three months ended March 31, 2003 and 2002, revenue derived from barter transactions were not significant.

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid debt investments with a maturity of three months or less as cash equivalents.

                           CLAMSHELL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       EQUIPMENT

       Expenditures for maintenance, repairs and betterments, which do not materially extend the normal useful life of an asset, are charged to operations as incurred. Upon sale or other disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

       Depreciation and amortization are provided for financial reporting primarily on the accelerated and the straight-line methods over the estimated useful lives of the respective assets as follows:

                                             Estimated
                                            Useful Lives
                                            ------------
                     Computer equipment       5 years

       OTHER ASSETS

       The Company capitalizes computer software development costs in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86 requires that the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization. These costs are amortized by the greater of the amount computed using (i) the ratio that current gross revenues from the sales of software bear to the total of current and anticipated future gross revenue from the sales of the software or (ii) the straight line method over the estimated useful life of the product. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

       Statement of Position 98-1, "Accounting for the Costs of Computer Software Development For or Obtained for Internal Use" ("SOP 98-1") requires capitalization of certain cost incurred in the development of content for the Company's website and web site maintenance costs are expensed as incurred.

       The Company records impairment losses on capitalized software and other long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those items. The cash flow estimates are based on historical results adjusted to reflect the best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. Estimates of future cash flows and different assumptions regarding such cash flows could materially affect the estimates.

                           CLAMSHELL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       OTHER ASSETS (Continued)

       The Company capitalized in October 2000, $225,000 in website and software development costs. The capitalized costs, which are the outside consulting fees charged by 411now.com, Inc., are amortized to expense based on the estimated useful life (5 years). Amortization expense totaled $11,273 for three months ended March 31, 2003 and 2002. The estimated aggregate future amortization expense for capitalized website and software development costs remaining as of December 31, 2002 is as follows:

                           Years            Amount
                           -----            ------

                           2003             $45,090
                           2004             $45,090
                           2005             $33,367

       The trademark was placed in service September 2001 and cost approximately $4,000. The Company examines the carrying value of its intangible assets to determine if there are any impairment losses. If indicators of impairment were present in intangible assets used in operations and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of trademark recorded in the accompanying financial statements.

       START-UP COSTS

       The Company, in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities, expenses all start-up and organizational costs as they incurred.

       EQUITY BASED COMPENSATION

       The Company accounts for employee stock options in accordance with Accounting Principles Board Option No. 25 (APB), "Accounting for Stock Issued to Employees." Under APB No. 25 the Company recognizes no compensation expense related to employee stock options, as no options are granted at a price below the market price on the day of grant.

       SFAS No. 123, "Accounting for Stock-Based Compensation," prescribes the recognition of compensation expense based on the fair value of options on the grant date, allows companies to continue applying APB No. 25 if certain pro forma disclosures are made assuming hypothetical fair value method application.

                           CLAMSHELL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       INCOME TAXES

       Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes" ("FAS 109"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance to the extent that the recoverability of the asset is not considered to be more likely than not.

       The Company did not provide any current or deferred income tax provision or benefit for any periods presented to date because it has experienced a net operating loss since inception.


2.     LOSS PER SHARE

       Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

       The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table.

                                                   Three Months Ended
                                                        March 31,
                                                 ------------------------
                                                    2003         2002
                                                 ----------   -----------

       NUMERATOR FOR BASIC AND DILUTED LPS
              Net loss to common shareholders .  $  (56,088)  $   (19,132)
                                                 ==========   ===========

       DENOMINATOR FOR BASIC AND DILUTED LPS
              Weighted average shares of common
                 stock outstanding ............   6,536,562     6,536,562
                                                 ==========   ===========

       LPS - Basic and diluted ................  $    (0.01)  $     (0.00)
                                                 ==========   ===========

                           CLAMSHELL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.     STOCKHOLDERS' LOANS

       The caption "Due to Stockholders" consists of three separate notes, all of which are unsecured. The short term notes consist of two notes. The first note is for $35,000, bearing an annual interest rate at 6.750%, payable monthly and matures in July 2003. The second note is for $19,600, non-interest bearing, due July 1, 2003. The long term note of $145,634 is non-interest bearing and is due June 30, 2004.


4.     EQUIPMENT

       Equipment at cost consists of:
                                                              March 31, 2003
                                                              --------------

       Computer software and equipment ...................        $17,263

       Less: accumulated depreciation ....................          9,300
                                                                  -------

              Total ......................................        $ 7,963
                                                                  =======

       Depreciation expense for the three months ended March 31, 2003 and 2002 was $863.


5.     INCOME TAXES

       The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

       As of March 31, 2003, the Company has available a federal net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards expire during the years 2020 through 2022.

       The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carryforwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

       The utilization of the net operating loss will be subject to a substantial limitation due to the "Change of ownership provisions" under
       Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss before its utilization.

                           CLAMSHELL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.     NOTE PAYABLE

       On January 5, 2003, ShutterPort closed on an agreement with Adelstein Productions, Inc., a Florida corporation ("Adelstein"), to acquire 130 color episodes of the 1970's Howdy Doody television show ("Purchased Assets"). The Company intends to market this intellectual property through video sales and television syndication. The total purchase price includes 200,000 shares of common stock of the Company that was issued at closing and a note payable.

       The principal amount of the note payable is $675,000 ("Note"), payable to an Adelstein stockholder ("Holder"), who has been assigned by Adelstein to collect the proceeds of the note and make the proper distributions to the Adelstein shareholders. The Note bears an annual interest rate of approximately 6%. The total principal amount of the note matures on January 5, 2012. Accrued interest shall be payable annually in arrears, provided that the initial interest payment is made simultaneously with the issuance of this Note, by the issuance and delivery of 40,000 shares of the Company's Common Stock to the Holder. On January 5, 2003, the Company issued 40,000 shares of stock to the Holder of the Note for the initial first year interest payment.

       The outstanding principal amount of this Note plus all accrued but unpaid interest due thereon shall be convertible at the option of the Holder at a conversion price equal to $1.50 per share, subject to certain equity adjustments. The Holder must convert at least $75,000 of Principal amount at any one time. If less than $75,000 of Principal is outstanding, then all of such remaining amount of principal shall be converted, if any is converted.

       The Company shall have the option of paying the interest in cash or shares of the Company's Common Stock. If payment is made in shares, then the number of shares shall be computed based on 60% of the average bid price for the 10 trading days ending on the interest payment date.

       The Company may offset against the Note balance any direct out-of-pocket expenses paid by the Company, including legal fees, used to defend any third party claims against the Purchased Assets relating to the ownership of such assets, up to $75,000. The Company is required to provide Adelstein documentation of such expenses.


7.     CAPITAL STOCK AND STOCK OPTION PLAN

       The total number of shares of capital stock authorized to be issued by the Company is 50,000,000 shares of Common Stock, $.001 par value. Each share of capital stock entitles the holder thereof to one vote at each meeting of the stockholders of the Company.

                           CLAMSHELL ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7.     CAPITAL STOCK AND STOCK OPTION PLAN (Continued)

       The Company has adopted a Non-Qualified stock option plan pursuant to which 500,000 shares of Common Stock have been set aside for issuance upon exercise of stock options. The Plan is designed as a means to retain and motivate key employees, directors and advisors. The Board of Directors administers and interprets the Plan. Options may be granted to all eligible employees of the Company, including officers and non-employee directors and others who perform services for the Company. There are no outstanding options as of March 31, 2003 and 2002.


8.     LEGAL PROCEEDINGS

       From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is party of or to which any of their property is subject.


9.     COMMITMENTS AND CONTINGENCIES

       The Company had an employment agreement with one officer providing for certain guaranteed payments starting January 1, 2003 and ending December 31, 2005. . The terms of this employment agreement call for an annual salary of $40,000 plus other standard employee benefits.


10.    SUBSEQUENT EVENTS

       On April 1, 2003, the Board of Directors authorized an increase in the issuance of its restricted common stock under the private placement, from 400,000 shares to 440,000 shares.

       On April 1, 2003, the Board of Directors revoked the existing non-qualified stock option plan. The Board agreed to review a new stock option plan during the fourth quarter of 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

OVERVIEW

         Clamshell Enterprises, Inc. was organized under the laws of the State of Nevada on June 4, 1999 as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or similar type of transaction. On March 31, 2003 we completed the acquisition of all of the issued and outstanding shares of ShutterPort, Inc., a Florida corporation, with ShutterPort becoming a wholly-owned subsidiary.

         Since the former stockholders of ShutterPort owned a majority of the issued and outstanding shares of common stock of Clamshell after the merger and private placement of Clamshell stock, this transaction was accounted for as a recapitalization of ShutterPort, whereby ShutterPort, is deemed to be the accounting acquirer and has adopted the capital structure of Clamshell. Therefore, the assets and liabilities of Clamshell were deemed to have been acquired by ShutterPort from Clamshell, at the Merger Date.

PLAN OF OPERATION

         The Company is involved in web based application development, loyalty programs and intellectual properties. The operating divisions include:

o        Brandaport www.brandaport.com

o        BSP Rewards www.bsprewards.com

o MemoryLane Syndication www.memorylanesyndication.com and www.doodyville.com (Howdy Doody TV and videos)

o        MediaNet Group Technologies www.MediaNet Group

o        Technologies.com Total Home View www.totalhomeview.com

         Our plan of operations is to build a constantly expanding base of passive residual income for our company, clients and resellers. We hope to do this by licensing and establishing a worldwide affiliated network of internet portals utilizing our Brand-A-Port software. This program design is the cohesive element that ties all of our divisions together in a self contained partnership group.

         Our network model tracks that of a television network. We license our content, look and feel to individual and companies and then customize and co-brand an internet portal in the client's name. These individual, corporate and organization affiliates also become the sales agents for our programs and receive commissions and overrides on portal sales, monthly hosting fees and product sales.

         We maintain a very low overhead of approximately $15,000 per month as management receives minimal remuneration and operating expenses are maintained at a minimum rate. Although we now produce some revenue the amount does not yet cover all monthly expenses. Management has supplemented working capital when necessary through loans. Although no specific commitments to provide additional funds have been made by management or by other stockholders, it is the current intention of management to continue to make additional loans to supplement working capital, as necessary. Accordingly, Management believes that we can continue current business operations without requiring any substantial additional capital investment.

         We will require additional working capital in order to significantly increase our operations and to fully implement our business plan. We have do not currently have any plans, proposals, arrangements or understandings in place for raising capital either through the sale or issuance of additional securities or through other sources. We do have an outstanding warrant which gives the holder the right to purchase up to 500,000 shares of our common stock at a price of $1.50 per share. But, the holder of the warrant is not obligated to exercise it, and there is no assurance that we will receive any capital as a result of exercise of the warrant. Therefore, there is no assurance that any additional capital will be available to us to allow us to expand our current operations and fully implement our business plan.


ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a) Exhibits 99.1 and 99.2 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, are filed herewith.

         (b) A report on Form 8-K discussing Changes in Control of Registrant was filed with the Securities and Exchange Commission on March 4, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CLAMSHELL ENTERPRISES, INC.


Date: May 15, 2003                        By: /S/  MARTIN BERNS
                                          Martin Berns
                                          President and Chief Executive Officer


Date: May 15, 2003                        By: /S/  IVAN BIAL
                                          Ivan Bial
                                          Director and Secretary

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Martin Berns, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Clamshell Enterprises, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                     By: /S/ MARTIN BERNS
                                       Martin Berns, President, CEO and Director

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ivan Bial, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Clamshell Enterprises, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                     By:  /S/ IVAN BIAL
                                       Ivan Bial, Director and Secretary