Form 10QSB
period 2003-06-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2003-08-13
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2003
                                            -------------

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


                         Commission File Number: 0-32307
                                                 -------

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (formerly CLAMSHELL ENTERPRISES, INC.)
                     ---------------------------------------
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

At June 30, 2003, the following shares were outstanding: 6,621,566

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (formerly CLAMSHELL ENTERPRISES, INC.)


                                   FORM 10-QSB
                           Quarter Ended June 30, 2003

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements.............................................3

              Condensed Consolidated Balance Sheet
              June 30, 2003 (Unaudited)........................................4

              Condensed Consolidated Statements of Operations (Unaudited)
              For the Six Months Ended June 30, 2003 and 2002..................5

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended June 30, 2003 and 2002..................6

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


     Item 4 - Submission of Matters to a Vote of Security Holders.............20


     Item 6 - Exhibits and Reports on Form 8-K................................20


     Signatures...............................................................21


     Certifications........................................................22-23

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (formerly CLAMSHELL ENTERPRISES, INC.)



                              FINANCIAL STATEMENTS


                           Quarter Ended June 30, 2003


                                    I N D E X



CONDENSED CONSOLIDATED BALANCE SHEET ..........................................4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ...............................5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ...............................6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................7-17

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                     ASSETS
Current assets
  Cash and cash equivalents ...................................     $     1,982
  Prepaid expenses and other assets ...........................          22,975
                                                                    -----------
Total current assets ..........................................          24,957
                                                                    -----------

Property and equipment - net ..................................           7,100
                                                                    -----------
Other assets
  Website and software development costs - net ................         101,001
  Trademark ...................................................           4,000
  Licenses and agreements .....................................         875,000
                                                                    -----------
            Total other assets ................................         980,001
                                                                    -----------

Total assets ..................................................     $ 1,012,057
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities ....................     $    77,271
  Due to shareholder ..........................................          40,850
                                                                    -----------
Total current liabilities .....................................         118,121
                                                                    -----------
Other liabilities
  Note payable ................................................         675,000
  Due to shareholders .........................................         156,046
                                                                    -----------
            Total other liabilities ...........................         831,046
                                                                    -----------

            Total liabilities .................................         949,167
                                                                    -----------
Commitments and contingencies
Stockholders' equity
  Common stock - $.001 par value, 50,000,000 shares authorized;
    6,621,566 shares issued and outstanding ...................           6,622
  Additional paid-in-capital ..................................         975,759
  Deficit .....................................................        (919,491)
                                                                    -----------
Total stockholders' equity ....................................          62,890
                                                                    -----------

Total liabilities and stockholders' equity ....................     $ 1,012,057
                                                                    ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      Three Months Ended     Six Months Ended
                                           June 30,               June 30,
                                     -------------------   --------------------
                                       2003       2002        2003       2002
                                     --------   --------   ---------   --------

Revenues ..........................  $ 12,731   $  8,292   $  25,890   $ 29,802

Cost of sales .....................    21,005         60      42,189     10,806
                                     --------   --------   ---------   --------

Gross income (loss) ...............    (8,274)     8,232     (16,299)    18,996

Operating expenses ................    35,248     12,301      72,855     28,039
                                     --------   --------   ---------   --------

          Loss from operations ....   (43,522)    (4,069)    (89,154)    (9,043)

Interest expense ..................    10,000          -      20,456          -
                                     --------   --------   ---------   --------

Net loss ..........................  $(53,522)  $ (4,069)  $(109,610)  $ (9,043)
                                     ========   ========   =========   ========

Loss per share ....................  $  (0.01)  $  (0.00)  $   (0.02)  $  (0.00)
                                     ========   ========   =========   ========


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            2003         2002
                                                          --------     --------

Cash flows from operating activities
  Net cash used in operations ........................    $(52,926)    $(13,643)
                                                          --------     --------

Cash flows from financing activities
  Bank overdraft .....................................           -       (2,035)
  Proceeds from issuance of common stock .............      68,850        8,000
  Due to shareholder - net ...........................     (14,309)           -
                                                          --------     --------

  Net cash provided by financing activities ..........      54,541        5,965
                                                          --------     --------

Net increase in cash and cash equivalents ............    $  1,615     $ (7,678)

Cash and cash equivalents - beginning of period ......         367        7,740
                                                          --------     --------

Cash and cash equivalents - end of period ............    $  1,982     $     62
                                                          ========     ========

Supplemental cash flow information:

Cash paid during the year for:
    Interest .........................................    $      -     $      -
                                                          ========     ========

    Income taxes .....................................    $      -     $      -
                                                          ========     ========

Noncash activities:

     See footnotes 1 and 6 regarding the stock transactions and purchase of the License and Agreement and note payable.


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

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

       Due to the recapitalization of Shutterport, all reference to shares of Shutterport common stock has been restated to reflect the equivalent number of Clamshell shares outstanding at the Merger Date. In other words, the 5,926,660 Shutterport shares outstanding at March 31, 2003 are restated as 6,536,562 shares outstanding, as shown on the balance sheet at March 31, 2003.

       The merger was effected by Shutterport paying $35,000, pursuant to a stock purchase agreement (dated February 3, 2003) to the Clamshell shareholders for 3,331,000 shares of Clamshell or approximately 93% of the 3,585,900 total issued and outstanding common stock of Clamshell. There were 254,900 remaining Clamshell shares outstanding after the purchase of the stock.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

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

       Shutterport obtained the funds needed to acquire the Clamshell shares through the sale of Clamshell's equity securities in a private placement under Regulation D, (400,000 shares at $.25 per share) to existing Shutterport stockholders. On April 1, 2003, the Board of Directors authorized an increase in the issuance of its restricted common stock under the private placement, from 400,000 shares to 440,000 shares. As part of this private placement, Shutterport in lieu of making a $15,000 payment to MidContinental Securities Corp. (a major stockholder of Clamshell) for the purchase of its Clamshell stock, issued 60,000 shares to MidContinental Securities Corp. As of June 30, 2003, 440,000 total shares were purchased or subscribed for as capital raised in the private placement. A total of 6,621,566 common stock shares were outstanding as of June 30, 2003.

       All references to "Clamshell", "Shutterport", or the "Company" mean Clamshell or Shutterport separately prior to the merger and the Company, as successor to the business of Shutterport, after giving effect to the merger.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       CAPITAL RESOURCES AND BUSINESS RISKS

       The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At June 30, 2003, current liabilities exceeded current assets by $93,164.

       The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2003, the Company had an accumulated deficit of $919,491. The Company also realized net loss of $109,610 for the six months ended June 30, 2003.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

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

       From inception to June 30, 2003, shares have been issued to consultants as compensation for consulting services provided to the Company. The total shares issued and outstanding for these services, at June 30, 2003 were 536,380. The Company recognized the cost attributed to these shares in the amount of $.05 per share at the time of issuance.

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

       RESEARCH AND DEVELOPMENT COSTS

       Research and development costs are expensed as incurred. There were no research and development costs for the six months ended June 30, 2003 and 2002.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

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

       The Company charges a per-client, per-month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenues were not significant as of June 30, 2003 and 2002.

       Revenues generated in exchange for advertising services are valued at the fair value of the services exchanged, based on the Company' s own historical practice of receiving cash, or other consideration that is readily convertible to known amounts of cash for similar advertising from buyers unrelated in the barter transaction. During the six months ended June 30, 2003 and 2002, revenue derived from barter transactions were not significant.

       CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid debt investments with a maturity of three months or less as cash equivalents.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       OTHER ASSETS (Continued)

       The Company capitalized in October 2000, $225,000 in website and software development costs. The capitalized costs, which are the outside consulting fees charged by 411now.com, Inc., are amortized to expense based on the estimated useful life (5 years). Amortization expense totaled $22,546 for six months ended June 30, 2003 and 2002. The estimated aggregate future amortization expense for capitalized website and software development costs remaining as of December 31, 2002 is as follows:

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

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

                                                     Six Months Ended
                                                         June 30,
                                                 ------------------------
                                                    2003          2002
                                                 ----------    ----------

       NUMERATOR FOR BASIC AND DILUTED LPS
              Net loss to common shareholders..  $ (109,610)   $   (9,043)
                                                 ==========    ==========

       DENOMINATOR FOR BASIC AND DILUTED LPS
              Weighted average shares of common
                 stock Outstanding.............   6,539,064     6,536,562
                                                 ==========    ==========

       LPS - Basic and diluted.................  $    (0.02)   $    (0.00)
                                                 ==========    ==========

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. STOCKHOLDERS' LOANS

       The caption "Due to Stockholders" consists of three separate notes, all of which are unsecured. The short term notes consist of two notes. The first note is for $21,250, bearing an annual interest rate at 6.750%, payable monthly and matures in July 2003. The second note is for $19,600, non-interest bearing, due July 1, 2003. The long term note of $156,046, is non-interest bearing and is due June 30, 2004.


4. EQUIPMENT

       Equipment at cost consists of:
                                                              June 30, 2003
                                                              -------------

       Computer software and equipment ...................        $17,263

       Less: accumulated depreciation ....................         10,163
                                                                  -------

              Total ......................................        $ 7,100
                                                                  =======

       Depreciation expense for the six months ended June 30, 2003 and 2002 was $1,726.


5. INCOME TAXES

       The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

       As of June 30, 2003, the Company has available a federal net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards expire during the years 2020 through 2023.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. LEGAL PROCEEDINGS

       From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is party of or to which any of their property is subject.


9. EXECUTIVE COMPENSATION

       The Company has an employment agreement with one officer providing for certain guaranteed payments starting January 1, 2003 and ending December 31, 2005. . The terms of this employment agreement call for an annual salary of $40,000 plus other standard employee benefits. Total consulting fees paid to other executives were $12,000 and $0 for the six months ended June 30, 2003 and 2002 respectively.

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

         We will require additional working capital in order to significantly increase our operations and to fully implement our business plan. We do not have currently have any plans, proposals, arrangements or understandings in place for raising capital either through the sale or issuance of additional securities or through other sources. We do have an outstanding warrant which gives the holder the right to purchase up to 500,000 shares of our common stock at a price of $1.50 per share. But, the holder of the warrant is not obligated to exercise it, and there is no assurance that we will receive any capital as a result of exercise of the warrant. Therefore, there is no assurance that any additional capital will be available to us to allow us to expand our current operations and fully implement our business plan.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits 99.1 and 99.2 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, are filed herewith.

         (b) Reports on Form 8-K and Form 8-K/A Amendment No. 1 dated March 31, 2003 discussing Acquisition of Assets and Financial Statements of the Registrant, were filed with the Securities and Exchange Commission on April 7, 2003 and April 18, 2003 respectively.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDIANET GROUP TECHNOLOGIES, INC.
                                          (formerly CLAMSHELL ENTERPRISES, INC.)


Date: August 13, 2003                     By: /S/  MARTIN BERNS
                                          Martin Berns
                                          President and Chief Executive Officer


Date: August 13, 2003                     By: /S/  IVAN BIAL
                                          Ivan Bial
                                          Director and Secretary

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Martin Berns, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MEDIANET GROUP TECHNOLOGIES, INC. (formerly Clamshell Enterprises, Inc.)

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

Date: August 13, 2003                  By: /S/ MARTIN BERNS
                                       Martin Berns, President, CEO and Director

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ivan Bial, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of MEDIANET GROUP TECHNOLOGIES, INC. (formerly Clamshell Enterprises, Inc.).

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

Date: August 13, 2003                  By:  /S/ IVAN BIAL
                                       Ivan Bial, Director and Secretary