Form 10QSB
period 2003-09-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2003-11-10
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2003
                                            ------------------

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


                                 Not Applicable
           ----------------------------------------------------------
                  (Former address if changed since last report)

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

At September 30, 2003, the following shares were outstanding: 6,696,566

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (formerly CLAMSHELL ENTERPRISES, INC.)


                                   FORM 10-QSB
                        Quarter Ended September 30, 2003

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements.............................................3

              Condensed Consolidated Balance Sheet
              September 30, 2003 (Unaudited)...................................4

              Condensed Consolidated Statements of Operations (Unaudited)
              For the Nine Months Ended September 30, 2003 and 2002............5

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2003 and 2002............6

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


     Item 3 - Default upon Senior Securities..................................20


     Item 4 - Submission of Matters to a Vote of Security Holders.............20


     Item 6 - Exhibits and Reports on Form 8-K................................20


     Signatures...............................................................21

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (formerly CLAMSHELL ENTERPRISES, INC.)



                              FINANCIAL STATEMENTS


                        Quarter Ended September 30, 2003


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

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ...............................5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ...............................6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................7-17

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (UNAUDITED)

                                     ASSETS
Current assets
  Cash and cash equivalents ...................................     $     2,324
  Prepaid expenses and other assets ...........................          12,974
                                                                    -----------
Total current assets ..........................................          15,298
                                                                    -----------

Property and equipment - net ..................................           6,237
                                                                    -----------
Other assets
  Website and software development costs - net ................          89,728
  Trademark ...................................................           4,000
  Licenses and agreements .....................................         875,000
                                                                    -----------
            Total other assets ................................         968,728
                                                                    -----------

Total assets ..................................................     $   990,263
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities ....................     $    66,821
  Due to shareholder ..........................................          40,850
                                                                    -----------
Total current liabilities .....................................         107,671
                                                                    -----------
Other liabilities
  Note payable ................................................         675,000
  Due to shareholders .........................................          92,729
                                                                    -----------
            Total other liabilities ...........................         767,729
                                                                    -----------

            Total liabilities .................................         875,400
                                                                    -----------
Commitments and contingencies
Stockholders' equity
  Common stock - $.001 par value, 50,000,000 shares authorized;
    6,696,566 shares issued and outstanding ...................           6,697
  Additional paid-in-capital ..................................       1,089,443
  Deficit .....................................................        (981,277)
                                                                    -----------
Total stockholders' equity ....................................         114,863
                                                                    -----------

Total liabilities and stockholders' equity ....................     $   990,263
                                                                    ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                      Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                     -------------------   --------------------
                                       2003       2002        2003       2002
                                     --------   --------   ---------   --------

Revenues ..........................  $ 17,360   $  9,739   $  43,250   $ 24,423

Cost of sales .....................    28,078      6,405      70,267     17,212
                                     --------   --------   ---------   --------

Gross income (loss) ...............   (10,718)     3,334     (27,017)     7,211

Operating expenses ................    41,068      5,230     113,923     25,758
                                     --------   --------   ---------   --------

          Loss from operations ....   (51,786)    (1,896)   (140,940)   (18,547)

Interest expense ..................    10,000        172      30,456        172
                                     --------   --------   ---------   --------

Net loss ..........................  $(61,786)  $ (2,068)  $(171,396)  $(18,719)
                                     ========   ========   =========   ========

Loss per share ....................  $  (0.01)  $  (0.00)  $   (0.03)  $  (0.00)
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            2003         2002
                                                          --------     --------

Cash flows from operating activities
  Net cash provided in operations ....................   $(476,886)    $ (3,996)
                                                         ---------     --------

Cash flows from financing activities
  Bank overdraft .....................................           -       (2,035)
  Proceeds from issuance of common stock .............    (471,708)       6,000
  Due to shareholder - net ...........................        (819)           -
                                                         ---------     --------

  Net cash used in financing activities ..............    (472,527)       3,965
                                                         ---------     --------

Net increase in cash and cash equivalents ............   $   4,359     $    (31)

Cash and cash equivalents - beginning of period ......      (2,035)           -
                                                         ---------     --------

Cash and cash equivalents - end of period ............   $  (2,324)    $    (31)
                                                         =========     ========

Supplemental cash flow information:

Cash paid during the year for:
    Interest .........................................   $       -     $      -
                                                         =========     ========

    Income taxes .....................................   $       -     $      -
                                                         =========     ========

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2002.

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

       Shutterport obtained the funds needed to acquire the Clamshell shares through the sale of Clamshell's equity securities in a private placement under Regulation D, (400,000 shares at $.25 per share) to existing Shutterport stockholders. On April 1, 2003, the Board of Directors authorized an increase in the issuance of its restricted common stock under the private placement, from 400,000 shares to 440,000 shares. As part of this private placement, Shutterport in lieu of making a $15,000 payment to MidContinental Securities Corp. (a major stockholder of Clamshell) for the purchase of its Clamshell stock, issued 60,000 shares to MidContinental Securities Corp. As of September 30, 2003, 440,000 total shares were purchased or subscribed for as capital raised in the private placement. A total of 6,696,566 common stock shares were outstanding as of September 30, 2003.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       CAPITAL RESOURCES AND BUSINESS RISKS

       The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At September 30, 2003, current liabilities exceeded current assets by $92,372.

       The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2003, the Company had an accumulated deficit of $981,277. The Company also realized net loss of $171,396 for the nine months ended September 30, 2003.

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

       From inception to September 30, 2003, shares have been issued to consultants as compensation for consulting services provided to the Company. The total shares issued and outstanding for these services, at September 30, 2003 were 536,380. The Company recognized the cost attributed to these shares in the amount of $.05 per share at the time of issuance.

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

       RESEARCH AND DEVELOPMENT COSTS

       Research and development costs are expensed as incurred. There were no research and development costs for the nine months ended September 30, 2003 and 2002.

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

       The Company charges a per-client, per-month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenues were not significant as of September 30, 2003 and 2002.

       Revenues generated in exchange for advertising services are valued at the fair value of the services exchanged, based on the Company' s own historical practice of receiving cash, or other consideration that is readily convertible to known amounts of cash for similar advertising from buyers unrelated in the barter transaction. During the nine months ended September 30, 2003 and 2002, revenue derived from barter transactions were not significant.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       OTHER ASSETS (Continued)

       The Company capitalized in October 2000, $225,000 in website and software development costs. The capitalized costs, which are the outside consulting fees charged by 411now.com, Inc., are amortized to expense based on the estimated useful life (5 years). Amortization expense totaled $33,819 and $0 for nine months ended September 30, 2003 and 2002 respectively. The estimated aggregate future amortization expense for capitalized website and software development costs remaining as of December 31, 2002 is as follows:

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

                                                    Nine Months Ended
                                                      September 30,
                                                 ------------------------
                                                    2003          2002
                                                 ----------    ----------

       NUMERATOR FOR BASIC AND DILUTED LPS
              Net loss to common shareholders..  $ (171,396)   $  (18,719)
                                                 ==========    ==========

       DENOMINATOR FOR BASIC AND DILUTED LPS
              Weighted average shares of common
                 stock Outstanding.............   6,696,566     6,536,562
                                                 ==========    ==========

       LPS - Basic and diluted.................  $    (0.03)   $    (0.00)
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


4. EQUIPMENT

       Equipment at cost consists of:
                                                            September 30, 2003
                                                            ------------------

       Computer software and equipment ...................        $17,263

       Less: accumulated depreciation ....................         11,026
                                                                  -------

              Total ......................................        $ 6,237
                                                                  =======

       Depreciation expense for the nine months ended September 30, 2003 and 2002 was $2,589 and $0 respectively.


5. INCOME TAXES

       The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

       As of September 30, 2003, the Company has available a federal net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards expire during the years 2020 through 2023.

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


9. EXECUTIVE COMPENSATION

       The Company has an employment agreement with one officer providing for certain guaranteed payments starting January 1, 2003 and ending December 31, 2005. The terms of this employment agreement call for an annual salary of $40,000 plus other standard employee benefits. Total consulting fees paid to other executives were $13,100 and $0 for the nine months ended September 30, 2003 and 2002 respectively.

10. RECENT DEVELOPMENTS

       On September 30, 2003, Martin Berns, the Company's President and CEO, converted $93,750 of long term debt and $30,000 of accrued salary owed to him by the Company, for an aggregate amount of $123,750, in exchange for 75,000 restricted shares of the Company's shares of common stock at a per share price of $1.65. The $1.65 per share price for the conversion of debt owed to Martin Berns is consistent with the proposed maximum offering price per share in the Company's Form SB-2 Registration Statement and related amendments (SEC File No. 333-105792) as filed with the U.S. Securities and Exchange Commission.

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

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

              32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)  Reports On Form 8-K

              None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDIANET GROUP TECHNOLOGIES, INC.
                                          (formerly CLAMSHELL ENTERPRISES, INC.)


Date: November 10, 2003                   By: /S/  MARTIN BERNS
                                          Martin Berns
                                          President and Chief Executive Officer


Date: November 10, 2003                   By: /S/  IVAN BIAL
                                          Ivan Bial
                                          Director, Secretary and
                                          Principle Financial Officer