Form 10QSB/A
period 2003-09-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2003-11-12
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                AMENDMENT NO. 1


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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            2003         2002
                                                          --------     --------

Cash flows from operating activities
  Net cash provided by (used in) operations ..........   $ 476,886     $ (3,996)
                                                         ---------     --------

Cash flows from financing activities
  Bank overdraft .....................................           -       (2,035)
  Proceeds from issuance of common stock .............    (471,708)       6,000
  Due to shareholder - net ...........................        (819)           -
                                                         ---------     --------

  Net cash provided by (used in) financing activities     (472,527)       3,965
                                                         ---------     --------

Net increase (decrease) in cash and cash equivalents .   $   4,359     $    (31)

Cash and cash equivalents - beginning of period ......      (2,035)           -
                                                         ---------     --------

Cash and cash equivalents - end of period ............   $   2,324     $    (31)
                                                         =========     ========

Supplemental cash flow information:

Cash paid during the year for:
    Interest .........................................   $       -     $      -
                                                         =========     ========

    Income taxes .....................................   $       -     $      -
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Form
       8-K and 8-K/A Amendment No.1 , both dated March 31, 2003 filed April 7, 2003 and April 18, 2003 respectively.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       OTHER ASSETS (Continued)

       The Company capitalized in October 2000, $225,000 in website and software development costs. The capitalized costs, which are the outside consulting fees charged by 411now.com, Inc., are amortized to expense based on the estimated useful life (5 years). Amortization expense totaled $33,819 for nine months ended September 30, 2003 and 2002. The estimated aggregate future amortization expense for capitalized website and software development costs remaining as of September 30, 2003 is as follows:

                           Years            Amount
                           -----            ------

                           2003             $11,273
                           2004             $45,090
                           2005             $33,367

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

       The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table.

                              Nine Months Ended           Three Months Ended
                                September 30,                September 30,
                           ------------------------    ------------------------
                              2003          2002          2003          2002
                           ----------    ----------    ----------    ----------
NUMERATOR FOR BASIC AND
  DILUTED LPS
     Net loss to common
        shareholders.....  $ (171,396)   $  (18,719)   $  (61,786)   $  ( 2,068)
                           ==========    ==========    ==========    ==========

DENOMINATOR FOR BASIC AND
  DILUTED LPS
     Weighted average
        shares of common
        stock Outstanding  6,198,625     5,236,350     6,622,381     5,581,499
                           ==========    ==========    ==========    ==========

LPS - Basic and diluted..  $    (0.03)   $    (0.00)   $    (0.01)   $    (0.00)
                           ==========    ==========    ==========    ==========

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. STOCKHOLDERS' LOANS

       The caption "Due to Stockholders" consists of three separate notes, all of which are unsecured. The short term notes consist of two notes. The first note is for $21,250, bearing an annual interest rate at 6.750%, payable monthly having an extended maturity date of July 2004. The second note is for $19,600, non-interest bearing having an extended maturity date of July 2004. The long term note of $92,729, is non-interest bearing and is due June 30, 2004.


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
                                                                  =======

       Depreciation expense was $2,589 for the nine months ended September 30, 2003 and 2002.


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

                                          MEDIANET GROUP TECHNOLOGIES, INC.
                                          (formerly CLAMSHELL ENTERPRISES, INC.)


Date: November 12, 2003                   By: /S/  MARTIN BERNS
                                          Martin Berns
                                          President and Chief Executive Officer


Date: November 12, 2003                   By: /S/  IVAN BIAL
                                          Ivan Bial
                                          Director, Secretary and
                                          Principle Financial Officer