Form 10QSB/A
period 2003-09-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2003-12-12
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                AMENDMENT NO. 2


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

              Condensed Consolidated Balance Sheet
              September 30, 2003 (Unaudited)...................................4

              Condensed Consolidated Statements of Operations (Unaudited)
              For the Nine Months Ended September 30, 2003 and 2002............5

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2003 and 2002............6

              Notes to Consolidated Financial Statements....................7-17


     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations................18-20


     Item 3 - Controls and Procedures.........................................20


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings...............................................21


     Item 2 - Changes in Securities and use of Proceeds.......................21


     Item 3 - Default upon Senior Securities..................................21


     Item 4 - Submission of Matters to a Vote of Security Holders.............21


     Item 6 - Exhibits and Reports on Form 8-K................................21


     Signatures...............................................................22

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ...............................6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................7-17

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (UNAUDITED)

                                     ASSETS
Current assets
  Cash and cash equivalents ...................................     $     2,324
  Prepaid expenses and other assets ...........................          12,974
                                                                    -----------
Total current assets ..........................................          15,298
                                                                    -----------

Property and equipment - net ..................................           6,237
                                                                    -----------
Other assets
  Website and software development costs - net ................          89,728
  Trademark ...................................................           4,000
  Licenses and agreements .....................................         875,000
                                                                    -----------
            Total other assets ................................         968,728
                                                                    -----------

Total assets ..................................................     $   990,263
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities ....................     $    66,821
  Due to stockholders .........................................          40,850
                                                                    -----------
Total current liabilities .....................................         107,671
                                                                    -----------
Other liabilities
  Note payable ................................................         675,000
  Due to stockholders .........................................          92,729
                                                                    -----------
            Total other liabilities ...........................         767,729
                                                                    -----------

            Total liabilities .................................         875,400
                                                                    -----------
Commitments and contingencies
Stockholders' equity
  Common stock - $.001 par value, 50,000,000 shares authorized;
    6,696,566 shares issued and outstanding ...................           6,697
  Additional paid-in-capital ..................................       1,089,443
  Deficit .....................................................        (981,277)
                                                                    -----------
Total stockholders' equity ....................................         114,863
                                                                    -----------

Total liabilities and stockholders' equity ....................     $   990,263
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                            2003         2002
                                                          --------     --------

Cash flows from operating activities
     Net cash used in operations .......................  $ (60,091)  $  (3,996)
                                                          ---------   ---------

Cash flows from financing activities
     Bank overdraft ....................................          -      (2,035)
     Proceeds from issuance of common stock ............    123,750       6,000
     Due to shareholder - net ..........................    (63,316)          -
                                                          ---------   ---------

     Net cash provided by financing activities .........     60,434       3,965
                                                          ---------   ---------

Net increase (decrease) in cash and cash equivalents ...  $     343   $     (31)

Cash and cash equivalents - beginning of period ........      1,981           -
                                                          ---------   ---------

Cash and cash equivalents - end of period ..............  $   2,324   $     (31)
                                                          =========   =========

Supplemental cash flow information:

Cash paid during the year for:
    Interest ...........................................  $       -   $       -
                                                          =========   =========

    Income taxes .......................................  $       -   $       -
                                                          =========   =========

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
                           ==========    ==========    ==========    ==========

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. STOCKHOLDERS' LOANS

       The caption "Due to Stockholders" consists of three separate notes, all of which are unsecured. The short term notes consist of two notes. The first note is for $21,250, bearing an annual interest rate at 6.750%, payable monthly having an extended maturity date of July 2004. The second note is for $19,600, non-interest bearing having an extended maturity date of July 2004. The long term note of $92,729, is non-interest bearing and is due June 30, 2004. On October 1, 2003, the maturity dates of all these notes were extended to January 1, 2005, and will become non-interest bearing if fully repaid by March 1, 2005. Any outstanding balances after March 1, 2005, will bear an annual interest rate of 6%. Upon mutual agreement between the stockholders and the Company, these notes are convertible on a quarterly basis, into restricted common shares valued at $1.65 per share.

       On October 1, 2003, one stockholder has agreed to fund the Company up to $120,000 over a 12 month period, as non-interest bearing loan due January 1, 2005, if paid in full by March 1, 2005. Any outstanding balance after March 1, 2005, will bear an annual interest rate of 6%. Upon mutual agreement between this stockholder and the Company, this loan is convertible, on a quarterly basis, into restricted common shares valued at $1.65 per share.


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

6. NOTE PAYABLE (Continued)

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

OVERVIEW

         Clamshell Enterprises, Inc. was organized under the laws of the State of Nevada on June 4, 1999 as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or similar type of transaction. On May 22, 2003 we changed our name to MediaNet Group Technologies, Inc.

         On March 31, 2003 we completed the acquisition of all of the issued and outstanding shares of ShutterPort, Inc., a Florida corporation, in a share exchange transaction. The former stockholders of ShutterPort acquired a majority of our issued and outstanding common stock as a result of completion of the share exchange transaction. Although the result of the share exchange transaction was that ShutterPort became our wholly-owned subsidiary, the transaction was accounted for as a recapitalization of ShutterPort, whereby ShutterPort was deemed to be the accounting acquirer and was deemed to have adopted our capital structure. Therefore, in our unaudited financial statements for the period ended September 30, 2003, which are included in this Prospectus, the financial information for periods prior to March 31, 2003 is that of ShutterPort alone, and the financial information as of September 30, 2003, and for periods after March 31, 2003, is that of Clamshell and ShutterPort consolidated.

         All of our current operations are carried on through ShutterPort and its operating divisions. We anticipate that all planned future operations will also be carried on through ShutterPort and its operating divisions.

RESULTS OF OPERATIONS

         We currently have limited business operations primarily related to development of our Brand-A-Port application software. This software has been in development for approximately 18 months and during this period we have sold a total of approximately 30 internet web portals at an average price of $995. We also receive a monthly fee of $79 per month for hosting and maintenance of these internet web portals.

         We have been developing the BSP Rewards program during 2003. As of December, 2003, we have completed the development and beta testing of this program and plan to commence operations in January 2004.

         On January 5, 2003, we completed the acquisition of 130 color episodes of the 1970's Howdy Doody television show. We intend to market this intellectual property through video sales and television and radio syndication.

         The purchase price for this acquisition consisted of a promissory note in the original principal amount of $675,000 plus issuance of 200,000 shares of our common stock. The promissory note bears an annual interest rate of approximately 6% and the total principal amount of the note matures on January 5, 2012. We have the option of paying the interest due under this note either in cash or through issuance of shares of our common stock. If we elect to make payment of interest through issuance of shares, the number of shares is computed based on 60% of the average bid price for our common stock for the 10 trading days ending on the interest payment date.

         During the first quarter of 2003 we completed the sale of 1800 videos to a video wholesaler for resale through two catalogs.

         As of September 30, 2003, we do not have cash on hand and we are operating on a cash flow deficit of approximately $10,000 to $12,500 per month. For the fiscal year ended December 31, 2002, we had gross revenues from operations of $24,533, and a net loss of $156,860. For the nine months ended September 30, 2003, we had gross revenues from operations of $43,250, and a net loss of $171,396.

         During the fiscal year ended December 31, 2002, net cash used in operations was $92,728, and during the nine month period ended September 30, 2003, net cash used in operations was ($60,091). We currently maintain a low overhead of approximately $20,000 per month primarily by paying minimal remuneration to management, hiring consultants as needed and by maintaining operating expenses at a low level. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

         To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through debt and equity transactions with management. As a result, as of September 30, 2003, we had outstanding loans from stockholders totaling approximately $134,000, of which $40,850 consists of short term loans due in July, 2004. The short-term loans include a $21,250 note which bears interest at 6.750% and a $19,600 note which does not bear interest. The balance of approximately $93,000, represents a long-term loan due June 30, 2004 which does not bear interest. On October 1, 2003, the maturity dates of all these notes were extended to January 1, 2005, and will become non-interest bearing if fully repaid by March 1, 2005. Any outstanding balances after March 1, 2005, will bear an annual interest rate of 6%. Upon mutual agreement between the stockholders and the Company, these notes are convertible on a quarterly basis, into restricted common shares valued at $1.65 per share.

PLAN OF OPERATIONS

         Our plan of operations is to seek to simultaneously develop several aspects of our business. The timing and the extent to which we are able to implement our expansion plan will primarily be dependent upon our ability to obtain outside working capital. Although management believes we have established a base through which we can continue to grow even without obtaining outside working capital, receipt of such capital would allow us to enhance our existing applications and commence a speedier and more complete marketing program.

         Although we currently expect to incur an overall cash flow deficit from operations of up to $120,000 over the next twelve months, during that time we also expect to gradually decrease our monthly cash flow deficit by maintaining overhead at its current level while increasing our revenues from operations. In order to minimize the cash flow deficit, Martin Berns, CEO, has agreed to continue to defer the salary otherwise payable to him under his employment agreement until January 1, 2005. On October 1, 2003, he also entered into an agreement with the Company to fund the potential cash flow deficit over the succeeding 12 months, by advancing a maximum of an additional $120,000, as necessary to fund the operating deficit. Since October 1, 2003, he has advanced a total of approximately $26,700 pursuant to this commitment. Any such advances shall be treated as non-interest bearing loans if repaid on or before March 1, 2005. Thereafter, any unpaid balance will bear interest at the rate of 6% per annum until paid in full. Upon mutual agreement with Company, Mr. Berns also has the right to convert his advances into shares of Company common stock at a price of $1.65 per share.

         Without receiving any additional capital investment other than the amounts Mr. Berns has agreed to advance, management believes we can continue current business operations, and continue the current gradual expansion of our operations through September, 2004, because the web sites, portals and marketing materials for our various divisions are completed and ready for use. However, until operating revenues increase significantly, we will continue to seek outside funding for the purpose of accelerating the expansion of our operations.

         Although we will seek to gradually expand its operations in all areas during the next 12 months by establishing a base of resellers that will allow us to expand our marketing efforts with no increased overhead, we intend to direct our greatest emphasis toward marketing of the BSP Rewards program because management believes it currently has the greatest potential for growth and production of revenue.

         We are aware that business trends relative to the internet are fluid and are constantly changing. We are also aware that the U.S. economy is currently in a state of uncertain growth. The combination of changing trends relative to the internet and uncertainty regarding economic growth could have a material impact on our short-term or long-term liquidity or on our net sales or revenues or income from operations.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On September 30, 2003, Martin Berns, the Company's President and CEO, converted $93,750 of long term debt and $30,000 of accrued salary owed to him by the Company, for an aggregate amount of $123,750, in exchange for 75,000 restricted shares of the Company's shares of common stock at a per share price of $1.65. The $1.65 per share price for the conversion of debt owed to Martin Berns is consistent with the proposed maximum offering price per share in the Company's Form SB-2 Registration Statement and related amendments (SEC File No. 333-105792) as filed with the U.S. Securities and Exchange Commission. The shares were issued in reliance upon an exemption from registration provided by Rule 506 of Regulation D and Section 4(2) under the Securities Act of 1933 for transactions not involving any public offering.

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

                                          MEDIANET GROUP TECHNOLOGIES, INC.
                                          (formerly CLAMSHELL ENTERPRISES, INC.)


Date: December 12, 2003                   By: /S/  MARTIN BERNS
                                          Martin Berns
                                          President and Chief Executive Officer


Date: December 12, 2003                   By: /S/  IVAN BIAL
                                          Ivan Bial
                                          Director, Secretary and
                                          Principle Financial Officer