Form 10KSB
period 2003-12-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2004-03-29
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

__X__ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended DECEMBER 31, 2003.

_____ Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____ to ____.


                        MEDIANET GROUP TECHNOLOGIES, INC.
                     ---------------------------------------
                     (Name of small business in its charter)


       Nevada                       0-32307                     13-4067623
 -----------------                ------------             --------------------
  (State or other                 (Commission                 (IRS Employer
   jurisdiction                   File Number)             Identification  No.)
 of incorporation)


                         5100 W. Copans Road, Suite 710
                             Margate, Florida 33063
               --------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)


          Issuer's telephone number, including area code: 561-392-4550


              1515 North Federal Highway, Boca Raton, Florida 33432
              -----------------------------------------------------
                  Former address, if changed since last report


           Securities to be registered under Section 12(b) of the Act:
                               Title of each class
                                       N/A

           Securities to be registered under Section 12(g) of the Act:
                         Common Stock, $0 .001 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:   $ 55,295.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A


    (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2003, the Company had 6,771,566 shares outstanding.


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

Transitional Small Business Disclosure Format (Check one): Yes ____; No __X__

PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-KSB which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects, "and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors, including those described in this Form 10-KSB under the heading "Risk Factors" beginning on page 11. These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward- looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

BACKGROUND

We were incorporated under the laws of the State of Nevada on June 4, 1999, under the name of Clamshell Enterprises, Inc. We changed our name to MediaNet Group Technologies, Inc., on May 22, 2003. We were formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or other similar type of transaction. In furtherance of our business plan, we voluntarily elected to become subject to the periodic reporting obligations of the Securities Exchange Act of 1934 by filing a registration statement on Form 10SB. In January, 2003, we identified a business opportunity we wanted to acquire.

On February 3, 2003, we had a change of control as the first step in the business acquisition process. ShutterPort, Inc., a Florida corporation, purchased 3,331,000 (or approximately 93%) of our issued and outstanding shares, from five of our major shareholders. The 3,331,000 shares were purchased for approximately $35,000. Additional information regarding ShutterPort and the development of its business is set forth below (See "Development of the Business of ShutterPort").

On March 31, 2003, we completed the business acquisition process by acquiring all of the issued and outstanding common stock of ShutterPort in a share exchange transaction. We issued 5,926,662 shares of our common stock in the share exchange transaction in which ShutterPort's shareholders received one of our shares for each share of ShutterPort stock which they owned. In addition, the 3,331,000 of the shares which ShutterPort purchased on January 31, 2003, were surrendered for cancellation. As a result of the share exchange transaction, ShutterPort became our wholly-owned subsidiary.

The former stockholders of ShutterPort acquired a majority of our issued and outstanding common stock as a result of completion of the share exchange transaction. Therefore, although ShutterPort became our wholly-owned subsidiary, the transaction was accounted for as a recapitalization of ShutterPort, whereby ShutterPort, is deemed to be the accounting acquirer and is deemed to have adopted our capital structure.

DEVELOPMENT OF BUSINESS OF SHUTTERPORT

All of our business operations are carried on through ShutterPort, our wholly-owned subsidiary. Therefore the following description of our business is a description of the business activities which are currently carried on, or are expected to be carried on in the future, through ShutterPort.

ShutterPort was incorporated in Florida in January of 2000 as Eshutterbug.com, Inc., and changed its name to ShutterPort, Inc., on March 23, 2001. Prior to completion of the share exchange transaction with us, ShutterPort engaged in limited business operations related to the development of various aspects of our business. In October, 2000, ShutterPort launched a web site and internet portal containing information and features designed to be of interest to persons in the images and photography industries. The work which ShutterPort did to maintain and develop this web site led to the development of the Brand-A-Port software application which, as described below, is a replication application we now use in our business of building and hosting web sites for business customers. During 2002 and 2003, ShutterPort sold a limited number of web sites using the Brand-A-Port replication application which we are continuing to market. Between August, 2001 and November, 2002, ShutterPort also developed the BSP Rewards program which is part of our business. ShutterPort initiated testing of this program in January, 2003, and, as described below, it is now functional and operational although not complete and it currently has only limited participation. Finally, in January, 2003, ShutterPort completed the acquisition of the 130 color episodes of the Howdy Doody television show which we are now beginning to market for television and radio syndication and for video sales.

CURRENT AND FUTURE OPERATIONS

BRAND-A-PORT

One component of our business is to build internet web sites which also serve as internet portals. Internet web sites are normally single purpose sites utilized to provide information about a person, a company or a product. Individuals typically visit internet web sites for a single targeted purpose, and once that purpose is satisfied, have no reason to remain on the site or to re-visit unless a specific purpose arises again. An internet portal is a web site which is designed to encourage visitors to remain on the site or to re-visit the site numerous times. A web site which is also an internet portal includes the same types of specific information normally found on a traditional web site, but also includes additional content, information and features such as a search engine, headline news, maps, stock market information, weather information, horoscopes, games, and the like.

Brand-a-Port is a proprietary software application we have developed which allows us to build customized web site internet portals for our customers. We license the general content and appearance of a Brand-A-Port internet portal to our clients and then brand or customize the portal to fit the needs of the client and their unique industry and customer/visitor base. The branding includes adding the name and color scheme of the client and may also include adding customized content and web pages desired by the client.

We charge clients a fee for building their portal and also charge a monthly hosting fee. The amount of both the initial fee and the monthly hosting fee varies depending on the features and services the client selects. Portals are generally required to be paid for prior to construction and hosting fees are generally required to be paid quarterly in advance. We currently charge between $995 and $4995 to build the site, and between $79 and $250 per month to host and maintain it.

Clients have the ability to select the number of features and the level of service they desire. The basic portal which we offer at the lowest price level is branded or labeled for the client by including a header and frames within the page which contain the clients name and logo, a limited number of features including photo sharing, stock quotes, weather reports and maps and links to the Brand-A-Port Picture Judge and Brand-A-Port travel agency. The basic portal does not include any custom pages or provide the client with any ability to modify or add information to the site.

The mid-level portal which we offer includes the features which are part of the basic portal, but also includes up to ten custom pages as well as a PictureJudge feature and a travel agency feature both of which are branded or labeled with the clients name and logo. The mid-level portal may also include an optional shopping cart feature and an optional back-end administration panel which gives the client the ability to upload and add information to their site at will, and gives the client the right to act as a reseller of our products and services. As a reseller, the client is entitled to market our Brand-A-Port applications and our BSP Rewards to third parties, and receive commissions as a result of any sales made by the client as well as residual income from products purchased through the BSP Rewards program.

The most highly developed form of portal we offer is a fully customized version which allows the client to add additional custom features, functions and pages of their choice. This form of portal is priced by special quote rather than through fixed pricing.

We host client's portals on servers at Datapipe, a national hosting center. Datapipe manages and maintains our server operations. We maintain the coding and other information necessary to administer the operations of the web portals created for our clients, and we update the content and design of the various sites as necessary. The monthly fee which we charge clients for hosting varies depending upon the type of portal the client selects. Hosting fees are higher for portals which include custom features.

Some of the features which are available on the portals we build for clients are proprietary features which we have developed. In addition to developing our own proprietary applications and content, we have also joined various affiliate programs and have direct relationships with various internet content, service and product providers through which we are able to include additional features on the portals we build. The companies with which we have relationships include maps.com, ezprints.com, onetravel.com and barchart.com. We do not have an exclusive relationship with any of these companies. The form of agreement we have with each of them is the standard form they generally offer pursuant to which we may earn commissions on any sales of their products or services through our own web sites and those of our clients. If applicable, we may pass on a percentage of those commissions to the branded site and portal owners.

Examples of the proprietary features we have developed include our BSP Rewards program (which is described below) and PictureJudge, a photo rating game which acts as a marketing tool and a sticky application (a feature which encourages visitors to a particular web site to stay on that sight or to return to it on a regular basis). The photo rating application allows photographs to be posted on a web site, where visitors have the opportunity to view the photographs and comment on them. The PictureJudge application has the ability to add voice and sound to photos so that people can actually hear the thoughts behind, and a description of, the photo they are looking at - directly from the person who posted it. The visitors also have the ability to send private email wires to members who post photos. Clients can choose photo categories which best suit their company, industry and customer base.

Our target market for the Brand-A-Port product is currently smaller companies with small budgets that either do not currently have a web presence, or who wish to expand on that presence without being required to make a large expenditure. While our working capital is limited, we cannot effectively market to larger companies because their sales cycles are longer and more costly. In the event we are able to raise sufficient working capital we intend to shift our marketing efforts more towards larger companies. The types of larger companies we would expect to target include major membership clubs, organizations and companies which would have the ability to order branded portals in larger numbers which would greatly enhance our potential revenue stream.

We have been developing and building the Brand-A-Port application model over the past 18 months and during this development stage have sold 30 such portals.

BSP REWARDS

The BSP Rewards component of our business is a loyalty and rewards program designed as a shopping service through which members receive rebates (rewards) on purchases of products and services from participating merchants. These rewards may be accumulated and used at any time to make additional purchases from any participating merchant in the program.

The BSP Rewards program is presently exclusively a web based program, but in the future it may be expanded to also operate in physical locations. It is one of the features which clients may choose to include on their Brand-A-Port internet portal, and is also currently operational as a separate stand-alone web site. For clients who choose the BSP Rewards program as one of the features to be included on their Brand-A-Port portal, the BSP Rewards program it may be branded specifically to the client by adding the client's name, logo, color scheme and products to the rewards program.

Retail sellers of goods and services who we join in the program as participating merchants agree to pay rebates to members who purchase goods and services through the program. We collect all rebates paid by participating merchants and retain a portion as our fee for operating the program. Another portion of the rebate (generally one-half), is designated as a "reward" earned by the member who made the purchase. In certain circumstances, we also pay a portion of the rebate as residual passive income to the organization or company which enrolled the member in the program.

We are establishing a separate reserve account in which we hold all amounts designated as accumulated member rewards. Members, merchants and member providers may view reports on-line indicating the total amount of purchases made and of rewards accumulated. At the present time when a member elects to redeem all or any portion of the rewards which he or she has accumulated, the member must purchase certificates on-line that are redeemable at participating merchants. The Company plans to offer a stored value card in the future that will allow the reward points to be loaded on the card and spent like cash at participating merchants. The Company would then disburse funds from the reserve account to the participating merchant from which the new purchase has been made.

Member Providers are companies, organizations and groups that enroll their employees or members in the BSP Rewards program. The program is offered free to member providers who auto-enroll their member base, and as described above, the Company may pay a portion of the rebates earned by their members back to the Member Providers. Member provider agreements have been signed with five companies, and this program has commenced limited operations.

One such agreement is with Platinum Values, is a web based membership club which has enrolled its members in the BSP program. Another agreement has been signed with the Christian Benefits Association, a fundraising organization which assists Christian charities to raise contributions. Marketing of the BSP Rewards program to the charity affiliates of the Christian Benefits Association is scheduled to commence in the first quarter of 2004. At this time, none of these agreements is material and no revenues have yet to be produced.

We have also signed a Merchant Agreement with My Business Warehouse, which is a business to business marketing group that acts as an intermediary between companies that desire to do business with one another. My Business Warehouse has agreed to pay a rebate equal to 10% of the value of each membership sale, and will also redeem BSP Rewards for membership payments. The agreement with My Business Warehouse is signed, but will not go into effect until the first quarter of 2004.

As with the Brand-A-Port program, it is our intention to market the BSP Rewards program to larger companies when we have the capital available to do so. Major membership clubs, organizations and companies have the capability of quickly expanding the BSP membership base to their large participating groups which would greatly enhance our potential revenue stream. However, we would require substantial working capital prior to commencing marketing efforts directed at larger organizations as such efforts can be time consuming and costly.

MEMORY LANE SYNDICATIONS

Another component of our business is a media business which we refer to as Memory Lane Syndications. We commenced operations of Memory Lane Syndications in January 2003 with the acquisition of the 130 color episodes of the 1970's Howdy Doody Show. It is our intention to seek to re-establish the name and recognition value of our Howdy Doody intellectual library in a number of ways.

We have commenced initial marketing efforts directed toward sales of videos to consumers on our www.doodyville.com website. We expect to be able to continue with this type of marketing effort regardless of whether we are able to raise any significant amount of working capital The suggested retail price for direct sales on the web is between $9.49 and $49.95 for an 86-minute video and box set, respectively.

We have signed a Rights Acquisition Agreement with Good Times Entertainment granting them a license to manufacture and distribute 40 of the Howdy Doody episodes to retailers and on the internet. Good Times Entertainment is expected to commence sales efforts in the first quarter of 2004 and will pay us a royalty from any sales that are made. There is no assurance that Good Times Entertainment will be successful in selling videos and, accordingly, there is no assurance that we will realize any revenues under the terms of the agreement.

We are also contacting television and radio stations relative to airing the shows on a daily or weekly basis. If the shows are accepted, our compensation may be in the form of money or an exchange for advertising time.

We are in negotiations for other intellectual properties and products that we believe can benefit from the expertise and contacts of our management. We anticipate that each new product, alliance and partnership we are able to establish will have its own internet site/portal built through Brand-A-Port. When appropriate, we also plan to utilize the BSP Rewards program in conjunction with marketing of these products.

SHUTTERPORT

Our ShutterPort web site was introduced into the photography/images markets over the past 36-month period and offers a wide variety of image and photography-oriented content and features. It was the basis on which our Brand-A-Port web application was built. We currently operate this site as a demonstration site and do not receive any revenues from it.

TOTAL HOME VIEW

Our Total Home View program incorporates a photo tour within a full-scale real estate oriented site and portal. This program is in development and we intend to introduce it to newspapers which in turn can offer it to as an incentive to real estate brokers, associates and new home builders to encourage them to increase their classified advertising budgets. The premise is for the newspapers to offer the individualized portals free and then pay us a set monthly fee for each participant (from increased ad revenue as a result of offering this feature). We will also make this application available to real estate related organizations with large sales staffs to utilize as an incentive to their agents. Each Total Home View portal can be auto- replicated and automatically customized with the broker/associate name and contact information. It allows participants to upload their own photo and biography and add full home photo tours, descriptions and audios for their listings.

PROPERTY AND FACILITIES

As of December 31, 2003, the Company leased approximately 500 sq. feet of office space in an executive suite of offices that provides conference room, reception area, secretarial and ancillary services. The lease term for these premises is until March 2004 at an approximate month cost of $2,000.

On February 1, 2004, the Company moved into new corporate offices located at 5100 W. Copans Road, Suite 710, Margate, Florida 33063. The offices encompass approximately 1760 sq. ft., and rent for the offices commenced on March 1, 2004.

MARKETING AND DISTRIBUTION STRATEGIES

Our target markets for sales of our Brand-A-Port product and the BSP Rewards program include small, medium and large sized companies and organizations that will be able to utilize our product line. Our target market for reselling our products and services is to companies that already have an existing sales force or ability to act as a mass reseller for us. This potential market also includes Membership Clubs, non-profit organizations, alumni associations, retailers and corporations and their marketing alliance partners and home based business sellers and network marketing companies.

Initially we intend to market our products and services primarily through third party resellers who are paid on a commission basis. We have signed 17 reseller agreements which are non-exclusive and we anticipate that we will sign agreements with additional resellers in the future. In some instances, we also allow clients for whom we have build portals to act as resellers. Our existing reseller agreements are with IMC/Beryl's World, GMS Auditing and Consulting Services, POPA Media, Summit Marketing Consultants, Wide Trading Group, Marketing Consultants Plus, McAdams Marketing, RewardsPort, Marc Phillips The Podulak Group, Robert H. Ross, Porter & Associates Marketing, Inc., Hispanic Call Centers, OneSource Network LLC, Mele Gabales, Thomas J. Reynolds and International Direct Response, Inc. As of the date of this report, the reseller agreements have not resulted in any significant revenues.

Resellers work on a commission basis and, as a result, the Company has no expense or financial commitment except to pay commissions for actual sales. As of the date of this report, the reseller agreements have not resulted in any significant revenues.

We anticipate that the merchants and member provider organizations that become involved with the BSP Rewards program will devote a portion of their our advertising and marketing funds to the branded program which, in turn, will help to develop customer awareness of our products and services.

Part of our marketing strategy for the Brand-A-Port component of our business is to continue to maintain and operate various demonstration sites designed for specific industries. We do not currently earn revenue from the operation of these sites, but we use them to demonstrate to potential clients the types of features which are available through a Brand-A-Port portal.

We plan to market the Howdy Doody TV show videos and other media products we may acquire in the future through distributors and resellers and through direct response media. We have commenced a marketing plan to seek to offer the Howdy Doody TV show videos to various TV and radio syndicators who, in turn, would market them to broadcasters to air to the general public. However, this program remains in the development stage and there is no assurance that it will be successful or that we will receive any significant revenues as a result of its implementation.

Developing market acceptance for our existing and proposed projects will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform potential sponsors of the benefits and advantages of company products and achieve name recognition. There can be no assurance that we will be able to penetrate existing markets on a wide scale basis. It is our intention to market both our Brand-A-Port product and the BSP Rewards program to larger companies when we have the capital available to do so. Major membership clubs, organizations and companies have the capability of ordering branded portals in larger numbers and the capability of quickly expanding the BSP membership base to a much greater participating group, both of which would greatly enhance our potential revenue stream. They also have the ability to market programs directly to their customers and members.

COMPETITION

Our competition includes web designers, major software manufacturers, established loyalty/rewards companies and existing web portals. Although we are not currently aware of any competitors that offer a brandable portal which can also be customized into a community portal including both local and industry specific information, there are many companies which offer "do-it-yourself" websites. We also intend to compete on the basis of pricing and speed to market of our Brand-A-Port product as well as its design, appearance ease of use and the number of features which are available including our proprietary BSP Rewards and PictureJudge applications.

WEB SITES

The following is a list of all of our proprietary websites:

         - www.medianetgroup.com             - www.picturejudge.com
         - www.brandaport.com                - www.doodyville.com
         - www.bsprewards.com                - www.memorylanesyndication.com
         - www.ShutterPort.com               - www.totalhomeview.com

EMPLOYEES

Presently, we have 3 employees and 3 independent contractors. The executives are Eugene Berns, Chairman, Martin Berns, Chief Executive Officer and a director, and Ivan Bial, Vice President/Sales.

RISK FACTORS

THE SHARES OFFERED HEREBY ARE SPECULATIVE AND INVOLVE A HIGH DEGREE OF RISK, INCLUDING, BUT NOT NECESSARILY LIMITED TO, THE RISK FACTORS DESCRIBED BELOW. EACH PROSPECTIVE INVESTOR SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS INHERENT IN AND AFFECTING THE BUSINESS OF THE COMPANY AND THIS OFFERING BEFORE MAKING AN INVESTMENT DECISION.

WE ARE IN THE DEVELOPMENT STAGE OF OUR BUSINESS AND HAVE A LIMITED OPERATING HISTORY. WE ARE SUBJECT TO ALL THE RISKS ASSOCIATED WITH FORMATION OF A NEW BUSINESS, INCLUDING POSSIBLE FAILURE TO ACHIEVE OR SUSTAIN PROFITABILITY, WHICH WOULD ADVERSELY AFFECT THE VALUE OF THE COMPANY AND THE MARKET VALUE OF OUR OUTSTANDING SHARES.

Up to December 31, 2002, ShutterPort, our wholly-owned subsidiary, was a development stage entity that recently commenced an Internet business. Therefore, there is no meaningful operating history on which to base an evaluation of our proposed business and prospects. We are subject to all of the substantial risks inherent in the commencement of a new business enterprise. New enterprises in the early stage may encounter financial and operational difficulties and intense competition and failure to become profitable. There can be no assurance that we will achieve our business objectives, or that we will produce significant levels of revenues or achieve sustainable profitability. Our prospects must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with a developing business, the development and commercialization of internet websites based on innovative technology, and the high level of competition in the industry in which we operate. Additionally, we will be subject to all the risks incident to a rapidly developing business. Prospective investors should consider the frequency with which relatively newly developed and/or expanding businesses encounter unforeseen expenses, difficulties, complications and delays, as well as such other factors as competition with substantially larger companies.

RESALE OF OUR SECURITIES MAY BE DIFFICULT BECAUSE THERE IS NO CURRENT MARKET FOR OUR SHARES AND IT IS POSSIBLE THAT NO MARKET WILL DEVELOP. THIS MAY REDUCE OR LIMIT THE POTENTIAL VALUE OF OUR SHARES.

There is no current public market for our securities, and no assurance that such a public market will develop in the future. Even in the event that such a public market does develop, there is no assurance that it will be maintained or that it will be sufficiently active or liquid to allow shareholders to easily dispose of their shares.

THE DEVELOPMENT OF OUR BUSINESS WILL BE LIMITED UNLESS WE OBTAIN SUBSTANTIAL WORKING CAPITAL. THIS MAY REDUCE OR LIMIT THE VALUE OF THE COMPANY AND THE POTENTIAL MARKET VALUE OF OUR OUTSTANDING SHARES.

We require substantial additional working capital to fund our business. Our current operations are not profitable and we do not presently have adequate cash or sources of financing to meet either our short- term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible receipt of up to $750,000 from exercise of an outstanding warrant. We may not receive any proceeds from exercise of the warrant and we may also be unable to locate other sources of capital or may find that capital is not available on terms which are acceptable to us. If the warrant is not exercised and we are not able to raise additional capital from other sources, we will either be unable to continue operations or we will be required to limit our operations to those which can be financed with the modest capital which is currently available, and we will be required to abandon or significantly curtail any of our expansion plans. In the past, members of our management have made loans to us in order to provide sufficient funds to pay monthly operating expenses. Martin Berns, our CEO, has agreed to advance up to an additional $120,000 during the 12 month period ending September 30, 2004, after which no member of management is obligated to make additional loans or advancement. The funds committed by Mr. Berns will allow us to maintain current operations. However, in order for us to significantly expand our business, we will require substantial additional working capital which is not expected to be provided by management.

OUR SUCCESS IS DEPENDENT ON RETAINING KEY PERSONNEL AND ON HIRING AND RETAINING ADDITIONAL PERSONNEL. WE MAY BE UNABLE TO HIRE AND/OR RETAIN NECESSARY KEY PERSONNEL, WHICH WOULD ADVERSELY AFFECT THE DEVELOPMENT OF OUR BUSINESS AND THE POTENTIAL MARKET VALUE OF OUR OUTSTANDING SHARES.

Our success will be largely dependent upon the efforts of Mr. Martin Berns, Mr. Ivan Bial and Mr. Dennis Lane. Mr. Berns has an employment agreement with the Company through December 31, 2005 at an annualized base salary of $40,000 per year, plus normal fringe benefits. Additionally Mr. Berns shall receive from time to time, bonuses as determined by the Board of Directors. We do not currently have employment agreements with Dennis Lane or Ivan Bial, and there can be no assurance that such persons will continue their employment with us. The loss of the services of one or more of such key personnel would have a material adverse effect on our ability to maintain and expand our current business operations or to develop related products and services. We do not presently have "key man" life insurance with respect to our management. Our success is also dependent upon our ability to hire and retain additional qualified executives and creative marketing personnel. There can be no assurance that we will be able to hire or retain such necessary personnel and our inability to do so would have a material adverse impact on our ability to expand our current business operations and achieve profitablity.

THE PORTIONS OF OUR BUSINESS WHICH ARE RELATED TO ON-LINE COMMERCE AND THE INTERNET ARE VERY COMPETITIVE. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY COMPETE IN THOSE MARKETS, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO ACHIEVE OR SUSTAIN PROFITABILITY.

The on-line commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new web sites at a relatively low cost. There are a multitude of "brand your own web site" companies and software products available and every site on the web will compete for attention with those which we create and maintain on behalf of our customers. In addition, all categories of the internet and rewards industries are intensely competitive. There are many loyalty/reward programs covering virtually every industry and product. These programs range from individual retail establishments to major corporations, to branded reward programs. Although we believe we can establish a niche as a provider of high quality portals and rewards program, we will still be competing for funding and will face intense competition from many other entities with greater experience and financial resources than we have. As a result, there can be no assurance that we will be able to compete successfully to the extent necessary to significantly expand our business and achieve profitability.

THE PORTION OF OUR BUSINESS RELATED TO MARKETING OF VIDEOS AND OFFERING PRODUCTS FOR TELEVISION SYNDICATION IS VERY COMPETITIVE. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO COMPETE SUCCESSFULLY IN THAT MARKET, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO ACHIEVE OR SUSTAIN PROFITABILITY.

There are many competitors in the business of marketing and sale of broadcast rights, videos and DVD, many of which are better financed and in a better position to place or sell their intellectual properties. The Howdy Doody videos we own were produced in 1970 and are targeted towards children and parents and grandparents who buy videos for them. The Howdy Doody videos are in competition with both nostalgic and newly produced videos available from major studios and television stations that already have distribution channels. It is extremely difficult to obtain agreements for television and radio syndication and retail sales for these types of products due to the abundance of offerings from a variety of sources and the limited amount of television/radio time slots and retail shelf space available. We have signed one agreement granting rights to manufacture and distribute videos of a portion of our Howdy Doody library to retailers and on the internet in return for payment of a royalty fee based upon sales. There is no assurance that this agreement, or any others we are able to sign, will result in any significant sales or revenues. Even if we do not realize any significant revenues from sales related to the Howdy Doody videos, we are still obligated to make payments on the promissory note signed in conjunction with purchase of the videos.

THE INTERNET AND ON-LINE COMMERCE INDUSTRY ARE CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE. WE MAY BE UNABLE TO COMPETE SUCCESSFULLY OR TO REMAIN COMPETITIVE UNLESS WE ARE ABLE TO DEVELOP NEW PRODUCTS OR ADOPT EXISTING PRODUCTS TO NEW TECHNOLOGIES, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO REACH OR MAINTAIN PROFITABILITY.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the web site internet portals we market and sell. The Internet and the on-line commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences and frequent product and service introductions. If competitors introduce products and services embodying new technologies or if new industry standards and practices emerge, then our existing web sites, proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

         - both license and/or internally develop leading technologies useful in our business;

         -  enhance our existing services;

         - develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers; and

         - respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

The development of our web sites and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our web sites, proprietary technology and transaction processing systems to customer requirements or emerging industry standards. If we do not continue to improve and update our services and continue to introduce new services, products and enhancements, we may lose customers or fail to attract new customers. Losing existing customers or failing to attract new customers would delay or adversely affect our ability to reach or maintain profitability.

IT MAY BE DIFFICULT FOR YOU TO SELL YOUR SHARES BECAUSE OF A LIMITED TRADING MARKET AND BECAUSE OF RESTRICTIONS IMPOSED BY THE PENNY STOCK RULES, WHICH MAY REDUCE OR ELIMINATE THE ABILITY TO REALIZE A PROFIT FROM THE SALE OF YOUR SHARES.

There is no current trading market for our securities and there can be no assurances that a trading market will develop, or, if such a trading market does develop, that it will be sustained. In the event a trading market does develop for our securities it will probably be subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00, except for securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to make a special written determination that the penny stock is a suitable investment for the purchaser and to receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements will have the effect of making it more difficult for an active trading market in the our securities to be created or sustained. In the event there is only a limited trading market in our securities, our shareholders holders may have difficulty selling their shares which may reduce or eliminate their ability to realize a profit from the sale of their shares.

ITEM 2.  DESCRIPTION OF PROPERTY.

As of December 31, 2003, the Company leased approximately 500 sq. feet of office space in an executive suite of offices that provides conference room, reception area, secretarial and ancillary services. The lease term for these premises is until March 2004 at an approximate month cost of $2,000. The Company's telephone number is (561) 392-4550.

On February 1, 2004, the Company moved into new corporate offices located at 5100 W. Copans Road, Suite 710, Margate, Florida 33063. The offices encompass approximately 1760 sq. ft., and rent for the offices commenced on March 1, 2004.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF  SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2003.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established market for our shares. Our stock is not yet quoted on the OTC Bulletin Board or on any other public market and we have not applied for listing or quotation on any public market.

We currently have a total of 6,771,566 shares outstanding, all of which constitute "restricted securities" as that term is defined in Rule 144 under the Securities Act of 1933. Such securities are currently held of record by a total of approximately 150 persons. We also currently have 500,000 shares which are subject to purchase under an outstanding warrant. Upon issuance, the warrant shares will also constitute "restricted securities."

No dividends have been declared or paid on the Company's securities within the past two fiscal years, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The following table lists all of the securities that were sold by the Company during the fiscal year ended December 31, 2003 that were not registered under the Securities Act of 1933 and that have not been previously reported by the Company on the Company's Quarterly Reports on Form 10-QSB.

                                                        Purchase      Aggregate
                                                        Price         Purchase
 Name                         Date          Shares      Per Share     Price
 -----------------------      ---------     -------     ---------     ---------
 Steve Adelstein              1/5/2003       40,000       1.000         40,000
 Steve Adelstein              1/5/2003      200,000       1.000        200,000
 Steve Adelstein              1/5/2003      450,000       1.500        675,000
 Mid-Continental
 Securities Corp.             1/5/2003      500,000       1.500        750,000
 Edith Silverman              1/30/2003      40,000       0.250         10,000
 Easter Wallace               1/30/2003      10,000       0.250          2,500
 Francine Moss                1/30/2003      10,000       0.250          2,500
 Gina M. Scialla              2/13/2003      40,000       0.250         10,000
 Dennis Lane                  2/25/2003     100,000       0.250         25,000
 Todd Berns                   3/1/2003       20,000       0.250          5,000
 Mark Anthony                 3/1/2003       11,000       0.250          2,750
 Bob and Rita
 Brand JTWROS                 3/1/2003       10,000       0.250          2,500
 Richard Martel               3/1/2003        2,500       0.250            625
 Tom and Patty Clarkson       3/1/2003        5,000       0.250          1,250
 James Charles                3/1/2003       10,000       0.250          2,500
 Richard Starke               3/1/2003       10,000       0.250          2,500
 Dominic Pope                 3/1/2003       10,000       0.250          2,500
 Gerald F. Van Fleet          3/1/2003        5,000       0.250          1,250
 Thomas J. Walsh              3/1/2003        4,000       0.250          1,000
 Kevin Hacker                 3/1/2003        4,000       0.250          1,000
 Col Shelley Lea Bennett      3/1/2003        6,000       0.250          1,500

                                                        Purchase      Aggregate
                                                        Price         Purchase
 Name                         Date          Shares      Per Share     Price
 -----------------------      ---------     -------     ---------     ---------
 Tom Hill                     3/1/2003        2,500       0.250            625
 Larry Lipman                 3/6/2003       20,000       0.250          5,000
 William Strauss              3/11/2003      20,000       0.250          5,000
 Gus Guilbert                 3/12/2003      20,000       0.250          5,000
 Peter J. and Lisa
 Luthringer, JT. Ten          4/16/2003       5,000       0.250          1,250
 Jill Trotter                 4/16/2003      20,000       0.250          5,000
 Dominick & Jeanette Pioppi   4/16/2003      10,000       0.250          2,500
 Joseph & Florence Pioppi     4/16/2003      10,000       0.250          2,500
 Cosmo A. Palmieri            4/16/2003      10,000       0.250          2,500
 Joseph H.  and Sandre
 Dowling, JT. TEN             4/16/2003      10,000       0.250          2,500
 Stephen Bushansky            4/16/2003       5,000       0.250          1,250
 Jack Drury                   4/18/2003      10,000       0.250          2,500
 Martin Berns                 9/30/2003      75,000       1.650        123,750
 Martin Berns                 12/31/2003     75,000       1.650        123,750

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

OVERVIEW

Clamshell Enterprises, Inc. was organized under the laws of the State of Nevada on June 4, 1999 as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or similar type of transaction. On May 22, 2003 we changed our name to MediaNet Group Technologies, Inc.

On March 31, 2003 we completed the acquisition of all of the issued and outstanding shares of ShutterPort, Inc., a Florida corporation, in a share exchange transaction. The former stockholders of ShutterPort acquired a majority of our issued and outstanding common stock as a result of completion of the share exchange transaction. Although the result of the share exchange transaction was that ShutterPort became our wholly-owned subsidiary, the transaction was accounted for as a recapitalization of ShutterPort, whereby ShutterPort was deemed to be the accounting acquirer and was deemed to have adopted our capital structure. Therefore, in our audited financial statements for the year ended December 31, 2003, the financial information for periods prior to March 31, 2003 is that of ShutterPort alone, and the financial information as of December 31, 2003, and for periods after March 31, 2003, is that of Clamshell and ShutterPort consolidated.

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

We have been developing the BSP Rewards program during 2003. The development and beta testing of this program was completed in December 2003, and initial operations will commence in January 2004. These consist primarily of a sale program offering the BSP Rewards program application to companies, organizations, and retail merchants, including both merchants with physical store locations. As of December 31, 2003, no significant revenues have been generated.

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

As of December 31, 2003, we do not have cash on hand and we are operating on a cash flow deficit of approximately $10,000 to $12,500 per month. For the fiscal year ended December 31, 2002, we had gross revenues from operations of $24,533, and a net loss of $151,443. For the year ended December 31, 2003, we had gross revenues from operations of $55,295, and a net loss of $313,181.

During the fiscal year ended December 31, 2002, net cash used in operations was $92,728, and during the fiscal year ended December 31, 2003, net cash used in operations was $175,919. We currently maintain a low overhead of approximately $20,000 per month primarily by paying minimal remuneration to management, hiring consultants as needed and by maintaining operating expenses at a low level. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through debt and equity transactions with management. As a result, as of December 31, 2003, we had outstanding loans from stockholders totaling approximately $57,920, which consists of two short term notes totaling $47,920 and a short-term loan of $10,000, which is not represented by a promissory note. The short-term notes include a $28,320 note and a $19,600 note, each of which bears an annual interest rate of 6.750%, payable monthly. On October 1, 2003, the maturity dates of these notes were extended to January 1, 2005, and the notes will become non-interest bearing if fully repaid by March 1, 2005. Any outstanding balances after March 1, 2005, will bear an annual interest rate of 6%. Upon mutual agreement between the stockholders and the Company, these notes are convertible on a quarterly basis, into restricted common shares valued at $1.65 per share. The third loan is a short-term loan from a company controlled by a stockholder and director of the Company. This loan is not represented by a promissory note, has an unpaid principal balance of $10,000 as of December 31, 2003, and is non-interest bearing. The Company paid this loan in full in January 2004.

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

Although we currently expect to incur an overall cash flow deficit from operations of up to $120,000 over the next twelve months, during that time we also expect to gradually decrease our monthly cash flow deficit by maintaining overhead at its current level while increasing our revenues from operations. In order to minimize the cash flow deficit, Martin Berns, CEO, has agreed to continue to defer the salary otherwise payable to him under his employment agreement until January 1, 2005. On October 1, 2003, he also entered into an agreement with the Company contractually binding himself to fund the potential cash flow deficit over the succeeding 12 months, by advancing a maximum of an additional $120,000, as necessary to fund the operating deficit. Since October 1, 2003, he has advanced a total of approximately $26,700 pursuant to this commitment. Any such advances shall be treated as non-interest bearing loans if repaid on or before March 1, 2005. Thereafter, any unpaid balance will bear interest at the rate of 6% per annum until paid in full. Upon mutual agreement with Company, Mr. Berns also has the right to convert his advances into shares of Company common stock at a price of $1.65 per share.

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

Although we will seek to gradually expand our operations in all areas during the next 12 months by establishing a base of resellers that will allow us to expand our marketing efforts with no increased overhead, we intend to direct our greatest emphasis toward marketing of the BSP Rewards program because management believes it currently has the greatest potential for growth and production of revenue.

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

SUBSEQUENT EVENTS

The Company completed the initial development and beta testing of its BSP program at the end of December 2003. Subsequently the Company has signed Reseller and/or Member Provider Agreements with 22 individuals or companies to sell for the Company on a straight commission basis. Additionally the Company has signed their first 3 Private Branded Merchant Agreements with a web-based retailer who will give and redeem BSP Rewards and place their customers into the program as members. The Company believes it will begin to receive limited revenues from these sales during the 2nd quarter of 2004.

The Company has signed a second Licensing Agreement with Madacy Entertainment for certain episodes of its Howdy Doody library. The Agreement grants a license to Madacy Entertainment for 25 episodes to be produced as a DVD box set. The Company will receive a royalty on all sales and expects to begin receiving revenues during the fourth quarter of 2004.

ITEM 7.   FINANCIAL STATEMENTS.

See following pages.

                       MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                        Page
                                                                        ----

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ...........................   21

INDEPENDENT AUDITORS' REPORT .........................................   22

CONSOLIDATED FINANCIAL STATEMENTS:

     BALANCE SHEET ...................................................   23


     STATEMENTS OF OPERATIONS ........................................   24


     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) .........   25


     STATEMENTS OF CASH FLOWS ........................................   26


NOTES TO FINANCIAL STATEMENTS ........................................ 27-38

To the Board of Directors and Shareholders
MEDIANET GROUP TECHNOLOGIES, INC.
(Formerly Clamshell Enterprises, Inc.)
Boca Raton, Florida

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of MEDIANET GROUP TECHNOLOGIES, INC. (formerly Clamshell Enterprises, Inc.) and subsidiary as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MEDIANET GROUP TECHNOLOGIES, INC. (formerly Clamshell Enterprises, Inc.) and subsidiary as of December 31, 2003 and the consolidated results of its operations and its consolidated cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no established source of revenue and has suffered recurring losses from operations. Its difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Livingston, Wachtell & Co., LLP

New York, New York
January 23, 2004

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003


                                     ASSETS
Current assets
     Cash and cash equivalents ................................     $     8,015
     Prepaid expenses .........................................           4,869
                                                                    -----------
           Total current assets ...............................          12,884
                                                                    -----------

Property and equipment - net ..................................           5,374
                                                                    -----------

Other assets
     Website and software development costs - net .............          78,455
     Trademark ................................................           3,600
     Licenses and agreements ..................................         875,000
                                                                    -----------

           Total other assets .................................         957,055
                                                                    -----------

           Total assets .......................................     $   975,313
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued liabilities .................     $    75,072
     Due to stockholders ......................................          57,920
                                                                    -----------

           Total current liabilities ..........................         132,992

Other liabilities
     Note payable .............................................         675,000
                                                                    -----------

           Total liabilities ..................................         807,992
                                                                    -----------

Commitments and contingencies

Stockholders' equity
     Common stock - $.001 par value,
           50,000,000 shares authorized;
           6,771,566 shares issued and outstanding ............           6,772
     Additional paid-in-capital ...............................       1,816,043
     Deficit ..................................................      (1,655,494)
                                                                    -----------
           Total stockholders' equity .........................         167,321
                                                                    -----------

           Total liabilities and stockholders' equity .........     $   975,313
                                                                    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          For The Years
                                                              Ended
                                                           December 31,
                                                          --------------
                                                      2003              2002
                                                      ----              ----
                                                                     (Restated)
Revenues .....................................     $    55,295      $    24,533

Cost of sales ................................          93,431          129,870
                                                   -----------      -----------

         Gross loss ..........................         (38,136)        (105,337)

Operating expenses ...........................         199,589           42,838
                                                   -----------      -----------

         Loss from operations ................        (237,725)        (148,175)

  Other expenses:
    Reorganization expense ...................          35,000                -

    Interest expense .........................          40,456            3,268
                                                   -----------      -----------

         Net loss ............................     $  (313,181)     $  (151,443)
                                                   ===========      ===========

Basic and diluted net loss per share
                                                   $      (.05)     $      (.03)
                                                   ===========      ===========
Weighted average number of
    common shares outstanding ................       6,434,573        5,345,881
                                                   ===========      ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                                MEDIANET GROUP TECHNOLOGIES, INC.
                                              (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                 Common Stock             Common Stock
                                                 No Par Value            .001 Par Value     Additional
                                                 ------------            --------------      Paid-in
                                             Shares        Amount       Shares     Amount    Capital       Deficit       Total
                                             ------        ------       ------     ------    -------       -------       -----
Balance January 1, 2002 .................    4,671,110   $ 1,216,254           -   $    -   $        -   $(1,190,870)  $  25,384

Common stock issued in repayment of
  shareholder loans at $2.00 ............        5,000        10,000           -        -            -        -           10,000

Common stock issued for cash at $0.01 ...      830,000         8,300           -        -            -        -            8,300

Common stock issued for services at $0.02      180,552         3,611           -        -            -        -            3,611

Net loss for the year ...................            -             -           -        -            -      (151,443)   (151,443)
                                           -----------   -----------   ---------   ------   ----------   -----------   ---------

Balance - December 31, 2002 .............    5,686,662     1,238,165           -        -            -    (1,342,313)   (104,148)

Common stock issued for licenses and
  agreements at $1.00 - January 2003 ....      200,000       200,000           -        -            -        -          200,000

Common stock issued for payment of
  interest on note payable - January 2003       40,000        40,000           -        -            -        -           40,000

Recapitalization as a result of reverse
  merger - March 2003* ..................   (5,926,662)   (1,478,165)  6,181,562    6,182    1,459,133        -          (12,850)

Common stock issued in repayment of
  shareholder liability .................            -             -     207,504      208      261,667        -          261,875

Common stock issued for cash at $0.25
  - April 2003 ..........................            -             -     300,000      300       74,700        -           75,000

Common stock issued for services at $0.25
  - April 2003 ..........................            -             -       2,500        2          623        -              625

Common stock issued  - reorganization
  costs at $0.25* .......................            -             -      80,000       80       19,920        -           20,000

Net loss for the year ...................            -             -           -        -            -      (313,181)   (313,181)
                                           -----------   -----------   ---------   ------   ----------   -----------   ---------

Balance - December 31, 2003 .............  $         -   $         -   6,771,566   $6,772   $1,816,043   $(1,655,494)  $ 167,321
                                           ===========   ===========   =========   ======   ==========   ===========  =========

*See footnote 1 regarding recapitalization of Shutterport, Inc.

                                           The accompanying notes are an integral part
                                            of the consolidated financial statements.

                                                               25

                                MEDIANET GROUP TECHNOLOGIES, INC.
                             (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Years
                                                                        Ended December 31,
                                                                        ------------------
                                                                      2003              2002
                                                                      ----              ----
                                                                                      (Restated)
Cash flows from operating activities:
     Net loss ..................................................... $(313,181)        $(151,443)
                                                                    ---------         ---------
     Adjustment to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization .......................    48,944            48,543
              Common stock issued for services ....................       625             3,611
              Common stock issued for reorganization expense ......    20,000                 -
              Common stock issued for interest payment on note ....    40,000                 -
              Changes in operating assets and liabilities:
                 Accounts receivable, net .........................     1,000            (1,000)
                 Prepaid expenses .................................    (4,869)                -
                 Accounts payable and accrued liabilities .........    31,562             7,561
                                                                    ---------         ---------

     Net cash used in operating activities ........................  (175,919)          (92,728)
                                                                    ---------         ---------

Cash flows from investing activities:
     Net cash from investing activities ...........................         -                 -
                                                                    ---------         ---------

Cash flows from financing activities:
     Bank overdraft ...............................................         -            (2,035)
     Common stock, issued .........................................    75,000             8,300
     Due to shareholders, net .....................................   108,590            86,807
                                                                    ---------         ---------

     Net cash provided by financing activities ....................   183,590            93,072
                                                                    ---------         ---------

Net increase in cash and cash equivalents .........................     7,671               344

Cash and cash equivalents - beginning of year .....................       344                 -
                                                                    ---------         ---------

Cash and cash equivalents - end of year ........................... $   8,015         $     344
                                                                    =========         =========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest ....................... $     456         $   3,268
                                                                    =========         =========
     Cash paid during the year for taxes .......................... $       -         $       -
                                                                    =========         =========
Non-cash transactions:
     Stock issued for services .................................... $     625         $   3,611
                                                                    =========         =========
     Stock issued for repayment of shareholder liability .......... $ 261,875         $  10,000
                                                                    =========         =========
     Stock issued for reorganization expense ...................... $  20,000         $       -
                                                                    =========         =========
     Stock issued for interest payment on note .................... $  40,000         $       -
                                                                    =========         =========
     Stock issued for licenses and agreements ..................... $ 200,000         $       -
                                                                    =========         =========

                           The accompanying notes are an integral part
                            of the consolidated financial statements.

                                               26

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     The Company was incorporated on June 4, 1999 in the State of Nevada as Clamshell Enterprises, Inc. ("Clamshell") and was organized for the purpose for creating a corporate vehicle to locate and acquire an operating business.

     On April 1, 2003, Clamshell changed its name to MEDIANET GROUP TECHNOLOGIES, INC. ("MEDIANET" or the "Company").

     Shutterport, Inc. ("Shutterport") formerly named Eshutterbug.com, Inc., a Florida corporation, was founded February 4, 2000. The Company was formed to become an online provider of branded, business to business and business to consumer web portals to a variety of businesses. The Company will act as an aggregator (to bring in a variety of interests to the portal), facilitator (to assist users in communicating with each other) and infomediary (to gather and supply information to users). The Company is also developing a loyalty rewards program ("BSP rewards") and intends to sign member providers and merchants during its initial launch anticipated in 2004. The Company will charge merchants participating in BSP rewards, a percentage of the value of transactions it does.

     MERGER

     By a stock purchase agreement dated February 3, 2003 and approved by the board of directors effective March 31, 2003, ("Merger Date"), MEDIANET issued 5,926,662 shares of restricted common stock to the shareholders of Shutterport, in exchange for 100% of the issued and outstanding shares of Shutterport. Since the former stockholders of Shutterport owned a majority of the issued and outstanding shares of common stock of Clamshell after the merger and private placement of Clamshell stock, this transaction was accounted for as a recapitalization of Shutterport, whereby Shutterport, is deemed to be the accounting acquirer and has adopted the capital structure of Clamshell.

     The assets and liabilities of Clamshell were deemed to have been acquired by Shutterport from Clamshell, at the Merger Date. Clamshell did not have any assets at the Merger Date and its net assets and net loss were not significant, therefore, proforma information for 2003 and 2002 is not being presented. All financial information included in this report and on this Form 10-KSB prior to the Merger Date is those of Shutterport, as if Shutterport had been the registrant. The financial information since the Merger Date is those of MEDIANET and Shutterport consolidated.

     The merger was effected by Shutterport paying $35,000, pursuant to a stock purchase agreement to the Clamshell shareholders for 3,331,000 shares of Clamshell or approximately 93% of the 3,585,900 total issued and outstanding common stock of Clamshell. Two payments for $5,000 and $10,000 were made, January 31, 2003 and March 31, 2003, respectively. For the remaining $20,000, Shutterport issued 80,000 shares of common stock as part of the private placement mentioned below, at the price of $.25 per share to Mid Continental Securities Corp., a major stockholder in Clamshell. There were 254,900 remaining Clamshell shares outstanding after the purchase of the Clamshell stock.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     MERGER (Continued)

     These Clamshell shares acquired were subsequently cancelled by Shutterport and Clamshell issued 5,926,662 shares for the share exchange pursuant to the merger and share exchange agreement ("agreement") with Shutterport's stockholders. Pursuant to the agreement Shutterport's stockholders received one share of Clamshell common stock for each share of Shutterport's stock they held. At March 31, 2003, the total outstanding shares were 6,181,562, which consisted of 254,900 shares held by the original Clamshell stockholders and 5,926,662 held by Shutterport stockholders.

     Due to the recapitalization of Shutterport, all reference to shares of Shutterport common stock has been restated to reflect the equivalent number of Clamshell shares outstanding at the Merger Date. In other words, the 5,926,662 Shutterport shares outstanding at March 31, 2003 are restated as 6,181,562 shares outstanding.

     Shutterport obtained the funds needed to acquire the Clamshell shares through the sale of Clamshell's equity securities in a private placement under Regulation D, (400,000 shares at $.25 per share) to existing Shutterport stockholders. On April 1, 2003, the Board of Directors authorized an increase in the issuance of its restricted common stock under the private placement, from 400,000 shares to 440,000 shares. As of December 31, 2003, 440,000 total shares were issued and outstanding as capital raised in the private placement. The 440,000 shares were issued in three separate transactions. 57,500 were issued as a shareholders' loan reduction, 2,500 shares were issued for services provided, 300,000 shares were issued for cash, and 80,000 shares were issued as part of the reverse merger payment for Clamshell stock. A total of 6,771,566 common stock shares were outstanding as of December 31, 2003.

     CAPITAL RESOURCES AND BUSINESS RISKS

     The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2003, current liabilities exceeded current assets by $ 113,038.

     The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2003, the Company had an accumulated deficit of $1,655,494. The Company also realized net losses of $313,181 and $151,443 for the years ended December 31, 2003 and 2002, respectively.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     CAPITAL RESOURCES AND BUSINESS RISKS (Continued)

     Factors that could effect the Company's future operating results and cause future results to vary materially from expectations include, but are not limited to, lower than anticipated business derived from existing clients, an inability to attract new clients and grow on its own, loss of a major customer, an inability to control expenses, technology changes in the industry, changes in regulatory requirements, a decline in the use of the internet as a savings mechanism for consumer purchases, a decline in the financial stability of the Company's clients and general uncertain economic conditions. Negative developments in these or other risk factors could have a material adverse effect on the Company's future financial position, results of operations and cash flows.

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of MEDIANET and Shutterport as described above. All intercompany balances and transactions have been eliminated in consolidation.

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

     In April 2003, the Company's major stockholder, President and CEO ("major stockholder") converted $14,375 of debt in exchange for 57,504 shares of the Company's common stock at a per share price of $0.25 per share.

     On September 30, 2003, the Company's major stockholder converted $93,750 of long-term debt and $30,000 of accrued salary owed to him by the Company, for an aggregate amount of $123,750, in exchange for 75,000 restricted shares of the Company's shares of common stock at a per share price of $1.65. The $1.65 per share price for the conversion of debt owed to the major stockholder is consistent with the proposed maximum offering price per share in the Company's Form SB-2 Registration Statement and related amendments as filed with the U.S. Securities and Exchange Commission.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK TRANSACTIONS (Continued)

     On December 31, 2003, the major stockholder converted $123,750 of long-term debt owed to him by the Company in exchange for 75,000 restricted shares of the Company's shares of common stock at a per share price of $1.65.

     The major stockholder personally incurred expenses on behalf of the Company and charged back the Company for the cost of these expenses. The total expenses were $20,755 for the year ended December 31, 2003.

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

     SIGNIFICANT ESTIMATES

     Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of website development costs, accrued liabilities and the useful lives for amortization and depreciation.

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred. There were no research and development costs for the years ended December 31, 2003 and 2002.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     REVENUE RECOGNITION

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

     The Company charges a per-client, per-month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenues were not significant as of December 31, 2003 and 2002.

     Revenues generated in exchange for advertising services are valued at the fair value of the services exchanged, based on the Company' s own historical practice of receiving cash, or other consideration that is readily convertible to known amounts of cash for similar advertising from buyers unrelated in the barter transaction. During the years ended December 31, 2003 and 2002, revenue derived from barter transactions were not significant.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     EQUIPMENT (Continued)

     Depreciation and amortization are provided for financial reporting primarily on the accelerated and the straight-line methods over the estimated useful lives of the respective assets as follows:

                                            Estimated
                                           Useful Lives
                                           ------------

                     Computer equipment      5 years

     LONG-LIVED ASSETS

     The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future non discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded for the years ended December 31, 2003 and 2002.

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

     The Company capitalized in October 2000, $225,000 in website and software development costs. The capitalized costs, which are the outside consulting fees charged by 411now.com, Inc., are amortized to expense based on the estimated useful life (5 years). Amortization expense for software development totaled $45,092 for the year ended December 31, 2003 and 2002. The estimated aggregate future amortization expense for capitalized website and software development costs remaining as of December 31, 2003 is as follows:

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     OTHER ASSETS (Continued)

                            Years             Amount
                            -----             ------

                            2004              $45,090
                            2005              $33,365

     The trademark was placed in service September 2001 and cost approximately $4,000. Amortization expense was $400 for the year ended December 31, 2003.

     START-UP COSTS

     The Company, in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities, expenses all start-up and organizational costs as they incurred.

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs on going credit evaluations of those customers financial condition while, generally requiring no collateral.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments reported in the Company's consolidated balance sheet consist of cash, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying value of which approximate fair value at December 31, 2003.

     EARNINGS PER SHARE

     The Company accounts for earnings per share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Basic and diluted losses are the same as no options, warrants or convertible preferred stock have been issued.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     ADVERTISING COSTS

     All costs associated with advertising and promoting products are expensed in the year incurred. Advertising expense was $5,044 and $1,462 for the years ended December 31, 2003 and 2002, respectively.

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

     The Company did not provide any current or deferred income tax provision or benefit for any periods presented to date because it has experienced a net operating loss since inception, and has taken a full valuation allowance against all deferred tax assets.

     RESTATEMENT - 2002

     The Company restated its financial statements for 2002. The net loss previously reported of 156,860 was restated to $151,443, as reported in the accompanying financial statements.


2.   LOSS PER SHARE

     Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


2.   LOSS PER SHARE (Continued)

     The numerator and denominator used in the basic and diluted LPS of common stock computations are presented in the following table.

                                                    For the Years Ended
                                                        December 31,
                                                        ------------
                                                     2003          2002
                                                     ----          ----

     NUMERATOR FOR BASIC AND DILUTED LPS
          Net loss to common shareholders .....  $  (313,181)  $  (151,443)
                                                 ===========   ===========

     DENOMINATOR FOR BASIC AND DILUTED LPS
          Weighted average shares of common
            stock outstanding .................    6,434,573     5,345,881
                                                 ===========   ===========

     LPS - Basic and diluted ..................  $      (.05)  $      (.03)
                                                 ===========   ===========

     The weighted average number of common shares outstanding prior to the reverse acquisition is deemed to be 5,926,662, being the number of shares issued to effect the reverse acquisition.


3. STOCKHOLDERS' LOANS

     The caption "Due to Stockholders" consists of two short-term notes, both of which are unsecured. The principal amount of the notes are $47,920, bearing an annual interest rate at 6.750%, payable monthly. On October 1, 2003, the maturity dates of all these notes were extended to January 1, 2005, and will become non-interest bearing if fully repaid by March 1, 2005. Any outstanding balances after March 1, 2005, will bear an annual interest rate of 6%. Upon mutual agreement between the stockholders and the Company, these notes are convertible on a quarterly basis, into restricted common shares valued at $1.65 per share.

     On October 1, 2003, one stockholder has agreed to fund the Company up to $120,000 over a 12 month period, as non-interest bearing loan due January 1, 2005, if paid in fully by March 1, 2005. Any outstanding balance after March 1, 2005, will bear an interest rate of 6%. Upon mutual agreement between this stockholder and the Company, this loan is convertible, on a quarterly basis, into restricted common shares valued at $1.65 per share.

     Total interest expense for the years ended December 31, 2003 and 2002 was $40,456 and $3,268, respectively.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


4.   EQUIPMENT

     Equipment at cost consists of:

                                                          December 31,
                                                              2003
                                                              ----

     Computer software and equipment ...................... $17,263

     Less: accumulated depreciation .......................  11,889
                                                            -------

          Total ........................................... $ 5,374
                                                            =======

     Depreciation expense for the years ended December 31, 2003 and 2002 was $3,452.


5.   INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

     As of December 31, 2003, the Company has available a federal net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards of $1,058,176 expire during the years 2020 through 2023.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


6.   NOTE PAYABLE (Continued)

     The principal amount of the note payable is $675,000 ("Note"), payable to an Adelstein stockholder ("Holder"), who has been assigned by Adelstein to collect the proceeds of the note and make the proper distributions to the Adelstein shareholders. The Note bears an annual interest rate of approximately 6%. The total principal amount of the note matures on January 5, 2012. Accrued interest shall be payable annually in arrears, provided that the initial interest payment is made simultaneously with the issuance of this Note, by the issuance and delivery of 40,000 shares of the Company's Common Stock to the Holder. On January 5, 2003, the Company issued 40,000 shares of stock to the Holder of the Note for the initial first year interest payment of $40,000.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


9.   COMMITMENTS AND CONTINGENCIES

     The Company has an employment agreement with the major stockholder providing for certain guaranteed payments starting January 1, 2003 and ending December 31, 2005. The terms of this employment agreement call for an annual salary of $40,000 plus other standard employee benefits. Included in due to stockholders is $10,000 of accrued salary, under the employment agreement, to the major stockholder at December 31, 2003.

     The Company occupies office space located in Boca Raton, Florida, which expires February 29, 2004. Total rent expense for the years ended December 31, 2003 and 2002 was $21,495 and $-0-, respectively.


10.  OPERATING SEGMENTS

     The Company has only one material operating segment, the design, market and distribution of website portals which are sold in the United States.

11.  SUBSEQUENT EVENTS

     During the period of January 1, 2004 through March 29, 2004, the Company has signed Reseller and/or Member Provider Agreements with various individuals or companies. These agreements allow companies to become Resellers and/or Member Providers of licenses of the MediaNet portals, BSP REWARDS and other products and services offered by the Company.

     The terms of these agreements are generally 1 year from the effective date, and can be renewed for successive 1 year periods after initial 1 year term, if agreed by both parties in writing within 30 days of license expiration. Either party may terminate the "AGREEMENT" on 60 days written notice during a renewed term. Compensation to the resellers should be made within 30 days of receipt of cleared funds.

     The Company has also signed a Licensing Agreement with Madacy Entertainment for certain episodes of its Howdy Doody library. The Agreement grants a license to Madacy Entertainment for 25 episodes to be produced as a DVD box set. The Company will receive a royalty on all sales and expects to begin receiving revenues during the fourth quarter of 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no change in, or disagreements with, its principal independent accountant during the fiscal years ended December 31, 2002 or December 31, 2003 or during the period from December 31, 2003 until the date hereof.

ITEM 8A. CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and titles of our Executive Officers and Directors as of December 31, 2003 are as follows:

 NAME                   AGE       POSITION
 ----                   ---       --------

 Martin A. Berns         67       Chief Executive Officer and Director since
                                  March 31, 2003

 Eugene H. Berns         67       Chairman since March 31, 2003

 Ivan L. Bial            59       Vice President, Principal Financial Officer,
                                  Secretary, Director and Chairman of the Audit
                                  Committee since March 31, 2003

 Joseph Porrello         59       Director since March 31, 2003

 Dennis Lane             56       Director since March 31, 2003

The directors named above will serve until the first annual meeting of the Company's stockholders following completion of the share exchange transaction, or until their successors have been appointed. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.

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

BIOGRAPHICAL INFORMATION

MARTIN A. BERNS

Chief Executive Officer and Director. From 2000 to the present, Mr.Berns has been CEO of ShutterPort, Inc. Mr. Berns became the Chief Executive Officer of the Company and March 31, 2003, following completion of the share exchange transaction between ShutterPort, Inc. and Clamshell Enterprises, Inc. Mr. Berns has 40 years of experience as a marketing consultant, including advertising, TV commercial and show production in the years prior to 2000. From 1998 to 2000, Mr. Berns was Vice President of marketing for Realm Productions, a publicly held video production company. From 1992 to the present, he has acted as President of Natural Universe, Inc., a marketing company. From 1999 to 2000 he was Associate Producer of the "Jelly Bean Jungle" television series, and acted as Coordinating Producer for the re-syndication and distribution of the 1970's new "Howdy Doody" show which the Company purchased in January, 2003.

EUGENE H. BERNS

Chairman of the Board. Since 1999 Mr. Berns has been President of Housing Marketing Team, Inc., a housing marketing consulting company. From 1970-1998, he was Vice President and a member of the Board of Directors of Oriole Homes, Inc., an American Stock Exchange listed company. In his position at Oriole Homes Mr. Berns was responsible for sales and marketing of their single family home and condominium communities and oversaw all on-site sales and administrative personnel. He also worked directly with the advertising and marketing agencies hired by Oriole Homes.

IVAN BIAL

Vice President, Director, Principal Financial Officer and Secretary. Mr. Bial has been Vice President and Secretary of ShutterPort, Inc. since 2000. From 1998
- 2000 he was an independent sales and marketing consultant. Prior to that time, he served as Vice President and General Manager of Southern Photo Service of Hollywood, Florida for 27 years from 1963 to 1990. Southern Photo was involved in film processing business. As Vice President and General Manager Mr. Bial was involved in all aspects of the business including operations, finance, sales and marketing.

JOSEPH PORRELLO

Director. From May 2003 to the present, Mr. Porrello has been President of Marketing Consultants, Plus. From June 2002 to April 2003, he was Chief Marketing Officer of VICI Marketing, a company which markets incentive products and services to large corporations. From June 1998 to May 2002, Mr. Porrello was Vice President of Business Development for National Syndications, Inc., a company that purchases block advertising space in publications such as Parade Magazine and the Week End USA Today and advertises consumer products to the general public. In his capacities as Chief Marketing Officer and Vice President of Business Development, Mr. Porrello was responsible for obtaining clients, bringing products to market and administering promotional campaigns in television, newspapers, retail and direct response media.

DENNIS LANE

Director. Mr. Lane is currently the Director of International Operations of the company's MemoryLane Syndication division. Mr. Lane's background is in the internet, media, and marketing. Previously he was co-founder, President and CEO of Restaurant.com, Inc. From June 2002 to the present, Mr. Lane has been Vice President of Business Development of CallMe Corp., an internet company specializing in direct call and email technology and President of Laneco Consulting, Inc., which acts as a marketing consultant to small companies. From December, 1997 to January 2002, Mr. Lane was President of Restaurant.com and its predecessor companies Restaurant Registry and Digidine. Restaurant.com is a company that markets discount restaurant certificates through its own web site, through Ebay and as a branded program to various internet companies. Restaurant.com has branded the discount restaurant program for BSP Rewards. In his executive capacities, Mr. Lane has been involved with all aspects of marketing, sales, new business development and administrative operations.

Martin Berns and Eugene Berns are brothers.

None of the directors serves as a director for any other reporting company.

There are no other significant employees.

AUDIT COMMITTEE

The Company has an audit committee and accordingly, has adopted guidelines relating to the oversight of the audit of the Company's financial statements.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based solely on a review of Forms 3 furnished to the Company during the fiscal year ended December 31, 2003 and Forms 5 furnished to the Company with respect to the fiscal year ended December 31, 2003, one of the Company's directors was delinquent in filing their Form 3 report as required under Section 16(a) of the Exchange Act. This director's holdings were accurately reflected in his timely filing of Form 5. The Company's other officers, directors and principal shareholders have not been delinquent in filing reports required under Section 16(a) of the Exchange Act.

CODE OF ETHICS

The Company has adopted a Code of Business Conduct and Ethics which applies to its executive officers. A copy of the Code of Business Conduct and Ethics is filed as Exhibit 14 to this report.

ITEM 10. EXECUTIVE COMPENSATION.

There was no compensation of any type awarded to, earned by, or paid to any of our executive officers for the fiscal years ending December 31, 2001 and December 31, 2002. We do not currently have any stock option, retirement, pension, or profit-sharing plan for the benefit of our directors, officers, or other employees.

The following table provides summary information concerning cash and compensation awarded to, earned by, or paid to any of our officers and directors for all services rendered to the Company in all capacities for the fiscal year ended December 31, 2003.

 Name and Principal Position       Year         Salary        Other Compensation
 ---------------------------       ----       ----------      ------------------
 Martin Berns, CEO                 2003       40,000 (1)                0
 Ivan Bial, Vice President         2003            0               12,000 (2)
 Dennis Lane, Director             2003            0                8,000 (3)

(1) Mr. Berns has an employment contract with the Company, commencing January 1, 2003 through December 31, 2005 at an annualized based salary of $40,000 per year, plus normal fringe benefits. However, Mr. Berns has agreed to defer payment of his salary through December 2004. Any unpaid deferred salary is due and payable on January 1, 2005. However, Mr. Berns also has the option, with the consent of the Company, to convert all or any portion of the deferred salary to Company shares at a price of $1.65 per share.

(2) Mr. Bial has a consulting agreement with the Company pursuant to which he provides consulting services on a month-to-month basis. He currently receives consulting fees in the amount of $300 per week.

(3) Mr. Lane has a consulting agreement with the Company pursuant to which he provides consulting services on a month-to-month basis. He currently receives consulting fees of $1,000 per month.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                         Number of Shares
 Name and Address                       Beneficially Owned      Percent of Class
 ----------------                       ------------------      ----------------

 Martin A. Berns(1)
 5100 W. Copans Road, Suite 710
 Margate, Florida 33063 ................      2,150,000              31.75%

 Eugene H. Berns(1)(5)
 5100 W. Copans Road, Suite 710
 Margate, Florida 33063 ................        552,500               8.16%

 Ivan L. Bial(1)
 5100 W. Copans Road, Suite 710
 Margate, Florida 33063 ................        700,000              10.34%

 Joseph Porrello(1)
 5100 W. Copans Road, Suite 710
 Margate, Florida 33063 ................         55,552               0.82%

 Dennis Lane(1)(2)
 5100 W. Copans Road, Suite 710
 Margate, Florida 33063 ................        250,000               3.69%

 Steve Adelstein(3)
 624 West Tropical Way
 Plantation, FL 33317 .................       1,135,000              16.76%

 Mid-Continental Securities Corp.(4)
 5150 Tamiami Train North, Ste. 202
 Naples, FL 34103 .....................         500,000               7.38%

 All officers and directors (5 persons)       3,708,052              54.76%

(1) The person listed is an officer, a director, or both, of the Company.

(2) Mr. Lane is the President of Laneco, which owns 16,666 shares, and he thereby claims beneficial ownership of 16,666 shares.

(3) Includes 220,000 shares owned by AUW, Inc., of which Mr. Adelstein may be deemed to be the beneficial owner. Also includes 450,000 shares which may be issued upon conversion of a promissory note issued in conjunction with purchase of the episodes of the Howdy Doody television show from Adelstein Productions, Inc.

(4) Includes 500,000 shares of which Mid-Continental Securities Corp may be deemed to be the beneficial owner because it has the right to acquire such shares at any time upon exercise of an outstanding stock purchase warrant. The principal and the beneficial owner of Mid-Continental

Securities Corp is Mr. Frank Pioppi. Mr. Pioppi owns 92% of the issued and outstanding common stock of Mid-Continental Securities Corp.

(5) Includes 52,500 shares owned by his minor child, Justin Berns, of which Mr. Berns may be deemed to be the beneficial owner.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Martin Berns, Eugene Berns and Ivan Bial may be considered promoters. In April 2000, they formed ShutterPort, Inc. and received a total of 3,200,000 shares valued at $0.01 per share in consideration of past and future services. The shares of ShutterPort, Inc. held by these promoters were exchanged for an equal number of our shares when the share exchange transaction was completed on March 31, 2003. Martin Berns and Eugene Berns are brothers.

From time to time, we receive loans from our shareholders. As of December 31, 2003, the total of such loans was approximately $57,920 and was comprised of three separate unsecured loans. One such loan, which is from Martin Berns and is represented by a promissory note, has an unpaid principal balance of approximately $28,320. A second loan, which is from Eugene Berns and is represented by a promissory note, has an unpaid principal balance of approximately $19,600. Each of these loans bears an annual interest rate of 6.750%, payable monthly. On October 1, 2003, the maturity dates of these notes were extended to January 1, 2005, and the notes will become non-interest bearing if fully repaid by March 1, 2005. Any outstanding balances after March 1, 2005, will bear an annual interest rate of 6%. Upon mutual agreement between the stockholders and the Company, these notes are convertible on a quarterly basis, into restricted common shares valued at $1.65 per share. The third loan is a short-term loan from Housing Marketing Team, a company controlled by Eugene Berns. This loan is not represented by a promissory note, has an unpaid principal balance of $10,000 and is non-interest bearing.

On October 1, 2003, Martin Berns made a commitment to loan or advance the Company up to an additional $120,000 as necessary during the 12 month period ending September 30, 2004 to cover the deficit in cash flow from operations. As of December 31, 2003, Mr. Berns has advanced a total of approximately $7,400 pursuant to this commitment. Any amounts advanced pursuant to this commitment are due and payable in full on or before January 1, 2005, without interest. Any unpaid balance outstanding after March 1, 2005, will bear interest at the rate of 6% per annum until paid in full. If mutually agreed with the Company, Mr. Berns has the right, on a quarterly basis, to exchange any or all amounts advanced for shares of restricted common stock at a price of $1.65 per share.

Pursuant to his employment with the Company, Martin Berns is entitled to an annual salary of $40,000 for the two year period commencing January 1, 2003. However, Mr. Berns has agreed to defer all salary otherwise payable to him through December 31, 2004. The unpaid deferred salary is due and payable in full on January 1, 2005, without interest. He also has the right, on a quarterly basis, to convert any deferred salary to restricted common stock at a price of $1.65 per share.

On September 30, 2003, Martin Berns converted $93,750 of outstanding long term debt and $30,000 of accrued but unpaid salary for 75,000 shares of the Company's restricted common stock. On December 31, 2003, Martin Berns converted $123,750 of outstanding long-term debt for 75,000 shares of the Company's restricted stock. The conversions were done at a conversion price of $1.65 per share which is equal to the offering price per share in the registration statement.

On January 5, 2003, we closed on an agreement with Adelstein Productions, Inc, a Florida corporation, to acquire 130 color episodes of the 1970's Howdy Doody television show. Steve Adelstein is the controlling shareholder of Adelstein Productions, Inc, and is the direct and indirect beneficial owner of 685,000 shares (approximately 10.4%) of our issued and outstanding common stock. The purchase price for acquisition of the Howdy Doody episodes included issuance of 200,000 shares of our common stock to Adelstein Productions, Inc., and the execution of a promissory note in the principal amount of $675,000. The note bears an annual interest rate of approximately 6%. The initial interest payment was required to be paid simultaneously with the issuance of the note. Otherwise, accrued interest on the note is payable annually in arrears. We have the option of paying interest on the note either in cash or through the issuance of shares of our common stock. In the event interest is paid by issuance of shares, the number of shares to be issued is computed based on a share price equal to 60% of the average bid price for our stock for the 10 trading days ending on the interest payment date. We issued 40,000 shares of our common stock valued at approximately $1.00 per share in satisfaction of the initial interest payment. The outstanding principal amount of the note, and all accrued but unpaid interest, is convertible at any time, at the option of the holder, into shares of our common stock based on a conversion price of $1.50 per share, subject to certain equity adjustments.

We have the right to offset a maximum of $75,000 of direct out-of-pocket expenses which we pay, including legal fees, used to defend any third party claims relating to ownership of the Howdy Doody episodes which we purchased.

We have oral agreements with two of our officers pursuant to which we pay them consulting fees for services they provide to the Company. Ivan Bial receives $300 per week plus a car allowance for consulting services he provides related to sales activities and dealing with potential resellers and others on our behalf. Dennis Lane receives $1,000 per month for consulting services related to development and marketing of the BSP Rewards program. During the fiscal year ended December 31, 2003, we paid a total $20,000 of consulting fees to these two officers.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The Exhibits listed below are filed as part of this Annual Report.
         3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 14, 2002).

         3.2 Bylaws (incorporated by reference from Registration Statement on Form 10- SB filed with the Securities and Exchange Commission on June 14, 2002).

         31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Livingston, Wachtell & Co., LLP for audit of the Company's annual financial statements were $8,000 for the fiscal year ended December 31, 2003, and $12,000 for the fiscal year ended December 31, 2002. The aggregate fees billed by Livingston, Wachtell & Co., LLP for review of the Company's financial statements included in its quarterly reports on Form 10-QSB were $8,000 during the period ended December 31, 2003, and $0 during the period ended December 31, 2002.

Audit-Related Fees

Livingston, Wachtell & Co., LLP billed the Company $500 for the fiscal year ending December 31, 2003 for assurance and related services that were related to its audit or review of the Company's financial statements but $0 for the fiscal year ended December 31, 2002.

Tax Fees

The aggregate fees billed by Livingston, Wachtell & Co., LLP for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2003, and $0 for the fiscal year ended December 31, 2002.

All Other Fees

Livingston, Wachtell & Co., LLP did not bill the Company for any products and services other than the foregoing during the fiscal years ended December 31, 2003 and December 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDIANET GROUP TECHNOLOGIES, INC.


By: /s/ MARTIN BERNS
Martin Berns, President and Chief Executive Officer

Date: March 29, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ MARTIN BERNS
Martin Berns, CEO, President and Director

Date: March 29, 2004



/s/ IVAN BIAL
Ivan Bial, Principal Financial Officer, Secretary,
Director and Principal Accounting Officer

Date: March 29, 2004