Form 10KSB/A
period 2003-12-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2004-05-13
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-KSB/A
                                 AMENDMENT NO. 1

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

Member Providers are companies, organizations and groups that enroll their employees or members in the BSP Rewards program. The program is offered free to member providers who auto-enroll their member base. This program has commenced limited operations, and member provider agreements have been signed with four companies. Each member provider agreement provides that the Company will pay to each member provider a straight commission equal to a one to two percent of the rewards earned by the members that the member provider enrolls in the program. A member provider only earns a commission if the members enrolled by the member provider actually earn rewards under the program. In some instances, the Company also pays to member providers a commission of twenty to thirty percent for any internet portals sold by the member provider on behalf of the Company and a commission of up to ten percent for hosting fees paid to the Company by buyers of portals or websites as a result of the activities of the member provider. The four companies or associations with whom the Company has entered into member provider agreements are Christian Benefits Association, Albert Hutchinson, Celmark Direct/Vitaquest, and Media Works International, LLC. At this time, none of these agreements are material and no revenues have yet to be produced.

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

We have entered into two licensing agreements relating to Howdy Doody episodes. The first is a Rights Acquisition Agreement with Good Times Entertainment granting them a license to manufacture and distribute 40 of the Howdy Doody episodes to retailers and on the internet. Good Times Entertainment is expected to commence sales efforts in the first quarter of 2004 and will pay us a royalty of ten percent of the net wholesale price on any sales that are made. The Agreement has a term of five years, commencing on September 25, 2003. The Company has the right to terminate the Agreement if it does not receive at least $50,000 in royalties during the first two years of the Agreement. There is no assurance that Good Times Entertainment will be successful in selling videos and, accordingly, there is no assurance that we will realize any revenues under the terms of the agreement.

We have also signed a Licensing Agreement with Madacy Entertainment for certain episodes of the Howdy Doody library. The Agreement grants a license to Madacy Entertainment for 25 episodes to be produced as a DVD box set. The Company will receive a royalty of fifteen percent of the net wholesale price on all sales and expects to begin receiving revenues during the fourth quarter of 2004. The term of the Agreement is for five years, commencing December 1, 2003. The Company has the right to terminate the Agreement if the Company does not receive at least $50,000 in royalties during the first two years.

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

On February 1, 2004, the Company moved into new corporate offices located at 5100 W. Copans Road, Suite 710, Margate, Florida 33063. The offices encompass approximately 1760 sq. ft., and rent for the offices commenced on March 1, 2004. The lease for the office is with with American Holding Corp., which is not affiliated with the Company or its officers, directors or principal shareholders. The term of the lease is as follows: $2,053.33 per month for the first twelve months,$2,114.93 per month for the following twelve months, and $2,178.38 per month for the last twelve months.

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

Initially we intend to market our products and services primarily through third party resellers who are paid on a commission basis. We have signed 17 reseller agreements which are non-exclusive and we anticipate that we will sign agreements with additional resellers in the future. The Reseller Agreements, which generally have a term of one year with automatic one-year renewals, provide for the payment by the Company of a commission of one to two percent on BSP rewards earned by members that are signed up by the reseller. The Company also pays to resellers a commission of twenty to thirty percent for any products and internet portals sold by the member provider on behalf of the Company and a commission of up to ten percent for hosting fees paid to the Company by buyers of portals or websites as a result of the activities of the reseller. In some instances, we also allow clients for whom we have built portals to act as resellers. Our existing reseller agreements are with IMC/Beryl's World, GMS Auditing and Consulting Services, POPA Media, Summit Marketing Consultants, Wide Trading Group, Marketing Consultants Plus, McAdams Marketing, RewardsPort, Marc Phillips The Podulak Group, Robert H. Ross, Porter & Associates Marketing, Inc., Hispanic Call Centers, OneSource Network LLC, Mele Gabales, Thomas J. Reynolds and International Direct Response, Inc. As of the date of this report, the reseller agreements have not resulted in any significant revenues.

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

Our success will be largely dependent upon the efforts of Mr. Martin Berns, Mr. Ivan Bial and Mr. Dennis Lane. Mr. Berns has an employment agreement with the Company through December 31, 2005 at an annualized base salary of $40,000 per year, plus normal fringe benefits. Additionally Mr. Berns shall receive from time to time, bonuses as determined by the Board of Directors. Mr. Berns has agreed to defer payment of his salary through December 31, 2004. Any unpaid deferred salary is due and payable on January 1, 2005. Mr. Berns has the option, with the consent of the Company, to convert all or any portion of the deferred salary to Company shares at a price of $1.65 per share.

We do not currently have employment agreements with Dennis Lane or Ivan Bial, and there can be no assurance that such persons will continue their employment with us. However, the Company does have oral agreements with Mr. Lane and Mr. Bial pursuant to which the Company pays them consulting fees for services they provide to the Company. Mr. Bial receives $300 per week plus a car allowance for consulting services he provides related to sales activities and dealing with potential resellers and others on our behalf. Mr. Lane receives $1,000 per month for consulting services related to development and marketing of the BSP Rewards program. During the year ended December 31, 2003, we paid a total $20,000 of consulting fees to these two officers.

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

The Company completed the initial development and beta testing of its BSP program at the end of December 2003. The Company has signed Reseller and/or Member Provider Agreements with 21 individuals or companies to sell for the Company on a straight commission basis. Additionally the Company has signed their first 3 Private Branded Merchant Agreements with a web-based retailer who will give and redeem BSP Rewards and place their customers into the program as members. The Company believes it will begin to receive limited revenues from these sales during the 2nd quarter of 2004.

The Company has signed a Rights Acquisition Agreement with Good Times Entertainment granting them a license to manufacture and distribute 40 of the Howdy Doody episodes to retailers and on the internet. Good Times Entertainment is expected to commence sales efforts in the first quarter of 2004 and will pay us a royalty of ten percent of the net wholesale price on any sales that are made. The Agreement has a term of five years, commencing on September 25, 2003. The Company has the right to terminate the Agreement if it does not receive at least $50,000 in royalties during the first two years of the Agreement. There is no assurance that Good Times Entertainment will be successful in selling videos and, accordingly, there is no assurance that we will realize any revenues under the terms of the agreement.

The Company has signed a second Licensing Agreement with Madacy Entertainment for certain episodes of its Howdy Doody library. The Agreement grants a license to Madacy Entertainment for 25 episodes to be produced as a DVD box set. The Company will receive a royalty of fifteen percent of the net wholesale price on all sales and expects to begin receiving revenues during the fourth quarter of 2004. The term of the Agreement is for five years, commencing December 1, 2003. The Company has the right to terminate the Agreement if the Company does not receive at least $50,000 in royalties during the first two years.

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

Without receiving any additional capital investment other than the amounts Mr. Berns has agreed to advance, management believes we can continue current business operations, and continue the current gradual expansion of our operations for the next twelve months, because the web sites, portals and marketing materials for our various divisions are completed and ready for use. However, until operating revenues increase significantly, we will continue to seek outside funding for the purpose of accelerating the expansion of our operations.

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

                       MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 2003



                                      INDEX



                                                                        Page
                                                                        ----

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS ...................   21

INDEPENDENT AUDITORS' REPORT .........................................   22

CONSOLIDATED FINANCIAL STATEMENTS:

     BALANCE SHEET ...................................................   23


     STATEMENTS OF OPERATIONS ........................................   24


     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) .........   25


     STATEMENTS OF CASH FLOWS ........................................   26


NOTES TO FINANCIAL STATEMENTS ........................................ 27-39

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

/s/Livingston, Wachtell & Co., LLP

New York, New York
January 23, 2004

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003


                                     ASSETS
Current assets
     Cash and cash equivalents ................................     $     8,015
     Prepaid expenses .........................................           4,869
                                                                    -----------
           Total current assets ...............................          12,884
                                                                    -----------

Property and equipment - net ..................................           5,374
                                                                    -----------

Other assets
     Website and software development costs - net .............          78,455
     Trademark ................................................           3,600
     Licenses and agreements ..................................         875,000
                                                                    -----------

           Total other assets .................................         957,055
                                                                    -----------

           Total assets .......................................     $   975,313
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued liabilities .................     $    75,072
     Due to stockholders ......................................          57,920
                                                                    -----------

           Total current liabilities ..........................         132,992

Other liabilities
     Note payable related party ...............................         675,000
                                                                    -----------

           Total liabilities ..................................         807,992
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

     REVENUE RECOGNITION (Continued)

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

     There was no revenue recognized in 2003 from the asset captioned "Licensing and agreements, which totaled $875,000, as reported on the balance sheet at December 31, 2003. The revenue from the Howdy Doody episodes will be recognized in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films. The SOP requires the following, when all of the following conditions are met:

          1. Persuasive evidence of a sale or licensing arrangement with a customer exists.

          2. The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery.

          3. The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.

          4.   The arrangement fee is fixed or determinable.

          5.   Collection of the arrangement fee is reasonably assured.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     REVENUE RECOGNITION (Continued)

     When the Company's fee is based on a percentage or share of a customer's revenue from the exploitation of the Howdy Doody episodes, the Company will recognize revenue as the customer exploits the episodes and the Company meets all of the other revenue recognition conditions. In those circumstances the Company would expect to receive reports from the customers on a periodic basis and would use those reports as the basis for recording revenue.

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

     AMORTIZATION AND IMPAIRMENT OF LICENSES AND AGREEMENTS

     The Company will amortize the License and Agreement asset to the Hoody Doody films using the individual-film-forecast-computation method, in accordance with SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company will begin amortization of the capitalized License and Agreement when the Howdy Doody tapes when it begins to recognize revenue from the tapes. No revenue was earned in 2003, therefore no amortization was recorded for the year.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     AMORTIZATION AND IMPAIRMENT OF LICENSES AND AGREEMENTS (Continued)

     Ultimate revenue to be included in the denominator of the individual-film-forecast-computation method fraction is subject to certain limitations as set forth in the SOP.

     If an event or change in circumstance indicates that the Company should assess whether the fair value of the License and Agreement to the Howdy Doody episodes is less than its unamortized costs, the Company will determine the fair value of the film and write off to the income statement the amount by which the unamortized capitalized costs exceeds the episode's fair value. The Company can not subsequently restore any amounts written off in previous fiscal years to income. There was no impairment loss recorded in 2003.

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


6.   NOTE PAYABLE - RELATED PARTY TRANSACTION

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                     (FORMERLY CLAMSHELL ENTERPRISES, INC.)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


6.   NOTE PAYABLE - RELATED PARTY TRANSACTION (Continued)

     The principal amount of the note payable is $675,000 ("Note"), payable to an Adelstein stockholder ("Holder"), who has been assigned by Adelstein to collect the proceeds of the note and make the proper distributions to the Adelstein shareholders. This Holder is also a stockholder who has a 14% interest in the Company. The Note bears an annual interest rate of approximately 6%. The total principal amount of the note matures on January 5, 2012. Accrued interest shall be payable annually in arrears, provided that the initial interest payment is made simultaneously with the issuance of this Note, by the issuance and delivery of 40,000 shares of the Company's Common Stock to the Holder. On January 5, 2003, the Company issued 40,000 shares of stock to the Holder of the Note for the initial first year interest payment of $40,000.

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


11.  SUBSEQUENT EVENTS - UNAUDITED

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

                                         Number of Shares
 Name and Address                       Beneficially Owned      Percent of Class
 ----------------                       ------------------      ----------------

 Martin A. Berns(1)
 5100 W. Copans Road, Suite 710
 Margate, Florida 33063 ................      2,150,000              31.75%

 Eugene H. Berns(1)(5)
 5100 W. Copans Road, Suite 710
 Margate, Florida 33063 ................        552,500               8.16%

 Ivan L. Bial(1)
 5100 W. Copans Road, Suite 710
 Margate, Florida 33063 ................        700,000              10.34%

 Joseph Porrello(1)
 5100 W. Copans Road, Suite 710
 Margate, Florida 33063 ................         55,552               0.82%

 Dennis Lane(1)(2)
 5100 W. Copans Road, Suite 710
 Margate, Florida 33063 ................        250,000               3.69%

 Steve Adelstein(3)
 624 West Tropical Way
 Plantation, FL 33317 .................       1,135,000              16.76%

 Mid-Continental Securities Corp.(4)
 P.O. Box 110310
 Naples, FL 34108-0106.................         500,000               7.38%

 All officers and directors (5 persons)       3,708,052              54.76%

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

         14       Code of Ethics

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

Date: May 13, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ MARTIN BERNS
Martin Berns, CEO, President and Director

Date: May 13, 2004



/s/ IVAN BIAL
Ivan Bial, Principal Financial Officer, Secretary,
Director and Principal Accounting Officer

Date: May 13, 2004