Form 10QSB
period 2004-03-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2004-05-20
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2004
                                            --------------

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


                5100 W. COPANS ROAD, SUITE 710, MARGATE, FL 33063
                -------------------------------------------------
                     (Address of Principal Executive Office)


                                  954-974-5818
                                  ------------
                            Issuer's telephone number


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

At March 31, 2004, the following shares were outstanding: 6,771,566

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                        MEDIANET GROUP TECHNOLOGIES, INC.


                                   FORM 10-QSB
                          Quarter Ended March 31, 2004

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements.............................................3

              Condensed Consolidated Balance Sheet
              March 31, 2004 (Unaudited).......................................4

              Condensed Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended March 31, 2004 and 2003...............5

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 2004 and 2003...............6

              Notes to Consolidated Financial Statements.......................7


     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................12


     Item 3 - Controls and Procedures.........................................16


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings...............................................16


     Item 2 - Changes in Securities and use of Proceeds.......................16


     Item 3 - Default upon Senior Securities..................................16


     Item 4 - Submission of Matters to a Vote of Security Holders.............16


     Item 6 - Exhibits and Reports on Form 8-K................................16


Signatures....................................................................17

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a) The unaudited financial statements of registrant for the three months ended March 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                        MEDIANET GROUP TECHNOLOGIES, INC.


                              FINANCIAL STATEMENTS


                          Quarter Ended March 31, 2004


                                    I N D E X



CONDENSED CONSOLIDATED BALANCE SHEET ..........................................4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ...............................5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ...............................6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................7-11

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                                     Assets

Current assets:
     Cash and cash equivalents ...................................  $       217
     Prepaid expenses ............................................        5,154
                                                                    -----------
           Total current assets ..................................        5,371
                                                                    -----------

Property and equipment - net .....................................        4,511
                                                                    -----------

Other assets:
     Website and software development costs - net ................       67,182
     Trademark - net .............................................        3,200
     Licenses and agreements .....................................      875,000
                                                                    -----------
           Total other assets ....................................      945,382
                                                                    -----------

           Total assets ..........................................  $   955,264
                                                                    ===========

                      Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued liabilities ....................  $    92,069
     Due to stockholders .........................................      115,212
                                                                    -----------
           Total current liabilities .............................      207,281

Other liabilities:
     Note payable ................................................      675,000
                                                                    -----------
           Total liabilities .....................................      882,281
                                                                    -----------

Commitments and contingencies

Stockholders' equity
     Common stock - $.001 par value; 50,000,000 shares authorized;
        6,771,566 shares issued and outstanding ..................        6,772
     Additional paid-in-capital ..................................    1,816,043
     Deficit .....................................................   (1,749,832)
                                                                    -----------
           Total stockholders' equity ............................       72,983
                                                                    -----------

           Total liabilities and stockholders' equity ............  $   955,264
                                                                    ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           For The Three
                                                            Months Ended
                                                              March 31,
                                                           -------------
                                                       2004             2003
                                                       ----             ----


Revenues .....................................     $    11,915      $    13,159

Cost of sales ................................          17,419           21,184
                                                   -----------      -----------

         Gross loss ..........................          (5,504)          (8,025)

Operating expenses ...........................          78,834           37,607
                                                   -----------      -----------

         Loss from operations ................         (84,338)         (45,632)

  Other expenses:
    Interest expense .........................          10,000           10,456
                                                   -----------      -----------

         Net loss ............................     $   (94,338)     $   (56,088)
                                                   ===========      ===========

Basic and diluted net loss per share .........     $      (.01)     $      (.01)
                                                   ===========      ===========
Weighted average number of
    common shares outstanding ................       6,771,556        6,536,562
                                                   ===========      ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                CONDENSED CONNSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Three Months
                                                              Ended March 31,
                                                           --------------------
                                                             2004        2003
                                                             ----        ----

Cash flows from operating activities:
     Net cash used in operating activities: ............   $(31,283)   $(34,672)
                                                           --------    --------

Cash flows from investing activities:
     Net cash from investing activities ................          -           -
                                                           --------    --------

Cash flows from financing activities:
     Common stock, issued ..............................          -      50,350
     Due to shareholders, net ..........................     23,485     (15,598)
                                                           --------    --------

     Net cash provided by financing activities .........     23,485      34,752
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents ...     (7,798)         80

Cash and cash equivalents - beginning of period ........      8,015         367
                                                           --------    --------

Cash and cash equivalents - end of period ..............   $    217    $    447
                                                           ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the year for interest ............   $      -    $      -
                                                           ========    ========
     Cash paid during the year for taxes ...............   $      -    $      -
                                                           ========    ========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB/A for the year ended December 31, 2003.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       MERGER (Continued)

       The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At March 31, 2004, current liabilities exceeded current assets by $178,425.

       The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2004, the Company had an accumulated deficit of $1,749,832. The Company also realized net losses of $94,338 and $56,088 for the three months ended March 31, 2004 and 2003, respectively.

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

       STOCK TRANSACTIONS - OUTSTANDING WARRANTS

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       SIGNIFICANT ESTIMATES

       Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of website development costs, accrued liabilities and the useful lives for amortization and depreciation.

       LONG-LIVED ASSETS

       The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future non discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded for the three months ended March 31, 2004 and 2003.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       Financial instruments reported in the Company's consolidated balance sheet consist of cash, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying value of which approximate fair value at March 31, 2004.

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

                                                         For the Three
                                                          Months Ended
                                                            March 31,
                                                         -------------
                                                       2004          2003
                                                       ----          ----

       NUMERATOR FOR BASIC AND DILUTED LPS
          Net loss to common shareholders .......  $   (94,338)  $   (56,088)
                                                   ===========   ===========

       DENOMINATOR FOR BASIC AND DILUTED LPS
          Weighted average shares of common stock
             Outstanding ........................    6,771,566     6,536,562
                                                   ===========   ===========

       LPS - Basic and diluted ..................  $      (.01)  $      (.01)
                                                   ===========   ===========

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. EQUIPMENT

       Equipment at cost consists of:
                                                                 March 31,
                                                                   2004
                                                                 ---------

       Computer software and equipment ...................        $17,263

       Less: accumulated depreciation ....................         12,752
                                                                  -------

            Total ........................................        $ 4,511
                                                                  =======

       Depreciation expense for the three months ended March 31, 2004 and 2003 was $863.


4. INCOME TAXES

       The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

       As of March 31, 2004, the Company has available a federal net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards of approximately $ 1,058,176 to expire during the years 2020 through 2023.

       The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carryforwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

5. CAPITAL STOCK

       The total number of shares of capital stock authorized to be issued by the Company is 50,000,000 shares of Common Stock, $.001 par value. Each share of capital stock entitles the holder thereof to one vote at each meeting of the stockholders of the Company.


6. LEGAL PROCEEDINGS

       From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is party of or to which any of their property is subject.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES

       During the period of January 1, 2004 through March 29, 2004, the Company has signed Reseller and/or Member Provider Agreements the ("Agreements") with various individuals or companies. These agreements allow companies to become Resellers and/or Member Providers of licenses of the MediaNet portals, BSP Revards and other products and services offered by the Company.

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

       The Company previously occupied office space located in Boca Raton, Florida, which lease expired February 29, 2004.

       On February 1, 2004, the Company moved into new corporate offices located at 5100 W. Copans Road, Suite 710, Margate, Florida 33063. The offices encompass approximately 1760 sq. ft., and rent for the offices commenced on March 1, 2004. The lease for the office is with American Holding Corp., which is not affiliated with the Company or its officers, directors or principal shareholders. The term of the lease is as follows:
       $2,053.33 per month for the first twelve months, $2,114.93 per month for the following twelve months, and $2,178.38 per month for the last twelve months.

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

On March 31, 2003 we completed the acquisition of all of the issued and outstanding shares of ShutterPort, Inc., a Florida corporation, in a share exchange transaction. The former stockholders of ShutterPort acquired a majority of our issued and outstanding common stock as a result of completion of the share exchange transaction. Although the result of the share exchange transaction was that ShutterPort became our wholly-owned subsidiary, the transaction was accounted for as a recapitalization of ShutterPort, whereby ShutterPort was deemed to be the accounting acquirer and was deemed to have adopted our capital structure. Therefore, in our audited financial statements for the year ended December 31, 2003, which are included in this Prospectus, the financial information for periods prior to March 31, 2003 is that of ShutterPort alone, and the financial information as of December 31, 2003, and for periods after March 31, 2003, is that of Clamshell and ShutterPort consolidated.

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

We have been developing the BSP Rewards program during 2003. The development and beta testing of this program was completed in December 2003, and initial operations commenced in January 2004. These consisted primarily of a sale program offering the BSP Rewards program application to companies, organizations, and retail merchants, including both merchants with physical store locations. To date, no significant revenues have been generated.

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

As of March 31, 2004, we had cash on hand of approximately $217, but we are operating on a cash flow deficit of approximately $10,000 to $12,500 per month. For the quarter ended March 31, 2003, we had gross revenues from operations of $13,159, and a net loss of $56,088. For the quarter ended March 31, 2004, we had gross revenues from operations of $11,915, and a net loss of $94,338.

During the quarter ended March 31, 2003, net cash used in operations was $34,672, and during the quarter ended March 31, 2004, net cash used in operations was $31,283. We currently maintain a low overhead of approximately $20,000 per month primarily by paying minimal remuneration to management, hiring consultants as needed and by maintaining operating expenses at a low level. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through debt and equity transactions with management. As a result, as of March 31, 2004, we had outstanding loans from stockholders totaling approximately $115,212, which consists of two short term notes in the amounts of $80,612 and $34,600. Each note bears an annual interest rate of 6.750%, payable monthly. The maturity dates of these notes is January 1, 2005, and the notes will become non-interest bearing if fully repaid by March 1, 2005. Any outstanding balances after March 1, 2005, will bear an annual interest rate of 6%. Upon mutual agreement between the stockholders and the Company, these notes are convertible on a quarterly basis, into restricted common shares valued at $1.65 per share.

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

The Company completed the initial development and beta testing of its BSP program at the end of December 2003. Subsequently the Company has signed Reseller and/or Member Provider Agreements with 21 individuals or companies to sell for the Company on a straight commission basis. Additionally the Company has signed their first 3 Private Branded Merchant Agreements with a web-based retailer who will give and redeem BSP Rewards and place their customers into the program as members. The Company believes it will begin to receive limited revenues from these sales during the 2nd quarter of 2004.

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

                                          MEDIANET GROUP TECHNOLOGIES, INC.
                                          (formerly CLAMSHELL ENTERPRISES, INC.)


Date: May 20, 2004                        By: /S/  MARTIN BERNS
                                          Martin Berns
                                          President and Chief Executive Officer


Date: May 20, 2004                        By: /S/  IVAN BIAL
                                          Ivan Bial
                                          Director, Secretary and
                                          Principle Financial Officer