Form 10KSB/A
period 2002-12-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2004-08-09
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Transitional Small Business Disclosure Format (Check one): Yes ___ No X

EXPLANATORY NOTE

We are filing this amended report on Form 10KSB/A for the sole purpose of including the certifications required by Section 906 of the Sarbanes-Oxley Act. Such certifications, signed by our Chief Executive Officer and Chief Financial officer, are attached to this report as Exhibits 32.1 and 32.2.

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

I N D E X

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

/s/Livingston Wachtell & Co., LLP
New York, New York

January 27, 2003

CLAMSHELL ENTERPRISES, INC.
BALANCE SHEETS

December 31,
2 0 0 2	2 0 0 1

Assets

Current assets
Cash	$ 23	$ 7,740
Due from related party	4,210	-

Total assets	$ 4,233	$ 7,740

Liabilities and Stockholders' Deficiency

Current liabilities
Accrued expenses	$ 6,100	$ 3,940
Due to stockholders	6,503	1,733

Total liabilities	12,603	5,673

Stockholders' deficiency
Preferred stock - $.01 par value 5,000,000 shares authorized, 0 - shares issued and outstanding	-	-
Common Stock - $ .001 par value, authorized 50,000,000 shares, shares issued and outstanding; 3,585,900 - 2002; 2,949,800 - 2001	3,586	2,950
Additional paid-in capital	18,887	13,788
Deficit	(30,843)	(14,671)

Total stockholders' (deficiency) equity	(8,370)	2,067

Total liabilities and stockholders' (deficiency) equity	$ 4,233	$7,740

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

31.1         Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2        Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31 2002.

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

Date: August 9, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

CLAMSHELL ENTERPRISES, INC.

By: /S/ MARTIN BERNS
Martin Berns, President and Chief Executive Officer

Date: August 9, 2004

By: /S/ IVAN BIAL
Ivan Bial, Director and Principal Financial Officer

Date: August 9, 2004