Form 10QSB
period 2004-06-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2004-08-12
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2004
                                            -------------

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

At June 30, 2004, the following shares were outstanding: 7,521,566

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                        MEDIANET GROUP TECHNOLOGIES, INC.


                                   FORM 10-QSB
                           Quarter Ended June 30, 2004

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements.............................................3

              Condensed Consolidated Balance Sheet
              June 30, 2004 (Unaudited)........................................4

              Condensed Consolidated Statements of Operations (Unaudited)
              For the Three and Six Months Ended June 30, 2004 and 2003........5

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended June 30, 2004 and 2003..................6

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


     Item 3 - Default upon Senior Securities..................................16


     Item 4 - Submission of Matters to a Vote of Security Holders.............16


     Item 6 - Exhibits and Reports on Form 8-K................................16


Signatures....................................................................17

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a) The unaudited financial statements of registrant for the six months ended June 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                        MEDIANET GROUP TECHNOLOGIES, INC.


                              FINANCIAL STATEMENTS


                           Quarter Ended June 30, 2004


                                    I N D E X



CONDENSED CONSOLIDATED BALANCE SHEET ..........................................4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ...............................5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ...............................6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................7-11

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS
Current assets:
     Cash and cash equivalents .................................    $     1,188
     Accounts receivable - net .................................         19,750
     Prepaid expenses ..........................................          5,154
                                                                    -----------

           Total current assets ................................         26,092
                                                                    -----------

Property and equipment - net ...................................          3,648
                                                                    -----------

Other assets:
     Website and software development costs - net ..............         55,909
     Trademark - net ...........................................          2,800
     Licenses and agreements ...................................        875,000
                                                                    -----------

           Total other assets ..................................        933,709
                                                                    -----------

           Total assets ........................................    $   963,449
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued liabilities ..................    $   105,921
     Due to stockholders .......................................        119,357
                                                                    -----------

           Total current liabilities ...........................        225,278

Other liabilities:
     Due to stockholders .......................................         30,857
                                                                    -----------

           Total liabilities ...................................        256,135
                                                                    -----------
Commitments and contingencies

Stockholders' equity
     Common stock - $.001 par value;
         50,000,000 shares authorized;
         7,521,566 shares issued and outstanding ...............          7,522
     Additional paid-in-capital ................................      2,517,192
     Deficit ...................................................     (1,817,400)
                                                                    -----------

           Total stockholders' equity ..........................        707,314
                                                                    -----------

           Total liabilities and stockholders' equity ..........    $   963,449
                                                                    ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Three                   For The Six
                                   Months Ended                Months Ended
                                     June 30,                    June 30,
                                     --------                    -------
                                 2004         2003          2004         2003
                                 ----         ----          ----         ----

Revenues ..................  $   38,186   $   12,731    $   50,101   $   25,890

Cost of sales .............      13,035       21,005        30,454       42,189
                             ----------   ----------    ----------   ----------

     Gross income (loss) ..      25,151       (8,274)       19,647      (16,299)

Operating expenses ........      72,717       35,248       151,553       72,855
                             ----------   ----------    ----------   ----------

     Loss from operations .     (47,566)     (43,522)     (131,906)     (89,154)

Other expenses:
  Interest expense ........      20,000       10,000        30,000       20,456
                             ----------   ----------    ----------   ----------

         Net loss .........  $  (67,566)  $  (53,522)   $ (161,906)  $ (109,610)
                             ==========   ==========    ==========   ==========

Basic and diluted net loss
  per share ...............  $     (.01)  $     (.01)   $     (.02)  $     (.02)
                             ==========   ==========    ==========   ==========

Weighted average number of
  common shares outstanding   7,521,566    6,539,064     6,775,687    6,539,064
                             ==========   ==========    ==========   ==========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            For the Six Months
                                                               Ended June 30,
                                                            ------------------
                                                              2004       2003
                                                              ----       ----
Cash flows from operating activities:
     Net cash used in operating activities: .............  $ (72,369)  $(52,926)
                                                           ---------   --------

Cash flows from financing activities:
     Proceed from issuance of common stock ..............          -     68,850
     Due to shareholders, net ...........................     65,542    (14,309)
                                                           ---------   --------

     Net cash provided by financing activities ..........     65,542     54,541
                                                           ---------   --------

Net increase (decrease) in cash and cash equivalents ....     (6,827)     1,615

Cash and cash equivalents - beginning of period .........      8,015        367
                                                           ---------   --------

Cash and cash equivalents - end of period ...............  $   1,188   $  1,982
                                                           =========   ========


Noncash disclosure:
     Conversion of debt to equity .......................  $ 695,000   $      -
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB/A for the year ended December 31, 2003.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       MERGER (Continued)

       The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At June 30, 2004, current liabilities exceeded current assets by $199,186.

       The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2004, the Company had an accumulated deficit of $1,817,400. The Company also realized net losses of $161,906 and $109,610 for the six months ended June 30, 2004 and 2003, respectively.

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

       LONG-LIVED ASSETS

       The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future non discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded for the six months ended June 30, 2004 and 2003.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying value of which approximate fair value at June 30, 2004.

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

                                                     For the Six
                                                     Months Ended
                                                       June 30,
                                                     ------------
                                                  2004          2003
                                                  ----          ----

       NUMERATOR FOR BASIC AND DILUTED LPS
          Net loss to common shareholders ..  $  (161,906)  $  (109,610)
                                              ===========   ===========

       DENOMINATOR FOR BASIC AND DILUTED LPS
          Weighted average shares of common
            stock outstanding ..............    6,775,687     6,539,064
                                              ===========   ===========

       LPS - Basic and diluted .............  $      (.02)  $      (.02)
                                              ===========   ===========

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. EQUIPMENT

       Equipment, at cost, consists of at June 30, 2004:

          Computer software and equipment ....................    $17,263

          Less: accumulated depreciation .....................     13,615
                                                                  -------

               Total .........................................    $ 3,648
                                                                  =======

       Depreciation expense for the six months ended June 30, 2004 and 2003 was $1,726.

4. INCOME TAXES

       The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

       As of June 30, 2004, the Company has available a federal net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards of approximately $ 1,817,000 to expire during the years 2020 through 2025.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


7. COMMITMENTS AND CONTINGENCIES

       During the period of January 1, 2004 through June 30, 2004, the Company has signed Reseller and/or Member Provider Agreements the ("Agreements") with various individuals or companies. These agreements allow companies to become Resellers and/or Member Providers of licenses of the MediaNet portals, BSP Rewards and other products and services offered by the Company.

       The terms of these agreements are generally 1 year from the effective date, and can be renewed for successive 1 year periods after the initial 1 year term, if agreed by both parties in writing within 30 days of license expiration. Either party may terminate the "AGREEMENT" on 60 days written notice during a renewed term. Compensation to the resellers should be made within 30 days of receipt of cleared funds.

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

8. CONVERSION OF NOTE PAYABLE

       On June 30, 2004, the principal amount of the $675,000 note payable ("Note"), plus the accrued, unpaid interest through June 30, 2004 amounting to $20,000, was converted to 750,000 shares of the Company's common stock.

9. SUBSEQUENT EVENTS

       On July 31, 2004, Martin Berns, the Company's President and CEO, converted $103,750 of current debt and $20,000 of accrued salary owed to him by the Company, for an aggregate amount of $123,750, in exchange for 75,000 restricted shares of the Company's shares of common stock at a per share price of $1.65. The $1.65 per share price for the conversion of debt owed to Martin Berns is consistent with the proposed maximum offering price per share in the Company's Form SB-2 Registration Statement and related amendments (SEC File No. 333-105792) as filed with the U.S. Securities and Exchange Commission.

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

As of June 30, 2004, we had cash on hand of approximately $1,188, but we are operating on a cash flow deficit of approximately $10,000 to $12,500 per month. For the quarter ended June 30, 2003, we had gross revenues from operations of $12,731, and a net loss of $53,522. For the quarter ended June 30, 2004, we had gross revenues from operations of $38,186, and a net loss of $67,566.

During the quarter ended June 30, 2003, net cash used in operations was $52,926, and during the quarter ended June 30, 2004, net cash used in operations was $72,369. We currently maintain a low overhead of approximately $20,000 per month primarily by paying minimal remuneration to management, hiring consultants as needed and by maintaining operating expenses at a low level. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through debt and equity transactions with management. As a result, as of June 30, 2004, we had outstanding loans from stockholders totaling approximately $119,357, which consists of two short term notes in the amounts of $84,757 and $34,600. Each note bears an annual interest rate of 6.750%, payable monthly. The maturity dates of these notes is January 1, 2005, and the notes will become non-interest bearing if fully repaid by March 1, 2005. Any outstanding balances after March 1, 2005, will bear an annual interest rate of 6%. Upon mutual agreement between the stockholders and the Company, these notes are convertible on a quarterly basis, into restricted common shares valued at $1.65 per share.

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

Although we currently expect to incur an overall cash flow deficit from operations of up to $120,000 over the next twelve months, during that time we also expect to gradually decrease our monthly cash flow deficit by maintaining overhead at its current level while increasing our revenues from operations. In order to minimize the cash flow deficit, Martin Berns, CEO, has agreed to continue to defer the salary otherwise payable to him under his employment agreement until January 1, 2005. On October 1, 2003, he also entered into an agreement with the Company contractually binding himself to fund the potential cash flow deficit over the succeeding 12 months, by advancing a maximum of an additional $120,000, as necessary to fund the operating deficit. Since October 1, 2003, he has advanced a total of approximately $30,857 pursuant to this commitment. Any such advances shall be treated as non-interest bearing loans if repaid on or before March 1, 2005. Thereafter, any unpaid balance will bear interest at the rate of 6% per annum until paid in full. Upon mutual agreement with Company, Mr. Berns also has the right to convert his advances into shares of Company common stock at a price of $1.65 per share.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On June 30, 2004, the principal amount of the $675,000 note payable ("Note"), plus the accrued, unpaid interest through June 30, 2004 amounting to $20,000, was converted to 750,000 shares of the Company's common stock.

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

                                          MEDIANET GROUP TECHNOLOGIES, INC.


Date: August 12, 2004                     By: /S/  MARTIN BERNS
                                          Martin Berns
                                          President and Chief Executive Officer


Date: August 12, 2004                     By: /S/  IVAN BIAL
                                          Ivan Bial
                                          Director, Secretary and
                                          Principle Financial Officer