Form 10QSB
period 2004-09-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2004-11-15
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2004
                                            ------------------

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


                         Commission File Number: 0-32307
                                                 -------

                        MEDIANET GROUP TECHNOLOGIES, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)



                NEVADA                                    13-4067623
                ------                                    ----------
     (State or other jurisdiction                        (IRS Employer
   of incorporationor organization)                   Identification No.)


                5100 W. COPANS ROAD, SUITE 710, MARGATE, FL 33063
                -------------------------------------------------
                    (Address of principal Executive offices)


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

At September 30, 2004, the following shares were outstanding: 7,626,566

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                        MEDIANET GROUP TECHNOLOGIES, INC.


                                   FORM 10-QSB
                        Quarter Ended September 30, 2004

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements.............................................3

              Condensed Consolidated Balance Sheet
              September 30, 2004 (Unaudited)...................................4

              Condensed Consolidated Statements of Operations (Unaudited)
              For the Three and Nine Months Ended September 30, 2004 and 2003..5

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2004 and 2003............6

              Notes to Condensed Consolidated Financial Statements.............7


     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................12


     Item 3 - Controls and Procedures.........................................15


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings...............................................16


     Item 2 - Changes in Securities and use of Proceeds.......................16


     Item 3 - Default upon Senior Securities..................................16


     Item 4 - Submission of Matters to a Vote of Security Holders.............16


     Item 5 - Other Information ..............................................16


     Item 6 - Exhibits and Reports on Form 8-K................................16


Signatures....................................................................17

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a) The unaudited financial statements of registrant for the nine months ended September 30, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                        MEDIANET GROUP TECHNOLOGIES, INC.


                              FINANCIAL STATEMENTS


                        Quarter Ended September 30, 2004


                                    I N D E X



CONDENSED CONSOLIDATED BALANCE SHEET ..........................................4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ...............................5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ...............................6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................7-11

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS
Current assets:
  Cash and cash equivalents ...................................     $       750
  Accounts receivable - net ...................................           8,646
  Prepaid expenses ............................................          10,135
                                                                    -----------

          Total current assets ................................          19,531
                                                                    -----------

Property and equipment - net ..................................           2,785
                                                                    -----------

Other assets:
  Website and software development costs - net ................          44,636
  Trademark - net .............................................           2,400
  Licenses and agreements .....................................         875,000
                                                                    -----------

          Total other assets ..................................         922,036
                                                                    -----------

          Total assets ........................................     $   944,352
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities ....................     $    89,605
  Due to stockholders .........................................          25,600
                                                                    -----------

          Total current liabilities ...........................         115,205
                                                                    -----------

Other liabilities:
  Due to stockholders .........................................           7,554
                                                                    -----------

          Total liabilities ...................................         122,759
                                                                    -----------

Commitments and contingencies

Stockholders' equity
  Common stock - $.001 par value, 50,000,000 shares authorized;
    7,626,566 shares issued and outstanding ...................           7,627
  Additional paid-in-capital ..................................       2,685,837
  Deficit .....................................................      (1,871,871)
                                                                    -----------

          Total stockholders' equity ..........................         821,593
                                                                    -----------

          Total liabilities and stockholders' equity ..........     $   944,352
                                                                    ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                   For the Three             For the Nine
                                   Months Ended              Months Ended
                                   September 30,             September 30,
                                   -------------             -------------
                                 2004         2003         2004         2003
                                 ----         ----         ----         ----

Revenues ...................  $   32,896   $   17,360   $   82,286   $   43,250

Cost of sales ..............      13,924       28,078       44,378       70,267
                              ----------   ----------   ----------   ----------

     Gross income (loss) ...      18,972      (10,718)      37,908      (27,017)

Operating expenses .........      73,757       41,068      224,285      113,923
                              ----------   ----------   ----------   ----------

     Loss from operations ..     (54,785)     (51,786)    (186,377)    (140,940)

Other expenses:

  Interest expense .........           -       10,000       30,000       30,456
                              ----------   ----------   ----------   ----------

     Net loss ..............  $  (54,785)  $  (61,786)  $ (216,377)  $ (171,396)
                              ==========   ==========   ==========   ==========

Basic and diluted net loss
  per share ................  $    (0.01)  $    (0.01)  $    (0.03)  $    (0.03)
                              ==========   ==========   ==========   ==========

Weighted average number of
  common shares outstanding.   7,571,294    6,696,566    7,040,088    6,696,566
                              ==========   ==========   ==========   ==========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Nine Months
                                                           Ended September 30,
                                                           -------------------
                                                             2004        2003
                                                             ----        ----
Cash flows from operating activities:
  Net cash used in operating activities ................  $(178,148)  $ (60,091)
                                                          ---------   ---------

Cash flows from investing activities:
  Net cash from investing activities ...................          -           -
                                                          ---------   ---------

Cash flows from financing activities:
  Proceed from issuance of common stock ................    195,649     123,750
  Due to shareholders, net .............................    (24,766)    (63,316)
                                                          ---------   ---------

  Net cash provided by financing activities ............    170,883      60,434
                                                          ---------   ---------

Net increase (decrease) in cash and cash equivalents ...  $  (7,265)  $     343

Cash and cash equivalents - beginning of period ........      8,015       1,981
                                                          ---------   ---------

Cash and cash equivalents - end of period ..............  $     750   $   2,324
                                                          =========   =========

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest ...............  $       -   $       -
                                                          =========   =========
  Cash paid during the year for taxes ..................  $       -   $       -
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB/A for the year ended December 31, 2003.

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

       On September 13, 2004 Shutterport changed its name to BSP Rewards, Inc.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       MERGER (Continued)

       The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At September 30, 2004, current liabilities exceeded current assets by $95,674.

       The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2004, the Company had an accumulated deficit of $1,871,871. The Company also realized net losses of $216,377 and $171,396 for the nine months ended September 30, 2004 and 2003, respectively.

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

       LONG-LIVED ASSETS

       The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded for the nine months ended September 30, 2004 and 2003.

       FAIR VALUE OF FINANCIAL INSTRUMENTS

       Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying value of which approximate fair value at September 30, 2004.

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

                                                     For the Nine
                                                     Months Ended
                                                     September 30,
                                                     ------------
                                                  2004          2003
                                                  ----          ----

       NUMERATOR FOR BASIC AND DILUTED LPS
          Net loss to common shareholders ..  $  (216,377)  $  (171,396)
                                              ===========   ===========

       DENOMINATOR FOR BASIC AND DILUTED LPS
          Weighted average shares of common
            stock outstanding ..............    7,040,088     6,696,566
                                              ===========   ===========

       LPS - Basic and diluted .............  $      (.03)  $      (.03)
                                              ===========   ===========

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. EQUIPMENT

       Equipment, at cost, consists of the following at September 30, 2004:

          Computer software and equipment ....................    $17,263
          Less: accumulated depreciation .....................     14,478
                                                                  -------
               Total .........................................    $ 2,785
                                                                  =======

       Depreciation expense for the nine months ended September 30, 2004 and 2003 was $2,589.

4. INCOME TAXES

       The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

       As of September 30, 2004, the Company has available federal net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards of approximately $1,817,000 will expire during the years 2020 through 2025.

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

7. COMMITMENTS AND CONTINGENCIES

       During the period of January 1, 2004 through September 30, 2004, the Company has signed Reseller and/or Member Provider Agreements the ("Agreements") with various individuals or companies. These agreements allow companies to become Resellers and/or Member Providers of licenses of the MediaNet portals, BSP Rewards and other products and services offered by the Company.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. COMMITMENTS AND CONTINGENCIES (Continued)

       The Company has signed a Rights Acquisition Agreement with Good Times Entertainment granting them a license to manufacture and distribute 40 of the Howdy Doody episodes to retailers and on the internet. The agreement has a term of five years, which commenced on September 25, 2003.

       The Company has also signed a Licensing Agreement with Madacy Entertainment for certain episodes of its Howdy Doody library. The agreement has a term of five years, which commenced on December 1, 2003. The Agreement grants a license to Madacy Entertainment for 25 episodes to be produced as a DVD box set.

8. REVENUE RECOGNITION

       There has been no revenue recognition during the period January 1, 2004 through September 30, 2004 from the asset captioned "Licensing and agreements", which totaled $875,000. The revenue from the 130 Howdy Doody episodes will be recognized in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films.

9. RECENT DEVELOPMENTS

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

       On September 30, 2004, Martin Berns, the Company's President and CEO, converted $35,000 of current debt and $10,000 of accrued salary owed to him by the Company, for an aggregate amount of $45,000, in exchange for 30,000 restricted shares of the Company's shares of common stock at a per share price of $1.50. The $1.50 per share price for the conversion of debt owed to Martin Berns is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on September 30, 2004.

10. SUBSEQUENT EVENTS

       On October 29, 2004 the Company authorized the establishment of an employee stock option program for key personnel of the Company. The Company authorized 350,000 shares to be granted during the next five years, the share price will be set at the time of each granting.

       On October 29, 2004 the Company reduced the exercise price of warrants previously granted to Mid-Continental Securities from $1.50 per share to $1.00 per share. The Company reduced the price for economic reasons to raise additional capital. The bid price of the Company shares on October 29, 2004 was fifty one cents ($0.51) per share.

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

On September 13, 2004 Shutterport changed its name to BSP Rewards, Inc.

All of our current operations are carried on through BSP Rewards, Inc. ("BSP Rewards") and its operating divisions. We anticipate that all planned future operations will also be carried on through BSP Rewards and its operating divisions.

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

As of September 30, 2004, we had cash on hand of approximately $750, but we are operating on a cash flow deficit of approximately $10,000 to $12,500 per month. For the quarter ended September 30, 2003, we had gross revenues from operations of $17,360, and a net loss of $61,786. For the quarter ended September 30, 2004, we had gross revenues from operations of $32,896, and a net loss of $54,785.

During the quarter ended September 30, 2003, net cash used in operations was $60,091, and during the quarter ended September 30, 2004, net cash used in operations was $178,148. We currently maintain a low overhead of approximately $20,000 per month primarily by paying minimal remuneration to management, hiring consultants as needed and by maintaining operating expenses at a low level. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through debt and equity transactions with management. As a result, as of September 30, 2004, we had outstanding loans from stockholders totaling approximately $25,600, which consists of two short term notes in the amounts of $20,600 and $5,000. Each note bears an annual interest rate of 6.750%, payable monthly. The maturity dates of these notes is January 1, 2005, and the notes will become non-interest bearing if fully repaid by March 1, 2005. Any outstanding balances after March 1, 2005, will bear an annual interest rate of 6%. Upon mutual agreement between the stockholders and the Company, these notes are convertible on a quarterly basis, into restricted common shares valued at $1.65 per share.

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

On September 30, 2004, the Board of Directors of MediaNet Group Technologies, Inc. (the "Company") elected James Dyas to serve on its Board of Directors. Mr. Dyas will also serves as Chairman of the Company's Audit Committee. Additionally, the Company has engaged Mr. Dyas as Chief Financial Officer and Principal Financial Officer through an independent contractor arrangement.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On October 29, 2004 the Company authorized the establishment of an employee stock option program for key personnel of the Company. The Company authorized 350,000 shares to be granted during the next five years, the share price will be set at the time of each granting.

         On October 29, 2004 the Company reduced the exercise price of warrants previously granted to Mid-Continental Securities from $1.50 per share to $1.00 per share. The Company reduced the price for economic reasons to raise additional capital. The bid price of the Company shares on October 29, 2004 was fifty one cents ($0.51) per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
    32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
    32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports On Form 8-K

    o On September 2, 2004, the Company filed a Form 8-K dated September 1, 2004 reporting under ITEM 8.01 OTHER EVENTS, stating the Company was notified by TR Winston & Company, LLP ("TR Winston"), a member of the National Association of Securities Dealers ("NASD"), that it had received a letter from the NASD confirming that on September 1, 2004, the NASD has cleared TR Winston's request for an unpriced quotation on the OTC Bulletin Board and Pink Sheets LLC for MediaNet's Common Stock.

    o On September 8, 2004, the Company filed a Form 8-K dated September 8, 2004 reporting under ITEM 4.01 CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT, stating that the Company had accepted the resignation of its Certifying Accountants, Livingston, Wachtell & Co., LLP and that the Company had engaged the services of Child, Sullivan & Company Certified Public Accountants.

    o On September 30, 2004, the Company filed a Form 8-K dated September 30, 2004 reporting under ITEM 5.02 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS, stating that the Company's Board of Directors had elected James Dyas to serve on its Board of Directors and Chairman of the Company's Audit Committee, and that the Company has engaged Mr. Dyas as Chief Financial Officer and Principal Financial Officer.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDIANET GROUP TECHNOLOGIES, INC.


Date: November 15, 2004                   By: /s/  Martin Berns
                                          Martin Berns
                                          President and Chief Executive Officer


Date: November 15, 2004                   By: /s/ James Dyas
                                          James Dyas
                                          Chief Financial Officer