Form 10KSB
period 2004-12-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2005-03-31
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended DECEMBER 31, 2004
                                             -----------------


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the transition period from ______ to _____.


                         Commission File Number 0-32307
                                                -------


                        MEDIANET GROUP TECHNOLOGIES, INC.
                        ---------------------------------
                     (Name of small business in its charter)


                    NEVADA                           13-4067623
                   --------                         --------------
         (State or other jurisdiction              (I.R.S. Employer
               of incorporation)                  Identification No.)


                5100 W. COPANS ROAD, SUITE 710, MARGATE, FL 33063
                -------------------------------------------------
                (Address of principal executive office)(Zip Code)


                     Issuer's telephone number 954-974-5818
                                               ------------


              Securities registered under Section 12(b) of the Act:

                                       N/A


              Securities registered under Section 12(g) of the Act:

                         COMMON STOCK, $0 .001 PAR VALUE
                ------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         State issuer's revenues for its most recent fiscal year. $ 112,062
                                                                  ---------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of March 28, 2005 was approximately $2,832,013.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   AS OF MARCH 28, 2005, THE COMPANY HAD 7,885,112 COMMON SHARES OUTSTANDING.



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

                               Yes ___;  No _X_

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

         Certain statements in this Form 10-KSB which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects, "and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors, including those described in this Form 10-KSB under the heading "Risk Factors". These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward- looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

         On February 3, 2003, we had a change of control as the first step in the business acquisition process. Shutterport, Inc. (now BSP Rewards, Inc.), a Florida corporation, purchased 3,331,000 (or approximately 93%) of our issued and outstanding shares, from five of our major shareholders. The 3,331,000 shares were purchased for approximately $35,000. Additional information regarding Shutterport (now BSP Rewards, Inc.) and the development of its business is set forth below (See "Development of Business).

         On March 31, 2003, we completed the business acquisition process by acquiring all of the issued and outstanding common stock of Shutterport, Inc. (now BSP Rewards, Inc.) in a share exchange transaction. We issued 5,926,662 shares of our common stock in the share exchange transaction in which Shutterport's shareholders received one of our shares for each share of Shutterport stock which they owned. In addition, the 3,331,000 of the shares which Shutterport purchased on January 31, 2003, were surrendered for cancellation. As a result of the share exchange transaction, Shutterport, Inc. (now BSP Rewards, Inc.) became our wholly-owned subsidiary.

         The former stockholders of Shutterport, Inc. (now BSP Rewards, Inc.) acquired a majority of our issued and outstanding common stock as a result of completion of the share exchange transaction. Therefore, although Shutterport became our wholly-owned subsidiary, the transaction was accounted for as a recapitalization of Shutterport, whereby Shutterport, is deemed to be the accounting acquirer and is deemed to have adopted our capital structure.

         On September 13, 2004 Shutterport, Inc. changed its name to BSP Rewards, Inc.

DEVELOPMENT OF BUSINESS

         Our business operations are carried on through BSP Rewards, Inc. ("BSP") and Memory Lane Syndication, Inc. ("Memory Lane"), our wholly-owned subsidiaries. Therefore the following description of our business is a description of the business activities which are currently carried on, or are expected to be carried on in the future, through BSP and Memory Lane.

BSP REWARDS, INC. (FORMERLY SHUTTERPORT, INC.)

         BSP Rewards, Inc. (formerly Shutterport, Inc.) was incorporated in Florida in January of 2000 as Eshutterbug.com, Inc., and changed its name to Shutterport, Inc., on March 23, 2001. Prior to completion of the share exchange transaction with us, Shutterport engaged in limited business operations related to the development of various aspects of our business. In October, 2000, Shutterport launched a web site and internet portal containing information and features designed to be of interest to persons in the images and photography industries. The work which Shutterport did to maintain and develop this web site led to the development of the Brand-A-Port software application which, as described below, is a replication application we now use in our business of building and hosting web sites for business customers. During 2002 and 2003, Shutterport sold a limited number of web sites using the Brand-A-Port replication application which we are continuing to market. Between August, 2001 and November, 2002, Shutterport also developed the BSP Rewards program which is part of our business. Shutterport initiated testing of this program in January, 2003, and, as described below, it is now functional and operational although not complete and it currently has only limited participation. Finally, in January, 2003, Shutterport completed the acquisition of the 130 color episodes of the Howdy Doody television show which we are now beginning to market for television and radio syndication and for video sales. On September 13, 2004 Shutterport, Inc. changed its name to BSP Rewards, Inc.

MEMORY LANE SYNDICATION, INC.

         On January 14, 2005 Memory Lane Syndication, Inc. was incorporated in Florida as a wholly owned subsidiary of the Company and operates the marketing, licensing and distribution of its intellectual property. Previously the Company had "Memory Lane Syndication" as a dba.

CURRENT AND FUTURE OPERATIONS

BSP REWARDS

         The BSP Rewards component of our business is a loyalty and rewards program designed as a shopping service through which members receive rebates (rewards) on purchases of products and services from participating merchants. These rewards act as a common currency that may be accumulated and used at any time to make additional purchases from any participating merchant in the program.

         The BSP Rewards program is presently exclusively a web based program, but in the future it may be expanded to also operate in physical locations. Retail sellers of goods and services who join in the program as participating merchants agree to pay rebates to members who purchase goods and services through the program. We collect all rebates paid by participating merchants and retain a portion as our fee for operating the program. Another portion of the rebate (generally one-half), is designated as a "reward" earned by the member who made the purchase. In certain circumstances, we also pay a portion of the rebate as residual passive income to the organization or company which enrolled the member in the program.

         We have established a separate reserve account in which we hold all amounts designated as accumulated member rewards. Members, merchants and member providers may view reports on-line indicating the total amount of purchases made and of rewards accumulated. At the present time when a member elects to redeem all or any portion of the rewards which he or she has accumulated, the member must purchase certificates on-line that are redeemable at participating merchants or load our virtual card that can be utilized at certain online merchants for redemption. The Company plans to offer a master card stored value card in the future that will allow the reward points to be loaded on the card and spent like cash at participating merchants. The Company would then disburse funds from the reserve account to the participating merchant from which the new purchase has been made.

         Member Providers are companies, organizations and groups that enroll their employees or members in the BSP Rewards program. The program is offered free to member providers who auto-enroll their member base. This program has commenced limited operations, and member provider agreements have been signed with four companies. Member provider agreements provides that the Company will enroll their members for free and/or pay to each member provider a straight commission approximately one to two percent of the rewards earned by the members that the member provider enrolls in the program. A member provider only earns a commission if the members enrolled by the member provider actually earn rewards under the program. In some instances, the Company also pays to member providers a commission of twenty to thirty percent for any internet portals sold by the member provider on behalf of the Company and a commission of up to ten percent for hosting fees paid to the Company by buyers of portals or websites as a result of the activities of the member provider. Three of the companies or associations with whom the Company has entered into member provider agreements are My Life Values, a benefit program for AIG Insurance, Global Cash Card and Wheelchair Foundation. At this time, none of these agreements are material and no revenues have yet to be produced.

         We have also signed Branded BSP Rewards Merchant Agreements with web based merchants such as Emson USA and Leather Genie who have agreed to pay a rebate equal to 5-10% of the value of each sale, and will also redeem BSP Rewards for membership payments. Additionally the company has signed agreements with Cruise One/Cruise Inc. as a give redeem merchant. The agreements are signed, but will not go into effect until the second quarter of 2005.

         It is our intention to market the BSP Rewards program to larger companies when we have the capital available to do so. Major membership clubs, organizations and companies have the capability of quickly expanding the BSP membership base to their large participating groups which would greatly enhance our potential revenue stream. However, we would require substantial working capital prior to commencing marketing efforts directed at larger organizations as such efforts can be time consuming and costly. BSP Rewards is the Company's primary division with the preponderance of it's efforts directed towards it's expansion and growth.

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

         Clients have the ability to select the number of features and the level of service they desire. The basic portal which we offer at the lowest price level is branded or labeled for the client by including a header and frames within the page which contain the clients name and logo, a limited number of features including photo sharing, stock quotes, weather reports and maps and links to the Brand-A-Port, Pix Jury and Brand-A-Port travel agency. The basic portal does not include any custom pages or provide the client with any ability to modify or add information to the site.

         The mid-level portal which we offer includes the features which are part of the basic portal, but also includes up to ten custom pages as well as a Pix Jury feature and a travel agency feature both of which are branded or labeled with the clients name and logo. The mid-level portal may also include an optional shopping cart feature and an optional back-end administration panel which gives the client the ability to upload and add information to their site at will, and gives the client the right to act as a reseller of our products and services. As a reseller, the client is entitled to market our Brand-A-Port applications and our BSP Rewards to third parties, and receive commissions as a result of any sales made by the client as well as residual income from products purchased through the BSP Rewards program.

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

         Examples of the proprietary features we have developed include our BSP Rewards program (which is described below) and Pix Jury, a photo rating game which acts as a marketing tool and a sticky application (a feature which encourages visitors to a particular web site to stay on that sight or to return to it on a regular basis). The photo rating application allows photographs to be posted on a web site, where visitors have the opportunity to view the photographs and comment on them. The Pix Jury application has the ability to add voice and sound to photos so that people can actually hear the thoughts behind, and a description of, the photo they are looking at - directly from the person who posted it. The visitors also have the ability to send private email wires to members who post photos. Clients can choose photo categories which best suit their company, industry and customer base.


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

         We have been developing and building the Brand-A-Port application model over the past 30 months and during this development stage have sold 35 such portals.

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

         We have on-going marketing efforts directed toward sales of videos to consumers on our www.doodyville.com website. We expect to be able to continue with this type of marketing effort regardless of whether we are able to raise any significant amount of working capital. The suggested retail price for direct sales on the web is between $9.49 and $49.95 for an 86-minute VHS video and DVD box set, respectively.

         We have entered into two licensing agreements relating to Howdy Doody episodes. The first is a Rights Acquisition Agreement with GoodTimes Entertainment granting them a license to manufacture and distribute 40 of the Howdy Doody episodes to retailers and on the internet. GoodTimes Entertainment commenced sales efforts in the last quarter of 2004 and will pay a royalty of ten percent of the net wholesale price on any sales that were made. The Agreement has a term of five years, commencing on September 25, 2003. The Company has the right to terminate the Agreement if it does not receive at least $50,000 in royalties during the first two years of the Agreement. There is no assurance that GoodTimes Entertainment will be successful in selling videos and, accordingly, there is no assurance that we will realize any substantive revenues under the terms of the agreement.

         We have also signed a Licensing Agreement with Madacy Entertainment for certain episodes of the Howdy Doody library. The Agreement grants a license to Madacy Entertainment for 25 episodes to be produced as a DVD box set. The Company will receive a royalty of fifteen percent of the net wholesale price on all sales and began receiving limited revenues during the fourth quarter of 2004. The term of the Agreement is for five years, commencing December 1, 2003. The Company has the right to terminate the Agreement if the Company does not receive at least $50,000 in royalties during the first two years. The company earned approximately $7,000 in royalties in 2004.

         We are also contacting television and radio stations relative to airing the shows on a daily or weekly basis. If the shows are accepted, our compensation may be in the form of money or an exchange for advertising time.

         During our first fiscal quarter 2005, we signed an agreement with COX broadcasting in Orange County, California to broadcast 65 episodes of the Howdy Doody library. Currently, Memory Lane is reviewing the foreign distribution potential for the Howdy Doody Library.

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

         In December 2004, we entered into a partnership agreement with Songs From The Neighborhood to produce, market and distribute entertainment media relating to the late Fred Rogers of Mr. Roger's Neighborhood, tentatively entitled "Songs from the Neighborhood -A Tribute To Mr. Rogers." Production on the CD/DVD has commenced.

PROPERTY AND FACILITIES

         As of December 31, 2003, the Company leased approximately 500 sq. feet of office space in an executive suite of offices that provided conference room, reception area, secretarial and ancillary services at an approximate monthly cost of $2,000. The lease term for these premises expired March 2004.

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

MARKETING AND DISTRIBUTION STRATEGIES

         Our target markets for sales of our BSP Rewards program and the Brand-A-Port product include small, medium and large sized companies and organizations that will be able to utilize our product line. Our target market for reselling our products and services is to companies that already have an existing sales force or ability to act as a mass reseller for us. This potential market also includes Membership Clubs, non-profit organizations, alumni associations, retailers and corporations and their marketing alliance partners and home based business sellers and network marketing companies.

         We market our products and services primarily through third party resellers who are paid on a commission basis. We have signed 17 marketing partner agreements which are non-exclusive and we anticipate that we will sign agreements with additional resellers in the future. The Agreements, which generally have a term of one year with automatic one-year renewals, provide for the payment by the Company of a commission of one to two percent on BSP rewards earned by members that are signed up by the reseller. The Company also pays a commission of twenty to thirty percent for any products and internet portals sold on behalf of the Company and a commission of up to ten percent for hosting fees paid to the Company by buyers of portals or websites as a result of the activities of the marketing partner. In some instances, we also allow clients for whom we have built portals to act as resellers. Our existing reseller agreements are with IMC/Beryl's World, GMS Auditing and Consulting Services, Spirit Incentives, Empire Media, E World Marketing, Marketing Consultants Plus, McAdams Marketing, RewardsPort, Preferred Savings Network, New Benefits, One Source Network LLC, Black Fox International Insurance & Investment, Thomas J. Reynolds and International Direct Response, Inc. As of the date of this report, the marketing agreements have not resulted in any significant revenues.

         Marketing Partners work on a commission basis and, as a result, the Company has no expense or financial commitment except to pay commissions for actual sales. As of the date of this report, the agreements have not resulted in any significant revenues.

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

         We market the Howdy Doody TV show videos and other media products we may acquire in the future through distributors and resellers and through direct response media. We seek to offer the Howdy Doody TV show videos to various TV and radio syndicators who, in turn, would market them to broadcasters to air to the general public. However, this program is in its initial stage and there is no assurance that it will be successful or that we will receive any significant revenues as a result of its implementation.

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

COMPETITION

         Our competition includes web designers, major software manufacturers, established loyalty/rewards companies and existing web portals. Although we are not currently aware of any competitors that offer a brandable Rewards program which also includes all of the features such as our redemption and cross marketing applications, there are many companies which offer Royalty and Rewards programs. We intend to compete on the basis of pricing and speed to market, ease of use and the number of features available in our proprietary BSP Rewards and Brand-A-Port applications.

WEB SITES

         The following is a list of our proprietary websites:

         o www.medianetgroup.com        o www.PixJury.com
         o www.brandaport.com           o www.doodyville.com
         o www.bsprewards.com           o www.memorylanesyndication.com
         o www.Shutterport.com          o www.totalhomeview.com

EMPLOYEES

         Presently, we have 1 employee. The Company has an employment agreement with Martin Berns, President, Chief Executive Officer and Director. The Company has independent contractual arrangements with Ivan Bial, Vice President/Sales and Director, and James Dyas, Chief Financial Officer and Director. The Company also has arrangements with three independent contractors.

RISK FACTORS

WE ARE IN THE DEVELOPMENT STAGE OF OUR BUSINESS AND HAVE A LIMITED OPERATING HISTORY. WE ARE SUBJECT TO ALL THE RISKS ASSOCIATED WITH FORMATION OF A NEW BUSINESS, INCLUDING POSSIBLE FAILURE TO ACHIEVE OR SUSTAIN PROFITABILITY, WHICH WOULD ADVERSELY AFFECT THE VALUE OF THE COMPANY AND THE MARKET VALUE OF OUR OUTSTANDING SHARES.

         BSP Rewards, Inc. and Memory Lane Syndication, Inc., our wholly-owned operating subsidiaries, are development stage entities that recently commenced business. Therefore, there is no meaningful operating history on which to base an evaluation of our proposed business and prospects. We are subject to all of the substantial risks inherent in the commencement of a new business enterprise. New enterprises in the early stage may encounter financial and operational difficulties and intense competition and failure to become profitable. There can be no assurance that we will achieve our business objectives, or that we will produce significant levels of revenues or achieve sustainable profitability. Our prospects must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with a developing business, the development and commercialization of internet websites based on innovative technology, and the high level of competition in the industry in which we operate. Additionally, we will be subject to all the risks incident to a rapidly developing business. Prospective investors should consider the frequency with which relatively newly developed and/or expanding businesses encounter unforeseen expenses, difficulties, complications and delays, as well as such other factors as competition with substantially larger companies.

THERE IS A LIMITED MARKET FOR OUR SHARES

         Resale of our securities may be difficult because there is a limited market for our shares. which may reduce or limit the potential value of our shares.

THE DEVELOPMENT OF OUR BUSINESS WILL BE LIMITED UNLESS WE OBTAIN SUBSTANTIAL WORKING CAPITAL. THIS MAY REDUCE OR LIMIT THE VALUE OF THE COMPANY AND THE POTENTIAL MARKET VALUE OF OUR OUTSTANDING SHARES.

         We require substantial additional working capital to fund our business. Our current operations are not profitable and we do not presently have adequate cash or sources of financing to meet either our short- term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible receipt of up to $458,000 from exercise of an outstanding warrant. We have received $ 42,000 through exercise of a portion of the warrants, but may not receive any proceeds from exercise of the warrant and we may also be unable to locate other sources of capital or may find that capital is not available on terms which are acceptable to us. If the balance of the warrants is not exercised and we are not able to raise additional capital from other sources, we will either be unable to continue operations or we will be required to limit our operations to those which can be financed with the modest capital which is currently available, and we will be required to abandon or significantly curtail any of our expansion plans. In the past, Martin Berns, our President and CEO has made loans to us in order to provide sufficient funds to pay monthly operating expenses. The funds provided by Mr. Berns have allowed us to maintain current operations. However, in order for us to significantly expand our business, we will require substantial additional working capital which is not expected to be provided by management.

OUR SUCCESS IS DEPENDENT ON RETAINING KEY PERSONNEL AND ON HIRING AND RETAINING ADDITIONAL PERSONNEL. WE MAY BE UNABLE TO HIRE AND/OR RETAIN NECESSARY KEY PERSONNEL, WHICH WOULD ADVERSELY AFFECT THE DEVELOPMENT OF OUR BUSINESS AND THE POTENTIAL MARKET VALUE OF OUR OUTSTANDING SHARES.

         Our success will be largely dependent upon the efforts of Mr. Martin Berns, Mr. Ivan Bial, Mr. Joseph Porrello and Mr. Larry Lipman. Mr. Berns has an employment agreement with the Company through December 31, 2008 at an annualized base salary of $52,000 per year, plus normal fringe benefits. Additionally Mr. Berns shall receive from time to time, bonuses as determined by the Board of Directors. Mr. Berns has agreed to defer payment of his salary through March 31, 2005. Any unpaid deferred salary is due and payable on March 31, 2005. Mr. Berns has the option, with the consent of the Company, to convert all or any portion of the deferred salary and loans to Company shares at market value (bid price).

         We do not currently have employment agreements with Larry Lipman or Ivan Bial, and there can be no assurance that such persons will continue their employment with us. However, the Company does have oral agreements with them pursuant to which the Company pays them consulting fees for services they provide to the Company. Mr. Bial receives $300 per week plus a car allowance for consulting services he provides related to sales activities and dealing with potential resellers and others on our behalf. During the year ended December 31, 2004, we paid a total $15,900 of consulting fees to these two individuals.

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

         There are many competitors in the business of marketing and sale of broadcast rights, videos and DVD, many of which are better financed and in a better position to place or sell their intellectual properties. The Howdy Doody videos we own were produced in 1970 and are targeted towards children and parents and grandparents who buy videos for them. The Howdy Doody videos are in competition with both nostalgic and newly produced videos available from major studios and television stations that already have distribution channels. It is extremely difficult to obtain agreements for television and radio syndication and retail sales for these types of products due to the abundance of offerings from a variety of sources and the limited amount of television/radio time slots and retail shelf space available. We have signed two agreements granting rights to manufacture and distribute videos of a portion of our Howdy Doody library to retailers and on the internet in return for payment of a royalty fee based upon sales. There is no assurance that this agreement, or any others we are able to sign, will result in any significant sales or revenues.

THE INTERNET AND ON-LINE COMMERCE INDUSTRY ARE CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE. WE MAY BE UNABLE TO COMPETE SUCCESSFULLY OR TO REMAIN COMPETITIVE UNLESS WE ARE ABLE TO DEVELOP NEW PRODUCTS OR ADOPT EXISTING PRODUCTS TO NEW TECHNOLOGIES, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO REACH OR MAINTAIN PROFITABILITY.

         To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the BSP Rewards application and web site internet portals we market and sell. The Internet and the on-line commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences and frequent product and service introductions. If competitors introduce products and services embodying new technologies or if new industry standards and practices emerge, then our existing web sites, proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

         o both license and/or internally develop leading technologies useful in our business;

         o  enhance our existing services;

         o develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers; and

         o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

         Our stock is quoted on the OTC Bulletin Board under the symbol MEDG. There is a limited market for our shares. Trading in our shares is subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00, except for securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to make a special written determination that the penny stock is a suitable investment for the purchaser and to receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements will have the effect of making it more difficult for an active trading market in our securities.

ITEM 2.  DESCRIPTION OF PROPERTY.

         In January 2004, the Company was located in approximately 500 sq. feet of leased office space in an executive suite of offices that provided conference room, reception area, secretarial and ancillary services at an approximate monthly cost of $2,000. The lease term for these premises expired March 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2004.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our stock is quoted on the OTC Bulletin Board under the symbol MEDG.

         As of December 31, 2004 a total of 7,772,566 shares outstanding. Such securities are currently held of record by a total of approximately 150 persons. We also currently have 458,000 shares which are subject to purchase under an outstanding warrant agreement with Mid-Continental Securities Corp. In December 2004, Mid-Continental Securities Corp. exercised 42,000 warrant shares at $1.00 per share.

         No dividends have been declared or paid on the Company's securities within the past two fiscal years, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         The following table lists all of the securities that were sold by the Company during the fiscal years ended December 31, 2003 and 2004 that were not registered under the Securities Act of 1933 and that have not been previously reported by the Company on the Company's Quarterly Reports on Form 10-QSB.

                                                        Purchase    Aggregate
                                                          Price      Purchase
Name                                Date      Shares    Per Share     Price
----                                ----      ------    ---------     -----
Steve Adelstein ................  1/5/2003     40,000      1.00       40,000
Steve Adelstein ................  1/5/2003    200,000      1.00      200,000
Steve Adelstein ................  1/5/2003    450,000      1.50      675,000
Mid-Continental Securities Corp.  1/5/2003    500,000      1.50      750,000
Edith Silverman ................  1/30/2003    40,000      0.25       10,000
Easter Wallace .................  1/30/2003    10,000      0.25        2,500
Francine Moss ..................  1/30/2003    10,000      0.25        2,500
Gina M. Scialla ................  2/13/2003    40,000      0.25       10,000
Dennis Lane ....................  2/25/2003   100,000      0.25       25,000
Todd Berns .....................  3/1/2003     20,000      0.25        5,000
Mark Anthony ...................  3/1/2003     11,000      0.25        2,750
Bob and Rita Brand JTWROS ......  3/1/2003     10,000      0.25        2,500
Richard Martel .................  3/1/2003      2,500      0.25          625
Tom and Patty Clarkson .........  3/1/2003      5,000      0.25        1,250
James Charles ..................  3/1/2003     10,000      0.25        2,500
Richard Starke .................  3/1/2003     10,000      0.25        2,500
Dominic Pope ...................  3/1/2003     10,000      0.25        2,500
Gerald F. Van Fleet ............  3/1/2003      5,000      0.25        1,250
Thomas J. Walsh ................  3/1/2003      4,000      0.25        1,000
Kevin Hacker ...................  3/1/2003      4,000      0.25        1,000
Col Shelley Lea Bennett ........  3/1/2003      6,000      0.25        1,500
Tom Hill .......................  3/1/2003      2,500      0.25          625
Larry Lipman ...................  3/6/2003     20,000      0.25        5,000
William Strauss ................  3/11/2003    20,000      0.25        5,000
Gus Guilbert, Jr ...............  3/12/2003    20,000      0.25        5,000
Peter J. and Lisa Luthringer,
  JT. TEN ......................  4/16/2003     5,000      0.25        1,250
Jill Trotter ...................  4/16/2003    20,000      0.25        5,000
Dominick & Jeanette Pioppi .....  4/16/2003    10,000      0.25        2,500
Joseph & Florence Pioppi .......  4/16/2003    10,000      0.25        2,500
Cosmo A. Palmieri ..............  4/16/2003    10,000      0.25        2,500
Joseph H. and Sandre Dowling,
  JT. TEN ......................  4/16/2003    10,000      0.25        2,500
Stephen Bushansky ..............  4/16/2003     5,000      0.25        1,250
Jack Drury .....................  4/18/2003    10,000      0.25        2,500
Martin Berns ...................  9/30/2003    75,000      1.65      123,750
Martin Berns ...................  12/31/2003   75,000      1.65      123,750

Steve Adelstein ................  6/30/2004   750,000      0.90      675,000 (1)
Martin Berns ...................  7/31/2004    75,000      1.65      123,750 (2)
Martin Berns ...................  9/30/2004    30,000      1.50       45,000 (2)
Mark Anthony ...................  10/28/2004   56,000      0.25       14,000 (3)
Joseph Pioppi ..................  10/28/2004   10,000      0.25        2,500 (4)
Shawn & Kimberly Witmer ........  10/28/2004    8,000      0.25        2,000 (4)
James Yagielo ..................  10/29/2004    5,000      0.26        1,300 (3)
James Dyas .....................  10/29/2004    5,000      0.26        1,300 (3)
Joseph Porrello ................  10/29/2004   20,000      0.26        5,200 (3)
James Yagielo ..................  10/29/2004    5,000      0.26        1,300 (5)
James Dyas .....................  10/29/2004    5,000      0.26        1,300 (5)
Joseph Porrello ................  10/29/2004   20,000      0.26        5,200 (5)
Mid-Continental Securities Corp.  12/31/2004   42,000      1.00       42,000 (6)

(1) Shares issued for conversion of note payable plus interest.
(2) Shares issued for conversion of debt.
(3) Shares issued for consulting services.
(4) Shares issued for payment received for Private Placement.
(5) Option granted under the Incentive and Non-Statutory Stock Option Plan.
(6) Warrant shares exercised.

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

         On September 13, 2004 Shutterport, Inc. changed its name to BSP Rewards, Inc.

         Our business operations are carried on through BSP Rewards, Inc. ("BSP") and Memory Lane Syndication, Inc. ("Memory Lane"), our wholly-owned subsidiaries. Therefore the following description of our business is a description of the business activities which are currently carried on, or are expected to be carried on in the future, through BSP and Memory Lane.

RESULTS OF OPERATIONS

         We currently have limited business operations primarily related to development of our Brand-A-Port application software. This software has been in development for approximately 30 months and during this period we have sold a total of approximately 35 internet web portals at an average price of $995. We also receive a monthly fee of $79 per month for hosting and maintenance of these internet web portals.

         We developed the BSP Rewards program during 2003. The development and beta testing of this program was completed in December 2003, and commenced initial operations in January 2004. Operations consist primarily of a sale program offering the BSP Rewards program application to companies, organizations, and retail merchants, including both merchants with physical store locations. As of December 31, 2004, no significant revenues have been generated.

         On January 5, 2003, we completed the acquisition of 130 color episodes of the 1970's Howdy Doody television show. We market this intellectual property through video sales and television and radio syndication. The purchase price for this acquisition consisted of a promissory note in the original principal amount of $675,000 plus issuance of 200,000 shares of our common stock. The promissory note bears an annual interest rate of approximately 6% and the total principal amount of the note matures on January 5, 2012. We have the option of paying the interest due under this note either in cash or through issuance of shares of our common stock. If we elect to make payment of interest through issuance of shares, the number of shares is computed based on 60% of the average bid price for our common stock for the 10 trading days ending on the interest payment date.

         On June 30, 2004, the note holder converted the principal note amount of $675,000 plus $20,000 of interest due under the note, for 750,000 common shares of the Company's stock.

         There was net revenue recognized in 2004 of $12,603 from the Howdy Doody library.

         As of December 31, 2004, we do not have cash on hand and we are operating on a cash flow deficit of approximately $20,000 to $25,000 per month. For the fiscal year ended December 31, 2003, we had gross revenues from operations of $55,295, and a net loss of $313,181. For the year ended December 31, 2004, we had gross revenues from operations of $112,062, and a net loss of $335,605.

         During the fiscal year ended December 31, 2003, net cash used in operations was $175,919, and during the fiscal year ended December 31, 2004, net cash used in operations was $197,810. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

         To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through debt and equity transactions with management. As a result, as of December 31, 2004, we had outstanding loans from stockholders totaling approximately $52,627, which consists of two short term notes of $42,027 and $10,600, each of which bears an annual interest rate of 6.750%, payable monthly. On October 1, 2003, the maturity dates of these notes were extended to January 1, 2005, at which time they became demand notes bearing interest commencing March 1, 2005 at 6%. Upon mutual agreement between the stockholders and the Company, these notes are convertible on a quarterly basis, into restricted common shares valued at market value (Bid price).

PLAN OF OPERATIONS

         Our plan of operations is to primarily develop our BSP Rewards business. The timing and the extent to which we are able to implement our expansion plan will primarily be dependent upon our ability to obtain outside working capital. Although management believes we have established a base through which we can continue to grow even without obtaining outside working capital, receipt of such capital would allow us to enhance our existing applications and commence a speedier and more complete marketing program.

         The Company completed the initial development and beta testing of its BSP program at the end of December 2003. The Company has signed Marketing Partner and/or Member Provider Agreements with 17 individuals or companies to sell for the Company on a straight commission basis. Additionally the Company has signed their first 3 Private Branded Merchant Agreements with web-based retailers who will give and redeem BSP Rewards and place their customers into the program as members. The Company believes it will begin to receive limited revenues from these sales during the 2nd quarter of 2005.

         The Company has signed a Rights Acquisition Agreement with GoodTimes Entertainment granting them a license to manufacture and distribute 40 of the Howdy Doody episodes to retailers and on the internet. GoodTimes Entertainment commenced sales efforts in the last quarter of 2004 and has paid a royalty of ten percent of the net wholesale price on any sales that were made. The Agreement has a term of five years, commencing on September 25, 2003. The Company has the right to terminate the Agreement if it does not receive at least $50,000 in royalties during the first two years of the Agreement. There is no assurance that GoodTimes Entertainment will be successful in selling videos and, accordingly, there is no assurance that we will realize any substantive revenues under the terms of the agreement.

         The Company has signed a second Licensing Agreement with Madacy Entertainment for certain episodes of its Howdy Doody library. The Agreement grants a license to Madacy Entertainment for 25 episodes to be produced as a DVD box set. The Company receives a royalty of fifteen percent of the net wholesale price on all sales and has received revenues during the fourth quarter of 2004. The term of the Agreement is for five years, commencing December 1, 2003. The Company has the right to terminate the Agreement if the Company does not receive at least $50,000 in royalties during the first two years. The company earned approximately $7,000 in royalties in 2004.

         Although we currently expect to incur an overall cash flow deficit from operations of up to $120,000 over the next twelve months, during that time we also expect to gradually decrease our monthly cash flow deficit by maintaining overhead at its current level while increasing our revenues from operations. In order to minimize the cash flow deficit, Martin Berns, President and CEO, has agreed to continue to defer the salary otherwise payable to him under his employment agreement until March 31, 2005. On October 1, 2003, he also entered into an agreement with the Company contractually binding himself to fund the potential cash flow deficit over the succeeding 12 months, by advancing a maximum of an additional $120,000, as necessary to fund the operating deficit. Since October 1, 2003, he has advanced a total of approximately $164,206 pursuant to this commitment. Any such advances shall be treated as non-interest bearing loans if repaid on or before March 1, 2005. Thereafter, any unpaid balance will bear interest at the rate of 6% per annum until paid in full. Upon mutual agreement with Company, Mr. Berns also has the right to convert his advances into shares of Company common stock at market value (bid price)..

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

         We will seek to gradually expand our operations in all areas during the next 12 months by establishing a base of resellers that will allow us to expand our marketing efforts for the BSP Rewards program, with no increased overhead. We also intend to direct significant effort toward marketing the Howdy Doody episode library.
 Management believes these two operations currently have the greatest potential for growth and production of revenue.

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

SUBSEQUENT EVENTS

         On January 18, 2005, Martin Berns, the Company's President and CEO, converted $22,027 of current debt and $10,000 of accrued salary owed to him by the Company, for an aggregate amount of $32,027, in exchange for 33,713 restricted shares of the Company's shares of common stock at a per share price of $0.95. The $0.95 per share price for the conversion of debt owed to Martin Berns is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on January 18, 2005.

         On January 18, 2005, Mid-Continental Securities Corp exercised 8,000 warrants shares at $1.00 per share.

         On January 21, 2005, the Company granted to two new directors of the Company, a total of 50,000 options to purchase shares of the Company's common stock with an exercise price of $0.45 per share, which represents 50% of the closing bid price per share of the company's common stock on January 21, 2005. These 50,000 options have an expiration date of January 31, 2010 and vest over a three year period as follows:

                           Options     Date Exercisable
                           -------     ----------------
                           16,666      January 21, 2005
                           16,666      January 21, 2006
                           16,668      January 21, 2007

         On January 31, 2005, the Company's Board of Directors elected Tom Hill to serve on its Board of Directors.

         On February 16, 2005, the Company's Board of Directors approved to extend the employment agreement with Martin Berns, the Company's President and CEO, an additional 3 years and to increase Mr. Berns' annual salary to $52,000.

         On February 16, 2005, the Company's Board of Directors elected Lawrence Lipman to serve on its Board of Directors.

         On February 16, 2005, the Company's Board of Directors established an Audit Committee and elected existing directors James M. Dyas as Chairman, and Eugene Berns, Thomas Hill, Ivan Bial, and Joseph Porrello as members.

         On March 28, 2005, Martin Berns, the Company's President and CEO, converted $20,000 of accrued salary owed to him by the Company, in exchange for 20,833 restricted shares of the Company's shares of common stock at a per share price of $0.96. The $0.96 per share price for the conversion of debt owed to Martin Berns is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on March 28, 2005.

         On March 28, 2005, Mid-Continental Securities Corp. exercised 50,000 warrant shares at $1.00 per share.

ITEM 7. FINANCIAL STATEMENTS.

         See Financial Statements commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On September 08, 2004, the Company accepted the resignation of Livingston, Wachtell & Co., LLP. The report in connection with the audit of the fiscal year ended December 31, 2003, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to certainty, audit scope or accounting principles, except for going concern opinions. During the period of Livingston, Wachtell & Co., LLP's engagement (July 19, 2000 to September 08, 2004), there were no disagreements, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Livingston, Wachtell & Co., LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         On September 08, 2004, the Company engaged the services of Child, Sullivan & Company, Certified Public Accountants.

         The Company has no disagreements with its principal independent accountant during the fiscal year ended December 31, 2004 or during the period from December 31, 2004 until the date hereof.

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

         Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance of the achievement of these objectives.

         There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The names, ages and titles of our Executive Officers and Directors as of December 31, 2004 are as follows:

 NAME                  AGE        POSITION
 ----                  ---        --------
Martin A. Berns         68        Chief Executive Officer and
                                  Director since March 31, 2003
Eugene H. Berns         68        Chairman since March 31, 2003
Ivan L. Bial            60        Vice President, Secretary,
                                  Director since March 31, 2003
Joseph Porrello         60        Director since March 31, 2003
Dennis Lane             57        Director since March 31, 2003
James Dyas              55        Director, Chief Financial Officer, Chairman of
                                  the Audit Committee since September 30, 2004

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

BIOGRAPHICAL INFORMATION

MARTIN A. BERNS

         Chief Executive Officer and Director. From 2000 to the present, Mr. Berns has been CEO of Shutterport, Inc. (now BSP Rewards, Inc.). Mr. Berns became the Chief Executive Officer of the Company and March 31, 2003, following completion of the share exchange transaction between Shutterport, Inc. and Clamshell Enterprises, Inc. Mr. Berns has 40 years of experience as a marketing consultant, including advertising, TV commercial and show production in the years prior to 2000. From 1998 to 2000, Mr. Berns was Vice President of marketing for Realm Productions, a publicly held video production company. From 1992 to the present, he has acted as President of Natural Universe, Inc., a marketing company. From 1999 to 2000 he was Associate Producer of the "Jelly Bean Jungle" television series, and acted as Coordinating Producer for the re-syndication and distribution of the 1970's new "Howdy Doody" show which the Company purchased in January, 2003.

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

IVAN BIAL

         Vice President, Director and Secretary. Mr. Bial has been Vice President and Secretary of Shutterport, Inc. since 2000. From 1998 - 2000 he was an independent sales and marketing consultant. Prior to that time, he served as Vice President and General Manager of Southern Photo Service of Hollywood, Florida for 27 years from 1963 to 1990. Southern Photo was involved in film processing business. As Vice President and General Manager Mr. Bial was involved in all aspects of the business including operations, finance, sales and marketing.

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

JAMES DYAS

         Director, Principal Financial Officer and Chairman of the Audit Committee. Mr. Dyas has held positions as a financial consultant, Chief Financial Officer and Controller for national and international companies for over 25 years. In 1992, he co-founded the National Alliance for Excellence, Inc
(NAE), a national educational non-profit organization. He served as a member of the NAE Board of Directors as well as holding the position of Chief Financial Officer for 11 years. From 1990-1992, Mr. Dyas was controller for Seal-O-Matic Corporation, an international industrial supply firm, where he was responsible for accounting and administrative operations. Prior to 1990, Mr. Dyas held management positions with Fashion Rite Corporation (a London Fog licensee) and International Paint Co., Inc. He holds a B.S degree in accounting from St. Peter's College.

         Martin Berns and Eugene Berns are brothers.

         None of the directors serves as a director for any other reporting company.

         There are no other significant employees.

AUDIT COMMITTEE

         The Company has an audit committee and accordingly, has adopted guidelines relating to the oversight of the audit of the Company's financial statements. James Dyas, the Company's Chief Financial Officer, also serves as Chairman of the Company's Audit Committee.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company's officers, directors and principal shareholders have not been delinquent in filing reports required under Section 16(a) of the Exchange Act.

CODE OF ETHICS

         The Company has adopted a Code of Business Conduct and Ethics which applies to its executive officers. A copy of the Code of Business Conduct and Ethics is incorporated by reference as Exhibit 14 to this report.

ITEM 10. EXECUTIVE COMPENSATION.

         On October 29, 2004, the Board of Directors of the Company authorized the establishment of an Incentive and Non-Statutory Stock Option Plan. On October 29, 2004, the Company granted to two directors options to purchase shares of the Company's common stock with an exercise price of $0.26 per share, which represents 50% of the closing price per share of the Company's common stock on October 29, 2004. These options have an expiration date of October 31, 2009 and vest over a three year period.

         The following table provides summary information concerning cash and compensation awarded to, earned by, or paid to our Chief Executive Officer for the fiscal years ended December 31, 2003 and December 31, 2004.

Name and Principal Position           Year        Salary     Other Compensation
---------------------------           ----        ------           ------------

Martin Berns, CEO                     2004      40,000 (1)           0
                                      2003      40,000 (1)           0
    ___________
    (1) Mr. Berns has an employment contract with the Company, commencing January 1, 2003 through December 31, 2005 at an annualized based salary of $40,000 per year, plus normal fringe benefits. However, Mr. Berns has agreed to defer payment of his salary through March 31, 2005. Any unpaid deferred salary is due and payable on March 31, 2005. However, Mr. Berns also has the option, with the consent of the Company, to convert all or any portion of the deferred salary to Company shares. In January 2005, the employment agreement with Mr. Berns has been extended through December 31, 2008 at an annualized base salary of $52,000 per year, plus normal fringe benefits.

CONSULTING ARRANGEMENTS

         Mr. Bial has a consulting arrangement with the Company pursuant to which he provides consulting services on a month-to-month basis. He currently receives consulting fees in the amount of $300 per week.

         Mr. Lane has a consulting arrangement with the Company pursuant to which he provides consulting services on a month-to-month basis. He currently receives consulting fees of $1,000 per month.

         Mr. Porrello has a consulting arrangement with the Company pursuant to which he provides professional services on a month-to-month basis. On October 29, 2004, Mr. Porrello was issued 20,000 restricted common shares and granted 60,000 options to purchase common shares under the Company's Incentive and Non-Statutory Stock Option Plan. The options exercise price of $0.26 per share represents 50% of the closing price per share of the Company's common stock on the date of grant. 20,000 options became vested in 2004.

         Mr. Dyas became a director on September 30, 2004 and has consulting arrangement with the Company pursuant to which he provides professional services on a month-to-month basis. On October 29, 2004, Mr. Dyas was issued 5,000 restricted common shares and granted 15,000 options to purchase common shares under the Company's Incentive and Non-Statutory Stock Option Plan. The options exercise price of $0.26 per share represents 50% of the closing price per share of the Company's common stock on the date of grant. 5,000 options became vested in 2004.

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

                                       Number of Shares
 Name and Address                      Beneficially Owned       Percent of Class
 ----------------                      ------------------       ----------------
Martin A. Berns (1)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                    2,355,000                 30.3%

Eugene H. Berns (1)(2)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                      552,500                  7.1%

Ivan L. Bial (1)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                      600,000                  7.7%

Dennis Lane (1)(3)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                      247,500                  3.2%

Joseph Porrello (1)(4)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                      125,552                  1.6%

James Dyas (1)(5)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                       20,000                  0.3%

Steve Adelstein (6)
624 West Tropical Way
Plantation, FL 33317                        995,000                 12.8%

Mid-Continental Securities Corp. (7)
P.O. Box 110310
Naples, FL 34108-0106                       458,000                  5.9%

All officers and directors (5 persons)    3,884,265                 50.0%

    ____________
    (1) The person listed is an officer, a director, or both, of the Company.

    (2) Includes 52,500 shares owned by his adult son, Justin Berns, of which Mr. Berns may be deemed to be the beneficial owner.

    (3) Mr. Lane is the President of Laneco, which owns 33,333 shares, and he thereby claims beneficial ownership of 33,333 shares.

    (4) Includes 60,000 options to purchase common stock of the Company.

    (5) Includes 15,000 options to purchase common stock of the Company.

    (6) Includes 220,000 shares owned by AUW, Inc., of which Mr. Adelstein may be deemed to be the beneficial owner.

    (7) Includes 458,000 shares of which Mid-Continental Securities Corp may be deemed to be the beneficial owner because it has the right to acquire such shares at any time upon exercise of an outstanding stock purchase warrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Martin Berns, Eugene Berns and Ivan Bial may be considered the founders (promoters) of the Company. In April 2000, they formed Shutterport, Inc. (now BSP Rewards, Inc.) and received a total of 3,200,000 shares valued at $0.01 per share in consideration of past and future services. The shares of Shutterport, Inc. held by these promoters were exchanged for an equal number of our shares when the share exchange transaction was completed on March 31, 2003. Martin Berns and Eugene Berns are brothers.

         From time to time, we receive loans from our shareholders. As of December 31, 2004, the total of such loans was approximately $52,627 and was comprised of two separate unsecured loans. One such loan, which is from Martin Berns and is represented by a promissory note, has an unpaid principal balance of approximately $42,027. A second loan, which is from Eugene Berns and is represented by a promissory note, has an unpaid principal balance of approximately $10,600. Each of these loans bears an annual interest rate of 6.750%, payable monthly. On October 1, 2003, the maturity dates of these notes were extended to January 1, 2005, and the notes will become non-interest bearing if fully repaid by March 1, 2005. Any outstanding balances after March 1, 2005, will bear an annual interest rate of 6%. Upon mutual agreement between the stockholders and the Company, these notes are convertible on a quarterly basis, into restricted common shares valued at $1.65 per share.

         On October 1, 2003, Martin Berns made a commitment to loan or advance the Company up to an additional $120,000 as necessary during the 12 month period ending September 30, 2004 to cover the deficit in cash flow from operations. As of December 31, 2003, Mr. Berns has advanced a total of approximately $7,400 pursuant to this commitment. As of December 31, 2004 Mr. Berns has advanced an additional $164,206. Any amounts advanced pursuant to this commitment are due and payable in full on or before January 1, 2005, without interest. Any unpaid balance outstanding after March 1, 2005, will bear interest at the rate of 6% per annum until paid in full. If mutually agreed with the Company, Mr. Berns has the right, on a quarterly basis, to exchange any or all amounts advanced for shares of restricted common stock at a price of $1.65 per share.

         Pursuant to his employment with the Company, Martin Berns is entitled to an annual salary of $40,000 for the two year period commencing January 1, 2003. However, Mr. Berns has agreed to defer all salary otherwise payable to him through March 31, 2005. The unpaid deferred salary is due and payable in full on March 31, 2005, without interest. He also has the right, on a quarterly basis, to convert any deferred salary to restricted common stock at market value (bid price). . In January 2005, the employment agreement with Mr. Berns has been extended through December 31, 2008 at an annualized base salary of $52,000 per year, plus normal fringe benefits.

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

         On January 5, 2003, we closed on an agreement with Adelstein Productions, Inc, a Florida corporation, to acquire 130 color episodes of the 1970's Howdy Doody television show. Steve Adelstein is the controlling shareholder of Adelstein Productions, Inc, and is the direct and indirect beneficial owner of 685,000 shares (approximately 10.4%) of our issued and outstanding common stock. The purchase price for acquisition of the Howdy Doody episodes included issuance of 200,000 shares of our common stock to Adelstein Productions, Inc., and the execution of a promissory note in the principal amount of $675,000. The note bears an annual interest rate of approximately 6%. The initial interest payment was required to be paid simultaneously with the issuance of the note. Otherwise, accrued interest on the note is payable annually in arrears. We have the option of paying interest on the note either in cash or through the issuance of shares of our common stock. In the event interest is paid by issuance of shares, the number of shares to be issued is computed based on a share price equal to 60% of the average bid price for our stock for the 10 trading days ending on the interest payment date. We issued 40,000 shares of our common stock valued at approximately $1.00 per share in satisfaction of the initial interest payment. The outstanding principal amount of the note, and all accrued but unpaid interest, is convertible at any time, at the option of the note holder, into shares of our common stock based on a conversion price of $1.50 per share, subject to certain equity adjustments. We have the right to offset a maximum of $75,000 of direct out-of-pocket expenses which we pay, including legal fees, used to defend any third party claims relating to ownership of the Howdy Doody episodes which we purchased.

         On June 30, 2004, the note holder converted the principal note amount of $675,000 plus $20,000 of interest due under the note, for 750,000 common shares of the Company's stock.

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

         On October 29, 2004, the Company's Board of Directors authorized the establishment of a stock option program for key personnel of the Company. The Company authorized 350,000 shares to be granted during the next five years, the share price will be set at the time of each granting.

         On October 29, 2004, the Company granted to two directors and to one key person of the Company, a total of 90,000 options to purchase shares of the Company's common stock with an exercise price of $0.26 per share, which represents the closing price per share of the Company's common stock on October 29, 2004. These 90,000 options have an expiration date of October 31, 2009 and vest over a two year period as follows:

                           Options     Date Exercisable
                           -------     ----------------
                            30,000     October 29, 2004
                            30,000     October 29, 2005
                            30,000     October 29, 2006

         On October 29, 2004, the Company issued to Joseph Porrello, a director, 20,000 restricted common shares and to James Dyas, CFO and director, 5,000 restricted common shares, for consulting services.

         On October 29, 2004 the Company reduced the exercise price of warrants previously granted to Mid-Continental Securities from $1.50 per share to $1.00 per share. The Company reduced the price for economic reasons to raise additional capital.

         In December 2004, Mid-Continental Securities Corp. exercised 42,000 warrant shares at $1.00 per share.

ITEM 13. EXHIBITS.

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

         3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on June 14, 2002).

         14 Code of Ethics (incorporated by reference from Form 10-KSB for the year ended 12/31/03 filed with the Securities and Exchange Commission on March 29, 2004).

         31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) During the last quarter of its fiscal year ended December 31, 2004, all reportable events required under Form 8-K were filed by the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

         The aggregate fees billed by Livingston, Wachtell & Co., LLP for audit of the Company's annual financial statements were $8,000 for the fiscal year ended December 31, 2003. The aggregate fees billed by Livingston, Wachtell & Co., LLP for review of the Company's financial statements included in its quarterly reports on Form 10-QSB for the periods ended March 31, 2004 and June 30, 2004, were $4,500.

         On September 08, 2004, the Company accepted the resignation of Livingston, Wachtell & Co., LLP. The report in connection with the audit of the fiscal year ended December 31, 2003, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to certainty, audit scope or accounting principles, except for going concern opinions. During the period of Livingston, Wachtell & Co., LLP's engagement (July 19, 2000 to September 08, 2004), there were no disagreements, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Livingston, Wachtell & Co., LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         On September 08, 2004, the Company engaged the services of Child, Sullivan & Company, Certified Public Accountants.

         The aggregate fees billed by Child, Sullivan & Company for audit of the Company's annual financial statements for the fiscal year ended December 31, 2004, were$10,000. The aggregate fees billed by Child, Sullivan & Company for review of the Company's financial statements included in its quarterly reports on Form 10-QSB for the period ended September 30, 2004, were $1,500.00

Audit-Related Fees

         Livingston, Wachtell & Co., LLP billed the Company $500 for the fiscal year ending December 31, 2003 for assurance and related services that were related to its audit or review of the Company's financial statements.

         Child, Sullivan & Company billed the Company $0 for the fiscal year ending December 31, 2004 for assurance and related services that were related to its audit or review of the Company's financial statements.

Tax Fees

         The aggregate fees billed by Livingston, Wachtell & Co., LLP for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2003.

         The aggregate fees billed by Child, Sullivan & Company for tax compliance, advice and planning were $500 for the fiscal year ended December 31, 2004.

All Other Fees

         Livingston, Wachtell & Co., LLP did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2003.

         Child, Sullivan & Company did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2004.

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

                                        Date:  March 31, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         By:    /s/ Martin Berns
                Martin Berns, President, Chief Executive Officer
                and Director

         Date:  March 31, 2005


         By:    /s/ Eugene Berns
                Eugene Berns, Chairman

         Date:  March 31, 2005


         By:    /s/ Ivan Bial
                Ivan Bial, Vice President, Secretary and Director

         Date:  March 31, 2005


         By:    /s/ Dennis Lane
                Dennis Lane, Director

         Date:  March 31, 2005


         By:    /s/ James Dyas
                James Dyas, Chief Financial Officer and Director

         Date:  March 31, 2005

                        MEDIANET GROUP TECHNOLOGIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


To the Board of Directors and Stockholders
MEDIANET GROUP TECHNOLOGIES, INC.
Margate, Florida

We have audited the accompanying consolidated balance sheet of MEDIANET GROUP TECHNOLOGIES, INC., a Nevada corporation, and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of MEDIANET GROUP TECHNOLOGIES, INC. for the year ended December 31, 2003 were audited by other auditors whose report thereon dated January 23, 2004, included an explanatory paragraph that described going concern considerations.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MEDIANET GROUP TECHNOLOGIES, INC. as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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


Child, Sullivan & Company
Salt Lake City, Utah
March 24, 2005

                        MEDIANET GROUP TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                    -----------
                                                                        2004
                                                                    -----------
                                     ASSETS
Current assets
   Cash and cash equivalents ...................................    $    15,162
   Accounts receivable .........................................            851
   Prepaid expense .............................................            768
                                                                    -----------
Total current assets ...........................................         16,781

Property, plant & equipment
   Computer equipment ..........................................         17,263
   Accumulated depreciation ....................................        (15,341)
                                                                    -----------
Net property, plant and equipment ..............................          1,922

Other assets
   Website and software development costs - net ................         33,363
   Trademark ...................................................          3,200
   Film library ................................................        870,405
   Joint venture ...............................................          2,500
                                                                    -----------
Total other assets .............................................        909,468

Total assets ...................................................    $   928,171
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued liabilities ....................    $   118,206
   Due to stockholders .........................................         52,627
                                                                    -----------
Total current liabilities ......................................        170,833

Stockholders' equity
   Common stock: par value $.001; 50,000,000 shares
authorized; 7,772,566 shares issued and outstanding ............          7,773
   Additional paid in capital ..................................      2,725,592
   Additional paid in capital (stock options) ..................         15,072
   Accumulated deficit .........................................     (1,991,099)
                                                                    -----------
Total stockholders' equity .....................................        757,338
                                                                    -----------

Total liabilities and stockholders' equity .....................    $   928,171
                                                                    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                        MEDIANET GROUP TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year ended
                                                            December 31,
                                                     --------------------------
                                                        2004            2003
                                                     -----------    -----------

Revenues
   Sales revenues ................................       112,062         55,295
   Cost of sales .................................       101,589         93,431
                                                     -----------    -----------
     Gross profit ................................        10,473        (38,136)

Operating expenses ...............................       326,798        199,589
                                                     -----------    -----------

Loss from operations .............................      (316,325)      (237,725)

Other income (expense)

   Reorganization expense ........................       (35,000)
   Interest expense ..............................       (19,280)       (40,456)
                                                     -----------    -----------
Total other income (expense) .....................       (19,280)       (75,456)
                                                     -----------    -----------

Net loss before income taxes .....................      (335,605)      (313,181)


Provision for income taxes


Net loss .........................................   $  (335,605)   $  (313,181)
                                                     ===========    ===========

Basic and diluted net loss per share .............   $     (0.05)   $     (0.05)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     7,205,000      6,434,573
                                                     ===========    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                            MEDIANET GROUP TECHNOLOGIES, INC.

                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                          Common      Common        Paid in    Paid in Capital  Accumulated     Total
                                          Shares      Stock         Capital     Stock Options     Deficit      Equity
                                         ---------  -----------   -----------  ---------------  -----------   ---------
Balance December 31, 2002 .............  5,686,662  $ 1,238,165   $         -     $      -      $(1,342,313)  $(104,148)

Stock issued for video library ........    200,000      200,000             -            -                -     200,000
Stock issued for interest .............     40,000       40,000             -            -                -      40,000
Recapitalization due to reverese merger    254,900   (1,471,983)    1,459,133            -                -     (12,850)
Stock issued in payment of debt .......    207,504          208       261,667            -                -     261,875
Stock issued for cash .................    300,000          300        74,700            -                -      75,000
Stock issued for services .............      2,500            2           623            -                -         625
Stock issued for reorganization costs .     80,000           80        19,920            -                -      20,000
Net loss for the year .................          -            -             -            -         (313,181)   (313,181)
                                         ---------  -----------   -----------     --------      -----------   ---------
Balance December 31, 2003 .............  6,771,566        6,772     1,816,043            -       (1,655,494)    167,321

Stock issued in payment of debt .......    750,000          750       674,250            -                -     675,000
Stock issued in payment of expenses ...     75,000           75       123,675            -                -     123,750
Stock issued in payment of expenses ...     30,000           30        44,970            -                -      45,000
Stock issued in payment of expenses ...     56,000           56        14,944            -                -      15,000
Stock issued for cash .................      8,000            8         1,992            -                -       2,000
Stock issued for prior year resolution      10,000           10           (10)           -                -           -
Stock issued for services .............     30,000           30         7,770            -                -       7,800
Stock options issued for services .....          -            -             -       15,072                -      15,072
Stock issued for cash .................     42,000           42        41,958            -                -      42,000
Net loss for the year .................          -            -             -            -         (335,605)   (335,605)
                                         ---------  -----------   -----------     --------      -----------   ---------
Balance December 31, 2004 .............  7,772,566  $     7,773   $ 2,725,592     $ 15,072      $(1,991,099)  $ 757,338
                                         =========  ===========   ===========     ========      ===========   =========

                   The accompanying notes are an integral part of the consolidated financial statements

                                                           F-4

                        MEDIANET GROUP TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year ended
                                                              December 31,
                                                        -----------------------
                                                           2004          2003
                                                        ---------     ---------
Cash flows from operating activities:
  Net loss .........................................    $(335,605)    $(313,181)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operations:
    Depreciation and amortization ..................       53,539        48,944
    Stock issued for services ......................       22,800           625
    Stock options issued for services ..............       15,072
    Stock issued for reorganization expense ........            -        20,000
    Stock issued for interest payment on note ......            -        40,000
    Changes in operating liabilities and assets:
    Accounts receivable ............................         (851)        1,000
    Prepaid expense ................................        4,101        (4,869)
    Accounts payable and accrued liabilities .......       43,134        31,562
                                                        ---------     ---------
  Net cash used in operations ......................     (197,810)     (175,919)

Cash flows from investing activities:
  Investment in joint venture ......................       (2,500)            -
                                                        ---------     ---------
    Net cash used in investing activities ..........       (2,500)            -

Cash flows from financing activities:
  Stock issued for cash ............................       44,000        75,000
  Net proceeds from due to stockholders ............      163,457       108,590
                                                        ---------     ---------
    Net cash provided by financing activities ......      207,457       183,590
                                                        ---------     ---------

  Increase in cash and cash equivalents ............        7,147         7,671

  Cash and cash equivalents, beginning of period ...        8,015           344
                                                        ---------     ---------
  Cash and cash equivalents, end of period .........    $  15,162     $   8,015
                                                        =========     =========

Supplemental disclosures of cash flow information:
  Cash paid for interest ...........................    $  19,280     $       -
                                                        =========     =========
  Cash paid for income taxes .......................    $       -     $       -
                                                        =========     =========
Non-cash financing transactions
  Stock issued for services ........................    $  22,800     $     625
                                                        =========     =========
  Stock options issued for services ................    $  15,072     $       -
                                                        =========     =========
  Stock issued for repayment of due to shareholder .    $ 168,750     $ 261,875
                                                        =========     =========
  Stock issued for reorganization expense ..........    $       -     $  20,000
                                                        =========     =========
  Stock issued for interest payment on note ........    $       -     $  40,000
                                                        =========     =========
  Stock issued for film library ....................    $ 675,000     $ 200,000
                                                        =========     =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     The Company was incorporated on June 4, 1999 in the State of Nevada as Clamshell Enterprises, Inc. ("Clamshell") and was organized for the purpose for creating a corporate vehicle to locate and acquire an operating business.

     On May 22, 2003, Clamshell changed its name to MEDIANET GROUP TECHNOLOGIES, INC. ("MEDIANET" or the "Company"). BSP Rewards, Inc. ("BSP") formerly named Shutterport, Inc. and Eshutterbug.com, Inc., a Florida corporation, was founded February 4, 2000. The Company was formed to become an online provider of branded, business to business and business to consumer web portals to a variety of businesses. The Company will act as an aggregator (to bring in a variety of interests to the portal), facilitator (to assist users in communicating with each other) and infomediary (to gather and supply information to users). The Company is also developing a loyalty rewards program ("BSP rewards") and has begun to sign member providers and merchants. The Company will charge merchants participating in BSP rewards a percentage of the value of transactions it does.

     MERGER

     By a stock purchase agreement dated February 3, 2003 and approved by the board of directors effective March 31, 2003, ("Merger Date"), MEDIANET issued 5,926,662 shares of restricted common stock to the shareholders of BSP, in exchange for 100% of the issued and outstanding shares of BSP. Since the former stockholders of BSP owned a majority of the issued and outstanding shares of common stock of Clamshell after the merger and private placement of Clamshell stock, this transaction was accounted for as a recapitalization of BSP, whereby BSP, is deemed to be the accounting acquirer and has adopted the capital structure of Clamshell.

     The merger was effected by BSP paying $35,000, pursuant to a stock purchase agreement to the Clamshell shareholders for 3,331,000 shares of Clamshell or approximately 93% of the 3,585,900 total issued and outstanding common stock of Clamshell. Two payments for $5,000 and $10,000 were made, January 31, 2003 and March 31, 2003, respectively. For the remaining $20,000, BSP issued 80,000 shares of common stock as part of the private placement mentioned below, at the price of $.25 per share to Mid Continental Securities Corp., a major stockholder in Clamshell. There were 254,900 remaining Clamshell shares outstanding after the purchase of the Clamshell stock.

     These Clamshell shares acquired were subsequently cancelled by BSP and Clamshell issued 5,926,662 shares for the share exchange pursuant to the merger and share exchange agreement ("agreement") with BSP's stockholders. Pursuant to the agreement BSP's stockholders received one share of Clamshell common stock for each share of BSP's stock they held. At March 31, 2003, the total outstanding shares were 6,181,562, which consisted of 254,900 shares held by the original Clamshell stockholders and 5,926,662 held by BSP stockholders.

     Due to the recapitalization of BSP, all reference to shares of BSP common stock has been restated to reflect the equivalent number of Clamshell shares outstanding at the Merger Date. In other words, the 5,926,662 BSP shares outstanding at March 31, 2003 are restated as 6,181,562 shares outstanding.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     MERGER (Continued)

     BSP obtained the funds needed to acquire the Clamshell shares through the sale of Clamshell's equity securities in a private placement under Regulation D, (400,000 shares at $.25 per share) to existing BSP stockholders. On April 1, 2003, the Board of Directors authorized an increase in the issuance of its restricted common stock under the private placement, from 400,000 shares to 440,000 shares. As of December 31, 2003, 440,000 total shares were issued and outstanding as capital raised in the private placement. The 440,000 shares were issued in four separate transactions; 57,500 were issued as a shareholders' loan reduction, 2,500 shares were issued for services provided, 300,000 shares were issued for cash, and 80,000 shares were issued as part of the reverse merger payment for Clamshell stock. A total of 7,772,566 and 6,771,566 common stock shares were outstanding as of December 31, 2004 and 2003.

     CAPITAL RESOURCES AND BUSINESS RISKS

     The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2004 and 2003, current liabilities exceeded current assets by $154,052 and $113,038, respectively.

     The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2004 and 2003, the Company had an accumulated deficit of $1,991,099 and $1,655,494. The Company also realized net losses of $335,605 and $313,181 for the years ended December 31, 2004 and 2003, respectively.

     Operations to date have been primarily financed by stockholder advances and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

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

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of MEDIANET and BSP, as described above. All significant intercompany balances and transactions have been eliminated in consolidation.

                        MEDIANET GROUP TECHNOLOGIES, INC.

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

     RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK TRANSACTIONS

     In October 2004 the Company issued 56,000 shares of its common stock to Mid Continental Securities Corp. in payment of $15,000 in legal fees paid for by MCS on behalf of the Company, at a per share price of $0.27.

     In April 2003, the Company's major stockholder, President and CEO ("major stockholder") converted $14,375 of debt in exchange for 57,504 shares of the Company's common stock at a per share price of $0.25 per share.

     On September 30, 2003, the Company's major stockholder converted $93,750 of reimbursable expenses and $30,000 of accrued salary owed to him by the Company, for an aggregate amount of $123,750, in exchange for 75,000 restricted shares of the Company's shares of common stock at a per share price of $1.65.

     On December 31, 2003, the major stockholder converted $123,750 of debt owed to him by the Company in exchange for 75,000 restricted shares of the Company's common stock at a per share price of $1.65.

     On July 31, 2004, the major stockholder converted $103,750 of current debt and $20,000 of accrued salary owed to him by the Company, for an aggregate amount of $123,750, in exchange for 75,000 restricted shares of the Company's common stock at a per share price of $1.65.

     On September 30, 2004, the major stockholder converted $15,000 of reimbursable expenses and $30,000 of accrued salary owed to him by the Company in exchange for 30,000 restricted shares of the Company's common stock at a per share price of $1.50.

     The major stockholder personally pays expenses on behalf of the Company with the understanding that he will be reimbursed by the Company for such advances. The amounts due to the major stockholder were $42,027 and $20,755 for the years ended December 31, 2004 and 2003.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK TRANSACTIONS (Continued)

     On June 24, 2004 the Company issued 750,000 shares of its common stock in satisfaction of a debt in the amount of $675,000 owed to a stockholder for the 2003 purchase of the Howdy Doody film library (see note 6). The shares were issued at $0.90 per share.

     In October 2004 the Company issued a total of 8,000 shares at $0.25 per share for cash.

     On October 29, 2004 the Company issued 30,000 shares of its common stock at $0.26 per share to three independent contractors for services rendered.

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

     SIGNIFICANT ESTIMATES

     Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of website development costs, film library, accrued liabilities and the useful lives for amortization and depreciation.

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred. There were no research and development costs for the years ended December 31, 2004 and 2003.

     REVENUE RECOGNITION

     The Company recognizes revenue when there is pervasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining. The Company's revenue recognition policies are in conformity with the AICPA's Statement of Position No. 97-2, "Software Revenue Recognition", as amended ("SOP 97-2").

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

                        MEDIANET GROUP TECHNOLOGIES, INC.

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

     The Company charges a per-client, per-month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenues were not significant as of December 31, 2004 and 2003.

     Revenues generated in exchange for advertising services are valued at the fair value of the services exchanged, based on the Company' s own historical practice of receiving cash, or other consideration that is readily convertible to known amounts of cash for similar advertising from buyers unrelated in the barter transaction. During the years ended December 31, 2004 and 2003, revenues derived from barter transactions were not significant.

     Revenues recognized in 2004 and 2003 related to licensing agreements of the Company's "film library", totaled $12,603 and $0. The revenue from the Howdy Doody episodes are recognized in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films. The SOP specifies that revenue is to be recognized when all of the following conditions are met:

     1. Pervasive evidence of a sale or licensing arrangement with a customer exists.

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

     When the Company's fee is based on a percentage or share of a customer's revenue from the exploitation of the Howdy Doody episodes, the Company recognizes revenue as the customer exploits the episodes and the Company meets all of the other revenue recognition conditions. In those circumstances the Company receives reports from the customers on a periodic basis and uses those reports as the basis for recording revenue.

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

     Depreciation and amortization are provided for financial reporting primarily on the accelerated and the straight-line methods over the estimated useful lives of the respective assets as follows:

                                              Estimated
                                             Useful Life
                                             -----------

              Computer equipment               5 years

     LONG-LIVED ASSETS

     The carrying values of long-lived assets are periodically reviewed by management and impairments are recognized if the expected future non discounted cash flows derived from an asset are less than carrying value. No impairments have been recorded for the years ended December 31, 2004 and 2003.

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

     Statement of Position 98-1, "Accounting for the Costs of Computer Software Development For or Obtained for Internal Use" ("SOP 98-1") requires capitalization of certain cost incurred in the development of content for the Company's website, and web site maintenance costs to be expensed as incurred.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     OTHER ASSETS (Continued)

     The Company capitalized in October 2000, $225,000 in website and software development costs. The capitalized costs, which are the outside consulting fees charged by 411now.com, Inc., are amortized to expense based on the estimated useful life (5 years). Amortization expense for software development totaled $45,092 and $45,092 for the years ended December 31, 2004 and 2003. The estimated aggregate future amortization expense for capitalized website and software development costs remaining as of December 31, 2004 is $33,363, which amount will be expensed during 2005.

     The trademark was placed in service September 2001 and cost approximately $4,000. Amortization expense was $400 and $400 for the years ended December 31, 2004 and 2003.

     AMORTIZATION AND IMPAIRMENT OF FILM LIBRARY

     The Company amortizes the License and Agreement asset to the Howdy Doody films using the individual-film-forecast-computation method, in accordance with SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the capitalized film library in 2004, when the Company began to recognize revenue from the Howdy Doody tapes. Amortization expense related to the film library was $4,595 and $0 for the years ended December 31, 2004 and 2003.

     Ultimate revenue to be included in the denominator of the individual-film-forecast-computation method fraction is subject to certain limitations as set forth in the SOP.

     If an event or change in circumstance indicates that the Company should assess whether the fair value of the License and Agreement to the Howdy Doody episodes is less than its unamortized costs, the Company will determine the fair value of the film and write off to the income statement the amount by which the unamortized capitalized costs exceeds the episode's fair value. The Company can not subsequently restore any amounts written off in previous fiscal years to income. There was no impairment loss recorded in 2004 and 2003.

     START-UP COSTS

     The Company, in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities, expensed all start-up and reorganization costs as they incurred.

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs on going credit evaluations of those customers financial condition while, generally requiring no collateral. At December 31, 2004 and 2003, accounts receivable were insignificant, therefore the Company recorded no valuation allowance for such receivables.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments reported in the Company's consolidated balance sheet consist of cash, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying value of which approximate fair value at December 31, 2004.

     EARNINGS PER SHARE

     The Company accounts for earnings per share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Basic and diluted losses are the same as the inclusion of unissued warrants and options in the denominator would be antidilutive.

     ADVERTISING COSTS

     All costs associated with advertising and promoting products are expensed in the year incurred. Advertising expense was $12,129 and $5,044 for the years ended December 31, 2004 and 2003, respectively.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     NEW ACCOUNTING PRONOUNCEMENTS

     In May 2004, the Emerging Issues Task Force of the FASB came to a consensus regarding EITF 02-14 "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock". The consensus of the task force is that the equity method of accounting is to be used for investments in common stock or in-substance common stock, effective for reporting periods beginning after September 15, 2004. The Company currently has an equity investment in a joint venture that is accounted for using the equity method, in compliance with the consensus.

     In November 2004, the FASB issued Statement No. 151, "Inventory Costs". SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges and that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for fiscal periods beginning after June 15, 2005. The Company believes that the application of SFAS No. 151 will have no significant impact on the financial statements.

     In December 2004, the FASB issued Statement No. 153, "Exchange of Non-Monetary Assets". SFAS No. 153 confirms that exchanges of nonmonetary assets are to be measured based on the fair value of the assets exchanged, except for exchanges of nonmonetary assets that do not have commercial substance. Those transactions are to be measured at entity specific values. The Company believes that the application of SFAS No. 153 will have no significant impact on the financial statements, as the Company has no immediate plans for the exchange of nonmonetary assets.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123, as revised, requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The effective date for the Company is the first reporting period beginning after December 15, 2005. Management expects that the application of SFAS No. 123 (revised 2004) will have no adverse effect on its results of operations, as the Company uses independent contractors rather than employees.

2.   LOSS PER SHARE

     Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and warrants outstanding. Basic and diluted losses per share are the same, as the inclusion of unissued warrants and options in the denominator would be antidilutive.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.   STOCKHOLDER LOANS

     The caption "Due to Stockholders" consists of two short-term notes, both of which are unsecured. The principal amounts of the notes totaled $42,627 and $47,920 at December 31, 2004 and 2003. The notes bear no interest and are payable on demand. Any outstanding balances after March 1, 2005, will bear an annual interest rate of 6%. Upon mutual agreement between the stockholders and the Company, these notes are convertible on a quarterly basis, into restricted common shares valued at $1.65 per share.

4.   EQUIPMENT

     Equipment at cost consists of computer equipment and software. Depreciation expense for the years ended December 31, 2004 and 2003 was $3,452 and $3,452.

5.   INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

     As of December 31, 2004, the Company has available a federal net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards of approximately $1,379,000 will expire during the years 2020 through 2024.

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

6.   NOTE PAYABLE - RELATED PARTY TRANSACTION

     On January 5, 2003, BSP closed on an agreement with Adelstein Productions, Inc., a Florida corporation ("Adelstein"), to acquire 130 color episodes of the 1970's Howdy Doody television show ("Film Library"). The Company currently markets this intellectual property through video sales and television syndication. The total purchase price included 200,000 shares of common stock of the Company that was issued at closing, and a note payable.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.   NOTE PAYABLE - RELATED PARTY TRANSACTION (Continued)

     The principal amount of the note payable was $675,000 ("Note"), payable to an Adelstein stockholder ("Holder"), who has been assigned by Adelstein to collect the proceeds of the note and make the proper distributions to the Adelstein shareholders. This Holder is also a stockholder who has a greater than 10% interest in the Company. The Note bore an annual interest rate of approximately 6%. The total principal amount of the note was to mature on January 5, 2012. Accrued interest was payable annually in arrears, provided that the initial interest payment was made simultaneously with the issuance of this Note, by the issuance and delivery of 40,000 shares of the Company's Common Stock to the Holder. On January 5, 2003, the Company issued 40,000 shares of stock to the Holder of the Note for the initial first year interest payment of $40,000.

     The outstanding principal amount of this Note was converted to common shares of the Company on June 25, 2004, at a conversion price of $0.90 per share.

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

9.   COMMITMENTS AND CONTINGENCIES

     The Company has an employment agreement with the major stockholder providing for certain guaranteed payments starting January 1, 2003 and ending December 31, 2005. The terms of this employment agreement call for an annual salary of $40,000 plus other standard employee benefits. Included in due to stockholders' is $10,000 and $10,000 of accrued salary, under the employment agreement, to the major stockholder at December 31, 2004 and 2003, respectively.

     The Company has a non-cancelable operating lease for office space with an unrelated party. The lease began March 1, 2004 and expires February 28, 2007. Minimum payments under the agreement are set forth in the following table:

                                                Minimum lease
         Year ended December 31,              payment required:
         -----------------------              -----------------

                   2005                           $ 25,256
                   2006                             26,014
                   2007                              4,357
                                                  --------
                  Total                           $ 55,627

10.  OPERATING SEGMENTS

     The Company has only one material operating segment, the design, market and distribution of website portals which are sold in the United States.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.  JOINT VENTURE

     On December 11, 2004 the Company, using its dba "Memory Lane Syndication", entered into an agreement with U Love Kids to form a partnership, "Songs from the Neighborhood - A Tribute to Mr. Rogers". The partnership will remarket Mr. Rogers films and memorabilia. At December 31, 2004 the Company had invested $2,500 into the venture, which had not yet begun operations. The Company will account for its 50% of the venture using the equity method of accounting in accordance with EITF 02-14.

12.  WARRANTS AND STOCK OPTIONS

     During 2003 the Company granted to Mid Continental Securities Corp. (MCS), warrants to purchase 500,000 shares of common stock at an exercise price of $1.50 per share. The warrants expire on December 31, 2005. On October 29, 2004 the board of directors resolved to reduce the exercise price on the warrants from $1.50 to $1.00 per share. In December 2004 MCS exercised 42,000 of the warrants. At December 31, 2004 and 2003, 458,000 and 500,000 warrants were outstanding.

     On October 29, 2004 the Company adopted an Incentive and Non-Statutory Stock Option Plan. Pursuant to the Plan, the Company may grant incentive and non-statutory (nonqualified) stock options to officers, employees, directors, and certain other persons who provide services to the Company or its subsidiaries. A total of 350,000 shares of common stock have been reserved for issuance under the Plan. Non-employee directors may be granted options to purchase 5000 shares of the Company's common stock upon their initial election or appointment to the board. Incentive options may not be granted to a more than 10% stockholder.

     The maximum term of options granted under the Plan is ten years. Options granted are nontransferable and generally expire within three months after the termination of the grantee's service. The exercise price of incentive stock options must not be less than the fair value of the common stock on the date of the grant. The authority to grant new options under the Plan will terminate on October 29, 2014, unless the Plan is terminated prior to that time by the board of directors.

     On October 29, 2004 the Company granted non-statutory options to purchase 90,000 at a per share price of $0.26 to three independent contractors who provide ongoing services to the Company. The issuance was accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, compensation expense will be recognized over the vesting period. One third of the options vested in 2004 and one third will vest in each of the years 2005 and 2006.

     Stock option and warrant transactions are summarized as follows:

                                           Stock Options       Warrants
                                          2004      2003    2004      2003
                                         -------  -------  -------  -------
     Outstanding - beginning of year ..        -        -  500,000        -
     Granted ..........................   90,000        -        -  500,000
     Exercised ........................        -        -   42,000        -
     Forfeited ........................        -        -        -        -
                                         -------  -------  -------  -------
     Outstanding - end of year ........   90,000        -  458,000  500,000
                                         =======  =======  =======  =======

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.  STOCK OPTION PLAN (Continued)

     The following table provides certain information with respect to the above referenced stock options outstanding at December 31, 2004:

                    Exercise      Number     Weighted Average   Weighted Average
                     Price     Outstanding    Exercise Price      Life - Years
                    --------   -----------   ----------------   ----------------
     Stock options   $0.26        90,000          $0.26               4.9
     Warrants        $1.00       458,000          $1.00               1.0


     The following table provides certain information with respect to stock options exercisable at December 31, 2004:

                                              Number           Weighted Average
                      Exercise Price       Outstanding          Exercise Price
                      --------------       -----------          --------------
     Stock options         $0.26              30,000                $0.26
     Warrants              $1.00             458,000                $1.00


     The weighted average fair value at date of grant for options granted during 2004 was $0.50, and was estimated using the Black-Scholes option valuation model with the following assumptions:

              Expected life in years                 5
              Interest rate                        3.3%
              Volatility                          203.63
              Dividend yield                        0%

13.  SUBSEQUENT EVENTS

     On January 14, 2005 Memory Lane Syndication, Inc. was incorporated in the State of Florida as a wholly owned subsidiary of the Company. Previously the Company had "Memory Lane Syndication" as a dba.

     On January 21, 2005 the Company granted a total of 50,000 non-qualified stock options to two employees, in accordance with the Incentive and Non-Statutory Stock Option Plan. The options vest from 2005 to 2007 and are exercisable at $0.45 per share.