Form 10KSB/A
period 2004-12-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2005-04-21
CIK 1097792

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

         Transitional Small Business Disclosure Format (Check one):

                               Yes ___;  No _X_


                                EXPLANATORY NOTE

         This Form 10-KSB/A Amendment No. 1 includes revisions as follows:

Item 5: To correct certain information contained under the caption COMMON STOCK and in the table under RECENT SALES OF UNREGISTERED SECURITIES.

Item 11: To update information from December 31, 2004 to March 28, 2005 in the table under SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         COMMON STOCK

         As of the date of this report, our common stock is traded on the over-the-counter Bulletin Board under the symbol "MEDG". As of March 28, 2005, the last sale of common stock, as quoted on the over-the-counter Bulletin Board, was $0.96. The following table sets forth the range of quarterly, high and low sale prices for our Common Stock for the periods indicated from the inception of quotation during the third quarter of 2004.

                                          COMMON STOCK
                                          ------------
         2004                           HIGH         LOW
         ----                           ----         ---
                  Third Quarter         1.50        1.50
                  Fourth Quarter        1.55        1.45

         As of December 31, 2004 a total of 7,772,566 shares outstanding. Such securities are currently held of record by a total of approximately 130 persons. We also currently have 458,000 shares which are subject to purchase under an outstanding warrant agreement with Mid-Continental Securities Corp. In December 2004, Mid-Continental Securities Corp. exercised 42,000 warrant shares at $1.00 per share.

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

                                                        Purchase   Aggregate
                                                          Price     Purchase
Name                                Date       Shares   Per Share    Price
-------------------------------- ----------  ---------  ---------  ---------
Mid-Continental Securities Corp. 1/5/2003      500,000     1.50      750,000 (1)
Edith Silverman ................ 1/30/2003      40,000     0.25       10,000 (2)
Easter Wallace ................. 1/30/2003      10,000     0.25        2,500 (2)
Francine Moss .................. 1/30/2003      10,000     0.25        2,500 (2)
Gina M. Scialla ................ 2/13/2003      40,000     0.25       10,000 (2)
Dennis Lane .................... 2/25/2003     100,000     0.25       25,000 (2)
Todd Berns ..................... 3/1/2003       20,000     0.25        5,000 (2)
Mark Anthony ................... 3/1/2003       11,000     0.25        2,750 (2)
Bob and Rita Brand JTWROS ...... 3/1/2003       10,000     0.25        2,500 (2)
Richard Martel ................. 3/1/2003        2,500     0.25          625 (2)
Tom and Patty Clarkson ......... 3/1/2003        5,000     0.25        1,250 (2)
James Charles .................. 3/1/2003       10,000     0.25        2,500 (2)
Richard Starke ................. 3/1/2003       10,000     0.25        2,500 (2)
Dominic Pope ................... 3/1/2003       10,000     0.25        2,500 (2)
Gerald F. Van Fleet ............ 3/1/2003        5,000     0.25        1,250 (2)
Thomas J. Walsh ................ 3/1/2003        4,000     0.25        1,000 (2)
Kevin Hacker ................... 3/1/2003        4,000     0.25        1,000 (2)
Col Shelley Lea Bennett ........ 3/1/2003        6,000     0.25        1,500 (2)
Tom Hill ....................... 3/1/2003        2,500     0.25          625 (2)
Larry Lipman ................... 3/6/2003       20,000     0.25        5,000 (2)
William Strauss ................ 3/11/2003      20,000     0.25        5,000 (2)
Gus Guilbert, Jr ............... 3/12/2003      20,000     0.25        5,000 (2)
Recapitalization due to reverse
  merger ....................... 3/31/2003   6,181,562     0.24    1,465,315
Mark Anthony ................... 4/1/2003       56,000     0.25       14,000 (2)
Joseph Pioppi .................. 4/1/2003       10,000     0.25        2,500 (2)
Shawn & Kimberly Witmer ........ 4/1/2003        8,000     0.25        2,000 (2)

Peter J. and Lisa Luthringer,
  JT. TEN ...................... 4/16/2003       5,000     0.25        1,250 (2)
Jill Trotter ................... 4/16/2003      20,000     0.25        5,000 (2)
Candice Pioppi ................. 4/16/2003      10,000     0.25        2,500 (2)
Gary Bryant .................... 4/16/2003      10,000     0.25        2,500 (2)
Cosmo A. Palmieri .............. 4/16/2003      10,000     0.25        2,500 (2)
Joseph H. and Sandre Dowling,
  JT. TEN ...................... 4/16/2003      10,000     0.25        2,500 (2)
Stephen Bushansky .............. 4/16/2003       5,000     0.25        1,250 (2)
Jack Drury ..................... 4/18/2003      10,000     0.25        2,500 (2)
Martin Berns ................... 9/30/2003      75,000     1.65      123,750 (3)
Martin Berns ................... 12/31/2003     75,000     1.65      123,750 (3)

Steve Adelstein ................ 6/30/2004     310,000     0.90      279,000 (3)
Tammi Shnider .................. 6/30/2004     123,000     0.90      110,700 (3)
Todd Adelstein ................. 6/30/2004     195,000     0.90      175,500 (3)
Joseph Porrello ................ 6/30/2004      50,000     0.90       45,000 (3)
Gus Guilbert Jr. ............... 6/30/2004      25,000     0.90       22,500 (3)
Tammi Shnider C/F Alex Shnider . 6/30/2004      36,000     0.90       32,400 (3)
Tammi Shnider C/F Ryan Shnider . 6/30/2004      11,000     0.90        9,900 (3)
Martin Berns ................... 7/31/2004      75,000     1.65      123,750 (3)
Martin Berns ................... 9/30/2004      30,000     1.50       45,000 (3)
James Yagielo .................. 10/29/2004      5,000     0.26        1,300 (4)
James Dyas ..................... 10/29/2004      5,000     0.26        1,300 (4)
Joseph Porrello ................ 10/29/2004     20,000     0.26        5,200 (4)
_________
All the sales of securities identified above except for the Recapitaluzation and Warrants total $1,227,550. The proceeds were used for working capital purposes. The exemption from registration provided by Section 4 (2) of the Securities Act was relied upon in connection with the issuance of all the shares set forth above, including the Recapitalization.
(1) Represents Warrants to purchase 500,000 shares. The Warrant price reduced to $1.00 on October 29, 2004. The underlying shares are covered by a Registration Statement filed with the SEC.
(2) Shares issued for payment received from Private Placement.
(3) Shares issued for conversion of debt.
(4) Shares issued for consulting services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of March 28, 2005, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                       Number of Shares
 Name and Address                      Beneficially Owned       Percent of Class
 ----------------                      ------------------       ----------------
Martin A. Berns (1)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                    2,409,546                 30.6%

Eugene H. Berns (1)(2)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                      542,500                  6.9%

Ivan L. Bial (1)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                      600,000                  7.6%

Dennis Lane (1)(3)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                      247,500                  3.1%

Joseph Porrello (1)(4)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                      125,552                  1.6%

James Dyas (1)(5)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                       20,000                  0.3%

Steve Adelstein
624 West Tropical Way
Plantation, FL 33317                        750,000                  9.5%

All officers and directors (6 persons)    4,695,098                 59.5%

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

                                        Date:  April 21, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         By:    /s/ Martin Berns
                Martin Berns, President, Chief Executive Officer
                and Director

         Date:  April 21, 2005


         By:    /s/ Eugene Berns
                Eugene Berns, Chairman

         Date:  April 21, 2005


         By:    /s/ Ivan Bial
                Ivan Bial, Vice President, Secretary and Director

         Date:  April 21, 2005


         By:    /s/ Dennis Lane
                Dennis Lane, Director

         Date:  April 21, 2005


         By:    /s/ James Dyas
                James Dyas, Chief Financial Officer and Director

         Date:  April 21, 2005