Form 10QSB
period 2005-03-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2005-05-16
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2005
                                            --------------

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.


                         Commission File Number: 0-32307
                                                 -------

                        MEDIANET GROUP TECHNOLOGIES, INC.
                        ---------------------------------
        (Exact name of small business issuer as specified in its charter)



                NEVADA                                    13-4067623
                ------                                    ----------
     (State or other jurisdiction                        (IRS Employer
   of incorporation or organization)                   Identification No.)


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

At May 15, 2005, the following shares were outstanding: 7,926,112

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                        MEDIANET GROUP TECHNOLOGIES, INC.


                                   FORM 10-QSB
                          Quarter Ended March 31, 2005

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements.............................................3

              Condensed Consolidated Balance Sheet
              March 31, 2005 (Unaudited).......................................4

              Condensed Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended March 31, 2005 and 2004...............5

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended March 31, 2005 and 2004...............6

              Notes to Condensed Consolidated Financial Statements.............7


     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations (Unaudited).......12


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


     Item 4 - Submission of Matters to a Vote of Security Holders.............16


     Item 5 - Other Information ..............................................16


     Item 6 - Exhibits and Reports on Form 8-K................................16


Signatures....................................................................17

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

(a) The unaudited financial statements of registrant for the three months ended March 31, 2005, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                        MEDIANET GROUP TECHNOLOGIES, INC.


                              FINANCIAL STATEMENTS


                          Quarter Ended March 31, 2005


                                    I N D E X



CONDENSED CONSOLIDATED BALANCE SHEET ..........................................4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ...............................5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ...............................6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................7-11

                         MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (UNAUDITED)

                                     ASSETS
Current assets:
  Cash and cash equivalents....................................    $     12,431
  Accounts receivable - net....................................          10,555
  Prepaid expenses.............................................           2,235
                                                                    -----------

          Total current assets.................................          25,221
                                                                    -----------

Property and equipment - net ..................................           1,352
                                                                    -----------

Other assets:
  Website and software development costs - net ................          22,090
  Trademark - net .............................................           3,100
  Film Library ................................................         866,264
  Joint Venture................................................          36,880
                                                                    -----------

          Total other assets ..................................         928,334
                                                                    -----------

          Total assets ........................................     $   954,907
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities.....................     $   111,223
  Due to stockholders..........................................          40,664
                                                                    -----------

          Total current liabilities ...........................         151,887
                                                                    -----------



          Total liabilities....................................         151,887
                                                                    -----------

Stockholders' equity
  Common stock - $.001 par value, 50,000,000 shares authorized;
    7,900,112 shares issued and outstanding ...................           7,900
  Additional paid-in-capital ..................................       2,850,492
  Additional paid-in-capital (stock options)...................          33,631
  Accumulated Deficit..........................................      (2,089,003)
                                                                    -----------

          Total stockholders' equity...........................         803,020
                                                                    -----------

          Total liabilities and stockholders' equity ..........     $   954,907
                                                                    ===========

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             For the Three
                                             Months Ended
                                             March 31,
                                             -------------
                                             2005         2004
                                             ----         ----

Revenues ...................             $   38,405   $   11,915

Cost of sales ..............                 10,600       17,419
                                           ----------   ----------

     Gross income (loss) ...                 27,805       (5,504)

Operating expenses .........                125,710       78,834
                                           ----------   ----------

     Loss from operations ..                (97,905)     (84,338)

Other expenses:

  Interest expense .........                      -       10,000
                                           ----------   ----------

     Net loss ..............             $  (97,905)  $  (94,338)
                                           ==========   ==========

Basic and diluted net loss
  per share ................             $    (0.01)  $    (0.01)
                                           ==========   ==========

Weighted average number of
  common shares outstanding.               7,807,675    6,771,556
                                           ==========   ==========

                 The accompanying notes are an integral part of the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the Three Months
                                                            Ended March 31,
                                                         -------------------

                                                            2005         2004
                                                      ------------ ------------

Cash Flows from operating activities:                 $            $
   Net Loss                                              (97,905)     (94,338)
Adjustments to reconcile net loss to net cash
used in operations:
   Depreciation and amortization                          16,084       12,536
   Stock issued for services                              15,000            0
   Stock options issued for services                      18,559            0
Changes in operating liabilities and assets:
   Accounts receivable                                    (9,704)           0
   Prepaid expense                                        (1,467)        (285)
   Accounts payable and accrued liabilities               (6,983)      16,997

                                                      ------------ ------------
Net cash used in operations                              (66,416)     (65,090)

Cash Flows from investing activities:
   Investment in joint venture                           (34,380)           0
                                                      ------------ ------------
      Net cash used in investing activities              (34,380)           0

Cash flows from financing activities

   Stock issued for cash                                  58,000            0
   Net proceeds from due to stockholders                  40,065       57,292
                                                      ------------ ------------
      Net cash provided by financing activities           98,065       57,292
                                                      ------------ ------------

Decrease in cash and cash equivalents                     (2,731)      (7,798)

Cash and cash equivalents, beginning of period            15,162        8,015
Cash and cash equivalents, end of period                  12,431          217
                                                      ============ ============

Supplemental disclosures of cash flow information:
   Cash paid for interest                             $       -    $      -
                                                      ============ ============
   Cash paid for income taxes                         $       -    $      -
                                                      ============ ============
Non-cash financing transactions
   Stock issued for services                             $15,000            0
                                                      ============ ============
   Stock options issued for services                     $18,559            0
                                                      ============ ============
   Stock issued for repayment of due to shareholder      $52,027            0
                                                      ============ ============


                 The accompanying notes are an integral part of the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2004.

         NATURE OF BUSINESS

         MediaNet Group Technologies, Inc., ( "we," "us," "our," the "Company"), was incorporated on June 4, 1999 in the State of Nevada under the name of Clamshell Enterprises, Inc. We changed our name to MediaNet Group Technologies, Inc., on May 22, 2003. We were organized for the purpose for creating a corporate vehicle to locate and acquire an operating business.


         BSP Rewards., Inc. (formerly "Shutterport"), a Florida corporation, was founded February 4, 2000. The Company was formed to become an online provider of branded, business to business and business to consumer web portals to a variety of businesses. The Company will act as an aggregator (to bring in a variety of interests to the portal), facilitator (to assist users in communicating with each other) and infomediary (to gather and supply information to users). The Company has developed a loyalty rewards program ("BSP Rewards") and began to sign member providers and merchants during its initial launch in 2004. The Company will charge merchants participating in BSP Rewards program, a percentage of the value of transactions it does.



         MERGER

         By a stock purchase agreement dated February 3, 2003 and approved by the board of directors effective March 31, 2003, ("Merger Date"), MEDIANET issued 5,926,662 shares of restricted common stock to the shareholders of BSP Rewards, Inc., in exchange for 100% of the issued and outstanding shares of BSP Rewards, Inc. Since the former stockholders of BSP Rewards, Inc., owned a majority of the issued and outstanding shares of common stock of Clamshell after the merger and private placement of Clamshell stock, this transaction was accounted for as a recapitalization of BSP Rewards Inc., whereby BSP Rewards Inc., is deemed to be the accounting acquirer and has adopted our capital structure.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         MERGER (Continued)

         The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At March 31, 2005, current liabilities exceeded current assets by $126,666.

         The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2005, the Company had an accumulated deficit of $2,089,003. The Company also realized net losses of $97,905 and $94,338 for the three months ended March 31, 2005 and 2004, respectively.

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

         STOCK TRANSACTIONS - OUTSTANDING WARRANTS

         Mid-Continental Securities Corp. holds warrants to purchase 400,000 shares of common stock at an exercise price of $1.00 per share. The warrants expire on December 31, 2005.

         On January 21, 2005 the Company issued stock options to two directors. A total of 50,000 options were granted to purchase shares of the Company's common stock with an expiration date of January 21, 2010.

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

         LONG-LIVED ASSETS

         The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future non-discounted cash flows derived from an asset were less than carrying value. No impairments have been recorded for the three months ended March 31, 2005 and 2004.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying value of which approximate fair value at March 31, 2005.

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

                                                      For the Three
                                                      Months Ended
                                                      March 31,
                                                      ------------
                                                   2005          2004
                                                   ----          ----

         NUMERATOR FOR BASIC AND DILUTED LPS
           Net loss to common shareholders ..  $  (97,905)  $   (94,338)
                                               ===========   ===========

         DENOMINATOR FOR BASIC AND DILUTED LPS
           Weighted average shares of common
           stock outstanding ..............     7,807,675     6,771,566
                                               ===========   ===========

         LPS - Basic and diluted ............  $    (.01)   $     (.01)
                                               ===========   ===========

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3. INCOME TAXES

         The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

         As of March 31, 2005, the Company has available federal net operating loss carry forwards to offset future taxable income. The federal net operating loss carry forwards of approximately $1,379,000 will expire during the years 2020 through 2024.

         The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carry forwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

4. CAPITAL STOCK

         The total number of shares of capital stock authorized to be issued by the Company is 50,000,000 shares of Common Stock, $.001 par value. Each share of capital stock entitles the holder thereof to one vote at each meeting of the stockholders of the Company.

5. LEGAL PROCEEDINGS

         From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is party or to which any of their property is subject.

6. COMMITMENTS AND CONTINGENCIES

         During the period of January 1, 2005 through March 31, 2005, the Company has signed Reseller and/or Member Provider Agreements the ("Agreements") with various individuals or companies. These agreements allow companies to become Resellers and/or Member Providers of licenses of the MediaNet portals, BSP Rewards and other products and services offered by the Company.

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

         During the first quarter of 2005, we signed an agreement with COX broadcasting in Orange County, California to broadcast 65 episodes of the Howdy Doody library.

         CONSULTING AGREEMENTS

         On March 1, 2005, the Company entered into a Consulting Agreement with Cameron Associates to provide consulting advice regarding capital structure, financing, M&A and operational matters, the Company agreed to issue 80,000 shares of common stock in exchange for their services.

         JOINT VENTURE

         On December 11, 2004 the Company, using its dba "Memory Lane Syndication", entered into an agreement with U Love Kids to form a partnership, "Songs from the Neighborhood - A Tribute to Mr. Rogers". The partnership will remarket Mr. Rogers films and memorabilia. As of March 31, 2005 the Company had invested $36,880 into the venture, which had not yet begun operations. The Company will account for its 50% of the venture using the equity method of accounting in accordance with EITF 02-14.

8. REVENUE RECOGNITION

         The Company recognizes revenue when there is pervasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining.

         Revenues recognized during the period ended March 31, 2005 and 2004 related to licensing agreements of the Company's film library totaled $11,357 and $0. The revenue from the Howdy Doody episodes are recognized in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films.

9. RECENT DEVELOPMENTS

         On January 21, 2005, the Company issued stock options to two directors of the Company. A total of 50,000 options were granted to purchase shares of the Company's common stock with an exercise price of $0.45 per share, which represents 50% of the closing bid price per share of the company's common stock on January 21, 2005. These 50,000 options have an expiration date of January 21, 2010 and vest over a two year period as follows:

                     -------------- ------------------------
                           Options      Date Exercisable
                     ============== ========================
                           16,666       January 21, 2005
                     -------------- ------------------------
                           16,666       January 21, 2006
                     -------------- ------------------------
                           16,668       January 21, 2007
                     -------------- ------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects"and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

OVERVIEW

Clamshell Enterprises, Inc. was organized under the laws of the State of Nevada on June 4, 1999 as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or similar type of transaction. On May 22, 2003 we changed our name to MediaNet Group Technologies, Inc.

On March 31, 2003 we completed the acquisition of all of the issued and outstanding shares of BSP Rewards, Inc., in a share exchange transaction. The former stockholders of BSP Rewards, Inc., acquired a majority of our issued and outstanding common stock as a result of completion of the share exchange transaction. Although the result of the share exchange transaction was that BSP Rewards, Inc., became our wholly-owned subsidiary, the transaction was accounted for as a recapitalization of BSP Rewards Inc., whereby BSP Rewards, Inc., was deemed to be the accounting acquirer and was deemed to have adopted our capital structure.

All of our current operations are carried on through BSP Rewards, Inc. and Memory Lane Syndication, Inc., our wholly-owned subsidiaries.


RESULTS OF OPERATIONS

We currently have limited business operations primarily related to our Brand-A-Port application software. This software has been in development for approximately 30 months and during this period we have sold a total of approximately 35 internet web portals at an average price of $995. We also receive a monthly fee of $79 per month for hosting and maintenance of these internet web portals.


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


On January 5, 2003, we completed the acquisition of 130 color episodes of the 1970's Howdy Doody television show. We market this intellectual property through video sales and television and radio syndication. The purchase price for this acquisition consisted of a promissory note in the original principal amount of $675,000 plus issuance of 200,000 shares of our common stock. On June 30, 2004 the note holder converted the principal note amount of $675,000 plus $20,000 of interest due under the note, for 750,000 common shares of the Company's stock.

There was net revenue recognized during the period ended March 31, 2005 of $11,357 from the Howdy Doody library.

As of March 31, 2005, we had cash on hand of approximately $12,431, but we are operating on a cash flow deficit of approximately $20,000 to $25,000 per month. For the quarter ended March 31, 2004, we had gross revenues from operations of $11,915, and a net loss of $94,338. For the quarter ended March 31, 2005, we had gross revenues from operations of $38,405, and a net loss of $97,905.

During the quarter ended March 31, 2004, net cash used in operations was $65,090, and during the quarter ended March 31, 2005, net cash used in operations was $66,416. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through debt and equity transactions with management. As a result, as of December 31, 2004, we had outstanding loans from stockholders totaling approximately $52,627, which consists of two short term notes of $42,027 and $10,600, each of which bears an annual interest rate of 6.750%, payable monthly. On October 1, 2003, the maturity dates of these notes were extended to January 1, 2005, at which time they became demand notes bearing interest commencing March 1, 2005 at 6%. Upon mutual agreement between the stockholders and the Company, these notes are convertible on a quarterly basis, into restricted common shares at market value (bid price) at the time of conversion. On March 28, 2005, the note for $42,027 was converted into shares of common stock.

During the period January 1, 2005 through March 31, 2005 management has provided an additional $ 30,064 of short term financing.

PLAN OF OPERATION

The Company is involved in web based application development, loyalty programs and intellectual properties. The operating divisions include:

         o        BrandAPort www.brandaport.com

         o        BSP Rewards www.bsprewards.com

         o Memory Lane Syndication www.memorylanesyndication.com and www.doodyville.com (Howdy Doody TV and videos)

         o        MediaNet Group Technologies www.MediaNetGroup.com


Our primary plan of operations is to develop our BSP Rewards business. The timing and the extent to which we are able to implement our expansion plan will primarily be dependent upon our ability to obtain outside working capital. Although management believes we have established a base through which we can continue to grow even without obtaining outside working capital, receipt of such capital would allow us to enhance our existing applications and commence a speedier and more complete marketing program.

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

The Company has signed a Rights Acquisition Agreement with GoodTimes Entertainment granting them a license to manufacture and distribute 40 of the Howdy Doody episodes to retailers and on the Internet. GoodTimes Entertainment commenced sales efforts in the fourth quarter of 2004 and will pay us a royalty of ten percent of the net wholesale price on any sales that are made. The Agreement has a term of five years, commencing on September 25, 2003. The Company has the right to terminate the Agreement if it does not receive at least $50,000 in royalties during the first two years of the Agreement. There is no assurance that GoodTimes Entertainment will be successful in selling videos and, accordingly, there is no assurance that we will realize any revenues under the terms of the agreement.

The Company has signed a second Licensing Agreement with Madacy Entertainment for certain episodes of its Howdy Doody library. The Agreement grants a license to Madacy Entertainment for 25 episodes to be produced as a DVD box set. The Company will receive a royalty of fifteen percent of the net wholesale price on all sales. The Company began receiving revenues during the fourth quarter of 2004. The term of the Agreement is for five years, commencing December 1, 2003. The Company has the right to terminate the Agreement if the Company does not receive at least $50,000 in royalties during the first two years.

Although we currently expect to incur an overall cash flow deficit from operations of up to $120,000 over the next twelve months, during that time we also expect to gradually decrease our monthly cash flow deficit by maintaining overhead at its current level while increasing our revenues from operations. In order to minimize the cash flow deficit, Martin Berns, CEO, has agreed to continue to defer the salary otherwise payable to him under his employment agreement. In addition, since October 1, 2003, he has loaned the Company a total of approximately $202,000 to fund the Company's cash flow deficits.

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

We will seek to gradually expand our operations in all areas during the next 12 months by establishing a base of resellers that will allow us to expand our marketing efforts for the BSP Rewards program with no increased overhead. We also intend to direct significant effort toward marketing the Howdy Doody episode library. Management believes BSP Rewards has the greatest potential for growth and production of revenue.

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


ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated there under. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

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

         On January 18, 2005 Mid Continental Securities Corp exercised 8,000 warrant shares at $1.00 per share.

         On March 28, 2005, Martin Berns, the Company's President and CEO, converted $20,000 of accrued salary owed to him by the Company, in exchange for 20,833 restricted shares of the Company's common stock at a per share price of $0.96. The $0.96 per share price for the conversion of debt owed to Martin Berns is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on March 28, 2005.

         On March 28, 2005, Mid-Continental Securities Corp. exercised warrants to purchase 50,000 shares at $1.00 per share.

         On March 31, 2005 the company issued 15,000 shares of restricted common stock to Cameron Associates for consulting services at $1.00 per share.

         On April 1, 2005 the company issued 15,000 shares of restricted common stock to Cameron Associates for consulting services at $1.00 per share.

         On May 1, 2005 the Company issued 11,000 shares of restricted common stock to Cameron Associates for consulting services at $1.00 per share

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

(b) Reports On Form 8-K

         o On January 31, 2005, the Company filed a Form 8-K dated January 31, 2005 reporting under ITEM 5.02 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS, stating that the Company's Board of Directors had elected Thomas Hill to serve on its Board of Directors.

         o On February 16, 2005, the Company filed a Form 8-K dated February 16, 2005 reporting under ITEM 5.02 DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS, stating that the Company's Board of Directors had elected Lawrence Lipman to serve on its Board of Directors.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEDIANET GROUP TECHNOLOGIES, INC.


Date: May 16, 2005                  By: /s/  Martin Berns
     --------------                 ----------------------------
                                        Martin Berns
                                        President and Chief Executive Officer


Date: May 16, 2005                  By: /s/ James Dyas
     --------------                 ----------------------------
                                        James Dyas
                                        Chief Financial Officer