Form 10QSB
period 2005-06-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2005-08-16
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2005
                                            -------------

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


                                 Not Applicable
                                 --------------
                  (Former address if changed since last report)

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

At August 5, 2005, the following shares were outstanding: 8,741,112

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                        MEDIANET GROUP TECHNOLOGIES, INC.


                                   FORM 10-QSB
                           Quarter Ended June 30, 2005

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements.............................................3

              Condensed Consolidated Balance Sheet
              June 30, 2005 (Unaudited)........................................4

              Condensed Consolidated Statements of Operations (Unaudited)
              For the Three and Six Months Ended June 30,2005 and 2004.........5

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended June 30, 2005 and 2004..................6

              Notes to Condensed Consolidated Financial Statements.............7


     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations (Unaudited).......13


     Item 3 - Controls and Procedures.........................................17


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings...............................................18


     Item 2 - Changes in Securities and use of Proceeds.......................18


     Item 3 - Default upon Senior Securities..................................19


     Item 4 - Submission of Matters to a Vote of Security Holders.............19


     Item 5 - Other Information ..............................................19


     Item 6 - Exhibits and Reports on Form 8-K................................20


Signatures....................................................................21

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                        MEDIANET GROUP TECHNOLOGIES, INC.


                              FINANCIAL STATEMENTS


                           Quarter Ended June 30, 2005


                                    I N D E X



CONDENSED CONSOLIDATED BALANCE SHEET ..........................................4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ...............................5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ...............................6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................7-12

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (UNAUDITED)

                                     ASSETS

Current assets:
  Cash and cash equivalents....................................     $   222,689
  Prepaid expenses.............................................           4,027
                                                                    -----------

          Total current assets.................................         226,716
                                                                    -----------

Property and equipment - net ..................................             489
                                                                    -----------

Other assets:
  Website and software development costs - net ................          10,817
  Trademark - net .............................................           3,000
  Film Library ................................................         865,449
  Investment Joint Venture ....................................          55,829
                                                                    -----------

          Total other assets ..................................         935,095
                                                                    -----------

          Total assets ........................................     $ 1,162,300
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities.....................     $   101,606
  Due to stockholder ..........................................          43,337
                                                                    -----------

          Total current liabilities ...........................         144,943
                                                                    -----------



          Total liabilities....................................         144,943
                                                                    -----------

Stockholders' equity
  Common stock - $.001 par value, 50,000,000 shares authorized;
    8,715,112 shares issued and outstanding ...................           8,716
  Additional paid-in-capital ..................................       3,292,619
  Additional paid-in-capital (stock options)...................          40,357
  Accumulated Deficit..........................................      (2,324,335)
                                                                    -----------

          Total stockholders' equity...........................       1,017,357
                                                                    -----------

          Total liabilities and stockholders' equity ..........     $ 1,162,300
                                                                    ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                               MEDIANET GROUP TECHNOLOGIES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                       For the Three Months Ended     For the Six Months Ended
                                                June, 30                      June, 30
                                                --------                      --------
                                           2005           2004           2005           2004
                                           ----           ----           ----           ----
Revenues
  Sales revenues ...................   $    13,177    $    38,186    $    51,582    $    50,101

Cost of sales ......................        37,325         13,035         47,925         30,454
                                       -----------    -----------    -----------    -----------

Gross income (loss) ................       (24,148)        25,151          3,657         19,647

Operating expenses .................       152,910         72,717        336,893        151,553
                                       -----------    -----------    -----------    -----------

Loss from operations ...............      (177,058)       (47,566)      (333,236)      (131,906)

Other income (expense)
  Interest expense .................             -         20,000              -         30,000
                                       -----------    -----------    -----------    -----------
Total other income (expense) .......             -         20,000              -         30,000

          Net loss .................   $  (177,058)   $   (67,566)   $  (333,236)   $  (161,906)
                                       ===========    ===========    ===========    ===========

Basic and diluted net loss per share   $     (0.02)   $     (0.01)   $     (0.04)   $     (0.02)
                                       ===========    ===========    ===========    ===========

Weighted average number of
  common shares outstanding ........     8,043,958      7,521,566      7,926,469      6,775,687
                                       ===========    ===========    ===========    ===========

                         The accompanying notes are an integral part of
                        the condensed consolidated financial statements.

                                               5

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Six Months
                                                             Ended June 30,
                                                           ------------------
                                                           2005          2004
                                                           ----          ----
Cash Flows from operating activities:
   Net Loss ........................................    $(333,236)    $(161,906)
Adjustments to reconcile net loss to
 net cash used in operations:
   Depreciation and amortization ...................       29,135        25,072
   Stock issued for services .......................      117,960             -
   Stock options issued for services ...............       25,285             -
Changes in operating liabilities and assets:
   Accounts receivable .............................          851       (19,750)
   Prepaid expense .................................       (3,259)         (285)
   Accounts payable and accrued liabilities ........      (16,630)       84,500

                                                        ---------     ---------
Net cash used in operations ........................     (179,894)      (72,369)

Cash Flows from investing activities:
   Investment in joint venture .....................      (53,329)            -
                                                        ---------     ---------
      Net cash used in investing activities ........      (53,329)            -

Cash flows from financing activities:

   Stock issued for cash ...........................      397,982             -
   Net proceeds from due to stockholders ...........       42,768        65,542
                                                        ---------     ---------
      Net cash provided by financing activities ....      440,750        65,542
                                                        ---------     ---------

Increase (Decrease) in cash and cash equivalents ...      207,527        (6,827)

Cash and cash equivalents, beginning of period .....       15,162         8,015
Cash and cash equivalents, end of period ...........      222,689         1,188
                                                        =========     =========

Supplemental disclosures of cash flow information:

   Cash paid for interest ..........................    $       -     $       -
                                                        =========     =========
   Cash paid for income taxes ......................    $       -     $       -
                                                        =========     =========
Non-cash financing transactions:
   Stock issued for services .......................    $ 117,960             -
                                                        =========     =========
   Stock options issued for services ...............    $  25,285             -
                                                        =========     =========
   Stock issued for repayment of due to shareholder     $  52,028
                                                        =========     =========
   Stock issued for film library ...................            -       675,000
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2004.

   NATURE OF BUSINESS

      MediaNet Group Technologies, Inc., ( "we," "us," "our," the "Company"), was incorporated on June 4, 1999 in the State of Nevada.

      Brand-A-Port, Inc. (formerly "ShutterPort"), a Florida corporation, was founded February 4, 2000. The Company was formed to become an online provider of branded, business to business and business to consumer web portals to a variety of businesses. The Company acts as an aggregator (to bring in a variety of interests to the portal), facilitator (to assist users in communicating with each other)and infomediary (to gather and supply information to users).

      The Company has developed a loyalty rewards program ("BSP Rewards") and began to sign member providers and merchants during its initial launch in 2004. The Company private brands the program and charges merchants participating in BSP Rewards program, a fee or a percentage of the value of sales it transacts through the BSP system.

      The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At June 30, 2005, current assets exceeded current liabilities by $81,773.

      The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2005, the Company had an accumulated deficit of $2,324,335. The Company also realized net losses of $333,236 and $161,906 for the six months ended June 30, 2005 and 2004,respectively.

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

   STOCK TRANSACTIONS - OUTSTANDING WARRANTS

      The following table summarizes the warrants outstanding as of June
      30,2005.

                                             Warrants     Exercise    Expiration
      Warrant Holder                       Outstanding      Price        Date
      --------------                       -----------    --------    ----------

      Mid-Continental Securities             400,000        1.00       12/5/2005
      Lempert Brothers International USA       7,000        1.00       6/23/2008
      John J. Plunkett                         1,400        1.00       6/23/2008
      Brian K. Coventry                        5,600        1.00       6/23/2008
      Other various holders                  175,000        1.00       6/23/2008
      Lempert Brothers International USA      28,000        0.55       6/23/2010
      John J. Plunkett                         5,600        0.55       6/23/2010
      Brian K. Coventry                       22,400        0.55       6/23/2010
                                             -------
      Total Outstanding Warrants             645,000
                                             =======

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

   LONG-LIVED ASSETS

      The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future non-discounted cash flows derived from an asset were less than carrying value. In the opinion of management there was no impairment of assets as of June 30, 2005 and 2004.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying value of which approximate fair value at June 30, 2005.

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

      As of June 30, 2005, the Company has available federal net operating loss carry forwards to offset future taxable income. The federal net operating loss carry forwards of approximately $1,379,000 will expire during the years 2020 through 2024.

      The Company has recorded a full valuation allowance against the deferred tax assets, including the federal and state net operating loss carry forwards as management believes that it is more likely than not that substantially all of the deferred tax assets will not be realized.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

7. CONSULTING AND SALES AGREEMENTS

      During the period of January 1, 2005 through June 30, 2005, the Company has signed Marketing Partner and/or Member Provider Agreements the ("Agreements") with various individuals or companies. These agreements allow companies to become Marketing Partners and/or Member Providers of licenses of the MediaNet portals, BSP Rewards and other products and services offered by the Company.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. CONSULTING AND SALES AGREEMENTS (Continued)

      On March 1, 2005, the Company entered into a Consulting Agreement with Cameron Associates to provide consulting advice regarding capital structure, financing, M&A and operational matters. The Company agreed to issue 80,000 shares of common stock in exchange for their services. As of June 30, 2005 we have issued 54,000 shares at $1.10 per share. This has resulted in a charge to consulting expense of $59,400 as of June 30.

      On June 6, 2005, we entered into a one-year consulting agreement with Stanton, Walker & Company, to counsel the Company with regard to strategic business plans, identify potential business partners, corporate planning and/or other business consulting needs. As consideration for such services, we agreed to issue to Richard P. Stanton and Richard H. Walker 125,000 shares of the Company's common stock. As of June 30, we have issued 33,000 shares to Richard P. Stanton and 33,000 shares to Richard H. Walker at $0.55 per share. This has resulted in a charge to consulting expense of $36,300 as of June 30.

8. JOINT VENTURE

      On December 11, 2004 the Company, using its dba "Memory Lane Syndication", entered into an agreement with U Love Kids to form a partnership, "Songs from the Neighborhood - A Tribute to Mr. Rogers". The partnership will produce an original CD/DVD of songs written by Fred Rogers. As of JUNE 30, 2005 the Company had invested $55,829 into the venture, which had not yet begun operations. The Company will account for its 50% of the venture using the equity method of accounting in accordance with EITF 02-14.

9. REVENUE RECOGNITION

      The Company recognizes revenue when there is pervasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining.

      Revenues recognized during the period ended June 30, 2005 and 2004 related to licensing agreements of the Company's film library totaled $12,721 and $0. The revenue from the Howdy Doody episodes are recognized in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. RECENT DEVELOPMENTS

      On January 21, 2005, the Company issued options to purchase 50,000 shares of common stock to two directors. The options are exercisable at $0.45 per share, which represents 50% of the closing bid price per share of the company's common stock on January 21, 2005. The options have an expiration date of January 21, 2010 and vest over a two year period. A charge against earnings has been recorded for the value of the options.

             Options         Date Exercisable         Value of Options
             -------         ----------------         ----------------
             16,666          January 21, 2005              $11,833
             16,666          January 21, 2006              $11,833
             16,668          January 21, 2007              $11,834

      The Company used the Black-Scholes option pricing model to determine the fair value of the option grants. The assumptions were applied as follows:

                 Interest Rate                         3.85%
                 Dividend yield                        0.00%
                 Expected volatility                   83.2%
                 Expected life in years                  5

      On June 23, 2005, we consummated the private sale of seven units, each unit consisting of 100,000 shares of common stock and a three-year warrant to purchase an additional 25,000 shares. Such warrants are exercisable at $1.00 per share. The per unit cost was $55,000. The offering was made through Lempert Brothers International U.S.A., Inc. acting as underwriter. The total offering price was $385,000. The underwriter received a commission of $30,800, reimbursement of expenses totaling $11,368, including underwriter's legal fees of $5,518, and five-year warrants to purchase 70,000 shares of common stock, 56,000 exercisable at $.55 per share and 14,000 exercisable at $1.00 per share. A charge against earnings of $22,260 has been recorded in the period ending June 30, 2005 for the Warrants issued to the underwriter for their services.

      The Company used the Black-Scholes option pricing model to determine the fair value of the stock grants. The assumptions were applied as follows:

                 Interest Rate                         3.85%
                 Dividend yield                        0.00
                 Expected volatility                   107 %
                 Expected life in years                3-5

11. SUBSEQUENT EVENTS

      On August 1, 2005 the Company issued options to purchase 25,000 shares of common stock to a director. The options are exercisable at $0.19 per share, which represents 50% of the closing bid price per share of the company's common stock on August 1, 2005.

                        MEDIANET GROUP TECHNOLOGIES, INC.

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

      On March 31, 2003 we completed the acquisition of all of the issued and outstanding shares of Brand-A-Port, Inc., in a share exchange transaction. The former stockholders of Brand-A-Port, Inc., acquired a majority of our issued and outstanding common stock as a result of completion of the share exchange transaction. Although the result of the share exchange transaction was that Brand-A-Port, Inc., became our wholly-owned subsidiary, the transaction was accounted for as a recapitalization of Brand-A-Port, Inc., whereby Brand-A-Port, Inc., was deemed to be the accounting acquirer and was deemed to have adopted our capital structure.

      All of our current operations are carried on through Brand-A-Port, Inc. BSP Rewards, Inc. and Memory Lane Syndication, Inc., our wholly-owned subsidiaries.

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

      We market our products and services primarily through third party resellers who are paid on a commission basis. We have signed 17 marketing partner agreements which are non-exclusive and we anticipate that we will sign agreements with additional resellers in the future. The Agreements, which generally have a term of one year with automatic one-year renewals.

                        MEDIANET GROUP TECHNOLOGIES, INC.

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

RESULTS OF OPERATIONS

      Our current operations are primarily related to our BSP Rewards and Brand-A-Port application software. This software was in development for approximately 30 months and during that period we sold a total of 35 internet web portals at an average price of $995. We also receive a monthly fee of $79 per month for hosting and maintenance of these internet web portals. The program is out of development and is fully operational.

      We developed the BSP Rewards program during 2003. The development and beta testing of this program was completed in December 2003, and commenced initial operations in January 2004. Operations consist primarily of a sale program offering the BSP Rewards program application to companies, organizations, and retail merchants, including both merchants with physical store locations and internet websites. To date, no significant revenues have been generated.

      Operating expenses were $336,893 during the six months ended June 30, 2005 as compared to $151,553 for the same period in 2004, an increase of $185,340 or 122%. The major increase is attributable to the increased cost of consulting fees of $180,655 (see notes 7 & 10) and Amortization of the Howdy Doody Film Library of $4,356.

      As of June 30, 2005, we had cash on hand of approximately $222,689. For the quarter ended June 30, 2004, we had gross revenues from operations of $50,101, and a net loss of $72,369. For the quarter ended June 30, 2005, we had gross revenues from operations of $51,582, and a net loss of $333,236.

      During the quarter ended June 30, 2004, net cash used in operations was $106,270, and during the quarter ended June 30, 2005, net cash used in operations was $179,894. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

      We have funded our cash shortage and obtained the cash necessary to continue operations primarily through debt and equity transactions with management. As a result, as of December 31, 2004, we had outstanding loans from stockholders totaling approximately $52,627, which consists of two short term notes of $42,027 and $10,600, each of which bears an annual interest rate of 6.750%, payable monthly. On October 1, 2003, the maturity dates of these notes were extended to January 1, 2005, at which time they became demand notes bearing interest commencing March 1, 2005 at 6%. Upon mutual agreement between the stockholders and the Company, these notes are convertible on a quarterly basis, into restricted common shares at market value (bid price) at the time of conversion. On March 28, 2005, the note for $42,027 was converted into 44,129 shares of common stock.

      During the period January 1, 2005 through June 30, 2005 management has provided an additional $ 43,337 of short term financing.

                        MEDIANET GROUP TECHNOLOGIES, INC.

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

      The timing and the extent to which we are able to implement our expansion plan will primarily be dependent upon our ability to obtain sales and/or outside working capital. Although management believes we have established a base through which we can continue to grow even without obtaining outside working capital, receipt of such capital would allow us to enhance our existing applications and commence a speedier and more complete marketing program.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.

      The Company has signed a Rights Acquisition Agreement with GoodTimes Entertainment granting them a license to manufacture and distribute 40 of the Howdy Doody episodes to retailers and on the Internet. GoodTimes Entertainment commenced sales efforts in the last quarter of 2004 and will pay us a royalty of ten percent of the net wholesale price on any sales that are made. The Agreement has a term of five years, commencing on September 25, 2003. The Company has the right to terminate the Agreement if it does not receive at least $50,000 in royalties during the first two years of the Agreement. There is no assurance that GoodTimes Entertainment will be successful in selling videos and, accordingly, there is no assurance that we will realize any revenues under the terms of the agreement.

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

      Based on the receipt of approximately $335,000 from a recent private sale of securities, management believes we can continue current business operations, and continue the current gradual expansion of our operations for the next twelve months. However, until operating revenues increase significantly, we will continue to seek outside funding for the purpose of accelerating the expansion of our operations.

      We will seek to gradually expand our operations in all areas during the next 12 months by establishing a base of resellers that will allow us to expand our marketing efforts for the BSP Rewards program with minimal or no increased overhead. We also intend to direct significant effort toward marketing the Howdy Doody episode library. Management believes BSP Rewards has the greatest potential for growth and production of revenue.

RISK FACTOR

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

                        MEDIANET GROUP TECHNOLOGIES, INC.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      A. On April 1, 2005 the company issued 15,000 shares of restricted common stock to Cameron Associates for consulting services at $1.10 per share.

      B. On May 1, 2005 the Company issued 11,000 shares of restricted common stock to Cameron Associates for consulting services at $1.10 per share.

      C. On May 19, 2005 the company issued 10,000 shares of restricted common stock to Cosmo Palmieri at $0.25 per share.

      D. On June 1, 2005 the Company issued 13,000 shares of restricted common stock to Cameron Associates for Consulting services at $1.10 per share.

      E. On June 16, 2005 the Company issued 33,000 shares to Richard Stanton pursuant to a consulting agreement for services at $0.55 per share.

         On June 16, 2005 the Company issued 33,000 shares to Richard Walker pursuant to a consulting agreement for services at $0.55 per share.

      F. On June 23, 2005 the Company consummated the private sale of seven (7) units, each unit consisting of 100,000 shares of restricted common stock and a 3 year warrant to purchase 25,000 shares of common stock at an exercise price of $1.00 per share to a group of accredited investors (Gregory Fortunoff 100,000 shares, Michael Cahr 200,000 shares, and Sandra Pessin 400,000 shares) at $55,000 per unit.

         The shares were sold through Lempert Brothers International, USA Inc., acting as underwriter.

         The total offering price was $385,000.00. The underwriter received a commission of $30,800., reimbursement of expenses of $11,368, including underwriter's legal fees of $5,518, and warrants to purchase 70,000 shares of common stock, 56,000 exercisable at $0.55 per share and 14,000 exercisable at $1.00 per share.

         See note 1 of the notes to financial statements for information regarding the warrants issued to investors and the underwriter.

      G. The registrant relied on the exemptions from registration provided by Regulation D of the General Rules and Regulations promulgated under the Securities Act of 1933 and Section 4 (2) of such Act in connection with the sale of securities set forth in A through F above.

                        MEDIANET GROUP TECHNOLOGIES, INC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its annual Meeting of Stockholders on July 28, 2005. The following matters were voted upon at the Annual Meeting of Shareholders.


      1. Election of a Board of Directors

                                        Number of Shares Voted
                                        ----------------------
            NAME                           FOR        WITHHELD
      ---------------                   ---------     --------

      Eugene H. Berns - Chairman        5,057,998        0
      Martin A. Berns                   5,057,998        0
      James M. Dyas                     5,057,998        0
      Ivan Bial                         5,057,998        0
      Joseph Porrello                   5,057,998        0
      Dennis Lane                       5,057,998        0
      Thomas Hill                       5,057,998        0
      Lawrence Lipman                   5,057,998        0


      2. Ratification of Incentive and Non-Statutory Stock Option Plan

                                              Number of Shares Voted
                                        ---------------------------------
                                           FOR        Against     Abstain
                                        ---------     -------     -------

      MediaNet Group Technologies, Inc
      Incentive and Non-Statutory
      Stock Option Plan                 5,057,998        0           0


ITEM 5. OTHER INFORMATION

      On August 1, 2005 the Company issued options to purchase 25,000 shares of common stock to a director. The options are exercisable at $0.19 per share, which represents 50% of the closing bid price per share of the company's common stock on August 1, 2005. The options have an expiration of August 1, 2010 and vest over a two year period.

                        MEDIANET GROUP TECHNOLOGIES, INC.

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

    o On June 24,2005, the Company filed a Form 8-K dated June 23, 2005 reporting under ITEM 3.02 UNREGISTERED SALE OF EQUITY SECURITIES, stating that the Company consummated to five (5) accredited investors the private sale of 700,000 shares of its common stock and three (3) year warrants to purchase 175,000 share of common stock at an exercise price of $1.00 per share.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDIANET GROUP TECHNOLOGIES, INC.


Date: August 15, 2005                  By: /s/  Martin Berns
                                           Martin Berns
                                           President and Chief Executive Officer


Date: August 15, 2005                  By: /s/ James Dyas
                                           James Dyas
                                           Chief Financial Officer