Form 10QSB
period 2005-09-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2005-11-04
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2005
                                            ------------------

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


                                 Not Applicable
                  ---------------------------------------------
                  (Former address if changed since last report)

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

At November 4, 2005, the following shares were outstanding: 9,098,688

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                        MEDIANET GROUP TECHNOLOGIES, INC.


                                   FORM 10-QSB
                        Quarter Ended September 30, 2005

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements.............................................3

              Condensed Consolidated Balance Sheet
              September 30, 2005 (Unaudited)...................................4

              Condensed Consolidated Statements of Operations (Unaudited)
              For the Three and Nine Months Ended September 30, 2005 and 2004..5

              Condensed Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended September 30, 2005 and 2004............6

              Notes to Condensed Consolidated Financial Statements.............7


     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations...................13


     Item 3 - Controls and Procedures.........................................17


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings...............................................18


     Item 2 - Changes in Securities and Use of Proceeds.......................18


     Item 3 - Default upon Senior Securities..................................18


     Item 4 - Submission of Matters to a Vote of Security Holders.............18


     Item 5 - Other Information ..............................................18


     Item 6 - Exhibits and Reports on Form 8-K................................19


Signatures....................................................................20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                        MEDIANET GROUP TECHNOLOGIES, INC.


                              FINANCIAL STATEMENTS


                        Quarter Ended September 30, 2005


                                    I N D E X



CONDENSED CONSOLIDATED BALANCE SHEET ..........................................4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS ...............................5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ...............................6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........................7-12

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (UNAUDITED)


                                     ASSETS

Current assets:
  Cash and cash equivalents....................................     $    98,368
  Accounts receivable - net ...................................          16,000
  Prepaid expenses.............................................             285
                                                                    -----------

          Total current assets.................................         114,653
                                                                    -----------

Property and equipment - net ...................................          6,495
                                                                    -----------

Other assets:
  Website and software development costs - net ................               -
  Trademark - net .............................................           2,900
  Film Library ................................................         863,643
  Investment Mister Rogers.....................................         210,032
                                                                    -----------

          Total other assets ..................................       1,076,575
                                                                    -----------

          Total assets ........................................     $ 1,197,723
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities.....................     $   148,651
  Due to stockholder...........................................          42,001
                                                                    -----------

          Total current liabilities ...........................         190,652
                                                                    -----------

          Total liabilities....................................         190,652
                                                                    -----------

Stockholders' equity
  Common stock - $.001 par value, 50,000,000 shares authorized;
    8,953,233 shares issued and outstanding ...................           8,954
  Additional paid-in-capital ..................................       3,418,041
  Additional paid-in-capital (stock options)...................          49,895
  Accumulated deficit..........................................      (2,469,819)
                                                                    -----------

          Total stockholders' equity...........................       1,007,071
                                                                    -----------

          Total liabilities and stockholders' equity ..........     $ 1,197,723
                                                                    ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                               MEDIANET GROUP TECHNOLOGIES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)

                                      For the Three Months Ended     For the Nine Months Ended
                                             September 30,                 September 30,
                                             -------------                 -------------
                                          2005           2004           2005           2004
                                          ----           ----           ----           ----
Revenues
  Sales revenues ...................  $    38,929    $    32,896    $    90,511    $    82,286

Cost of sales ......................       29,802         13,924         77,727         44,378
                                      -----------    -----------    -----------    -----------

Gross income .......................        9,127         18,972         12,784         37,908

Operating expenses .................      154,611         73,757        491,504        224,285
                                      -----------    -----------    -----------    -----------

Loss from operations ...............     (145,484)       (54,785)      (478,720)      (186,377)


Other income (expense)
  Interest expense .................            -              -              -        (30,000)
                                      -----------    -----------    -----------    -----------
Total other income (expense) .......            -              -              -        (30,000)

          Net loss .................  $  (145,484)   $   (54,785)   $  (478,720)   $  (216,377)
                                      ===========    ===========    ===========    ===========

                                      ===========    ===========    ===========    ===========
Basic and diluted net loss per share  $     (0.02)   $     (0.01)   $     (0.06)   $     (0.03)
                                      ===========    ===========    ===========    ===========

Weighted average number of
  common shares outstanding ........    8,752,589      7,571,294      8,204,869      7,040,088
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

                                               5

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Nine Months
                                                          Ended September 30,
                                                        -----------------------
                                                           2005          2004
                                                        ---------     ---------
Cash Flow from operating activities:
   Net loss ........................................    $(478,720)    $(216,377)
Adjustments to reconcile net loss to net cash used
 in operations:
   Depreciation and amortization ...................       42,347        37,608
   Stock issued for services .......................      143,620             0
   Stock options issued for services ...............       34,823             0
Changes in operating assets and liabilities:
   Accounts receivable .............................      (15,149)       (8,646)
   Prepaid expense .................................          483        (5,266)
   Accounts payable and accrued liabilities ........       30,445        14,533

                                                        ---------     ---------
Net cash used in operations ........................     (242,151)     (178,148)

Cash Flows from investing activities:
   Mr. Rogers Production Costs .....................     (107,532)            0
   Addition to property, plant & equipment .........       (6,495)            0
                                                        ---------     ---------
      Net cash used in investing activities ........     (114,027)            0

Cash flows from financing activities
   Stock issued for cash ...........................      397,982             0
   Net proceeds from due to stockholders ...........       41,402       170,883
                                                        ---------     ---------
      Net cash provided by financing activities ....      439,384       170,883
                                                        ---------     ---------

Increase in cash and cash equivalents ..............       83,206        (7,265)

Cash and cash equivalents, beginning of period .....       15,162         8,015
                                                        ---------     ---------
Cash and cash equivalents, end of period ...........       98,368           750
                                                        =========     =========

Non-cash financing transactions
   Stock issued for services .......................      143,620             0
                                                        =========     =========
   Stock options issued for services ...............       34,823             0
                                                        =========     =========
   Stock issued for repayment of due to shareholder        52,028       168,750
                                                        =========     =========
   Stock issued for Subsidiary Interest ............      100,000             0
                                                        =========     =========
   Stock issued for film library ...................            0       675,000
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2004.

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

      The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At September 30, 2005, current liabilities exceeded current assets by $75,999.

      The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2005, the Company had an accumulated deficit of $2,469,819. The Company also realized net losses of $478,720 and $216,377 for the nine months ended September 30, 2005 and 2004, respectively.

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

   STOCK TRANSACTIONS - OUTSTANDING WARRANTS

      The following table summarizes the warrants outstanding as of September 30, 2005.

                                            Warrants     Exercise   Expiration
      Warrant Holder                       Outstanding    Price        Date
      --------------                       -----------    -----        ----
      Mid-Continental Securities             400,000       1.00      12/5/2005
      Lempert Brothers International USA       7,000       1.00      6/23/2008
      John J. Plunkett                         1,400       1.00      6/23/2008
      Brian K. Coventry                        5,600       1.00      6/23/2008
      Other various holders                  175,000       1.00      6/23/2008
      Lempert Brothers International USA      28,000       0.55      6/23/2010
      John J. Plunkett                         5,600       0.55      6/23/2010
      Brian K. Coventry                       22,400       0.55      6/23/2010
      Tammi Shnider                          250,000       1.50     12/31/2008
                                             -------
      Total Outstanding Warrants             895,000
                                             =======

      On January 21, 2005, the Company issued stock options to two directors. A total of 50,000 options were granted to purchase shares of the Company's common stock with an exercise price of $0.45 per share, which represents 50% of the closing bid price per share of the company's common stock on January 21, 2005. These 50,000 options have an expiration date of January 21, 2010 and vest over a two year period as follows:

                            Options          Date Exercisable
                            -------          ----------------
                            16,666           January 21, 2005
                            16,666           January 21, 2006
                            16,668           January 21, 2007

      On August 1, 2005, the Company issued stock options to a director. A total of 25,000 options were granted to purchase shares of the Company's common stock with an exercise price of $0.19 per share, which represents 50% of the closing bid price per share of the company's common stock on July 31, 2005. These 25,000 options have an expiration date of August 1, 2010 and vest over a two year period as follows:

                            Options          Date Exercisable
                            -------          ----------------
                             8,333            August 1, 2005
                             8,333            August 1, 2006
                             8,334            August 1, 2007

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

   LONG-LIVED ASSETS

      The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future non-discounted cash flows derived from an asset were less than carrying value. In the opinion of management there was no impairment of assets as of September 30, 2005 and 2004.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying value of which approximate fair value at September 30, 2005.

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

      As of September 30, 2005, the Company has available federal net operating loss carry forwards to offset future taxable income. The federal net operating loss carry forwards of approximately $1,379,000 will expire during the years 2020 through 2024.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. INCOME TAXES (Continued)

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

7. CONSULTING AND SALES AGREEMENTS

      During the period of January 1, 2005 through September 30, 2005, the Company has signed Marketing Partner and/or Member Provider Agreements the ("Agreements") with various individuals or companies. These agreements allow companies to become Marketing Partners and/or Member Providers of licenses of the MediaNet portals, BSP Rewards and other products and services offered by the Company.

      The terms of these agreements are generally 1 year from the effective date, and can be renewed for successive 1 year periods after the initial 1 year term, if agreed by both parties in writing within 30 days of license expiration. Either party may terminate the "AGREEMENT" on 60 days written notice during a renewed term.

      On March 1, 2005, the Company entered into a Consulting Agreement with Cameron Associates to provide consulting advice regarding capital structure, financing, M&A and operational matters. The Company agreed to issue 80,000 shares of common stock in exchange for their services. As of September 30, 2005 we have issued 80,000 shares valued at $1.10 per share. This has resulted in a charge to consulting expense of $88,000 as of September 30.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. CONSULTING AND SALES AGREEMENTS (Continued)

      On June 6, 2005, we entered into a one-year consulting agreement with Stanton, Walker & Company, to counsel the Company with regard to strategic business plans, identify potential business partners, corporate planning and/or other business consulting needs. As consideration for such services, we agreed to issue to Richard P. Stanton and Richard H. Walker 125,000 shares of the Company's common stock. As of September 30, we have issued 33,000 shares to Richard P. Stanton and 33,000 shares to Richard H. Walker valued at $0.55 per share. This has resulted in a charge to consulting expense of $36,300 as of September 30.

8. JOINT VENTURE

      On December 11, 2004 the Company, using its dba "Memory Lane Syndication", entered into an agreement with U Love Kids, Inc. to form a partnership, "Songs From The Neighborhood - A Tribute To Mr. Rogers". The partnership will produce an original CD/DVD of songs written by Fred Rogers.

      On September 23, 2005, the Company in a stock transaction purchased the 50% interest held by U Love Kids, Inc. The company issued 212,121 restricted common shares at $0.33 per share and a three (3) year warrant to purchase 250,000 common shares at $1.50 per share with an expiration date of December 31, 2005.

9. REVENUE RECOGNITION

      The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining.

      Revenues recognized during the period ended September 30, 2005 and 2004 related to licensing agreements of the Company's film library totaled $17,674 and $0. The revenue from the Howdy Doody episodes are recognized in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films.

10. RECENT DEVELOPMENTS

      On August 1, 2005, the Company issued options to purchase 25,000 shares of common stock to a director. The options are exercisable at $0.19 per share, which represents 50% of the closing bid price per share of the company's common stock on July 31, 2005. The options have an expiration date of August 1, 2010 and vest over a two year period. A charge against earnings has been recorded for the value of the options.

            Options        Date Exercisable        Value of Options
            -------        ----------------        ----------------
             8,333          August 1, 2005              $2,250
             8,333          August 1, 2006              $2,250
             8,334          August 1, 2007              $2,250

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. RECENT DEVELOPMENTS (Continued)

      The Company used the Black-Scholes option pricing model to determine the fair value of the option grants. The assumptions were applied as follows:

                      Interest Rate                3.94%
                      Dividend yield               0.00%
                      Expected volatility         92.59%
                      Expected life in years        3

      On September 23, 2005, we consummated the purchase of the 50% interest held in the partnership "Songs From The Neighborhood - A Tribute To Mr. Rogers" from U Love Kids, Inc. The purchase of the 50% interest held by U Love Kids, Inc. was completed by the Company issuing 212,121 of the Company's restricted common stock and a three-year warrant to purchase an additional 250,000 shares. The warrant is exercisable at $1.50 per share. The closing share price of the Company's stock on September 23, 2005 was $0.33.

      The Company used the Black-Scholes option pricing model to determine the fair value of the stock grants. The assumptions were applied as follows:

                      Interest Rate                3.94%
                      Dividend yield               0.00
                      Expected volatility        106.10%
                      Expected life in years        3

11. SUBSEQUENT EVENTS

      On October 21, 2005, Martin Berns, the Company's President and CEO converted $32,000 of current debt owed to him by the Company in exchange for 145,455 restricted shares of the Company's common stock at a per share price of $0.22. The $0.22 per share price for the conversion of debt owed to Martin Berns is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on October 19, 2005.

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

RESULTS OF OPERATIONS

         Operating expenses were $491,504 during the nine months ended September 30, 2005 as compared to $224,285 for the same period in 2004, an increase of $267,219 or 119%. The major increase is attributable to the increased cost of consulting fees of $197,638, legal fees of $16,896 and amortization of the Howdy Doody Film Library of $6,762.

         As of September 30, 2005, we had cash on hand of approximately $98,368. For the nine months ended September 30, 2004, we had gross revenues from operations of $82,286, and a net loss of $216,377. For the nine months ended September 30, 2005, we had gross revenues from operations of $90,511, and a net loss of $478,720.

         During the nine months ended September 30, 2004, net cash used in operations was $178,148, and during the nine months ended September 30, 2005, net cash used in operations was $242,151. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

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

         At September 30, 2005 the balance due under the arrangement was $42,001.

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

         The Company completed the initial development and beta testing of its BSP program at the end of December 2003. The Company has signed Marketing Partner and/or Member Provider Agreements with 17 individuals or companies to sell for the Company on a straight commission basis. Additionally the Company has signed their first 3 Private Branded Merchant Agreements with a web-based retailer who will give and redeem BSP Rewards and place their customers into the program as members. The Company has begun receiving limited revenues from these sales during the 4th quarter of 2005.

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

         On September 23, 2005, we consummated the purchase of the fifty percent (50%) interest held in the partnership "Songs From The Neighborhood-A Tribute To Mr. Rogers" from U Love Kids, Inc. The company issued 212,121 of the company's restricted common shares and a three-year warrant to purchase 250,000 shares of common stock to complete the purchase. The warrant is exercisable at $1.50 per share.

         Manufacturing of the Mister Rogers CD/DVD has commenced. We have also initialized distribution and marketing campaigns.

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

         We will seek to gradually expand our operations in all areas during the next 12 months by establishing a base of resellers that will allow us to expand our marketing efforts for the BSP Rewards program with minimal or no increased overhead. We also intend to direct significant effort toward marketing the Howdy Doody episode library and the Mister Rogers CD/DVD. Management believes BSP Rewards has the greatest potential for growth and production of revenue.

                        MEDIANET GROUP TECHNOLOGIES, INC.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         A. On July 1, 2005 the Company issued 13,000 shares of restricted common stock to Cameron Associates for consulting services at $1.10 per share. The $1.10 per share price is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board.

         B. On August 1, 2005 the Company issued 13,000 shares of restricted common stock to Cameron Associates for consulting services at $1.10 per share. The $1.10 per share price is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board.

         C. On September 23, 2005, we consummated the purchase of the fifty percent (50%) interest held in the partnership "Songs From The Neighborhood-A Tribute To Mr. Rogers" from U Love Kids, Inc. The purchase was completed by the Company issuing 212,121 of the company's restricted common shares and a three year warrant to purchase 250,000 shares of common stock. The warrant is exercisable at $1.50 per share.

         D. The Company issued 100,000 shares of restricted common stock to Steven Adelstein valued at$0.33 per share. The $0.33 per share price is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on September 23, 2005.

         E. The Company issued 112,121 shares of restricted common stock to Tammi Shnider valued at $0.33 per share. The $0.33 per share price is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on September 23, 2005.

         F. The Company issued a three (3) year Warrant to purchase an additional 250,000 shares of common stock to Tammi Shnider valued at $1.50 per share. The expiration date of the Warrant is December 31, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On October 21, 2005, Martin Berns, the Company's President and CEO converted $32,000 of current debt owed to him by the Company in exchange for 145,455 restricted shares of the Company's common stock at a per share price of $0.22. The $0.22 per share price for the conversion of debt owed to Martin Berns is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on October 19, 2005

                        MEDIANET GROUP TECHNOLOGIES, INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

    o On June 24, 2005, the Company filed a Form 8-K dated June 23, 2005 reporting under ITEM 3.02 UNREGISTERED SALE OF EQUITY SECURITIES, stating that the Company consummated to five (5) accredited investors the private sale of 700,000 shares of its common stock and three (3) year warrants to purchase 175,000 share of common stock at an exercise price of $1.00 per share.

    o On September 26, 2005, the company filed a Form 8-K dated September 29, 2005 reporting under ITEM 2.01 COMPLETION OF AQUSITION OR DISPOSITION OF ASSETS, stating that the Company consummated the purchase of the fifty (50%) partnership interest in the Intellectual Property known as "Songs From The Neighborhood/The Music of Mister Rogers" from U love Kids, Inc. The cost of purchase includes 212,121 shares of the Company's restricted common stock and a three year warrant to purchase 250,000 shares of common stock.

         Under ITEM 3.02 UNREGISTERED SALE OF EQUITY SECURITIES, stating that for the purchase of the fifty percent (50%) partnership interest in the Intellectual Property "Songs From The Neighborhood/The Music of Mister Rogers" the company issued 212,121 of the company's restricted common shares valued at $0.33 per share and a three year warrant to purchase 250,000 shares of common stock at an exercise price of $1.50 per share.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDIANET GROUP TECHNOLOGIES, INC.


Date: November 4, 2005                  By: /s/ Martin Berns
                                        Martin Berns
                                        President and Chief Executive Officer


Date: November 4, 2005                  By: /s/ James Dyas
                                        James Dyas
                                        Chief Financial Officer