Form 10KSB
period 2005-12-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2006-03-30
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended DECEMBER 31, 2005
                                             -----------------

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

                         COMMON STOCK, $0 .001 PAR VALUE
                         -------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         State issuer's revenues for its most recent fiscal year. $176,722

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of March 16, 2006 was approximately $2,959,910

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   AS OF MARCH 16, 2006, THE COMPANY HAD 9,861,021 COMMON SHARES OUTSTANDING.
   --------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (Check one): Yes__; No_X_

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

BACKGROUND

         MediaNet Group Technologies, Inc., ("we," "us," "our," the "Company"), was incorporated under the laws of the State of Nevada on June 4, 1999, under the name of Clamshell Enterprises, Inc. We changed our name to MediaNet Group Technologies, Inc., on May 22, 2003. We were formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through a merger, exchange of stock, or other similar type of transaction.

         From the date of our incorporation through December 31, 2002, our only business activities were the organizational activities described above and efforts to locate a suitable business opportunity for acquisition. In January 2003, we identified a business opportunity we wanted to acquire.

         On February 3, 2003, we affected a change of control as the first step in the business acquisition process. Brand-A-Port, Inc., (formerly ShutterPort, Inc.), a Florida corporation, purchased from five of our major shareholders 3,331,000 (or approximately 93%) of our issued and outstanding shares. The shares were purchased for $35,000.

         On March 31, 2003, we completed the business acquisition process by acquiring all of the issued and outstanding common stock of Brand-A-Port, Inc. in a share exchange transaction. We issued 5,926,662 shares in the share exchange transaction in which Brand-A-Port's shareholders received one of our shares for each share of common stock of Brand-A-Port which they owned. In addition, the 3,331,000 shares which Brand-A-Port previously purchased were surrendered for cancelation. As a result of the share exchange, Brand-A-Port became our wholly owned and operating subsidiary.

         The former shareholders of Brand-A-Port acquired a majority of our issued and outstanding common stock as a result of completion of the share exchange transaction. Therefore, although Brand-A-Port became our wholly owned subsidiary, the transaction was accounted for as a recapitalization of Brand-A-Port, whereby Brand-A-Port is deemed to be the accounting acquirer and is deemed to have adopted our capital structure.

CURRENT AND FUTURE OPERATIONS

         The operations of MediaNet Group Technologies, Inc. are carried on through wholly owned subsidiaries. As used herein, the "Company" refers to MediaNet Group Technologies, Inc and its wholly owned subsidiaries. The Company's operations include the following:

BSP Rewards                This division provides private branded loyalty and
                           rewards programs to companies, on-line and in-store merchants, both for profit and non-profit organizations. The program is designed as a shopping service through which members receive rebates
                           (rewards) on purchases of products and services from participating merchants. These rewards may be accumulated and used at any time to make additional purchases from any participating merchant in the program. The BSP program is proprietary to the Company.

Brand-A-Port               One component, which we refer to as the Brand-A-Port
                           division, is building and hosting web sites for business customers using proprietary software applications we have developed. Such web sites are designed to include the name, logo, color scheme and customized or personalized content provided by the customer, but are also designed to serve as Internet web portals which provide users with direct access to news, weather and other information available on the Internet. This component of our business is currently operational.

Memory Lane Syndication    Through this division we have acquired ownership of
                           130 color episodes of the 1970's Howdy Doody television show. We license others to manufacture and market, videos of these episodes, as well as licensing them for possible television and radio syndication. Initial marketing of videos commenced in the fourth quarter of 2004. Additionally, in 2005, we produced a combination CD/DVD known as Songs From The
                           Neighborhood / The Music of Mister Rogers which we market tested and are presently offering for sale on a direct basis and through various wholesale and retail distributors and both on-line and brick and mortar stores. The CD/DVD won the distinguished
                           GRAMMY AWARD on February 8, 2006 as the best children's music album as well as a Dove award, the Creative Child Award - Creative Child magazine,
                           Parents' Choice - Parent's Choice Foundation and the
                           2006 Notable Children's Recordings from the
                           Association of Library Service To Children.

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

         The BSP Rewards program is presently exclusively a web based program, but is planning to be expanded to also operate in physical locations. Retail sellers of goods and services who join in the program as participating merchants agree to pay rebates to members who purchase goods and services through the program. We collect all rebates paid by participating merchants and retain a portion as our fee for operating the program. Another portion of the rebate (generally one-half), is designated as a "reward" earned by the member who made the purchase. In certain circumstances, we also pay a portion of the rebate as residual passive income to the organization or company which enrolled the member in the program.

         We have established a separate reserve account in which we hold all amounts designated as accumulated member rewards. Members, merchants and member providers may view reports on-line indicating the total amount of purchases made and of rewards accumulated. At the present time when a member elects to redeem all or any portion of the rewards which he or she has accumulated, the member must purchase certificates or gift cards on-line that are redeemable at participating merchants or load their points onto our stored value MasterCard that can be utilized at certain online and in-store merchants for redemption. This card allows the reward points to be loaded on the card and spent like cash at participating merchants.

         Member Providers are companies, organizations and groups that enroll their employees or members in the BSP Rewards program. The program is normally offered free to member providers who auto-enroll their member base. This program has commenced limited operations, and member provider agreements have been signed with initial companies. Member provider agreements provide that the organization will enroll their members for free and BSP shall pay to the member providers a straight percentage of approximately one to five percent of the rewards earned by the members that each member provider enrolls in the program. A member provider only earns a percentage if the members enrolled by the member provider actually earn rewards through the program. Three of the companies or associations with whom the Company has entered into member provider agreements are the AME Church,, Global Cash Card and Wheelchair Foundation. At this time, none of these agreements are material and no revenues have yet been produced.

         We have also signed Branded BSP Rewards Merchant Agreements with web based merchants such as Emson USA and Cruises, Inc who have agreed to pay a rebate equal to 1-15% of the value of each sale, and will also redeem BSP Rewards as payment for sales to our members. Additionally the Company has signed branded agreements with organizations such as Fortune Hi-Tech Marketing who utilizes the program as a shopping mall and Ogden Health Club who pays the company a monthly fee to administer the branded program we built for them. The agreements are signed, but will not go into full effect until the second quarter of 2006.

         Additionally, BSP has signed Strategic Marketing Partnership agreements with organizations that act as introductory or sales agents for the Company. Such companies include ADP for the auto industry, Spirit Incentives for various channels and Club Management Systems (CMS) for the health club industry.

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

         Brand-A-Port is a proprietary software application we have developed which allows us to build customized web site internet portals for our customers. We license the general content and appearance of a Brand-A-Port internet portal to our clients and then brand or customize the portal to fit the needs of the client and its unique industry and customer/visitor base. The branding includes adding the name and color scheme of the client and may also include adding customized content and web pages desired by the client.

         We charge clients a fee for building their portal and also charge a monthly hosting fee. The amount of both the initial fee and the monthly hosting fee varies depending on the features and services the client selects. Portals are generally required to be paid for prior to construction and hosting fees are generally required to be paid quarterly in advance. We currently charge between $1,995 and $4,995 to build the site, and between $199 and $250 per month to host and maintain it. We host client's portals on servers at Datapipe, a national hosting center. Datapipe manages and maintains our server operations. We maintain the coding and other information necessary to administer the operations of the web portals created for our clients, and we update the content and design of the various sites as necessary. The monthly fee which we charge clients for hosting varies depending upon the type of portal the client selects. Hosting fees are higher for portals which include custom features.

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

         We have been developing and building the Brand-A-Port application model over the past 48 months and during this development stage have sold 39 such portals, four of which were sold in 2005.

MEMORY LANE SYNDICATION

         Another component of our business is a media business which we refer to as Memory Lane Syndication. We commenced operations of Memory Lane Syndication in January 2003 with the acquisition of the 130 color episodes of the 1970's Howdy Doody Show. It is our intention to seek to re-establish the name and recognition value of our Howdy Doody intellectual library in a number of ways.

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

The Agreement has a term of five years, commencing on September 25, 2003. Revenues to date have been nominal. There is no assurance that GoodTimes Entertainment will be successful in selling videos and, accordingly, there is no assurance that we will realize any substantive revenues under the terms of the agreement.

         We have also signed a Licensing Agreement with Madacy Entertainment for certain episodes of the Howdy Doody library. The Agreement grants a license to Madacy Entertainment for 25 episodes to be produced as a DVD box set. The Company will receive a royalty of fifteen percent of the net wholesale price on all sales. The term of the Agreement is for five years, commencing December 1, 2003. Revenues to date have been nominal. There is no assurance that Madacy Entertainment will be successful in selling videos and, accordingly, there is no assurance that we will realize any substantive revenues under the terms of the agreement

         We are also contacting television and radio stations relative to airing the shows on a daily or weekly basis. If the shows are accepted, our compensation may be in the form of money or an exchange for advertising time.

         On December 11, 2004 the Company entered into an agreement with U Love Kids, Inc. to form a partnership, "Songs From The Neighborhood - A Tribute To Mr. Rogers". The partnership produced an original CD/DVD of songs written by Fred Rogers and performed by popular artists.

         On September 23, 2005, the Company in a stock transaction purchased the 50% interest held by U Love Kids, Inc. The Company issued 212,121 restricted common shares at $0.33 per share and a three (3) year warrant to purchase 250,000 common shares at $1.50 per share with an expiration date of December 31, 2008.

         Test marketing of the CD/DVD commenced late October, 2005 with the distribution roll-out commencing in the first quarter of 2006.

         The CD/DVD won the distinguished GRAMMY AWARD on February 8, 2006 as the best children's music album as well as a Dove award, the Creative Child Award - Creative Child magazine, Parents' Choice - Parent's Choice Foundation and the 2006 Notable Children's Recordings from the Association of Library Service To Children.

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

         We market our products and services primarily through third party resellers who are paid on a commission basis. We have signed a number of marketing partner agreements which are non-exclusive and we anticipate that we will sign agreements with additional resellers in the future. The Agreements, which generally have a term of one year with automatic one-year renewals, provide for the payment by the Company of a commission of one to five percent on BSP rewards earned by members that are signed into the program by the reseller. The Company also pays a commission of twenty to thirty percent for any products and internet portals sold on behalf of the Company and a commission of up to ten percent for hosting fees paid to the Company by buyers of portals or websites as a result of the activities of the marketing partner. In some instances, we also allow clients for whom we have built portals to act as resellers. Some of our existing reseller agreements are with IMC/Beryl's World, GMS Auditing and

Consulting Services, Spirit Incentives, Empire Media, E World Marketing, Marketing Consultants Plus, McAdams Marketing, Preferred Savings Network, New Benefits, One Source Network LLC, Black Fox International Insurance & Investment, Thomas J. Reynolds and International Direct Response, Inc. As of the date of this report, the marketing agreements have not resulted in any significant revenues.

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

         We market the Howdy Doody TV show videos, Songs From The Neighborhood CD/DVD and other media products we may acquire in the future through distributors and retailers and through direct response media. We seek to offer the Howdy Doody TV show videos to various TV and radio syndicators who, in turn, would market them to broadcasters to air to the general public. However, this program is in its initial stage and there is no assurance that it will be successful or that we will receive any significant revenues as a result of its implementation.

         Developing market acceptance for our existing and proposed projects will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform potential sponsors of the benefits and advantages of Company products and achieve name recognition. There can be no assurance that we will be able to penetrate existing markets on a wide scale basis.

         The main marketing efforts of the Company are directed towards the BSP Rewards program. It is our intention to market both our BSP Rewards program and Brand-A-Port product to larger companies when we have the capital available to do so. Major membership clubs, organizations and companies have the capability of ordering branded portals in larger numbers and the capability of quickly expanding the BSP membership base to a much greater participating group, both of which would greatly enhance our potential revenue stream through the utilization of our internet mall. They also have the ability to market programs directly to their customers and members.

COMPETITION

         Our competition includes web designers, major software manufacturers, established loyalty/rewards companies and existing web portals. Although we are not currently aware of any competitors that offer a brandable Rewards program which also includes all of the features such as our redemption and cross marketing applications, there are many companies which offer Loyalty and Rewards programs. We intend to compete on the basis of pricing and speed to market, ease of use and the number of features available in our proprietary BSP Rewards and Brand-A-Port applications.

WEB SITES

         The following is a list of some of our proprietary websites:

         o www.medianetgroup.com            o www.pixjury.com
         o www.brandaport.com               o www.doodyville.com
         o www.bsprewards.com               o www.memorylanesyndication.com
         o www.shutterport.com              o www.autoloyaltyrewards.com
         o www.songsfromtheneighborhood.com

EMPLOYEES

         Presently, we have 6 full time employees plus outside independent representatives. The Company has an employment agreement with Martin A. Berns, President, Chief Executive Officer and Director. The Company also has consulting arrangements with a director who performs marketing services for the Company.

RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY. WE ARE SUBJECT TO ALL THE RISKS ASSOCIATED WITH THE FORMATION OF A NEW BUSINESS, INCLUDING POSSIBLE FAILURE TO ACHIEVE OR SUSTAIN PROFITABILITY, WHICH WOULD ADVERSELY AFFECT THE VALUE OF THE COMPANY AND THE MARKET VALUE OF OUR SHARES OF COMMON STOCK.

         Up to December 31, 2002, the Company was a development stage entity. In 2003, the Company commenced operations, which have been limited to date. Therefore, there is no meaningful operating history on which to base an evaluation of our proposed business and prospects. We are subject to all of the substantial risks inherent in the commencement of a new business enterprise. New enterprises in the early stage may encounter financial and operational difficulties and intense competition and failure to become profitable. There can be no assurance that we will achieve our business objectives, or that we will produce significant levels of revenues or achieve sustainable profitability. Our prospects must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with a developing business, the development and commercialization of Internet websites based on innovative technology, and the high level of competition in the industry in which we operate. Additionally, we will be subject to all the risks incident to a rapidly developing business. Prospective investors should consider the frequency with which relatively newly developed and/or expanding businesses encounter unforeseen expenses, difficulties, complications and delays, as well as such other factors as competition with substantially larger companies.

RESALE OF OUR SECURITIES MAY BE DIFFICULT BECAUSE THERE IS A LIMITED MARKET FOR OUR SHARES.

         Although our securities are traded on the OTCBB, there is only a limited active public market for our securities, and no assurance that an active public market will develop in the future. Even in the event that such an active public market does develop, there is no assurance that it will be maintained or that it will be sufficiently active or liquid to allow shareholders to easily dispose of their shares.

THE DEVELOPMENT OF OUR BUSINESS WILL BE LIMITED UNLESS WE OBTAIN SUBSTANTIAL WORKING CAPITAL. THIS MAY REDUCE OR LIMIT THE VALUE OF THE COMPANY AND THE POTENTIAL MARKET VALUE OF OUR OUTSTANDING SHARES.

         We require substantial additional working capital to fund our business. Our current operations are not profitable and we do not presently have adequate cash or sources of financing to meet either our short-term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible receipt of up to $594,000 from the exercise of all outstanding warrants. We may be unable to locate other sources of capital or may find that capital is not available on terms which are acceptable to us. If the warrants are not exercised and we are not able to raise additional capital from other sources, we will either be unable to continue operations or we will be required to limit our operations to those which can be financed with the modest capital which is currently available, and we will be required to abandon or significantly curtail our expansion plans. In the past, Martin Berns, President and CEO has made loans to us in order to provide sufficient funds to pay monthly operation expenses. The funds provided by Mr. Berns have allowed us to maintain current operations. However, in order for us to significantly expand our business, we will require substantial additional working capital which is not expected to be provided by management.

OUR SUCCESS IS DEPENDENT ON RETAINING KEY PERSONNEL AND ON HIRING AND RETAINING ADDITIONAL PERSONNEL. WE MAY BE UNABLE TO HIRE AND/OR RETAIN NECESSARY KEY PERSONNEL, WHICH WOULD ADVERSELY AFFECT THE DEVELOPMENT OF OUR BUSINESS AND THE POTENTIAL MARKET VALUE OF OUR OUTSTANDING SHARES.

         Our success will be largely dependent upon the efforts of Mr. Martin Berns. Mr. Berns has an employment agreement with the Company through December 31, 2008 at an annual base salary of $52,000, plus normal fringe benefits. Additionally Mr. Berns may receive from time to time, bonuses as determined by the Board of Directors.

         The loss of the services of Mr. Berns would have a material adverse effect on our ability to maintain and expand our current business operations or to develop related products and services. We do not presently have "key man" life insurance with respect to our management. Our success is also dependent upon our ability to hire and retain additional qualified executives and creative marketing personnel. There can be no assurance that we will be able to hire or retain such necessary personnel and our inability to do so would have a material adverse impact on our ability to expand our current business operations and achieve profitability.

THE PORTIONS OF OUR BUSINESS WHICH ARE RELATED TO REWARD PROGRAMS, ON-LINE COMMERCE AND THE INTERNET ARE VERY COMPETITIVE. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY COMPETE IN THOSE MARKETS, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO ACHIEVE OR SUSTAIN PROFITABILITY.

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

         There are many competitors in the business of marketing and sale of broadcast rights, videos and DVDs, many of which are better financed and in a better position to place or sell their intellectual properties. The Howdy Doody videos we own were produced in the 1970's and are targeted towards children and their parents and grandparents who buy videos for them. The Howdy Doody videos are in competition with both nostalgic and newly produced videos available from major studios and television stations that already have distribution channels. It is extremely difficult to obtain agreements for television and radio syndication and retail sales for these types of products due to the abundance of offerings from a variety of sources and the limited amount of television/radio time slots and retail shelf space available. We have signed two agreements granting rights to manufacture and distribute videos of a portion of our Howdy Doody library to retailers and on the Internet in return for payment of a royalty fee based upon sales. There is no assurance that this agreement, or any others we are able to sign, will result in any significant sales or revenues.

         Market testing of the Mr. Rogers CD/DVD began in the fourth quarter of 2005. Although there is no assurance that this product will result in any significant sales or revenues in the future.

THE INTERNET AND ON-LINE COMMERCE INDUSTRY ARE CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE. WE MAY BE UNABLE TO COMPETE SUCCESSFULLY OR TO REMAIN COMPETITIVE UNLESS WE ARE ABLE TO DEVELOP NEW PRODUCTS OR ADOPT EXISTING PRODUCTS TO NEW TECHNOLOGIES. IF WE ARE UNABLE TO DO SO, IT WOULD ADVERSELY AFFECT OUR ABILITY TO REACH OR MAINTAIN PROFITABILITY.

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

         o license and/or internally develop leading technologies useful in our business;

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

         There is a limited trading market for the shares and there can be no assurance that an active trading market will develop, or, if such a market does develop, that it will be sustained. The trading market is subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00, except for securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to make a special written determination that the penny stock is a suitable investment for the purchaser and to receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of making it more difficult for an active trading market in the Shares to be created or sustained. Since there is only a limited trading market in the Shares, holders of the Shares may have difficulty selling their shares which may reduce or eliminate their ability to realize a profit from the sale of their shares.

ITEM 2.  DESCRIPTION OF PROPERTY.

         As of December 31, 2005, the Company leases approximately 1760 sq. ft. of office space from an unaffiliated third party. The term of the lease is as follows: $2,053 per month for the first twelve months, $2,114 per month for the following twelve months, and $2,178 per month for the last twelve months.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded on the over-the-counter Bulletin Board under the symbol "MEDG". As of March 16, 2006, the last sale of common stock, as quoted on the over-the-counter Bulletin Board, was $0.52. The following table sets forth the range of quarterly, high and low sale prices for our Common Stock for the periods indicated from the inception of quotation during the third quarter of 2004.

                                          COMMON STOCK
                                          ------------
                                        HIGH         LOW
                                        ----         ---
         2004
         ----
                  Third Quarter        $1.50        $1.50
                  Fourth Quarter        1.55         1.45
         2005
         ----
                  First Quarter         1.43         0.75
                  Second Quarter        0.82         0.39
                  Third Quarter         0.81         0.22
                  Fourth Quarter        0.40         0.21
         2006
         ----
                  First Quarter         0.52         0.18

         As of December 31, 2005 a total of 9,281,021 shares outstanding. Such securities are currently held of record by a total of approximately 150 persons. We also currently have 495,000 shares which are subject to purchase under outstanding warrant agreements with various individuals.

         No dividends have been declared or paid on the Company's securities within the past two fiscal years, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         The following table lists all of the securities that were sold by the Company during the fiscal year ended December 31, 2005. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificates issued.

                                                      Purchase        Aggregate
                                                      Price Per        Purchase
Name                        Date          Shares       Share            Price
------------------       ----------      -------      ---------      -----------
Martin Berns              1/14/2005       33,713        $0.95        $32,027 (1)
Martin Berns              3/22/2005       20,833         0.96         20,000 (1)
Cameron Associates        3/31/2005       15,000         0.90         16,500 (2)
Cameron Associates         4/1/2005       15,000         0.90         16,500 (2)
Cameron Associates         5/2/2005       11,000         0.68         12,100 (2)
Cosmo Pamlieri            5/19/2005       10,000         0.25          2,500 (3)
Cameron Associates         6/1/2005       13,000         0.60         14,300 (2)
Richard Stanton            6/1/2005       33,000         0.55         18,150 (2)
Richard Walker            6/1/20005       33,000         0.55         18,150 (2)
Cameron Associates         7/1/2005       13,000         0.39         14,300 (2)
Cameron Associates         8/1/2005       13,000         0.40         14,300 (2)
Tammi Shnider             9/23/2005      112,121         0.33         37,000 (2)
Steven Adelstein          9/23/2005      100,000         0.33         33,000 (2)
Martin Berns             10/21/2005      145,455         0.22         32,000 (1)
Martin Berns             12/28/2005       90,000         0.30         27,000 (1)
Thomas C. Hill           12/28/2005       33,333         0.30         10,000 (1)
Stanton Walker           12/30/2005       59,000         0.24         14,160 (2)
_________
(1) Shares issued for conversion of debt.
(2) Shares issued for consulting services.
(3) Shares issued for payment received for Private Placement.

         In addition to the above,

         On June 23, 2005 the Company consummated the private sale of seven (7) units, each unit consisting of 100,000 shares of restricted common stock and a 3 year warrant to purchase 25,000 shares of common stock at an exercise price of $1.00 per share to a group of accredited investors (Gregory Fortunoff 100,000 shares, Michael Cahr 200,000 shares, and Sandra Pessin 400,000 shares) at $55,000 per unit. The shares were sold through Lempert Brothers International, USA Inc., acting as underwriter. The total offering price was $385,000. The underwriter received a commission of $30,800, reimbursement of expenses of $11,368, including underwriter's legal fees of $5,518, and warrants to purchase 70,000 shares of common stock, 56,000 exercisable at $0.55 per share and 14,000 exercisable at $1.00 per share. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only.

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

         On March 31, 2003 we completed the acquisition of all of the issued and outstanding shares of Brand-A-Port, Inc., in a share exchange transaction. The former shareholders of Brand-A-Port acquired a majority of our issued and outstanding common stock as a result of completion of the share exchange transaction. Although the result of the share exchange transaction was that Brand-A-Port became our wholly owned subsidiary, the transaction was accounted for as a recapitalization of Brand-A-Port, whereby Brand-A-Port was deemed to be the accounting acquirer and was deemed to have adopted our capital structure.

         All of our current operations are carried on through Brand-A-Port, Inc., BSP Rewards, Inc. and Memory Lane Syndication, Inc., our wholly owned subsidiaries.

RESULTS OF OPERATIONS

         For the fiscal year ended December 31, 2004, we had revenues from operations of $112,062, and a net loss of $335,605. For the year ended December 31, 2005, we had revenues from operations of $176,722, and a net loss of $1,072,743.

         Operating expenses were $276,711 for the year ended December 31, 2004, as compared to $549,707 for the year ended December 31, 2005, an increase of $272,996. The increases are attributable primarily to an increase in payroll & payroll taxes of $56,933. The consulting fees increase of $192,159 is attributable to our retaining the services of financial consultants to assist in capital structure and permanent financing matters. The increase in legal fees of $17,706 is attributable to the cost of our private placement. The largest expense increase included in other expense was a result of an impairment of our Howdy Doody Library in the amount of $482,165 as sales of this product have not met our expectations.

         Deferred revenue results from customers who pay for services in advance, such as quarterly, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of December 31, 2005, deferred revenue amounted to $26,174 compared to $0 at December 31, 2004.

         As of December 31, 2005, we had cash on hand of approximately $10,590. During the fiscal year ended December 31, 2004, net cash used in operations was $197,810, and during the fiscal year ended December 31, 2005, net cash used in operations was $370,927. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

         To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through debt and equity transactions with management and through equity private placements. As a result, as of December 31, 2005, we had outstanding loans from stockholders totaling approximately $13,000. Upon mutual agreement between the stockholders and the Company, these notes are convertible on a quarterly basis, into restricted common shares valued at market value (bid price).

         Without receiving any additional capital investment management believes we can continue current business operations, and continue the current gradual expansion of our operations for the next twelve months, because the web sites, portals and marketing materials for our various divisions are completed and ready for use. However, until operating revenues increase significantly, we will continue to seek outside funding for the purpose of accelerating the expansion of our operations.

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

         The Company completed the initial development and beta testing of its BSP program at the end of December 2003. The Company has signed Marketing Partner and/or Member Provider Agreements with various individuals or companies to sell for the Company on a straight commission basis. Additionally the Company has signed their initial Private Branded Merchant Agreements with web-based retailers who will give and redeem BSP Rewards and place their customers into the program as members. The Company believes it will begin to receive limited revenues from these sales during the 1st quarter of 2006.

         The Company commenced market testing of the Mr. Rogers CD/DVD in the fourth quarter, 2005. We are presently offering it for sale on a direct basis and through various wholesale and retail distributors and both on-line and brick and mortar stores. There is no assurance that we will realize any significant sales or revenues in the future.

         We will seek to gradually expand our operations in all areas during the next 12 months by establishing a base of marketing partners that will allow us to expand our marketing efforts for the BSP Rewards program, with no increased overhead. We also intend to direct significant effort toward marketing the Howdy Doody episode library and the Mister Rogers CD/DVD. Management believes these two operations currently have the greatest potential for growth and production of revenue.

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

SUBSEQUENT EVENTS

         On January 9, 2006, the Company consummated the private sale of 500,000 shares to one (1) accredited investor, at a price of $0.25 per share. The total offering price was $125,000. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

         On March 6, 2006 the company issued 80,000 shares of restricted common stock to Cameron Associates for consulting services valued at $0.31 per share. The $0.31 per share price is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on March 6, 2006. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

ITEM 7.  FINANCIAL STATEMENTS.

         See Financial Statements commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On September 8, 2004, the Company accepted the resignation of Livingston, Wachtell & Co., LLP. The report in connection with the audit of the fiscal year ended December 31, 2003, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to certainty, audit scope or accounting principles, except for going concern opinions. During the period of Livingston, Wachtell & Co., LLP's engagement (July 19, 2000 to September 08, 2004), there were no disagreements, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Livingston, Wachtell & Co., LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         On September 8, 2004, the Company engaged the services of Child, Sullivan & Company, Certified Public Accountants.

         The Company has no disagreements with its principal independent accountant during the fiscal year ended December 31, 2005 or during the period from December 31, 2005 until the date hereof.

         On or about January 1, 2006, Child, Sullivan & Company, the principal accountant for MediaNet Group Technologies, Inc. (the "Company") changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. As this is viewed as a separate legal entity, the Company terminated its accounting arrangement with Child, Sullivan & Company as principal accountant and engaged Child, Van Wagoner & Bradshaw, PLLC, as the Company's principal accountants for the Company's fiscal year ending December 31, 2005 and the interim periods for 2005 and 2006. The decision to change principal accountants was approved by the Audit Committee of the Company's Board of Directors and subsequently approved by the Board of Directors.

         None of the reports of Child, Sullivan & Company, on the Company's financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the report for the fiscal year ended December 31, 2004 did contain a going concern paragraph.

         There were no disagreements between the Company and Child, Sullivan & Company, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused them to make reference to the subject matter of the disagreement in connection with its report. Further, Child, Sullivan & Company has not advised the Registrant that:

         1) internal controls necessary to develop reliable financial statements did not exist; or

         2) information has come to the attention of Child, Sullivan & Company which made it unwilling to rely upon management's representations, or made it unwilling to be associated with the financial statements prepared by management; or

         3) the scope of the audit should be expanded significantly, or information has come to the attention of Child, Sullivan & Company that they have concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal year ended December 31, 2005.

         On or about January 2, 2006 the Registrant engaged Child, Van Wagoner & Bradshaw, PLLC as its principal accountant to audit the Registrant's financial statements as successor to Child, Sullivan & Company. During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted with the entity of Child, Van Wagoner & Bradshaw, PLLC regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did the entity of Child, Van Wagoner & Bradshaw, PLLC provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue.

         Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted the entity of Child, Van Wagoner & Bradshaw, PLLC on any matter that was the subject of a disagreement or a reportable event.

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

         Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance of the achievement of these objectives.

         There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The names, ages and titles of our Executive Officers and Directors as of December 31, 2005 are as follows:

NAME                   AGE      POSITION
----                   ---      --------

Martin A. Berns *      69       Chief Executive Officer and Director since
                                March 31, 2003
Eugene H. Berns *      69       Chairman and Board Member since March 31, 2003
Ivan L. Bial           61       Vice President, Secretary, Director since
                                March 31, 2003
Joseph Porrello        61       Director since March 31, 2003
Dennis R. Lane         58       Director since March 31, 2003
James M. Dyas          56       Director, Chief Financial Officer, Chairman of
                                the Audit Committee since September 30, 2004
Thomas C. Hill         47       Director since January 31, 2005
Lawrence Lipman        50       Director since February 16, 2005
_________
* Martin A. Berns and Eugene H. Berns are brothers.

         The directors named above will serve until the next annual meeting of the Company's stockholders, or until their successors have been appointed. The directors are elected for one-year terms at the annual stockholders' meeting.

         The directors and officers named above, other than Mr. Berns, Mr. Bial and Mr. Dyas who spend substantially all their time on the affairs of the Company, will generally devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

         Officers generally hold their positions at the pleasure of the board of directors, absent any employment agreement. Mr. Berns has an employment contract with the Company, commencing January 1, 2005 through December 31, 2008.

BIOGRAPHICAL INFORMATION

         MARTIN A. BERNS has been the President, Chief Executive Officer and Director of the Company since January 2003 and a co-founder of our wholly owned operating subsidiary Brand-A-Port, Inc. He has been a Director, President and Chief Executive Officer of that company since its organization in April 2000. Mr. Berns has been the chief architect of the Company's business plan, business model and BSP Rewards program.

         Mr. Berns has forty years of experience as a marketing consultant, including advertising, TV commercials and show production. Mr. Berns was Vice President of marketing for Realm Productions, a publicly held video production company and acted as coordinating producer for the re-syndication and distribution of the 1970's new "Howdy Doody" show. Mr. Berns' background includes developing marketing plans and the subsequent establishment, training and administration of sales organizations for national companies. Mr. Berns was the founder of Solid Gold Savings Stamps in the 1960's, a loyalty rewards program whose clients included Sinclair Oil Company.

         EUGENE H. BERNS has served as Chairman of the Board of the Company since January 2003. He is a co-founder of our wholly owned operating subsidiary, Brand-A-Port, Inc. Mr. Berns serves as President of Housing Marketing Team, a marketing consultation company whose services include local and national housing industry market trend analysis, individual and multiple community marketing programs. He served twenty-three (23) years as Vice President of Sales and Marketing and as a member of the board of directors for one of South Florida's largest American Stock Exchange community builders. Additionally, he held many leadership positions in the housing industry, including past President of the Gold Coast Builders Association, and currently serves on many state and national committees. He is the recipient of numerous industry awards.

         IVAN L. BIAL has been the Vice President and Secretary as well as a director of the Company since January 2003. Mr. Bial is a co-founder of our wholly owned operating subsidiary Brand-A-Port, Inc., and has been Vice President, Sales of that company since its organization in April 2000. Prior thereto, he served as Vice President and General Manager of Southern Photo Service of Hollywood, Florida, the oldest independent color photo-finishing lab in the United States. He served as a consultant to Blockbuster Entertainment for their multi-store test of one-hour photo labs. Mr. Bial has additional experience as a National Sales Manager in the telecommunications, software and publishing industry, and is a member of the Society of Photo Finishing Engineers.

         JAMES M. DYAS was appointed a director and Chief Financial Officer of the Company in September 2004. From 1992 to 2004, Mr. Dyas served as Chief Financial Officer of the National Alliance for Excellence, Inc., a national educational non-profit organization which he co-founded. From 1990 to 1992, Mr. Dyas was Controller for Seal-O-Matic Corporation. Prior to 1990, Mr. Dyas held management positions with Fashion Rite Corporation (a London Fog licensee) and International Paint Co., Inc. Mr. Dyas has served in the position of financial consultant, Chief Financial Officer and Controller for national and international companies for over twenty-five (25) years. He holds a B.S degree in accounting from St. Peter's College.

         JOSEPH P. PORRELLO was appointed a director of the Company on January 31, 2003. Mr. Porrello has been the President of Marketing Consultants Plus since 1998. Mr. Porrello provides marketing consulting services to the Company. Mr. Porrello is a highly regarded leader in the audio/video industries, and has received over ninety (90) gold and platinum music and visual awards, including an Emmy award. Mr. Porrello is a Producer of video productions, and assists the Company in reaching the video and direct marketing segments of the market.

         DENNIS LANE was appointed a director of the Company on January 31, 2003. He has been President of Laneco Consulting, LLC. since January 2003. Laneco Consulting, LLC is a full service agency specializing in developing markets for the real estate investment community. From 1997 until 2002, Mr. Lane was the President of Restaurant.com, which he founded. Mr. Lane spent in excess of twenty (20) years as a senior executive in the television industry. Mr. Lane also founded and served as President of the POS Network, an in-store network of point of sales television commercials the retail industry labeled "the last word in buying decisions." He has worked with most of the nation's largest advertising agencies. Lane has incorporated his network television marketing experience with a series of loyalty programs in conjunction with important retail companies throughout the United States.

         LAWRENCE LIPMAN was appointed a director of the Company on February 16, 2005. Since August 2004, he has been President of DBL Group, Inc., which provides consulting services to the Company. From 1997 to July 2004, Mr. Lipman was the Vice President - Sales of Koala Corp, the manufacturer of the Koala Bear Baby changing stations, playground equipment and other business to consumer products such as water parks and safety surfacing. Mr. Lipman has over twenty-four (24) years of successful experience working with executives in a variety of industries that relate directly to the objectives of BSP Rewards. He has acted in a variety of businesses as Director of Business Development, Chief Marketing Officer, Vice President of Sales and Marketing and owned a corporation for eight (8) years that sold a variety of products to many retail industries. Mr. Lipman's expertise is being utilized to assist the Company in bringing to BSP Rewards specific targeted industries. He is directly responsible for identifying and establishing relationships with potential strategic marketing partners and major prospective clients. Mr. Lipman worked in the loyalty rewards industry during the late 1990's.

         THOMAS C. HILL was appointed a director of the Company on January 31, 2005. Mr. Hill has been the President of Xcel Marketing Group since January 2003. From February 1999 to December 2002, Mr. Hill was the Executive Vice President of Xcel Marketing Group which develops loyalty marketing solutions for the hospitality, media and financial industries. Previously, as a co-founder of Gusto Marketing, he was responsible for all aspects of marketing and business development for this newspaper media industry rewards/loyalty program. Mr. Hill also served as the Marketing Director for The Miami Herald, one of Knight-Ridder's leading newspapers.

         None of the directors serves as a director for any other reporting company.

AUDIT COMMITTEE

         Messrs. Eugene Berns, James Dyas, Joseph Porrello, Ivan Bial and Thomas Hill are members of the Audit Committee. All of the committee members with the exception of Mr. Dyas may be deemed independent. None of the independent directors qualify as an "Audit Committee financial expert." Since the Company has generated only nominal revenues to date, it is not in a position at this time to attract, retain and compensate such a person. However, it will endeavor to retain one as soon as practicable. In the meantime, Mr. Dyas qualifies as a "financial expert."

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

ITEM 10. EXECUTIVE COMPENSATION.

         The following table provides summary information concerning cash and compensation awarded to, earned by, or paid to our Chief Executive Officer for the years indicated below.

Name and Principal Position           Year        Salary     Other Compensation
---------------------------           ----      ----------   ------------------

Martin Berns, CEO                     2005      52,500 (1)           0
                                      2004      40,000 (1)           0
                                      2003      40,000 (1)           0
_________
(1) Mr. Berns has an employment contract with the Company, commencing January 1, 2005 through December 31, 2008 at an annual salary of $52,000 per year, plus normal fringe benefits.

CONSULTING ARRANGEMENTS

         Mr. Porrello has a consulting arrangement with the Company pursuant to which he provides professional services on a month-to-month basis.

         On January 18, 2005, Mr. Lipman was granted a five (5) year option to purchase 25,000 common shares under the Company's Incentive and Non-Statutory Stock Option Plan. The exercise price of $0.45 per share represents 50% of the closing price per share of the Company's common stock on the date of grant. Options for 8,333 shares vested in 2005.

         On January 18, 2005, Mr. Hill was granted a five (5) year option to purchase 25,000 common shares under the Company's Incentive and Non-Statutory Stock Option Plan. The exercise price of $0.45 per share represents 50% of the closing price per share of the Company's common stock on the date of grant. On August 2, 2005 Mr. Hill was granted an additional 25,000 options to purchase common shares under the Company's Incentive and Non-Statutory Stock Option Plan. The exercise price of $0.19 per share represents 50% of the closing price per share of the Company's common stock on the date of grant. Options for 16,666 shares vested in 2005.

STOCK OPTIONS

         The Company has a stock option plan for key personnel covering 350,000 shares of common stock.

         On January 18, 2005 options to purchase 50,000 shares of the Company's common stock were granted to each of two directors. The options are exercisable at $0.45 per share, which represents 50% of the closing bid price per share of the Company's common stock on January 18, 2005. The options have an expiration date of January 18, 2010 and vest over a two year period as follows:

                          Options     Date Exercisable
                          -------     ----------------

                           16,666     January 18, 2005
                           16,666     January 18, 2006
                           16,666     January 18, 2007

         On August 2, 2005 an option to purchase 25,000 shares of the Company's common stock was granted to a director. The option is exercisable at $0.19 per share, which represents 50% of the closing bid price per share of the Company's common stock on August 2, 2005. The option has an expiration date of August 2, 2010 and vests over a two year period as follows:

                          Options     Date Exercisable
                          -------     ----------------

                            8,333      August 2, 2005
                            8,333      August 2, 2006
                            8,334      August 2, 2007

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of March 16, 2006, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                         Number of Shares
Name and Address                        Beneficially Owned      Percent of Class
----------------                        ------------------      ----------------

Martin A. Berns (1)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                       2,645,001                26.8%

Eugene H. Berns (1)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                         490,000                 5.0%

Ivan L. Bial (1)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                         600,000                 6.1%

Dennis Lane (1)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                         254,443                 2.6%

Joseph Porrello (1)(3)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                         185,552                 1.9%

James Dyas (1)(4)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                          20,000                 0.2%

Lawrence Lipman (1) (5)
4950 South Yosemite
Greenwood Village, CO 80111                     45,000                 0.5%

Thomas C. Hill (1) (2)
10258 Vestral Manor
Coral Springs, FL 33071                         85,833                 0.9%

Steven Adelstein
624 West Tropical Way
Plantation, FL 33317                           750,000                 7.6%

Norman H. Pessin
605 Third Ave- 19th Floor
New York, NY 10158                           1,015,000                10.3%

Sandra F. Pessin (6)
605 Third Ave 19th Floor
New York, NY 10158                             603,250                 6.1%

All officers and directors (8 persons)       4,325,829                43.2%
_________
(1) The person listed is an officer, a director, or both, of the Company.
(2) Includes 50,000 options to purchase common stock of the Company
(3) Includes 60,000 options to purchase common stock of the Company.
(4) Includes 15,000 options to purchase common stock of the Company.
(5) Includes 25,000 options to purchase common stock of the Company.
(6) Includes 100,000 shares underlying three year warrants exercisable @ 1.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Martin Berns, Eugene Berns and Ivan Bial may be considered the founders (promoters) of the Company. In April 2000, they formed Brand-A-Port, Inc and received a total of 3,200,000 shares of common stock of such company, valued at $0.01 per share. in consideration of past and future services. The shares of Brand-A-Port, Inc. held by these promoters were exchanged for an equal number of our shares when the share exchange transaction was completed on March 31, 2003.

         From time to time, we receive loans from our shareholders. As of December 31, 2005, the total of such outstanding loans was approximately $13,000 from Martin Berns. Mr. Berns has the right, on a quarterly basis, to exchange any amounts advanced for restricted common stock at market value (bid price) at the time of conversion.

         Mr. Berns made a commitment to loan the Company up to $120,000 during the twelve-month period ending December 31, 2004 to cover cash flow deficits from operations. As of December 31, 2005, Mr. Berns had loaned the Company a total of $214,277 and deferred $66,500 in salary. Upon mutual agreement with the Company, Mr. Berns was given the opportunity to convert his loans and deferred salary into shares of the Company's common stock at market value (bid price) at the time of conversion. The table below details the conversions made through December 31, 2005.The table below includes all conversions made from January 1, 2004 through December 31, 2005.

Date of Conversion       Loans     Deferred Salary    Market price    No. Shares
------------------     --------    ---------------    ------------    ----------

July 31, 2004          $103,750        $20,000          $1.65(1)         75,500
September 29, 2004       35,000         10,000           1.50(2)         30,000
January 14, 2005         22,027         10,000           0.95(2)         33,713
March 22, 2005                0         20,000           0.96(2)         20,833
October 21, 2005         32,000              0           0.22(2)        145,455
December 28, 2005        21,500          6,500           0.30(2)         90,000
                       --------        -------                          -------

Total                  $214,277        $66,500                          395,001

         (1) The $1.65 per share price for the conversion of debt owed to Martin Berns is consistent with the proposed maximum offering price per share in the Company's Form SB-2 Registration Statement and related amendments (SEC File No. 333-105792) as filed with the U.S. Securities and Exchange Commission.

         (2) The per share price is consistent with the closing market price of the Company's stock as quoted on the OTC Bulletin Board on the date of conversion.

         In January 2005, the employment agreement with Mr. Berns was been extended through December 31, 2008 at an annual salary of $52,000 per year, plus normal fringe benefits.

         On January 5, 2003, we closed on an agreement with Adelstein Productions, Inc, a Florida corporation, to acquire 130 color episodes of the 1970's Howdy Doody television show. The purchase price included the issuance of 200,000 shares of our common stock and the execution of a promissory note in the principal amount of $675,000. On June 30, 2004, the note holder converted the principal note amount of $675,000 plus $20,000 of interest, for 750,000 shares of the Company's common stock.

         On September 23, 2005, we consummated the purchase of the fifty percent (50%) interest in the partnership "Songs From The Neighborhood-A Tribute To Mr. Rogers" not owned by the Company from U Love Kids, Inc., a company owned by Steven Adelstein and his daughter Tammi Shnider. We issued 100,000 shares of restricted common stock to Mr. Adelstein and 112,121 shares to Ms. Shnider. The shares were valued at $0.33 per share, the market price of the shares on the date of grant. In addition we issued to Ms. Shnider a three (3) year warrant to purchase 250,000 shares of common stock at a price of $1.50 per share. The warrant will expire on December 31, 2008.

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

                  31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

                  31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) During the last quarter of its fiscal year ended December 31, 2004, there were no reportable events requiring an Form 8-K to be filed by the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

         The aggregate fees billed by Livingston, Wachtell & Co., LLP for review of the Company's financial statements included in its quarterly reports on Form 10-QSB for the periods ended March 31, 2004 and June 30, 2004, were $4,500.

         On September 8, 2004, the Company accepted the resignation of Livingston, Wachtell & Co., LLP. The report in connection with the audit of the fiscal year ended December 31, 2003, did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to certainty, audit scope or accounting principles, except for going concern opinions. During the period of Livingston, Wachtell & Co., LLP's engagement (July 19, 2000 to September 08, 2004), there were no disagreements, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Livingston, Wachtell & Co., LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         On September 8, 2004, the Company engaged the services of Child, Sullivan & Company, Certified Public Accountants.

         The aggregate fees billed by Child, Sullivan & Company for audit of the Company's annual financial statements for the fiscal year ended December 31, 2004, were$10,000. The aggregate fees billed by Child, Sullivan & Company for review of the Company's financial statements included in its quarterly reports on Form 10-QSB for the period ended September 30, 2004, were $1,500.

         The aggregate fees billed by Child, Sullivan & Company for audit of the Company's annual financial statements for the fiscal year ended December 31, 2005, were$16,000. The aggregate fees billed by Child, Sullivan & Company for review of the Company's financial statements included in its quarterly reports on Form 10-QSB for the year ended December 31, 2005, were $4,500.

Audit-Related Fees

         Child, Sullivan & Company billed the Company $0 for the fiscal year ending December 31, 2004 for assurance and related services that were related to its audit or review of the Company's financial statements.

Tax Fees

         The aggregate fees billed by Child, Sullivan & Company for tax compliance, advice and planning were $500 for the fiscal year ended December 31, 2004.

All Other Fees

         Child, Sullivan & Company did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2004 and December 31, 2005.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDIANET GROUP TECHNOLOGIES, INC.

                                        By: /s/ Martin Berns
                                            ----------------
                                            Martin Berns, President and
         Date: March 29, 2006               Chief Executive Officer

                                        By: /s/ James M. Dyas
                                            -----------------
         Date: March 29, 2006               Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following directors on behalf of the registrant and in the capacities and on the dates indicated.

                                        By: /s/ Martin Berns
                                            ----------------
         Date: March 29, 2006               Martin Berns

                                        By: /s/ Eugene Berns
                                            ----------------
         Date: March 29, 2006               Eugene Berns

                                        By: /s/ Ivan Bial
                                            -------------
         Date: March 29, 2006               Ivan Bial

                                        By: /s/ Dennis R. Lane
                                            ------------------
         Date: March 29, 2006               Dennis R. Lane

                                        By: /s/ James Dyas
                                            --------------
         Date: March 29, 2006               James Dyas

                                        By: /s/ Joseph Porrello
                                            -------------------
         Date: March 29, 2006               Joseph Porrello

                                        By: /s/ Lawrence Lipman
                                            -------------------
         Date: March 29, 2006               Lawrence Lipman

                                        By: /s/ Thomas C. Hill
                                            ------------------
         Date: March 29, 2006               Thomas C. Hill

                        MEDIANET GROUP TECHNOLOGIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM


To the Board of Directors and Stockholders
MEDIANET GROUP TECHNOLOGIES, INC.
Margate, Florida

We have audited the accompanying consolidated balance sheet of MEDIANET GROUP TECHNOLOGIES, INC., a Nevada corporation, and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MEDIANET GROUP TECHNOLOGIES, INC. as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no established source of significant revenue, has negative working capital and has suffered recurring losses from operations. Its difficulty in generating sufficient cash flow to meet its obligations and sustain its operations raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
February 17, 2006

                        MEDIANET GROUP TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                    ------------
                                                                        2005
                                     ASSETS

Current assets
  Cash and cash equivalents .....................................   $    10,590
  Accounts receivable ...........................................        98,277
  Inventory .....................................................        32,858
  Prepaid expense ...............................................         2,269
                                                                    -----------
Total current assets ............................................       143,994

Property, plant & equipment
  Computer equipment ............................................        22,758
  Accumulated depreciation ......................................       (17,721)
                                                                    -----------
Net property, plant and equipment ...............................         5,037

Other assets
  Trademark .....................................................         2,800
  Film library ..................................................       379,779
  Record master .................................................       168,453
                                                                    -----------
Total other assets ..............................................       551,032

Total assets ....................................................   $   700,063
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities ......................   $   222,843
  Deferrred revenue .............................................        26,174
  Due to stockholders ...........................................        13,000
                                                                    -----------
Total current liabilities .......................................       262,017

Stockholders' equity
  Common stock: par value $.001; 50,000,000 shares authorized;
   9,281,021 shares issued and outstanding ......................         9,281
  Additional paid in capital ....................................     3,522,607
  Accumulated deficit ...........................................    (3,093,842)
                                                                    -----------
Total stockholders' equity ......................................       438,046
                                                                    -----------

Total liabilities and stockholders' equity ......................   $   700,063
                                                                    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                        MEDIANET GROUP TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year ended
                                                            December 31,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------

Revenues
  Sales revenues .................................   $   176,722    $   112,062
  Cost of sales ..................................       217,593        151,676
                                                     -----------    -----------
    Gross profit .................................       (40,871)       (39,614)

Operating expenses
  Consulting fees ................................       245,937         53,778
  Other selling and administrative expenses ......       303,770        222,933
                                                     -----------    -----------
    Total operating expenses .....................       549,707        276,711
                                                     -----------    -----------

Loss from operations .............................      (590,578)      (316,325)

Other income (expense)
  Impairment loss ................................      (482,165)             -
  Interest expense ...............................             -        (19,280)
                                                     -----------    -----------
Total other income (expense) .....................      (482,165)       (19,280)
                                                     -----------    -----------

Net loss before income taxes .....................    (1,072,743)      (335,605)

Provision for income taxes .......................             -              -
                                                     -----------    -----------

Net loss .........................................   $(1,072,743)   $  (335,605)
                                                     ===========    ===========

Basic and diluted net loss per share .............   $     (0.13)   $     (0.05)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     8,417,211      7,205,000
                                                     ===========    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                        MEDIANET GROUP TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year ended
                                                              December 31,
                                                        -----------------------
                                                            2005         2004
                                                        -----------   ---------
Cash flows from operating activities:
  Net loss ............................................ $(1,072,743)  $(335,605)
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation and amortization .....................      56,183      53,539
    Allowance for bad debt ............................       3,500           -
    Stock and warrants issued for services ............     122,330      22,800
    Stock options issued for services .................      42,112      15,072
    Impairment loss on film library ...................     482,165           -
    Changes in operating liabilities and assets:
      Accounts receivable .............................    (100,926)       (851)
      Inventory .......................................     (32,858)          -
      Prepaid expense .................................      (1,501)      4,101
      Accounts payable and accrued liabilities ........     104,637      43,134
      Deferred revenue ................................      26,174           -
                                                        -----------   ---------
    Net cash used in operations .......................    (370,927)   (197,810)

Cash flows from investing activities:
  Purchase of fixed assets ............................      (5,495)          -
  Investment in sound library .........................    (107,532)     (2,500)
                                                        -----------   ---------
    Net cash used in investing activities .............    (113,027)     (2,500)

Cash flows from financing activities:
  Stock issued for cash ...............................     397,982      44,000
  Net proceeds from due to stockholders ...............      81,400     163,457
                                                        -----------   ---------
    Net cash provided by financing activities .........     479,382     207,457
                                                        -----------   ---------

  Increase (decrease) in cash and cash equivalents ....      (4,572)      7,147

  Cash and cash equivalents, beginning of period ......      15,162       8,015
                                                        -----------   ---------
  Cash and cash equivalents, end of period ............ $    10,590   $  15,162
                                                        ===========   =========

Supplemental disclosures of cash flow information:
  Cash paid for interest .............................. $         -   $  19,280
                                                        ===========   =========
  Cash paid for income taxes .......................... $         -   $       -
                                                        ===========   =========
Non-cash financing transactions
  Stock issued for payment of expenses by shareholder . $   121,027   $ 168,750
                                                        ===========   =========
  Stock issued for acquisition of sound library ....... $    70,000   $       -
                                                        ===========   =========
  Stock dividend issued in acquisition of sound library $    30,000   $       -
                                                        ===========   =========
  Stock issued for film library ....................... $         -   $ 675,000
                                                        ===========   =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                                 MEDIANET GROUP TECHNOLOGIES, INC.

                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                          FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                   Common      Common     Paid in     Paid in Capital   Accumulated      Total
                                                   Shares      Stock      Capital      Stock Options       Deficit       Equity
                                                  ---------   -------   -----------   ---------------   -----------   -----------
Balance January 1, 2004 ........................  6,771,566   $ 6,772   $ 1,816,043      $       -      $(1,655,494)  $   167,321

Stock issued in payment of debt 6/24 @ $.90 ....    750,000       750       674,250                                       675,000
Stock issued in payment of expenses 7/31 @ $1.65     75,000        75       123,675                                       123,750
Stock issued in payment of expenses 9/30 @ $1.50     30,000        30        44,970                                        45,000
Stock issued in payment of expenses 10/5 @ $.27      56,000        56        14,944                                        15,000
Stock issued for cash 10/28 @ $.25 .............      8,000         8         1,992                                         2,000
Stock issued for prior year resolution 10/28 ...     10,000        10           (10)                                            -
Stock issued for services 10/29 @ $.26 .........     30,000        30         7,770                                         7,800
Stock options issued for services 10/29 ........          -         -             -         15,072                         15,072
Stock issued for cash 12/29 @ $1.00 ............     42,000        42        41,958                                        42,000
Net loss for the year ..........................          -         -             -              -         (335,605)     (335,605)
                                                  ---------   -------   -----------      ---------      -----------   -----------
Balance December 31, 2004 ......................  7,772,566     7,773     2,725,592         15,072       (1,991,099)      757,338

Stock issued in payment of expenses 1/14 @ $.95      33,713        33        31,994                                        32,027
Stock issued for cash 1/18 @ $1.00 .............      8,000         8         7,992                                         8,000
Stock options issued for services 1/18 .........          -         -             -         11,883                         11,883
Stock issued in payment of expenses 3/22 @ $.96      20,833        21        19,979                                        20,000
Stock issued for cash 3/28 @ $1.00 .............     50,000        50        49,950                                        50,000
Stock issued for services 3/31 @ $.90 ..........     15,000        15        13,485                                        13,500
Stock issued for services 4/1 @ $.90 ...........     15,000        15        13,485                                        13,500
Stock issued for services 5/2 @ $.68 ...........     11,000        11         7,469                                         7,480
Stock issued for cash 5/19 @ $.25 ..............     10,000        10         2,490                                         2,500
Stock issued for services 6/1 @ $.60 ...........     13,000        13         7,787                                         7,800
Stock issued for services 6/16 @ $.55 ..........     66,000        66        36,234                                        36,300
Warrants issued for services 6/16 ..............          -         -        19,320                                        19,320
Stock issued for cash 6/23 $.55 ................    700,000       700       384,300                                       385,000
Offering costs of issuance 6/23 ................          -         -       (47,518)                                      (47,518)
Stock issued for services 7/1 @ $.39 ...........     13,000        13         5,057                                         5,070
Stock issued for services 8/1 @ $.40 ...........     13,000        13         5,187                                         5,200
Stock options issued for services 8/1 ..........          -         -             -          2,250                          2,250
Stock issued for sound library 9/23 @ $.33 .....    212,121       212        69,788                                        70,000
Warrants issued for sound library 9/23 .........          -         -        30,000                                        30,000
Deemed divided on sound library acquisition ....          -         -             -                         (30,000)      (30,000)
Stock issued in payment of expenses 10/21 @ $.22    145,455       146        31,854                                        32,000
Stock issued in payment of expenses 12/28 @ $.30    123,333       123        36,877                                        37,000
Stock issued for services 12/30 @ $.24 .........     59,000        59        14,101                                        14,160
Stock based compensation recognized for the year          -         -             -         27,979                         27,979
Net loss for the year ..........................          -         -             -              -       (1,072,743)   (1,072,743)
                                                  ---------   -------   -----------      ---------      -----------   -----------
                                                  9,281,021   $ 9,281   $ 3,465,423       $ 57,184      $(3,093,842)  $   438,046
                                                  =========   =======   ===========      =========      ===========   ===========

                                            The accompanying notes are an integral part
                                             of the consolidated financial statements
                                                                F-6

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     The Company was incorporated on June 4, 1999 in the State of Nevada as Clamshell Enterprises, Inc. ("Clamshell") and was organized for the purpose for creating a corporate vehicle to locate and acquire an operating business. On March 31, 2003 Clamshell acquired Brand-A-Port, Inc. ("BAP") in a stock for stock merger transaction and on May 22, 2003, Clamshell changed its name to MediaNet Group Technologies, Inc. ("MediaNet" or the "Company"). BAP was formerly named BSP Rewards, Inc., Shutterport, Inc., and Eshutterbug.com, Inc. BAP is a Florida corporation formed on February 4, 2000 to become an online provider of branded business to business and business to consumer web portals to a variety of businesses. The Company acts as an aggregator (to bring in a variety of interests to the portal), facilitator (to assist users in communicating with each other) and infomediary (to gather and supply information to users). The Company is also developing a loyalty rewards program ("BSP rewards") and has begun to sign member providers and merchants. The Company will charge merchants participating in the BSP rewards program a percentage of the value of transactions it does.

     On January 14, 2005 the Company formed Memory Lane Syndication, Inc. ("MLS") as a wholly owned subsidiary in the State of Florida as a vehicle to hold and market its video and sound libraries, namely 130 color episodes of the 1970's Howdy Doody television show and original recordings of songs written by Fred Rogers known as "Songs From The Neighborhood - A Tribute To Mr. Rogers".

     On June 22, 2005 the Company formed BSP Rewards, Inc. ("BSP) as a wholly owned subsidiary in the State of Florida as a vehicle to develop and promote its flagship product, the BSP Rewards Program.

     CAPITAL RESOURCES AND BUSINESS RISKS

     The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2005 and 2004, current liabilities exceeded current assets by $118,023 and $154,052, respectively.

     The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2005 and 2004, the Company had an accumulated deficit of $3,093,842 and $1,991,099. The Company also realized net losses of $1,072,743 and $335,605 for the years ended December 31, 2005 and 2004, respectively.

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

     PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of MediaNet Group Technologies, Inc. and its wholly owned subsidiaries Brand-A-Port, Inc., Memory Lane Syndication, Inc., and BSP Rewards, Inc., as described above. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK TRANSACTIONS

     The major stockholder personally pays expenses on behalf of the Company with the understanding that he will be reimbursed by the Company for such advances. The amounts due to the major stockholder were $13,000 and $42,027 for the years ended December 31, 2005 and 2004.

     On June 24, 2004 the Company issued 750,000 shares of its common stock in satisfaction of a debt in the amount of $675,000 owed to a stockholder for the 2003 purchase of the Howdy Doody film library (see note 6). The shares were issued at $0.90 per share.

     On July 31, 2004 the major stockholder exchanged $103,750 of current debt and $20,000 of accrued salary owed to him by the Company, an aggregate amount of $123,750, for 75,000 restricted shares of the Company's common stock at a per share price of $1.65.

     On September 30, 2004 the major stockholder exchanged $15,000 of reimbursable expenses and $30,000 of accrued salary owed to him by the Company, an aggregate amount of $45,000, for 30,000 restricted shares of the Company's common stock at a per share price of $1.50.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK TRANSACTIONS (Continued)

     On October 5, 2004 the Company issued 56,000 shares of its common stock to Mid Continental Securities Corp. ("MCS") in payment of $15,000 in legal fees paid for by MCS on behalf of the Company, at a per share price of $0.27.

     On October 28, 2004 the Company issued a total of 8,000 shares at $0.25 per share for cash.

     On October 29, 2004 the Company issued 30,000 shares of its common stock at $0.26 per share to three independent contractors for services rendered.

     On December 20, 2004 the Company issued 42,000 shares of its common stock to MCS for cash at $1.00 per share upon the exercise of outstanding warrants.

     On January 14, 2005 the major stockholder exchanged $22,027 of reimbursable expenses and $10,000 of accrued salary owed to him by the Company, an aggregate amount of $32,027, for 33,713 restricted shares of the Company's common stock at a per share price of $0.95.

     On January 18, 2005 the Company issued 8,000 shares of its common stock to MCS for cash at $1.00 per share upon the exercise of outstanding warrants.

     On March 22, 2005 the major stockholder exchanged $20,000 of accrued salary owed to him by the Company for 20,833 restricted shares of the Company's common stock at a per share price of $0.96.

     On March 28, 2005 the Company issued 50,000 shares of its common stock to MCS for cash at $1.00 per share upon the exercise of outstanding warrants.

     On March 31, 2005 the Company issued 15,000 shares of restricted common stock to Cameron Associates for consulting services at $0.90 per share.

     On April 1, 2005 the Company issued 15,000 shares of restricted common stock to Cameron Associates for consulting services at $0.90 per share.

     On May 2, 2005 the Company issued 11,000 shares of restricted common stock to Cameron Associates for consulting services at $0.68 per share.

     On May 19, 2005 the Company issued 10,000 shares at $0.25 per share for cash.

     On June 1, 2005 the Company issued 13,000 shares of restricted common stock to Cameron Associates for consulting services at $0.60 per share.

     On June 16, 2005 the Company issued 66,000 shares to two consultants for services at $0.55 per share.

     On June 23, 2005 the Company consummated the private sale of 700,000 restricted common shares and warrants to purchase 175,000 shares at $1.00 for three years, for $385,000. Costs of issuance totaled $47,518.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     RELATED PARTY STOCK TRANSACTIONS AND OTHER STOCK TRANSACTIONS (Continued)

     On July 1, 2005 the Company issued 13,000 shares of restricted common stock to Cameron Associates for consulting services at $0.39 per share.

     On August 1, 2005 the Company issued 13,000 shares of restricted common stock to Cameron Associates for consulting services at $0.40 per share.

     On September 23, 2005 the Company issued 212,121 shares of restricted common stock and three year warrants to purchase 250,000 common shares at $1.50 per share for the remaining 50% interest in its joint venture with U Love Kids, an entity controlled by a stockholder of the Company. The market value of the shares issued was $70,000 ($0.33 per share as quoted on the OTCBB) and the value of the warrants was estimated to be $30,000. Since this transaction was accounted for as a transfer under common control, the acquired asset was recorded at its historical cost of $70,000 and the $30,000 excess paid above historical cost was deemed to be a dividend paid to the selling stockholder.

     On October 21, 2005 the major stockholder exchanged $32,000 of reimbursable expenses owed to him by the Company for 145,455 restricted shares of the Company's common stock at a per share price of $0.22.

     On December 28, 2005 the major stockholder exchanged $20,500 of reimbursable expenses and $6,500 of accrued salary owed to him by the Company, an aggregate amount of $27,000, for 90,000 restricted shares of the Company's common stock at a per share price of $0.30.

     On December 28, 2005 the Company issued 33,333 shares of restricted common stock to Thomas Hill, a director of the Company, for services at $0.30 per share.

     On December 30, 2005 the Company issued 59,000 shares of restricted common stock to consultants for services at $0.24.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred. There were no research and development costs for the years ended December 31, 2005 and 2004.

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

     The Company charges a per-client, per-month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenue totaled $26,174 at December 31, 2005.

     Revenues generated in exchange for advertising services are valued at the fair value of the services exchanged, based on the Company' s own historical practice of receiving cash, or other consideration that is readily convertible to known amounts of cash for similar advertising from buyers unrelated in the barter transaction. During the years ended December 31, 2005 and 2004, revenues derived from barter transactions were not significant.

     Revenues generated from the sale of CD/DVDs of its record master are recognized net of a reserve for returns when the product is shipped to the customer in accordance with the terms of the customer's order, the price has been agreed upon, and collection is reasonably assured. At December 31, 2005 a reserve for returns of $14,556 is included in accrued liabilities.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     REVENUE RECOGNITION (Continued)

     Revenues recognized in 2005 and 2004 related to licensing agreements of the Company's "film library", totaled $23,206 and $12,603. The revenue from the Howdy Doody episodes are recognized in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films. The SOP specifies that revenue is to be recognized when all of the following conditions are met:

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

              Computer equipment                  5 years

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     LONG-LIVED ASSETS

     The carrying values of long-lived assets are periodically reviewed by management and impairments are recognized if the expected future non discounted cash flows derived from an asset are less than carrying value. No impairment of fixed assets has been recorded for the years ended December 31, 2005 and 2004.

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

     The Company capitalized in October 2000, $225,000 in website and software development costs. The capitalized costs, which are the outside consulting fees charged by 411now.com, Inc., are amortized to cost of sales based on the estimated useful life (5 years). Amortization expense for software development totaled $33,763 and $45,092 for the years ended December 31, 2005 and 2004. The estimated aggregate future amortization expense for capitalized website and software development costs remaining as of December 31, 2005 is $0.

     The trademark was placed in service September 2001 and cost approximately $4,000. Amortization expense was $400 and $400 for the years ended December 31, 2005 and 2004.

     AMORTIZATION AND IMPAIRMENT OF FILM LIBRARY

     The Company amortizes the License and Agreement asset to the Howdy Doody films using the individual-film-forecast-computation method, in accordance with SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the capitalized film library in 2004, when the Company began to recognize revenue from the Howdy Doody tapes. Amortization related to the film library was $8,461 and $4,595 for the years ended December 31, 2005 and 2004, which amounts were included in cost of sales.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     AMORTIZATION AND IMPAIRMENT OF FILM LIBRARY (Continued)

     Ultimate revenue to be included in the denominator of the individual-film-forecast-computation method fraction is subject to certain limitations as set forth in the SOP.

     If an event or change in circumstance indicates that the Company should assess whether the fair value of the License and Agreement to the Howdy Doody episodes is less than its unamortized costs, the Company will determine the fair value of the film and write off to the statement of operations the amount by which the unamortized capitalized costs exceeds the episode's fair value. The Company can not subsequently restore any amounts written off in previous fiscal years to income. An impairment loss of $482,165 was recorded in 2005.

     AMORTIZATION AND IMPAIRMENT OF RECORD MASTER

     The Company has capitalized the costs of recording and producing its "Songs From The Neighborhood - A Tribute To Mr. Rogers" in accordance with SFAS 50, "Financial Reporting in the Record and Music Industry", a total of $180,032. The Company expects to sell 200,000 of its CD/DVDs and is amortizing the capitalized costs ratably over those sales. The Company began amortization of the capitalized record master in 2005, when the Company began to recognize revenue from sales of the recordings. Amortization expense related to the record master was $11,579 for the year ended December 31, 2005.

     If an event or change in circumstance indicates that the Company should assess whether the fair value of its record master is less than its unamortized costs, the Company will determine the fair value of the record master and write off to the statement of operations the amount by which the unamortized capitalized costs exceeds the record master's fair value. The Company can not subsequently restore any amounts written off in previous fiscal years to income. No impairment loss was recorded in 2005.

     START-UP COSTS

     The Company, in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities, expensed all start-up and reorganization costs as they incurred.

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs on going credit evaluations of those customers financial condition while, generally requiring no collateral. At December 31, 2005 and 2004 the Company recorded a bad debt allowance of $3,500 and $0 for such receivables.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments reported in the Company's consolidated balance sheet consist of cash, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying value of which approximate fair value at December 31, 2005.

     EARNINGS PER SHARE

     The Company accounts for earnings per share under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common stock equivalent shares, if dilutive, consisting of unissued shares under options and warrants. Basic and diluted losses are the same as the inclusion of unissued warrants and options in the denominator would be antidilutive.

     ADVERTISING COSTS

     All costs associated with advertising and promoting products are expensed in the year incurred. Advertising expense was $5,120 and $12,129 for the years ended December 31, 2005 and 2004, respectively.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     NEW ACCOUNTING PRONOUNCEMENTS

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". The statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Statement is effective for financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company expects that the Statement will have no material impact on its financial statements.

     In February 2006, the FASB issued Staff Position No. FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event". This position addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event, amending paragraphs 32 and A229 of SFAS No. 123 (revised 2004), "Share-Based Payment". As the Company has not traditionally issued securities subject to contingencies, no impact is expected on its financial statements.

     In October 2005, the FASB issued Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period". This position addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. Management believes that this position has no application to the Company.

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS No. 154"), which replaced Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principles. It requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact on the Company's operations will depend on future accounting pronouncements or changes in accounting principles.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     NEW ACCOUNTING PRONOUNCEMENTS (Continued)

     In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies that the term "Conditional Asset Retirement Obligations" as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligation," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material affect on the Company's financial position, results of operations or cash flows.

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

3.   STOCKHOLDER LOANS

     The caption "Due to Stockholders" consists of two short-term notes, both of which are unsecured. The principal amounts of the notes totaled $13,000 and $42,627 at December 31, 2005 and 2004. The notes bear interest at 6% and are payable on demand. Upon mutual agreement between the stockholders and the Company, these notes are convertible on a quarterly basis, into restricted common shares valued at the closing market per share price on the date of conversion.

4.   EQUIPMENT

     Equipment at cost consists of computer equipment and software. Depreciation expense for the years ended December 31, 2005 and 2004 was $2,380 and $3,452.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.   INCOME TAXES

     The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

     As of December 31, 2005, the Company has available a federal net operating loss carryforwards to offset future taxable income. The federal net operating loss carryforwards of approximately $1,969,000 will expire during the years 2020 through 2025.

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

6.   NOTE PAYABLE - RELATED PARTY TRANSACTION

     On January 5, 2003, BAP closed on an agreement with Adelstein Productions, Inc., a Florida corporation ("Adelstein"), to acquire 130 color episodes of the 1970's Howdy Doody television show ("Film Library"). The Company currently markets this intellectual property through video sales and television syndication. The total purchase price included 200,000 shares of common stock of the Company that was issued at closing, and a note payable.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.   COMMITMENTS AND CONTINGENCIES

     The Company has an employment agreement with the major stockholder providing for certain guaranteed payments starting January 1, 2005 and ending December 31, 2008. The terms of this employment agreement call for an annual salary of $52,000 plus other standard employee benefits. Included in due to stockholders' is $10,000 of accrued salary, under the employment agreement, to the major stockholder at December 31, 2005.

     The Company has a non-cancelable operating lease for office space with an unrelated party. The lease began March 1, 2004 and expires February 28, 2007. Minimum payments under the agreement are set forth in the following table:

                                               Minimum lease
            Year ended December 31,          payment required:
            -----------------------          -----------------
                     2006                         $ 26,014
                     2007                            4,357
                                                  --------
                     Total                        $ 30,371

9.   OPERATING SEGMENTS

     The Company has only one material operating segment, namely the design, marketing and distribution of website portals which are sold in the United States. The Company engages in other business activities, such as the licensing of its film library and the sales of recordings from its record master, but discrete financial information as separate operations is not yet available to the chief operating decision maker.

10.  JOINT VENTURE

     On December 11, 2004 the Company, using its dba "Memory Lane Syndication", entered into an agreement with U Love Kids to form a partnership, "Songs from the Neighborhood - A Tribute to Mr. Rogers". The partnership was formed to produce and market a CD/DVD combination of Mr. Rogers' music. At December 31, 2004 the Company had invested $2,500 into the venture, which had not yet begun operations. The Company owned 50% of the venture until September 23, 2005, when it consummated an agreement to acquire the remaining 50% in exchange for the issuance of 212,121 shares of common stock and three year warrants to purchase an additional 250,000 common shares at $1.50 per share. Management estimated the value of the stock and warrants to be $100,000 on the date of the transaction. At that time the Company had invested $110,032 and U Love Kids had invested $70,000. The transaction was accounted for as a transfer under common control wherein the Company recorded the historical cost of $70,000 in acquired assets and a deemed dividend distribution for the $30,000 in value given in excess of historical cost. The sole asset of the joint venture consisted of capitalized costs of original sound recordings by popular artists of songs written by Fred Rogers, which the Company has produced in a CD/DVD format. During the fourth quarter of 2005 the Company recognized revenues of $98,273 for sales of these CD/DVDs.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.  WARRANTS AND STOCK OPTIONS

     During 2003 the Company granted to Mid Continental Securities Corp. (MCS), warrants to purchase 500,000 shares of common stock at an exercise price of $1.50 per share. The warrants were to expire on December 31, 2005. On October 29, 2004 the board of directors resolved to reduce the exercise price on the warrants from $1.50 to $1.00 per share. In December 2004 MCS exercised 42,000 of the warrants. On January 18, 2005 MCS exercised 8,000 of the warrants and on March 28, 2005 MCS exercised 50,000 of the warrants. On December 31, 2005 the remaining 400,000 warrants expired unexercised.

     On October 29, 2004 the Company adopted an Incentive and Non-Statutory Stock Option Plan. Pursuant to the Plan, the Company may grant incentive and non-statutory (nonqualified) stock options to officers, employees, directors, and certain other persons who provide services to the Company or its subsidiaries. A total of 350,000 shares of common stock have been reserved for issuance under the Plan. Non-employee directors may be granted options to purchase 5,000 shares of the Company's common stock upon their initial election or appointment to the board. Incentive options may not be granted to a more than 10% stockholder.

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

     On January 18, 2005 the Company granted a total of 50,000 non-qualified stock options to two employees, in accordance with the Incentive and Non-Statutory Stock Option Plan. The options vest from 2005 to 2007 and are exercisable at $0.45 per share.

     On August 2, 2005 the Company granted a total of 25,000 non-qualified stock options to a director, in accordance with the Incentive and Non-Statutory Stock Option Plan. The options vest from 2005 to 2007 and are exercisable at $0.19 per share.

     The issuances of stock options are accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, compensation expense is recognized over the vesting period. Compensation expense recorded due to stock option vesting was $42,112 and $15,072 for the years ended December 31, 2005 and 2004.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.  WARRANTS AND STOCK OPTIONS (Continued)

     Stock option and warrant transactions are summarized as follows:

                                           Stock Options           Warrants
                                          2005       2004       2005      2004
                                          ----       ----       ----      ----
     Outstanding - beginning of year     90,000          -    458,000    500,000
     Granted                             75,000     90,000    495,000          -
     Exercised                                -          -     58,000     42,000
     Forfeited                                -          -    400,000          -
                                        -------    -------    -------    -------
     Outstanding - end of year          165,000     90,000    495,000    458,000
                                        =======    =======    =======    =======

     The following table provides certain information with respect to the above referenced stock options outstanding at December 31, 2005:

                                                      Weighted        Weighted
                                        Number        Average         Average
                    Exercise Price   Outstanding   Exercise Price   Life - Years
                    --------------   -----------   --------------   ------------
     Stock options   $0.19 - $0.45      165,000         $0.31            4.0
     Warrants        $0.55 - $1.50      495,000         $1.20            3.0

     The following table provides certain information with respect to stock options exercisable at December 31, 2005:

                                             Number       Weighted Average
                       Exercise Price     Outstanding      Exercise Price
                       --------------     -----------     ----------------
     Stock options      $0.19 - $0.45         84,999           $0.29
     Warrants           $0.55 - $1.50        495,000           $1.20

     The weighted average fair value at date of grant for options granted during 2005 was $0.56, and was estimated using the Black-Scholes option valuation model with the following assumptions:

              Expected life in years               5
              Interest rate                  3.85% - 3.94%
              Volatility                    83.20% - 92.59%
              Dividend yield                      0%

12.  SUBSEQUENT EVENTS

     On January 9, 2006 the Company issued 500,000 restricted common shares for cash at $0.25 per share to a private investor for an aggregate of $125,000.