Form 10QSB
period 2006-03-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2006-05-15
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006
                                            --------------

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

At May 12, 2006, the following shares were outstanding: 9,861,021

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                        MEDIANET GROUP TECHNOLOGIES, INC.

                                   FORM 10-QSB

                          Quarter Ended March 31, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements ........................................  3

               Condensed Consolidated Balance Sheet
               March 31, 2006 (Unaudited) ..................................  3

               Condensed Consolidated Statements of Operations (Unaudited)
               For the Three Months Ended March 31, 2006 and 2005 ..........  4

               Condensed Consolidated Statements of Cash Flows (Unaudited)
               For the Three Months Ended March 31, 2006 and 2005 ..........  5

               Notes to the Condensed Consolidated Financial Statements ....  6

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations ............... 11

      Item 3 - Controls and Procedures ..................................... 13


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings ........................................... 14

      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds . 14

      Item 3 - Defaults upon Senior Securities ............................. 14

      Item 4 - Submission of Matters to a Vote of Security Holders ......... 14

      Item 5 - Other Information ........................................... 14

      Item 6 - Exhibits and Reports on Form 8-K ............................ 14


Signatures ................................................................. 15

ITEM 1.  FINANCIAL STATEMENTS

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS BALANCE SHEET
                                   (UNAUDITED)

                                                                      March 31,
                                                                    -----------
                                                                        2006
                                                                    -----------
                                     ASSETS

Current assets
  Cash and cash equivalents ...................................     $    30,221
  Accounts receivable .........................................          57,377
  Inventory ...................................................          22,579
  Prepaid expense .............................................             285
                                                                    -----------
Total current assets ..........................................         110,462

Property, plant & equipment
  Computer equipment ..........................................          22,758
  Accumulated depreciation ....................................         (18,179)
                                                                    -----------
Net property, plant and equipment .............................           4,579

Other assets
  Trademark ...................................................           2,700
  Film library ................................................         379,779
  Record master ...............................................         163,343
                                                                    -----------
Total other assets ............................................         545,822

Total assets ..................................................     $   660,863
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities ....................     $   152,243
  Deferred revenue ............................................          16,493
Due to stockholders ...........................................          31,398
                                                                    -----------
Total current liabilities .....................................         200,134

Stockholders' equity
  Common stock: par value $.001; 50,000,000 shares authorized;
  9,861,021 shares issued and outstanding .....................           9,861
  Additional paid in capital ..................................       3,679,116
  Accumulated deficit .........................................      (3,228,248)
                                                                    -----------
Total stockholders' equity ....................................         460,729
                                                                    -----------

Total liabilities and stockholders' equity ....................     $   660,863
                                                                    ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the three months
                                                           ended March 31,
                                                     --------------------------
                                                        2006            2005
                                                     -----------    -----------

Revenues
  Sales revenues .................................   $    81,656    $    38,406
  Cost of sales ..................................        70,065         26,014
                                                     -----------    -----------
    Gross profit .................................        11,591         12,392

Operating expenses
  Consulting fees ................................        32,088         70,104
  Other selling and administrative expenses ......       113,909         40,193
                                                     -----------    -----------
    Total operating expenses .....................       145,997        110,297
                                                     -----------    -----------

Loss from operations .............................      (134,406)       (97,905)


Provision for income taxes .......................             -              -
                                                     -----------    -----------

Net loss .........................................   $  (134,406)   $   (97,905)
                                                     ===========    ===========

Basic and diluted net loss per share .............   $     (0.01)   $     (0.01)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     9,753,243      7,807,675
                                                     ===========    ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the three months
                                                              ended March 31,
                                                           --------------------
                                                              2006       2005
                                                           ---------   --------
Cash flows from operating activities:
    Net loss ............................................  $(134,406)  $(97,905)
    Adjustments to reconcile net loss to
      net cash used in operations:
      Depreciation and amortization .....................      5,668     16,084
      Allowance for bad debt ............................          -          -
      Stock and warrants issued for services ............     24,800     15,000
      Stock options issued for services .................      7,289     18,559
      Impairment loss on film library ...................          -          -
      Changes in operating liabilities and assets:
         Accounts receivable ............................     40,900     (9,704)
         Inventory ......................................     10,279          -
         Prepaid expense ................................      1,984     (1,467)
         Accounts payable and accrued liabilities .......    (70,600)    (6,983)
         Deferred revenue ...............................     (9,681)         -
                                                           ---------   --------
    Net cash used in operations .........................   (123,767)   (66,416)

Cash flows from investing activities:
    Purchase of fixed assets ............................          -          -
    Investment in sound library .........................          -    (34,380)
                                                           ---------   --------
         Net cash used in investing activities ..........          -    (34,380)

Cash flows from financing activities:
    Stock issued for cash ...............................    125,000     58,000
    Net proceeds from due to stockholders ...............     18,398     40,065
                                                           ---------   --------
         Net cash provided by financing activities ......    143,398     98,065
                                                           ---------   --------

    Increase (decrease) in cash and cash equivalents ....     19,631     (2,731)

    Cash and cash equivalents, beginning of period ......     10,590     15,162
                                                           ---------   --------
    Cash and cash equivalents, end of period ............  $  30,221   $ 12,431
                                                           =========   ========

Supplemental disclosures of cash flow information:
    Cash paid for interest ..............................  $       -   $      -
                                                           =========   ========
    Cash paid for income taxes ..........................  $       -   $      -
                                                           =========   ========
Non-cash financing transactions
    Stock issued for payment of expenses by shareholder .  $       -   $ 52,027
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2005.

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

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At March 31, 2006 and 2005, current liabilities exceeded current assets by $89,672 and $126,666, respectively.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2006 and 2005, the Company had an accumulated deficit of $3,228,248 and $2,089,003. The Company also realized net losses of $134,406 and $97,905 for the three months ended March 31, 2006 and 2005, respectively.

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

STOCK TRANSACTIONS - OUTSTANDING WARRANTS

The following table summarizes the warrants outstanding as of March 31, 2006.

                                         Warrants       Exercise     Expiration
Warrant Holder                          Outstanding       Price         Date
--------------                          -----------       -----         ----
Lempert Brothers International USA          7,000         1.00        6/23/2008
John J. Plunkett                            1,400         1.00        6/23/2008
Brian K. Coventry                           5,600         1.00        6/23/2008
Other various holders                     175,000         1.00        6/23/2008
Lempert Brothers International USA         28,000         0.55        6/23/2010
John J. Plunkett                            5,600         0.55        6/23/2010
Brian K. Coventry                          22,400         0.55        6/23/2010
Tammi Shnider                             250,000         1.50       12/31/2008
                                          -------
Total Outstanding Warrants                495,000


On January 9, 2006, the Company consummated the private sale of 500,000 restricted common shares to one (1) accredited investor, at a price of $0.25 per share

On March 6, 2006, the Company renewed its consulting agreement with Cameron Associates to provide consulting advice regarding capital structure, financing, M&A and operational matters. The Company issued 80,000 of its restricted common shares for these services valued at $0.31 per share.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SIGNIFICANT ESTIMATES

Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to valuation of film library, accrued liabilities and the useful lives for amortization and depreciation.

LONG-LIVED ASSETS

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future non-discounted cash flows derived from an asset were less than carrying values. An impairment of $482,165 was recorded in December, 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying value of which approximate fair value at March 31, 2006.

2. LOSS PER SHARE

Basic loss per common share ("LPS") is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated by adjusting the weighted average outstanding shares, assuming conversion of all potentially dilutive stock options.

3. INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes."

As of March 31, 2006, the Company has allowable federal net operating loss carry forwards to offset future taxable income. The federal net operating loss carry forwards of approximately $1,969,000 will expire during the years 2020 through 2025.

The Company has recorded a full valuation allowance against the deferred tax asset, including the federal and state net operating loss carry forwards as management believes that it is more likely than not that substantially all of the deferred tax asset will not be realized.

4. CAPITAL STOCK

The total number of shares of capital stock authorized to be issued by the Company is 50,000,000 shares of Common Stock, $.001 par value. Each share of capital stock entitles the holder thereof to one vote at each meeting of the stockholders of the company.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. LEGAL PROCEEDINGS

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is party or to which any of their property is subject.

6. COMMITMENTS AND CONTINGENCIES

On March 6, 2006 the Company renewed its consulting agreement with Cameron Associates to provide consulting advice regarding capital structure, financing, M&A and operational matters.

During the first quarter of 2006, the Company renewed its agreement with COX Broadcasting in Orange County, California to broadcast 65 episodes of the Howdy Doody library.

7. CONSULTING AND SALES AGREEMENTS

During the period of January 1, 2006 through March 31, 2006, the Company has signed Marketing Partner and /or Member Provider Agreements ("Agreements") with various individuals or companies. These agreements allow companies to become Marketing Partners and/or Member Providers of licenses of the MediaNet portals, BSP Rewards and other products and services offered by the Company.

The terms of these agreements are generally one (1) year from the effective date, and can be renewed for successive one (1) year periods after the initial one (1) year term, if agreed by both parties in writing within 30 days of license expiration. Either party may terminate the "AGREEMENT" on sixty (60) days written notice during a renewed term.

On March 6, 2006, the Company renewed its consulting agreement with Cameron Associates to provide consulting advice regarding capital structure, financing, M&A and operational matters. The Company agreed to issue 80,000 shares of restricted common stock in exchange for their services.

8. REVENUE RECOGNITION

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining.

The Company charges a per-client, per month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenue totaled $16,493 at March 31, 2006.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. REVENUE RECOGNITION (Continued)

Revenues generated from the sale of CD/DVD's of our Record Master are recognized net of a reserve for returns when the product is shipped to the customer in accordance with terms of the customer's order, the price has been agreed upon, and collection is reasonably assured. At March 31, 2006 a reserve for returns totaled $16,493 is included in accrued liabilities.

Revenues recognized during the period ended March 31, 2006 and 2005 related to licensing agreements of the Company's film library totaled $216 and $11,357. The revenue from the Howdy Doody episodes are recognized in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films.

9. RECENT DEVELOPMENTS

On January 9, 2006, the Company consummated the private sale of 500,000 shares of restricted common stock to one (1) accredited investor, at a price of $0.25 per share. The total offering price was $125,000. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only.

On March 6, 2006, the Company issued 80,000 shares of restricted common stock to Cameron Associates for consulting services valued at $0.31 per share. The $0.31 per share price is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on March 6, 2006. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only.

10. SUBSEQUENT EVENTS

On May 11, 2006, the Company authorized the sale of 625,000 shares of its restricted common stock, to be sold as a private placement to accredited private investors.

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

We market our products and services primarily through third party resellers who are paid on a commission basis. We have signed 20 marketing partner agreements which are non-exclusive and we anticipate that we will sign agreements with additional resellers in the future. These Agreements generally have a term of one year with automatic one-year renewals.

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

RESULTS OF OPERATIONS

During the three months ended March 31, 2006, we had revenues from operations of $81,656 and a net loss of $134,406. For the three months ended March 31, 2005, we had revenues from operations of $38,406 and a net loss of $97,905.

Operating expenses were $145,997 during the three months ended March 31, 2006 as compared to $110,297 for the same period in 2005, an increase of $35,700.

Deferred revenue results from customers who pay for services in advance, such as quarterly, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that portion which is provided in services. As of March 31, 2006, deferred revenue amounted to $16,493 compared to $0 at March 31, 2005.

As of March 31, 2006, we had cash on hand of approximately $30,221. During the three months ended March 31, 2006, net cash used in operations was $123,767, and during the three months ended March 31, 2005, net cash used in operations was $66,416. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

Without receiving any additional capital investment management believes we can continue current business operations, and continue the current gradual expansion of our operations for the next nine months, because the web sites, portals and marketing materials for our various divisions are completed and ready for use. However, until operating revenues increase significantly, we will continue to seek outside funding for the purpose of accelerating the expansion of our operations.

PLAN OF OPERATIONS

Our plan of operations is primarily to develop our BSP Rewards business. The timing and the extent to which we are able to implement our expansion plan will primarily be dependent upon our ability to obtain outside working capital. Although management believes we have established a base through which we can continue to grow even without obtaining outside working capital, receipt of such capital would allow us to enhance our existing applications and commence a speedier and more complete marketing program.

                        MEDIANET GROUP TECHNOLOGIES, INC.

The Company completed the initial development and beta testing of its BSP program at the end of December 2003. The Company has signed Marketing Partner Agreements with various individuals or companies to sell for the Company on a straight commission basis. The Company has also signed Agreements with organizations who enroll their members into the program. Additionally the Company has signed their initial Private Branded Merchant Agreements with web-based retailers who will give and redeem BSP Rewards and place their customers into the program as members. The Company believes it will begin to receive limited revenues from these sales during the fiscal year 2006.

The Company completed market testing of the Mr. Rogers CD/DVD in the fourth quarter, 2005. We are now offering it for sale on a direct basis and through various wholesale and retail distributors and both on-line and brick and mortar stores. There is no assurance that we will realize any significant sales or revenues in the future.

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

RISK FACTORS

We are aware that business trends relative to the Internet are fluid and are constantly changing. We are also aware that the U.S. economy is currently in a state of uncertain growth. The combination of changing trends relative to the Internet and uncertainty regarding economic growth could have a material impact on our short-term or long-term liquidity or our net sales or revenues or income from operations.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 9, 2006, the Company consummated the private sale of 500,000 shares to one (1) accredited investor, at a price of $0.25 per share. The total offering price was $125,000. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only.

On March 6, 2006, the Company issued 80,000 shares of restricted common stock to Cameron Associates for consulting services valued at $0.31 per share. The $0.31 per share price is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on March 6, 2006. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

            NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            NONE

ITEM 5.  OTHER INFORMATION

            NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

   (a)   Exhibits

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)   Reports on Form 8-K

o On January 2, 2006, the Company filed a Form 8-K dated January 2, 2006 reporting under ITEM 4.01 CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT, stating on or about January 1, 2006, Child, Sullivan & Company, the principal accountant for MediaNet Group Technologies, Inc. (the "Company") changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC.

o On January 9, 2006, the Company filed a Form 8-K dated January 9, 2006 reporting under ITEM 3.02 UNREGISTERED SALE OF EQUITY SECURITIES, the registrant consummated the private sale of 500,000 shares to one (1) accredited investor, at an exercise price of $0.25 per share.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto dully authorized.


                                       MEDIANET GROUP TECHNOLOGIES, INC.



Date: May 12, 2006                     By: /s/ Martin Berns
                                           ----------------
                                           Martin Berns
                                           President and Chief Executive Officer



Date: May 12, 2006                     By: /s/ James Dyas
                                           --------------
                                           James Dyas
                                           Chief Financial Officer