Form 10QSB
period 2006-06-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2006-08-14
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006
                                            -------------

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

At August 14, 2006, the following shares were outstanding: 10,486,021

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                        MEDIANET GROUP TECHNOLOGIES, INC.

                                   FORM 10-QSB

                           Quarter Ended June 30, 2006
                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements...............................................3

            Condensed Consolidated Balance Sheet
            June 30, 2006 (Unaudited)..........................................3

            Condensed Consolidated Statements of Operations (Unaudited)
            For the Three and Six Months Ended June 30, 2006 and 2005..........4

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            For the Six Months Ended June 30, 2006 and 2005....... ............5

            Notes to the Condensed Consolidated Financial Statements...........6

   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................13

   Item 3 - Controls and Procedures...........................................16


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings.................................................17

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.......17

   Item 3 - Defaults upon Senior Securities...................................17

   Item 4 - Submission of Matters to a Vote of Security Holders ..............17

   Item 5 - Other Information ................................................17

   Item 6 - Exhibits and Reports on Form 8-K..................................17

Signatures....................................................................18

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                      June 30,
                                                                        2006
                                                                    -----------
Current assets
  Cash and cash equivalents ...................................     $   130,915
  Accounts receivable .........................................          51,245
  Inventory ...................................................          33,191
  Prepaid expense .............................................           8,520
                                                                    -----------
Total current assets ..........................................         223,871

Property, plant & equipment
  Computer equipment ..........................................          22,758
  Accumulated depreciation ....................................         (18,637)
                                                                    -----------
Net property, plant and equipment .............................           4,121

Other assets
  Trademark ...................................................           2,600
  Film library ................................................         377,279
  Record master ...............................................         161,284
                                                                    -----------
Total other assets ............................................         541,163
                                                                    -----------

Total assets ..................................................     $   769,155
                                                                    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities ....................     $   139,583
  Deferrred revenue ...........................................          21,370
  Due to stockholders .........................................          38,933
                                                                    -----------
Total current liabilities .....................................         199,886

Stockholders' equity
  Common stock: par value $.001;
    50,000,000 shares authorized;
    10,486,021 shares issued and outstanding ..................          10,486
  Additional paid in capital ..................................       3,935,779
  Accumulated deficit .........................................      (3,376,996)
                                                                    -----------
Total stockholders' equity ....................................         569,269
                                                                    -----------

Total liabilities and stockholders' equity ....................     $   769,155
                                                                    ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                                   MEDIANET GROUP TECHNOLOGIES, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                   For theThree months          For the Six months
                                                     ended June 30,               ended June 30,
                                               --------------------------   -------------------------
                                                  2006           2005          2006          2005
                                               ------------   -----------   -----------   -----------
Revenues
  Sales revenues ............................  $     63,450   $    13,177   $   145,106   $    51,582
  Cost of sales .............................        79,239        49,413       147,835        75,393
                                               ------------   -----------   -----------   -----------
    Gross profit ............................       (15,789)      (36,236)       (2,729)      (23,811)

Operating expenses
  Consulting fees ...........................         7,288        70,104        39,377       205,240
  Other selling and administrative expenses .       125,670        70,718       241,048       104,185
                                               ------------   -----------   -----------   -----------
    Total operating expenses ................       132,958       140,822       280,425       309,425
                                               ------------   -----------   -----------   -----------

Loss from operations ........................      (148,747)     (177,058)     (283,154)     (333,236)

Provision for income taxes ..................             -             -             -             -
                                               ------------   -----------   -----------   -----------

Net loss ....................................  $   (148,747)  $  (177,058)  $  (283,154)  $  (333,236)
                                               ============   ===========   ===========   ===========

Basic and diluted net loss per share ........  $      (0.01)  $     (0.02)  $     (0.03)  $     (0.04)
                                               ============   ===========   ===========   ===========

Weighted average number of shares outstanding    10,012,120     8,043,958     9,753,243     7,926,469
                                               ============   ===========   ===========   ===========


                             The accompanying notes are an integral part of
                            the condensed consolidated financial statements.

                                                   4

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Six Months
                                                             ended June 30,
                                                          ---------------------
                                                            2006         2005
                                                          ---------   ---------
Cash flows from operating activities:
  Net loss .............................................  $(283,154)  $(333,236)
  Adjustments to reconcile net loss to
    net cash used in operations:
    Depreciation and amortization ......................     10,785      29,135
    Allowance for bad debt .............................          -           -
    Stock and warrants issued for services .............     24,800     117,960
    Stock options issued for services ..................     14,577      25,285
    Impairment loss on film library ....................          -           -
    Changes in operating liabilities and assets:
      Accounts receivable ..............................     47,032         851
      Inventory ........................................       (333)          -
      Prepaid expense ..................................     (6,251)     (3,259)
      Accounts payable and accrued liabilities .........    (83,260)    (16,630)
      Deferred revenue .................................     (4,804)          -
                                                          ---------   ---------
  Net cash used in operations ..........................   (280,608)   (179,894)

Cash flows from investing activities:
  Purchase of fixed assets .............................          -           -
  Investment in sound library ..........................          -     (53,329)
                                                          ---------   ---------
      Net cash used in investing activities ............          -     (53,329)

Cash flows from financing activities:
  Stock issued for cash ................................    375,000     397,982
  Net proceeds from due to stockholders ................     25,933      42,768
                                                          ---------   ---------
      Net cash provided by financing activities ........    400,933     440,750
                                                          ---------   ---------

  Increase (decrease) in cash and cash equivalents .....    120,325     207,527

  Cash and cash equivalents, beginning of period .......     10,590      15,162
                                                          ---------   ---------
  Cash and cash equivalents, end of period .............  $ 130,915   $ 222,689
                                                          =========   =========

Supplemental disclosures of cash flow information:
  Cash paid for interest ...............................  $       -   $       -
                                                          =========   =========
  Cash paid for income taxes ...........................  $       -   $       -
                                                          =========   =========
Non-cash financing transactions
  Stock issued for payment of expenses by shareholder ..  $       -   $  52,027
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2005.

Certain amounts from previous year have been reclassified to comply with current year presentation. Such classifications include Amortization expenses reclassified as Cost of Goods Sold.

NATURE OF BUSINESS

MediaNet Group Technologies, Inc., ("we," "us," "our," the "Company"), was incorporated on June 4, 1999 in the State of Nevada.

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

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a business enterprise. At June 30, 2006, current assets exceeded current liabilities by $23,985.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2006 and 2005, the Company had an accumulated deficit of $3,376,996 and $2,324,335. The Company also realized net losses of $283,154 and $333,236 for the six months ended June 30, 2006 and 2005, respectively.

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

STOCK TRANSACTIONS - OUTSTANDING WARRANTS

As of June 30, 2006, the Company had outstanding warrants to purchase up to 495,000 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                                               Warrants
                                                               --------
         Balance, December 31, 2005 ....................        495,000
         Issued ........................................              -
         Exercised .....................................              -
                                                               --------
         Balance June 30, 2006 .........................        495,000
                                                               ========

On June 12, 2006, the Company consummated the private sale of 625,000 restricted common shares to two (2) accredited investors, at a price of $0.40 per share

USE OF ESTIMATES

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SEGMENT REPORTING

Statement of Financial Accounting Standards No 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information", requires use of the "management approach" model for segment reporting. Under this model, segment reporting is consistent with the way Company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

LONG-LIVED ASSETS

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future non-discounted cash flows derived from an asset were less than carrying value. An impairment of $482,165 was recorded in December, 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying values of which approximate fair value at June 30, 2006.

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

As of June 30, 2006, the Company has allowable federal net operating loss carry forwards to offset future taxable income. The federal net operating loss carry forwards of approximately $1,969,000 will expire during the years 2020 through 2025.

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

6. CONSULTING AND SALES AGREEMENTS

During the period of January 1, 2006 through June 30, 2006, the Company has signed Marketing Partner and /or Member Provider Agreements ("Agreements") with various individuals or companies. These agreements allow companies to become Marketing Partners and/or Member Providers of licenses of the MediaNet portals, BSP Rewards and other products and services offered by the Company.

The terms of these agreements are generally one (1) year from the effective date, and can be renewed for successive one (1) year periods after the initial one (1) year term, if agreed by both parties in writing within 30 days of license expiration. Either party may terminate the "AGREEMENT" on sixty (60) days written notice during a renewed term.

7. REVENUE RECOGNITION

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining.

The Company charges a per-client, per month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenue totaled $21,370 at June 30, 2006.

Revenues generated from the sale of CD/DVD's of our Record Master are recognized net of a reserve for returns when the product is shipped to the customer in accordance with terms of the customer's order, the price has been agreed upon, and collection is reasonably assured. At June 30, 2006 a reserve for returns totaled $16,493 and is included in accrued liabilities.

Revenues recognized during the period ended June 30, 2006 and 2005 related to licensing agreements of the Company's film library totaled $4,190 and $12,721. The revenue from the Howdy Doody episodes are recognized in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. RECENT DEVELOPMENTS

On June 12, 2006, the Company consummated the private sale of 625,000 shares of restricted common stock to two (2) accredited investors, at a price of $0.40 per share. The total offering price was $250,000. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only.

9. SEGMENT REPORTING

The Company views its operations as principally two segments: One is the Branded Services which encompasses the activities of BSP Rewards, Inc and Brand-A-Port, Inc. and the other we deem Entertainment Properties, encompasses the activities of Memory Lane Syndication, Inc. The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment. The company's segment information for the six months ended June 30, 2006 and June 30, 2005 is as follows:

Six months ended              Branded    Entertainment  Corporate   Consolidated
June 30, 2006                Services      Properties   and Other       Total
                             -----------   ----------   ---------    -----------

Revenue ..................   $  81,620     $ 63,486             -    $ 145,106

Cost of Goods ............   $  82,072     $ 65,763             -    $ 147,835

Gross Margin .............   $    (452)    $ (2,277)            -    $  (2,729)

Gross Margin % ...........          (1)%         (4)%           -           (2)%

Loss from operations .....   $(151,323)    $(74,404)    $ (57,427)   $(283,154)

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. SEGMENT REPORTING (Continued)

Six months ended              Branded    Entertainment  Corporate   Consolidated
June 30, 2005                Services      Properties   and Other       Total
                             -----------   ----------   ---------    -----------

Revenue ..................   $  38,861     $ 12,721             -    $  51,582

Cost of Goods ............   $  70,197     $  5,196             -    $  75,393

Gross Margin .............   $ (31,336)    $  7,525             -    $ (23,811)

Gross Margin % ...........         (81)%         59%            -          (46)%

Loss from operations .....   $(211,742)    $   (531)    $(120,963)   $(333,236)



Three months ended            Branded    Entertainment  Corporate   Consolidated
June 30, 2006                Services      Properties   and Other       Total
                             -----------   ----------   ---------    -----------

Revenue ..................   $  47,230     $ 16,220             -    $  63,450

Cost of Goods ............   $  57,944     $ 21,295             -    $  79,239

Gross Margin .............   $ (10,714)    $ (5,075)            -    $ (15,789)

Gross Margin % ...........         (23)%        (31)%           -          (25)%

Loss from operations .....   $ (85,974)    $(47,973)    $ (14,800)   $(148,747)

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. SEGMENT REPORTING (Continued)

Three months ended            Branded    Entertainment  Corporate   Consolidated
June 30, 2005                Services      Properties   and Other       Total
                             -----------   ----------   ---------    -----------

Revenue ..................   $  11,811     $  1,366             -    $  13,177

Cost of Goods ............   $  48,632     $    781             -    $  49,413

Gross Margin .............   $ (36,821)    $    585             -    $ (36,236)

Gross Margin % ...........        (312)%         43%            -         (275)%

Loss from operations .....   $(114,774)    $   (506)    $ (61,778)   $(177,058)


10. MAJOR CUSTOMERS

During the period ending June 30, 2006, the Entertainment Properties segment had two major customers, sales to which represent approximately 50% of all revenues. During the period ending June 30, 2005, there were no major customers in each of the segments.

11. SUBSEQUENT EVENTS

NONE

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

We market our products and services primarily through third party resellers who are paid on a commission basis. We have signed 25 marketing partner agreements which are non-exclusive and we anticipate that we will sign agreements with additional resellers in the future. These Agreements generally have a term of one year with automatic one-year renewals.

                        MEDIANET GROUP TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

For the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

During the six months ended June 30, 2006, we had revenues from operations of $145,106 and a net loss of $283,154. For the six months ended June 30, 2005, we had revenues from operations of $51,582 and a net loss of $333,236.

Net sales for the six months ended June 30, 2006 of $145,106 compared to sales of $51,582 for the six months ending June 30, 2005, increased $93,524. Branded Services had sales of $81,620 for the six months ended June 30, 2006 compared to sales of $38,861 for the six months ended June 30, 2005, an increase of $42,759. Branded Services sales increased due to increased sales of existing customer base and sales to new customers resulting from increased marketing efforts. Entertainment Properties sales of $63,486 for the six months ended June 30, 2006 compared to sales of $12,721 for the six months ended June 30, 2005, increased $50,765. The increase is attributable to the sale of the Mr. Rogers CD/DVD which commenced in the fourth quarter of 2005.

Operating expenses for the six months ended June 30, 2006 were $280,425 as compared to $309,425 for the six months ended June 30, 2005, a decrease of $29,000. Consulting fees decreased $165,863; Payroll expense and related fringe benefits, due to the hiring of key management and staff (previously retained as consultants) increased $71,171; Insurance expense increased $3,598; Corporate costs increased $3,874; Marketing expense increased $54,131 and Commission expense increased $3,995.

Deferred revenue results from customers who pay for services in advance, such as quarterly, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that portion which is provided in services. As of June 30, 2006, deferred revenue amounted to $21,370 compared to $0 at June 30, 2005.

RESULTS OF OPERATIONS

For the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

During the three months ended June 30, 2006, we had revenues from operations of $63,450 and a net loss of $148,747. For the three months ended June 30, 2005 we had revenues from operations of $13,177 and a net loss of $177,058.

Net sales for the three months ended June 30, 2006 of $63,450 compared to sales of $13,177 for the three months ended June 30, 2005 increased $50,273. Branded Services had sales of $47,230 for the three months ended June 30, 2006 compared to sales of $11,811 for the three months ended June 30, 2005, an increase of $35,419. Branded Services sales increase was due to sales to the existing customer base and sales to new customers as the BSP program continues to gain market recognition. Entertainment Properties had sales of $16,220 for the three months ended June 30, 2006 compared to sales of $1,366 for the three months ended June 30, 2005 an increase of $14,854. The increase is attributable to sales of the Mr. Rogers CD/DVD which commenced in the fourth quarter of 2005.

Operating expenses for the three months ended June30, 2006 were $132,958 as compared to $140,822, a decrease of $7,864. Consulting fees decreased $62,816; Travel expenses decreased $16,453 and Telephone expenses decreased $1,011. These decreases were offset by increases in Payroll expense and related fringe benefits, due to the hiring of key management and staff (previously retained as consultants) increased $40,668; Insurance expense increased $1,475; Corporate costs increased $1,659; Marketing expense increased $26,373 and Commission expense increased $2,526.

                        MEDIANET GROUP TECHNOLOGIES, INC.

LIQUIDITY  AND CAPITAL RESOURCES

As of June 30, 2006, we had cash on hand of approximately $130,915. During the six months ended June 30, 2006, net cash used in operations was $280,608, and during the six months ended June 30, 2005, net cash used in operations was $179,894. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business expansion.

Without receiving any additional capital investment management believes we can continue current business operations, and continue the current gradual expansion of our operations for the next twelve months, because the web sites, portals and marketing materials for our various divisions are completed. However, until operating revenues increase significantly, we may need to seek additional funding for the purpose of accelerating the expansion of our operations.

PLAN OF OPERATIONS

Our plan of operations is primarily to develop our BSP Rewards business. Although management believes we have established a base through which we can continue to grow even without obtaining additional outside working capital, receipt of such capital would allow us to enhance our existing applications and commence a speedier and more complete marketing program.

The Company has completed the initial development and beta testing of its BSP program and has signed Marketing Partner Agreements with various individuals or companies to sell for the Company on a straight commission basis. The Company has also signed Agreements with organizations who enroll their members into the program. Additionally the Company has signed Private Branded Merchant Agreements with web-based retailers who will give and redeem BSP Rewards and place their customers into the program as members.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On June 12, 2006, the Company consummated the private sale of 625,000 shares to two (2) accredited investors, at a price of $0.40 per share. The total offering price was $250,000. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only.

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

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         o On June 12, 2006, the Company filed a Form 8-K dated June 12, 2006 reporting under ITEM 3.02 UNREGISTERED SALE OF EQUITY SECURITIES, the registrant consummated the private sale of 625,000 shares to two
            (2) accredited investor, at an exercise price of $0.40 per share.

         o On June 14, 2006, the Company filed a Form 8-K dated June 14, 2006 reporting under ITEM 5.02 DEPARTURE OF PRINCIPAL OFFICERS, stating Mr. Eugene H. Berns resigned his position as Chairman of the Board of Directors. Mr. Eugene H. Berns will however remain as a director.

         o On June 14, 2006, the Company filed a Form 8-K dated June 14, 2006 reporting under ITEM 5.02 APPOINTMENT OF PRINCIPAL OFFICERS, stating Mr. Martin A. Berns was elected Chairman of the Board of Directors.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto dully authorized.


                                       MEDIANET GROUP TECHNOLOGIES, INC.

Date: August 14, 2006               By: /s/ Martin Berns
                                        ----------------
                                        Martin Berns
                                        President and Chief Executive Officer


Date: August 14, 2006               By: /s/ James Dyas
                                        --------------
                                        James Dyas
                                        Chief Financial Officer