Form 10KSB/A
period 2005-12-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2006-10-24
CIK 1097792

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

   AS OF MARCH 16, 2006, THE COMPANY HAD 9,861,021 COMMON SHARES OUTSTANDING.
   --------------------------------------------------------------------------

         Transitional Small Business Disclosure Format (Check one): Yes__; No_X_




                                EXPLANATORY NOTE

We are filing this Amendment Number 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2005, to restate the balance sheet, statement of operations, cash flow and statement of changes in stockholders' equity for the year then ended, and to clarify certain disclosures regarding our Amortization and Impairment of our Howdy Doody Film Library and our accounting for the acquisition of a non-controlling interest in a subsidiary. See Summary of Significant Accounting Policies-Amortization and Impairment of Film Library and to clarify certain disclosures regarding our Joint Venture. See Item 10 Financial Statements, for further information.

This Amendment Number 1 to Form 10-KSB for the year ended December 31, 2005 does not otherwise change or update the disclosures set forth in the Form 10-KSB as originally filed and does not otherwise reflect events occurring after the filing of the form 10-KSB.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

         Certain statements in this Form 10-KSB/A which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects, "and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors, including those described in this Form 10-KSB under the heading "Risk Factors". These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward- looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

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

     Operating expenses were $276,711 for the year ended December 31, 2004, as compared to $1,031,782 for the year ended December 31, 2005, an increase of $755,161. The increases are attributable primarily to an increase in payroll & payroll taxes of $56,933. The consulting fees increase of $192,159 is attributable to our retaining the services of financial consultants to assist in capital structure and permanent financing matters. The increase in legal fees of $17,706 is attributable to the cost of our private placement. The largest expense increase in operating expenses was the impairment of our Howdy Doody Library in the amount of $482,165 as sales of this product have not met our expectations.

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

                                        MEDIANET GROUP TECHNOLOGIES, INC.

                                        By: /s/ Martin Berns
                                            ----------------
                                            Martin Berns, President and
         Date: October 24, 2006             Chief Executive Officer

                                        By: /s/ James M. Dyas
                                            -----------------
         Date: October 24, 2006             Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following directors on behalf of the registrant and in the capacities and on the dates indicated.

                                        By: /s/ Martin Berns
                                            ----------------
         Date: October 24, 2006             Martin Berns

                                        By: /s/ Eugene Berns
                                            ----------------
         Date: October 24, 2006             Eugene Berns

                                        By: /s/ Ivan Bial
                                            -------------
         Date: October 24, 2006             Ivan Bial

                                        By: /s/ Dennis R. Lane
                                            ------------------
         Date: October 24, 2006             Dennis R. Lane

                                        By: /s/ James Dyas
                                            --------------
         Date: October 24, 2006             James Dyas

                                        By: /s/ Joseph Porrello
                                            -------------------
         Date: October 24, 2006             Joseph Porrello

                                        By: /s/ Lawrence Lipman
                                            -------------------
         Date: October 24, 2006             Lawrence Lipman

                                        By: /s/ Thomas C. Hill
                                            ------------------
         Date: October 24, 2006             Thomas C. Hill

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

Since our previous report dated February 17, 2006, as described in notes 10 and 13, the accounting for the acquisition of the non-controlling interest in a subsidiary and the presentation of impairment loss have been reevaluated by the Company. However, the Company has restated the financial statements to reflect those amounts.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
February 17, 2006, except for notes 10 and 13, which are dated October 19, 2006

                        MEDIANET GROUP TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                      Restated
                                                                    -----------
Current assets
  Cash and cash equivalents .....................................   $    10,590
  Accounts receivable ...........................................        98,277
  Inventory .....................................................        32,858
  Prepaid expense ...............................................         2,269
                                                                    -----------
Total current assets ............................................       143,994

Property, plant & equipment
  Computer equipment ............................................        22,758
  Accumulated depreciation ......................................       (17,721)
                                                                    -----------
Net property, plant and equipment ...............................         5,037

Other assets
  Trademark .....................................................         2,800
  Film library ..................................................       379,779
  Record master .................................................       198,453
                                                                    -----------
Total other assets ..............................................       581,032

Total assets ....................................................   $   730,063
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities ......................   $   222,843
  Deferrred revenue .............................................        26,174
  Due to stockholders ...........................................        13,000
                                                                    -----------
Total current liabilities .......................................       262,017

Stockholders' equity
  Common stock: par value $.001; 50,000,000 shares authorized;
   9,281,021 shares issued and outstanding ......................         9,281
  Additional paid in capital ....................................     3,522,607
  Accumulated deficit ...........................................    (3,063,842)
                                                                    -----------
Total stockholders' equity ......................................       468,046
                                                                    -----------

Total liabilities and stockholders' equity ......................   $   730,063
                                                                    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year ended
                                                            December 31,
                                                     --------------------------
                                                         2005           2004
                                                     -----------    -----------
                                                       Restated
                                                     -----------
Revenues
  Sales revenues .................................   $   176,722    $   112,062
  Cost of sales ..................................       217,593        151,676
                                                     -----------    -----------
    Gross profit .................................       (40,871)       (39,614)

Operating expenses
  Consulting fees ................................       245,937         53,778
  Other selling and administrative expenses ......       303,770        222,933
  Impairment loss ................................      (482,165)             -
                                                     -----------    -----------
    Total operating expenses .....................     1,031,872        276,711
                                                     -----------    -----------

Loss from operations .............................    (1,072,743)      (316,325)

Other income (expense)
  Interest expense ...............................             -        (19,280)
                                                     -----------    -----------
Total other income (expense) .....................             -       (19,280)
                                                     -----------    -----------

Net loss before income taxes .....................    (1,072,743)      (335,605)

Provision for income taxes .......................             -              -
                                                     -----------    -----------

Net loss .........................................   $(1,072,743)   $  (335,605)
                                                     ===========    ===========

Basic and diluted net loss per share .............   $     (0.13)   $     (0.05)
                                                     ===========    ===========

Weighted average number of shares outstanding ....     8,417,211      7,205,000
                                                     ===========    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year ended
                                                              December 31,
                                                        -----------------------
                                                            2005         2004
                                                        -----------   ---------
                                                          Restated
                                                        -----------
Cash flows from operating activities:
  Net loss ............................................ $(1,072,743)  $(335,605)
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation and amortization .....................      56,183      53,539
    Allowance for bad debt ............................       3,500           -
    Stock and warrants issued for services ............     122,330      22,800
    Stock options issued for services .................      42,112      15,072
    Impairment loss on film library ...................     482,165           -
    Changes in operating liabilities and assets:
      Accounts receivable .............................    (100,926)       (851)
      Inventory .......................................     (32,858)          -
      Prepaid expense .................................      (1,501)      4,101
      Accounts payable and accrued liabilities ........     104,637      43,134
      Deferred revenue ................................      26,174           -
                                                        -----------   ---------
    Net cash used in operations .......................    (370,927)   (197,810)

Cash flows from investing activities:
  Purchase of fixed assets ............................      (5,495)          -
  Investment in sound library .........................    (107,532)     (2,500)
                                                        -----------   ---------
    Net cash used in investing activities .............    (113,027)     (2,500)

Cash flows from financing activities:
  Stock issued for cash ...............................     397,982      44,000
  Net proceeds from due to stockholders ...............      81,400     163,457
                                                        -----------   ---------
    Net cash provided by financing activities .........     479,382     207,457
                                                        -----------   ---------

  Increase (decrease) in cash and cash equivalents ....      (4,572)      7,147

  Cash and cash equivalents, beginning of period ......      15,162       8,015
                                                        -----------   ---------
  Cash and cash equivalents, end of period ............ $    10,590   $  15,162
                                                        ===========   =========

Supplemental disclosures of cash flow information:
  Cash paid for interest .............................. $         -   $  19,280
                                                        ===========   =========
  Cash paid for income taxes .......................... $         -   $       -
                                                        ===========   =========
Non-cash financing transactions
  Stock issued for payment of expenses by shareholder . $   121,027   $ 168,750
                                                        ===========   =========
  Stock issued for acquisition of sound library ....... $   100,000   $       -
                                                        ===========   =========
  Stock issued for film library ....................... $         -   $ 675,000
                                                        ===========   =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                                  MEDIANET GROUP TECHNOLOGIES, INC.
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (RESTATED)
                                           FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                                   Common      Common      Paid in     Paid in Capital   Accumulated      Total
                                                   Shares      Stock       Capital      Stock Options      Deficit        Equity
                                                  ---------   --------   -----------   ---------------   -----------    -----------
Balance January 1, 2004 ........................  6,771,566   $  6,772   $ 1,816,043    $         -      $(1,655,494)   $   167,321

Stock issued in payment of debt 6/24 @ $.90 ....    750,000        750       674,250              -                -        675,000
Stock issued in payment of expenses 7/31 @ $1.65     75,000         75       123,675              -                -        123,750
Stock issued in payment of expenses 9/30 @ $1.50     30,000         30        44,970              -                -         45,000
Stock issued in payment of expenses 10/5 @ $.27      56,000         56        14,944              -                -         15,000
Stock issued for cash 10/28 @ $.25 .............      8,000          8         1,992              -                -          2,000
Stock issued for prior year resolution 10/28 ...     10,000         10           (10)             -                -              -
Stock issued for services 10/29 @ $.26 .........     30,000         30         7,770              -                -          7,800
Stock options issued for services 10/29 ........          -          -             -         15,072                -         15,072
Stock issued for cash 12/29 @ $1.00 ............     42,000         42        41,958              -                -         42,000
Net loss for the year ..........................          -          -             -              -         (335,605)      (335,605)
                                                  ---------   --------   -----------   ---------------   -----------    -----------
Balance December 31, 2004 ......................  7,772,566      7,773     2,725,592         15,072       (1,991,099)       757,338

Stock issued in payment of expenses 1/14 @ $.95      33,713         33        31,994              -                -         32,027
Stock issued for cash 1/18 @ $1.00 .............      8,000          8         7,992              -                -          8,000
Stock options issued for services 1/18 .........          -          -             -         11,883                -         11,883
Stock issued in payment of expenses 3/22 @ $.96      20,833         21        19,979              -                -         20,000
Stock issued for cash 3/28 @ $1.00 .............     50,000         50        49,950              -                -         50,000
Stock issued for services 3/31 @ $.90 ..........     15,000         15        13,485              -                -         13,500
Stock issued for services 4/1 @ $.90 ...........     15,000         15        13,485              -                -         13,500
Stock issued for services 5/2 @ $.68 ...........     11,000         11         7,469              -                -          7,480
Stock issued for cash 5/19 @ $.25 ..............     10,000         10         2,490              -                -          2,500
Stock issued for services 6/1 @ $.60 ...........     13,000         13         7,787              -                -          7,800
Stock issued for services 6/16 @ $.55 ..........     66,000         66        36,234              -                -         36,300
Warrants issued for services 6/16 ..............          -          -        19,320              -                -         19,320
Stock issued for cash 6/23 $.55 ................    700,000        700       384,300              -                -        385,000
Offering costs of issuance 6/23 ................          -          -       (47,518)             -                -        (47,518)
Stock issued for services 7/1 @ $.39 ...........     13,000         13         5,057              -                -          5,070
Stock issued for services 8/1 @ $.40 ...........     13,000         13         5,187              -                -          5,200
Stock options issued for services 8/1 ..........         --          -             -          2,250                -          2,250
Stock issued for sound library 9/23 @ $.33 .....    212,121        212        69,788              -                -         70,000
Warrants issued for sound library 9/23 .........          -          -        30,000              -                -         30,000
Stock issued in payment of expenses 10/21 @ $.22    145,455        146        31,854              -                -         32,000
Stock issued in payment of expenses 12/28 @ $.30    123,333        123        36,877              -                -         37,000
Stock issued for services 12/30 @ $.24 .........     59,000         59        14,101              -                -         14,160
Stock based compensation recognized for the year          -          -             -         27,979                -         27,979
Net loss for the year ..........................          -          -             -              -       (1,072,743)    (1,072,743)
                                                  ---------   --------   -----------   ---------------   -----------    -----------
                                                  9,281,021   $  9,281   $ 3,465,423    $    57,184      $(3,063,842)   $   468,046
                                                  =========   ========   ===========   ===============   ===========    ===========

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

   Depreciation and amortization are provided for financial reporting primarily on the accelerated and the straight-line methods over the estimated useful lives of the respective assets as follows:

                                                         Estimated
                                                        Useful Life
                                                        -----------
         Computer equipment .........................     5 years

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

   In 2005, during the course of the Company's strategic review of its entertainment properties, specifically its Howdy Doody film library, the Company assessed the recoverability of the carrying value of this asset which resulted in impairment losses of $482,165. This loss reflects the amount by which the carrying value of this asset exceeds the estimated fair value, determined by its estimated future discounted cash flows. The impairment loss is recorded as a component of "Operating expenses" in the Statement of Operations for 2005.

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

   AMORTIZATION AND IMPAIRMENT OF RECORD MASTER

   The Company has capitalized the costs of recording and producing its "Songs From The Neighborhood - A Tribute To Mr. Rogers" in accordance with SFAS 50, "Financial Reporting in the Record and Music Industry", a total of $180,032. The Company expects to sell 200,000 of its CD/DVDs and is amortizing the capitalized costs ratably over those sales. The Company began amortization of the capitalized record master in 2005, when the Company began to recognize revenue from sales of the recordings. Amortization related to the record master was $11,579 for the year ended December 31, 2005 and was included in cost of sales.

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

   The Company has a non-cancelable operating lease for office space with an unrelated party. The lease began March 1, 2004 and expires February 28, 2007. Minimum payments under the agreement are set forth in the following table:

                                                          Minimum Lease
         Year Ended December 31,                        Payment Required
         -----------------------                        ----------------
          2006 ....................................         $26,014
          2007 ....................................           4,357
          Total ...................................         $30,371

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

10. JOINT VENTURE

   On December 11, 2004 the Company, using its dba "Memory Lane Syndication", entered into an agreement with U Love Kids to form a partnership, "Songs from the Neighborhood - A Tribute to Mr. Rogers". The partnership was formed to produce and market a CD/DVD combination of Mr. Rogers' music. At December 31, 2004 the Company had invested $2,500 into the venture, which had not yet begun operations. The Company owned 50% of the venture until September 23, 2005, when it consummated an agreement to acquire the remaining 50% in exchange for the issuance of 212,121 shares of common stock and three year warrants to purchase an additional 250,000 common shares at $1.50 per share. Management estimated the value of the stock and warrants to be $100,000 on the date of the transaction. At that time the Company had invested $110,032 and U Love Kids had invested $70,000. The acquisition of the non-controlling interest held by U Love Kids was accounted for using the purchase method with the entire $100,000 purchase price being allocated to the sole asset of the joint venture. The sole asset of the joint venture consisted of capitalized costs of original sound recordings by popular artists of songs written by Fred Rogers, which the Company has produced in a CD/DVD format. During the fourth quarter of 2005 the Company recognized revenues of $98,273 for sales of these CD/DVDs.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. RESTATEMENT

   Subsequent to the issuance of the financial statements, management reevaluated its previous accounting for the acquisition of a non-controlling interest in a subsidiary and its presentation of the Howdy Doody library impairment loss and determined that those items were not presented in accordance with U.S. GAAP.

   The acquisition was previously recorded at historical cost of $70,000, with the $30,000 balance of the acquisition price being recorded as a constructive dividend, with the understanding that the transaction qualified to be accounted for as a transfer between entities under common control. However, U.S. GAAP requires that any acquisition of a non-controlling interest in a subsidiary be accounted for using the purchase method, wherein the assets acquired are written up to the lesser of their fair value or the amount paid. Consequently, these financial statements have been restated. The result of the restatement is an increase in total assets and equity in the amount of $30,000, with no effect on the statement of operations.

   The impairment loss on the Howdy Doody library (see Note 10) was originally reported as a component of Other income (expense). U.S. GAAP requires that impairment losses on long-lived assets be included in income from continuing operations before income taxes. Consequently, these financial statements have been restated. The result of the restatement is an increase in operating expenses and loss from operations in the amount of $482,165, with no effect on net loss or loss per share.