Form 10QSB/A
period 2006-03-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2006-10-24
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

We are filing this amendment Number 1 to our Quarterly Report on Form 10-QSB for the three months ended March 31, 2006, to restate the balance sheet for the quarter then ended due to the restatement of our financial statements for the year ended December 31, 2005 as filed in Form 10-KSB/A on October 24, 2006

This Amendment Number 1 to Form 10-QSB for the quarter ended March 31, 2006 does not otherwise change or update the disclosures set forth in the Form 10-QSB as originally filed and does not otherwise reflect events occurring after the filing of the form 10-QSB. For a description of our business and the risk related to our business, see our Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

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

      Item 6 - Exhibits and Reports on Form 8-K ............................ 14


Signatures ................................................................. 15

ITEM 1.  FINANCIAL STATEMENTS

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS BALANCE SHEET
                                   (UNAUDITED)

                                                                      March 31,
                                                                    -----------
                                                                        2006
                                                                      Restated
                                                                    -----------
                                     ASSETS

Current assets
  Cash and cash equivalents ...................................     $    30,221
  Accounts receivable .........................................          57,377
  Inventory ...................................................          22,579
  Prepaid expense .............................................             285
                                                                    -----------
Total current assets ..........................................         110,462

Property, plant & equipment
  Computer equipment ..........................................          22,758
  Accumulated depreciation ....................................         (18,179)
                                                                    -----------
Net property, plant and equipment .............................           4,579

Other assets
  Trademark ...................................................           2,700
  Film library ................................................         379,779
  Record master ...............................................         193,343
                                                                    -----------
Total other assets ............................................         575,822
                                                                    -----------

Total assets ..................................................     $   690,863
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities ....................     $   152,243
  Deferred revenue ............................................          16,493
Due to stockholders ...........................................          31,398
                                                                    -----------
Total current liabilities .....................................         200,134

Stockholders' equity
  Common stock: par value $.001; 50,000,000 shares authorized;
  9,861,021 shares issued and outstanding .....................           9,861
  Additional paid in capital ..................................       3,679,116
  Accumulated deficit .........................................      (3,198,248)
                                                                    -----------
Total stockholders' equity ....................................         490,729
                                                                    -----------

Total liabilities and stockholders' equity ....................     $   690,863
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

11. RESTATEMENT

The Company restated its financial statements for the year ended December 31, 2005 on Form 10-KSB/A to correct its accounting for an acquisition of a non-controlling interest in a subsidiary. The restatement resulted in an increase in total assets and equity in the amount of $30,000, which restatement has also been applied to these financial statements. The restatement had no effect on the results of operations or loss per share.

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

ITEM 3.  CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures: As of June 30, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

b) Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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


                                       MEDIANET GROUP TECHNOLOGIES, INC.



Date: October 24, 2006                 By: /s/ Martin Berns
                                           ----------------
                                           Martin Berns
                                           President and Chief Executive Officer



Date: October 24, 2006                 By: /s/ James Dyas
                                           --------------
                                           James Dyas
                                           Chief Financial Officer