Form 10QSB/A
period 2006-06-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2006-10-24
CIK 1097792

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

                                EXPLANATORY NOTE

We are filing this Amendment Number 1 to our Quarterly Report on Form 10-QSB for the six months ended June 30, 2006, to restate the balance sheet for the quarter then ended due to the restatement of our financial statements for the year ended December 31, 2005 as filed in Form 10-KSB/A on October 24, 2006, and to clarify certain disclosures regarding our Segment Reporting. See Item 9, Financial Statements for further information.

This Amendment Number 1 to Form 10-QSB for the quarter ended June 30, 2006 does not otherwise change or update the disclosures set forth in the form 10-QSB as originally filed and does not otherwise reflect events occurring after the filing of the form 10-QSB. For a description of our business and the risk related to our business, see our Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

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

   Item 5 - Other Information ................................................17

   Item 6 - Exhibits and Reports on Form 8-K..................................17

Signatures....................................................................18

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                      June 30,
                                                                        2006
                                                                      Restated
                                                                    -----------
Current assets
  Cash and cash equivalents ...................................     $   130,915
  Accounts receivable .........................................          51,245
  Inventory ...................................................          33,191
  Prepaid expense .............................................           8,520
                                                                    -----------
Total current assets ..........................................         223,871

Property, plant & equipment
  Computer equipment ..........................................          22,758
  Accumulated depreciation ....................................         (18,637)
                                                                    -----------
Net property, plant and equipment .............................           4,121

Other assets
  Trademark ...................................................           2,600
  Film library ................................................         377,279
  Record master ...............................................         191,284
                                                                    -----------
Total other assets ............................................         571,163
                                                                    -----------

Total assets ..................................................     $   799,155
                                                                    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities ....................     $   139,583
  Deferrred revenue ...........................................          21,370
  Due to stockholders .........................................          38,933
                                                                    -----------
Total current liabilities .....................................         199,886

Stockholders' equity
  Common stock: par value $.001;
    50,000,000 shares authorized;
    10,486,021 shares issued and outstanding ..................          10,486
  Additional paid in capital ..................................       3,935,779
  Accumulated deficit .........................................      (3,346,996)
                                                                    -----------
Total stockholders' equity ....................................         599,269
                                                                    -----------

Total liabilities and stockholders' equity ....................     $   799,155
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

9. SEGMENT REPORTING

The Company has three principal operating segments, which are the design, development and marketing of (1) branded websites, (2) branded loyalty reward programs and (3) audio and video products which are sold in the United States. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief financial officer have been identified as the chief decision makers. The Company's chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respected segment.

The Company has determined that there are two reportable segments: (1) entertainment properties, and (2) branded services. The branded websites and branded loyalty rewards programs were aggregated into one reportable segment called Branded Services. The segments share a common workforce andoffice headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note 1:
Summary of Significant Accounting Policies." The following tables show the operations of the Company's reportable segments;

Six months ended             Branded    Entertainment   Corporate   Consolidated
June 30, 2006                Services     Properties    and Elim       Total
                            ---------   -------------   ---------   ------------

Net Sales ..............    $  81,620     $  63,486     $       -    $ 145,106

Depreciation and
 Amortization (2) ......    $   1,116     $   9,668     $       -    $  10,784

Segment (Loss) Income
 before taxes ..........    $(151,323)    $ (74,404)    $ (57,427)   $(283,154)

Segment Assets (1) .....    $  46,794     $ 633,150     $ 119,211    $ 799,155

Expenditures for segment
 assets (2) ............    $       -     $       -     $       -    $       -

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. SEGMENT REPORTING (Continued)

Six months ended             Branded    Entertainment   Corporate   Consolidated
June 30, 2005                Services     Properties    and Elim       Total
                            ---------   -------------   ---------   ------------

Net Sales ..............    $  38,861     $  12,721     $       -    $   51,582

Depreciation and
 Amortization (2) ......    $  24,179     $   4,956     $       -    $   29,135

Segment (Loss) Income
 before taxes ..........    $(211,742)    $    (531)    $(120,963)   $ (333,236)

Segment Assets (1) .....    $  50,854     $ 925,632     $ 185,823    $1,162,300

Expenditures for segment
 assets (2) ............    $       -     $  53,329     $       -    $   53,329



Three months ended           Branded    Entertainment   Corporate   Consolidated
June 30, 2006                Services     Properties    and Elim       Total
                            ---------   -------------   ---------   ------------

Net Sales ..............    $  47,230     $  16,220     $       -    $  63,450

Depreciation and
 Amortization (2) ......    $     558     $   4,558     $       -    $   5,116

Segment (Loss) Income
 before taxes ..........    $ (85,974)    $ (47,973)    $ (14,800)   $(148,747)

Segment Assets (1) .....    $   9,198       (19,044)    $ 118,138      108,292

Expenditure for Segment
 assets (2) ............    $       -     $       -     $       -    $       -

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. SEGMENT REPORTING (Continued)

Three months ended           Branded    Entertainment   Corporate   Consolidated
June 30, 2005                Services     Properties    and Elim       Total
                            ---------   -------------   ---------   ------------

Net Sales ..............    $  11,811     $   1,366     $       -    $  13,177

Depreciation and
 Amortization (2) ......    $  12,236     $     815     $       -    $  13,051

Segment (Loss) Income
 before taxes ..........    $(114,774)    $    (506)    $ (61,778)   $(177,058)

Segment assets (1) .....    $  15,226     $   4,293     $ 187,874    $ 207,393

Expenditure for segment
 assets (2) ............    $       -     $  18,949     $       -    $  18,949

(1) Total business assets are the owned or allocated assets used by each business. Corporate assets consist of cash and cash equivalents, marketable securities, and certain other assets.

(2) Corporate property additions and depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

10. MAJOR CUSTOMERS

During the period ending June 30, 2006, the Entertainment Properties segment had two major customers, sales to which represent approximately 50% of all revenues. During the period ending June 30, 2005, there were no major customers in each of the segments.

11. SUBSEQUENT EVENTS

NONE

12. RESTATEMENT

The Company restated its financial statements for the year ended December 31, 2005 on Form 10-KSB/A to correct its accounting for an acquisition of a non-controlling interest in a subsidiary. The restatement resulted in an increase in total assets and equity in the amount of $30,000, which restatement had no effect on the results of operations or loss per share.

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