Form 10QSB
period 2006-09-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2006-11-14
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006
                                            ------------------

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

At November 14, 2006, the following shares were outstanding: 11,586,021

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                        MEDIANET GROUP TECHNOLOGIES, INC.

                                   FORM 10-QSB

                        Quarter Ended September 30, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements............................................  3

            Condensed Consolidated Balance Sheet
            September 30, 2006 (Unaudited)..................................  3

            Condensed Consolidated Statements of Operations (Unaudited)
            For the Three and Nine Months Ended September 30, 2006 and 2005.  4

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            For the Nine Months Ended September 30, 2006 and 2005...........  5

            Notes to the Condensed Consolidated Financial Statements........  6

   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations................... 14

   Item 3 - Controls and Procedures......................................... 17

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings............................................... 17

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..... 17

   Item 3 - Defaults upon Senior Securities................................. 18

   Item 4 - Submission of Matters to a Vote of Security Holders ............ 18

   Item 5 - Other Information .............................................. 18

   Item 6 - Exhibits and Reports on Form 8-K................................ 18

Signatures.................................................................. 19

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                                                   September 30,
                                                                   -------------
                                                                       2006
                                                                   -------------
                                     ASSETS
Current assets
  Cash and cash equivalents ....................................    $   253,611
  Accounts receivable ..........................................         14,363
  Inventory ....................................................         41,734
  Prepaid expense ..............................................         13,139
                                                                    -----------
Total current assets ...........................................        322,847

Property, plant & equipment
  Computer equipment ...........................................         22,758
  Accumulated depreciation .....................................        (19,095)
                                                                    -----------
Net property, plant and equipment ..............................          3,663

Other assets
  Trademark ....................................................          2,500
  Film library .................................................         83,037
  Record master ................................................         21,693
                                                                    -----------
Total other assets .............................................        107,230

Total assets ...................................................    $   433,740
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities .....................    $   148,610
  Deferrred revenue ............................................         28,725
  Due to stockholders ..........................................         38,399
                                                                    -----------
Total current liabilities ......................................        215,734

Stockholders' equity
  Common stock: par value $.001; 50,000,000 shares
   authorized; 11,152,688 shares issued and outstanding ........         11,153
  Additional paid in capital ...................................      4,175,734
  Accumulated deficit ..........................................     (3,968,881)
                                                                    -----------
Total stockholders' equity .....................................        218,006
                                                                    -----------
Total liabilities and stockholders' equity .....................    $   433,740
                                                                    ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                                     MEDIANET GROUP TECHNOLOGIES, INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)
                                                   For the Three months            For the Nine months
                                                    ended September 30,            ended September 30,
                                                ---------------------------    ---------------------------
                                                    2006            2005            2006          2005
                                                ------------    -----------    ------------    -----------
Revenues
  Sales revenues ............................   $     99,953    $    38,929    $    245,059    $    90,511
  Cost of sales .............................        119,913         41,626         267,748        117,019
                                                ------------    -----------    ------------    -----------
    Gross profit ............................        (19,960)        (2,697)        (22,689)       (26,508)

Operating expenses
  Consulting fees ...........................          7,288         35,198          46,665        240,438
  Other selling and administrative expenses .        136,556        107,589         377,604        211,774
  Impairment loss ...........................        458,124              -         458,124              -
                                                ------------    -----------    ------------    -----------
    Total operating expenses ................        601,968        142,787         882,393        452,212
                                                ------------    -----------    ------------    -----------

Loss from operations ........................       (621,928)      (145,484)       (905,082)      (478,720)

Interest Income .............................             43              -              43              -
                                                ------------    -----------    ------------    -----------

Net loss ....................................   $   (621,885)   $  (145,484)   $   (905,039)   $  (478,720)
                                                ============    ===========    ============    ===========

Basic and diluted net loss per share ........   $      (0.06)   $     (0.02)   $      (0.09)   $     (0.06)
                                                ============    ===========    ============    ===========

Weighted average number of shares outstanding     10,493,267      8,752,589      10,088,921      8,204,869
                                                ============    ===========    ============    ===========

                               The accompanying notes are an integral part of
                              the condensed consolidated financial statements.

                                                     4

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Nine Months
                                                          ended September 30,
                                                        ----------------------
                                                          2006          2005
                                                        ---------    ---------
Cash flows from operating activities:
  Net loss ..........................................   $(905,039)   $(478,720)
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation and amortization ...................      17,051       42,347
    Allowance for bad debt ..........................      (3,500)           -
    Stock and warrants issued for services ..........      24,800      143,620
    Stock options issued for services ...............      21,865       34,823
    Impairment loss on film library .................     458,124            -
    Changes in operating liabilities and assets:
      Accounts receivable ...........................      87,414      (15,149)
      Inventory .....................................      (8,875)           -
      Prepaid expense ...............................     (10,870)         483
      Accounts payable and accrued liabilities ......     (74,233)      30,445
      Deferred revenue ..............................       2,551            -
                                                        ---------    ---------
  Net cash used in operations .......................    (390,712)    (242,151)

Cash flows from investing activities:
  Purchase of fixed assets ..........................           -       (6,495)
  Investment in sound library .......................           -     (107,532)
                                                        ---------    ---------
      Net cash used in investing activities .........           -     (114,027)

Cash flows from financing activities:
  Stock issued for cash .............................     608,334      397,982
  Net proceeds from due to stockholders .............      25,399       41,402
                                                        ---------    ---------
      Net cash provided by financing activities .....     633,733      439,384
                                                        ---------    ---------

  Increase (decrease) in cash and cash equivalents ..     243,021       83,206

  Cash and cash equivalents, beginning of period ....      10,590       15,162
                                                        ---------    ---------
  Cash and cash equivalents, end of period ..........   $ 253,611    $  98,368
                                                        =========    =========

Supplemental disclosures of cash flow information:
  Cash paid for interest ............................   $       -    $       -
                                                        =========    =========
  Cash paid for income taxes ........................   $       -    $       -
                                                        =========    =========
Non-cash financing transactions:
  Stock issued for payment of expenses by shareholder   $       -    $  52,028
                                                        =========    =========
  Stock issued services .............................   $  24,800    $ 143,620
                                                        =========    =========
  Stock options issued for services .................   $  21,865    $  34,823
                                                        =========    =========
  Stock issued for acqusition of sound library ......   $       -    $ 100,000
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB/A for the year ended December 31, 2005.

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

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a business enterprise. At September 30, 2006, current assets exceeded current liabilities by $107,113.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2006 and 2005, the Company had an accumulated deficit of $3,968,881 and $2,469,819. The Company also realized net losses of $905,039 and $478,720 for the nine months ended September 30, 2006 and 2005, respectively.

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

STOCK TRANSACTIONS - OUTSTANDING WARRANTS

As of September 30, 2006, the Company had outstanding warrants to purchase up to 495,000 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                                          Warrants
                                                          --------
         Balance, December 31, 2005 ....................   495,000
         Issued ........................................         -
         Exercised .....................................         -
                                                           -------
         Balance September 30, 2006 ....................   495,000
                                                           =======

On September 29, 2006, the Company consummated the private sale of 666,667 restricted common shares to two (2) accredited investors at a price of $0.35 per share.

On October 2, 2006, the Company entered into a Consulting Agreement with Cameron Associates to provide investor relations services. The Company agreed to issue 100,000 restricted common shares in exchange for their services.

On November 13, 2006, the Company consummated the private sale of 333,333 restricted common shares to three (3) accredited investors at a price of $0.35 per share.

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

LONG-LIVED ASSETS

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future non-discounted cash flows derived from an asset were less than carrying value. An impairment of $458,124 was recorded in September, 2006 and $482,165 was recorded in December, 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying values of which approximate fair value at September 30, 2006.

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

As of September 30, 2006, the Company has allowable federal net operating loss carry forwards to offset future taxable income. The federal net operating loss carry forwards of approximately $1,969,000 will expire during the years 2020 through 2025.

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

6. CONSULTING AND SALES AGREEMENTS

During the period of January 1, 2006 through September 30, 2006, the Company has signed Marketing Partner and /or Member Provider Agreements ("Agreements") with various individuals or companies. These agreements allow companies to become Marketing Partners and/or Member Providers of licenses of the MediaNet portals, BSP Rewards and other products and services offered by the Company.

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

The Company charges a per-client, per month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenue totaled $28,725 at September 30, 2006.

Revenues generated from the sale of CD/DVD's of our Record Master are recognized net of a reserve for returns when the product is shipped to the customer in accordance with terms of the customer's order, the price has been agreed upon, and collection is reasonably assured.

Revenues recognized during the period ended September 30, 2006 and 2005 related to licensing agreements of the Company's film library totaled $6,453 and $17,674. The revenue from the Howdy Doody episodes are recognized in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. AMORTIZATION AND IMPAIRMENT

AMORTIZATION AND IMPAIRMENT OF FILM LIBRARY

During the course of the Company's strategic review of its entertainment properties, specifically its Howdy Doody film library, the Company assessed the recoverability of the carrying value of this asset which resulted in impairment losses of $290,530. This loss reflects the amount by which the carrying value of this asset exceeds the estimated fair value, determined by its estimated future discounted cash flows. The impairment loss is recorded as a component of "Operating expenses" in the Statement of Operations for September 2006.

AMORTIZATION AND IMPAIRMENT OF RECORD MASTER

During the course of the Company's strategic review of its entertainment properties, specifically its "Songs From The Neighborhood - A Tribute To Mr. Rogers" record master, the Company assessed the recoverability of the carrying value of this asset which resulted in impairment losses of $167,594. This loss reflects the amount by which the carrying value of this asset exceeds the estimated fair value, determined by its estimated future discounted cash flows. The impairment loss is recorded as a component of "Operating expenses" in the Statement of Operations for September 2006.

9. RECENT DEVELOPMENTS

On September 29, 2006, the Company consummated the private sale of 666,667 shares of restricted common stock to two (2) accredited investors, at a price of $0.35 per share. The total offering price was $233,333.45. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only.

On October 2, 2006, the Company entered into a Consulting Agreement with Cameron Associates to provide investor relations services. The Company agreed to issue 100,000 restricted common shares in exchange for their services.

On November 13, 2006, the Company consummated the private sale of 333,333 shares of restricted common stock to three (3) accredited investors, at a price of $0.35 per share. The total offering price was $116,666.55. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only.

10. SEGMENT REPORTING

The Company has three principal operating segments, which are the design, development and marketing of (1) branded websites, (2) branded loyalty reward programs and (3) audio and video products, which are sold in the United States. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief financial officer have been identified as the chief decision makers. The Company's chief operation decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respected segment.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. SEGMENT REPORTING (Continued)

The Company has determined that there are two reportable segments: (1) entertainment properties, and (2) branded services. The branded websites and branded loyalty rewards programs were aggregated into one reportable segment called Branded Services. The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such a segment.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note 1:
Summary of Significant Accounting Policies." The following tables show the operations of the Company's reportable segments:

         Nine months ended            Branded    Entertainment  Corporate   Consolidated
         September 30, 2006          Services     Properties     and Elim      Total
-----------------------------------  ---------   -------------  ---------   ------------
Net Sales .........................  $ 187,165     $  57,894            -    $  245,059

Depreciation & Amortization (2) ...  $   1,674     $  15,377            -    $   17,051

Impairment loss (3) ...............          -     $ 458,124            -    $  458,124

Segment (Loss) Income before taxes   $(235,315)    $(595,720)   $ (74,005)   $ (905,039)

Segment assets (1) ................  $  49,010     $ 137,110    $ 244,589    $  433,740

Expenditures for segment assets (2)          -             -            -             -


         Nine months ended            Branded    Entertainment  Corporate   Consolidated
         September 30, 2005          Services     Properties     and Elim      Total
-----------------------------------  ---------   -------------  ---------   ------------
Net Sales .........................  $  72,837     $  17,674            -    $   90,511

Depreciation & Amortization (2) ...  $  34,493     $   7,854            -    $   42,347

Impairment loss (3) ...............          -             -            -             -

Segment (Loss) Income before taxes   $(274,905)    $ (50,037)   $(153,778)   $ (478,720)

Segment assets (1) ................  $  49,010     $1092,272    $  56,441    $1,197,723

Expenditures for segment assets (2)  $   6,495     $ 107,532            -    $  114,027

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. SEGMENT REPORTING (Continued)

         Three months ended           Branded    Entertainment  Corporate   Consolidated
         September 30, 2006          Services     Properties     and Elim      Total
-----------------------------------  ---------   -------------  ---------   ------------
Net Sales (4*) ....................  $ 105,545     $  (5,592)*          -    $  99,953

Depreciation & Amortization (2) ...  $     558     $   5,709            -    $   6,267

Impairment loss (3) ...............          -     $ 458,124            -    $ 458,124

Segment (Loss) Income before taxes   $ (83,991)    $ (16,578)   $(621,885)

Segment assets (1) ................  $   5,248     $(496,040)   $ 125,377    $(365,415)

Expenditures for segment assets (2)          -           -            -           -


         Three months ended           Branded    Entertainment  Corporate   Consolidated
         September 30, 2005          Services     Properties     and Elim      Total
-----------------------------------  ---------   -------------  ---------   ------------
Net Sales .........................  $ 33,976      $   4,953            -    $  38,929

Depreciation & Amortization (2) ...  $ 10,314      $   2,898            -    $  13,212

Impairment loss (3) ...............         -              -            -            -

Segment (Loss) Income before taxes   $(63,163)     $ (49,506)   $ (32,815)   $(145,484)

Segment assets (1) ................  $ (1,844)     $ 166,640    $(129,373)   $  35,423

Expenditures for segment assets (2)  $  6,495      $  54,203            -    $  60,698

(1) Total Business assets are owned or allocated assets used by each business. Corporate assets consist of cash and cash equivalents, marketable securities, and certain other assets.

(2) Corporate property additions and depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

(3) Asset impairment attributable to our strategic review of assets, comparing undiscounted cash flows against carrying values See Note (8).

(4) * Negative revenue in Entertainment Properties was a direct result of an adjustment for returned merchandise.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11. MAJOR CUSTOMERS

During the nine moths ending September 30, 2006, the Entertainment Properties segment had sales to one customer which represent approximately 30% of all revenues. During the nine months ending September 30, 2006 the Branded Services segment had sale to two customers which represent approximately 39% of all revenues. During the period ending September 30, 2005, there were no major customers in each of the segments.

12. SUBSEQUENT EVENTS

On October 2, 2006, the Company entered into a Consulting Agreement with Cameron Associates to provide investor relations services. The Company agreed to issue 100,000 restricted common shares in exchange for their services.

On November 1, 2006, Dennis R. Lane resigned from his position as Director of the Company. There were no disagreements by the Company or Mr. Lane relating to the resignation.

On November 13, 2006, the Company consummated the private sale of 333,333 shares of restricted common stock to three (3) accredited investors, at a price of $0.35 per share. The total offering price was $116,666.55. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only.

13. RESTATEMENT

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

                        MEDIANET GROUP TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

During the nine months ended September 30, 2006, we had revenues from operations of $245,059 and a net loss of $905,039. For the nine months ended September 30, 2005, we had revenues from operations of $90,511 and a net loss of $478,720

Net sales for the nine months ended September 30, 2006 of $245,059 compared to sales of $90,511 for the nine months ending September 30, 2005, increased $154,548. Branded Services sales of $187,165 for the nine months ended September 30, 2006 compared to sales of $72,837 for the nine months ended September 30, 2005, increased $114,328. Branded Services sales increased due to increased sales of existing customer base and sales to new customers resulting from increased marketing efforts. Entertainment Properties sales of $57,894 for the nine months ended September 30, 2006 compared to sales of $17,674 for the nine months ended September 30, 2005, increased $40,220. The increase is attributable to the sale of the Mr. Rogers CD/DVD which commenced in the fourth quarter of 2005.

Operating expenses for the nine months ended September 30, 2006 were $882,393 as compared to $452,212 for the nine months ended September 30, 2005, an increase of $430,181. This significant increase is attributable to a $458,124 impairment we recorded in September 2006 against our Film Library and Record Master.

Excluding the impairment, operating expenses were $424,269 for the nine months ended September 30, 2006 as compared to $452,212 for the nine months ended September 30, 2005, a decrease of $27,943.Consulting fees decreased $193,773; Professional fees decreased $24,670. Insurance expense increased $9,581; Payroll expense and related fringe benefits increased $83,760, due to the hiring of key management and staff (previously retained as consultants); Corporate costs increased $7,177; Marketing expense increased $71,292; Commission expense increased $9,889 and Advertising expense increased $8,450.

Deferred revenue results from customers who pay for services in advance, such as quarterly, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that portion which is provided in services. As of September 30, 2006, deferred revenue amounted to $28,725 compared to $0 at September 30, 2005.

RESULTS OF OPERATIONS

For the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

During the three months ended September 30, 2006, we had revenues from operations of $99,953 and a net loss of $621,885. For the three months ended September 30, 2005 we had revenues from operations of $38,929 and a net loss of $145,484..

Net sales for the three months ended September 30, 2006 of $99,952 compared to sales of $38,929 for the three months ended September 30, 2005 increased $61,023. Branded Services sales of $105,545 for the three months ended September 30, 2006 compared to sales of $33,976 for the three months ended September 30, 2005, increased $71,569. Branded Services sales increase was due to sales to the existing customer base and sales to new customers as the BSP program continues to gain market recognition. Entertainment Properties had negative revenues of $(5,592) for the three months ended September 30, 2006 compared to sales of $4,953 for the three months ended September 30, 2005 a decrease of $10,545. This decrease in revenue was a direct result of an adjustment for returned merchandise which exceeded our reserve for returns.

                        MEDIANET GROUP TECHNOLOGIES, INC.

Operating expenses for the three months ended September 30, 2006 were $601,968 as compared to $142,787, an increase of $459,181. This significant increase is attributable to a $458,124 impairment we recorded in September 2006 against our Film Library and Record Master.

Excluding the impairment, operating expenses were $143,844 for the three months ended September 30, 2006 as compared to $142,787 for the three months ended September 30, 2005, an increase of $ 1,057. Consulting fees decreased $27,910; Professional fees decreased $22,169; Travel expense decreased $7,333. These decreases were offset by increases in; Insurance expense increased $5,031; Payroll expense and related fringe benefits increased $10,589, due to the hiring of key management and staff (previously retained as consultants); Corporate costs increased $1774; Marketing expense increased $20,191; Commission expense increased $5,894; Telephone expense increased $1,623; Office expenses increased $3,964 and Advertising expense increased $8,450.

LIQUIDITY  AND CAPITAL RESOURCES

As of September 30, 2006, we had cash on hand of approximately $253,611. During the nine months ended September 30, 2006, net cash used in operations was $390,712, and during the nine months ended September 30, 2005, net cash used in operations was $242,152. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business expansion.

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

We will seek to gradually expand our operations in all areas during the next 12 months by establishing a base of marketing partners that will allow us to expand our marketing efforts for the BSP Rewards program, with no increased overhead. We also intend to direct significant effort toward marketing the Howdy Doody episode library and the Mister Rogers CD/DVD. Management believes the BSP Rewards operation currently has the greatest potential for growth and production of revenue.

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

ITEM 3.  CONTROLS AND PROCEDURES

     a) Evaluation of Disclosure Controls and Procedures: As of September 30, 2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 29, 2006, the Company consummated the private sale of 666,667 shares to two (2) accredited investors, at a price of $0.35 per share. The total offering price was $233,333.45. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only.

On October 2, 2006, the Company issued 100,000 shares of restricted common stock to Cameron Associates for consulting services at $0.30 per share.

On November 13, 2006, the Company consummated the private sale of 333,333 shares to three (3) accredited investors, at a price of $0.35 per share. The total offering price was $116,666.55. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only.

                        MEDIANET GROUP TECHNOLOGIES, INC.

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

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b)  Reports on Form 8-K

         o On November 4, 2006, the Company filed a Form 8-K dated November 1, 2006 reporting under ITEM 5.02 DEPARTURE OF PRINCIPAL OFFICERS, stating Mr. Dennis R. Lane resigned from his position as Director of the Company. There were no disagreements by the Company or Mr. Lane relating to the resignation.

         o On October 3, 2006, the Company filed a Form 8-K dated September 29, 2006 reporting under ITEM 3.02 UNREGISTERED SALE OF EQUITY SECURITIES, the registrant consummated the private sale of 666,667 shares to two (2) accredited investor, at an exercise price of $0.35 per share.

         o On November 13, 2006, the Company filed a Form 8-K dated November 13, 2006 reporting under ITEM 3.02 UNREGISTERED SALE OF EQUITY SECURITIES, the registrant consummated the private sale of 333,333 shares to three (3) accredited investor, at an exercise price of $0.35 per share.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto dully authorized.

                                       MEDIANET GROUP TECHNOLOGIES, INC.


Date: November 14, 2006                By: /s/ Martin Berns
                                           ----------------
                                           Martin Berns
                                           President and Chief Executive Officer

Date: November 14, 2006                By: /s/ James Dyas
                                           --------------
                                           James Dyas
                                           Chief Financial Officer