Form 10KSB
period 2006-12-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2007-04-02
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended DECEMBER 31, 2006
                                             -----------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the transition period from ______ to _____.


                         Commission File Number 0-32307
                                                -------


                        MEDIANET GROUP TECHNOLOGIES, INC.
                        ---------------------------------
                     (Name of small business in its charter)


                 NEVADA                                    13-4067623
      ----------------------------                     ------------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         State issuer's revenues for its most recent fiscal year. $433,720

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of March 12, 2007 was approximately $2,035,226

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

   AS OF MARCH 12, 2007, THE COMPANY HAD 11,961,736 COMMON SHARES OUTSTANDING.

   Transitional Small Business Disclosure Format (Check one): Yes ___; No _X_

                                TABLE OF CONTENTS

PART I

   ITEM 1.  DESCRIPTION OF BUSINESS ........................................   1

   ITEM 2.  DESCRIPTION OF PROPERTY ........................................  10

   ITEM 3.  LEGAL PROCEEDINGS ..............................................  10

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............  10

PART II

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .......  10

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......  12

   ITEM 7.  FINANCIAL STATEMENTS ...........................................  17

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE .......................................  18

   ITEM 8A. CONTROLS AND PROCEDURES ........................................  19

   ITEM 8B. OTHER INFORMATION ..............................................  19

PART III

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..............  20

   ITEM 10. EXECUTIVE COMPENSATION .........................................  23

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS .....................  25

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................  26

   ITEM 13. EXHIBITS .......................................................  27

   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES .........................  28

SIGNATURES .................................................................  29

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

CURRENT AND FUTURE OPERATIONS

         The operations of MediaNet Group Technologies, Inc. are carried on through wholly owned subsidiaries. As used herein, the "Company" refers to MediaNet Group Technologies, Inc and its wholly owned subsidiaries. The Company's operations include the design development and marketing of (1) branded loyalty programs, (2) branded websites and (3) audio and video products.

BSP Rewards                This division provides private branded loyalty and
                           reward web malls and programs to both for profit and not for profit companies and organizations and for on-line and in-store merchants. The program is designed as a shopping service through which members receive rebates (rewards) on purchases of products and services from participating merchants. These rewards may be accumulated and used at any time to make additional purchases from any participating merchant in the program. The BSP program is proprietary to the Company.

Brand-A-Port               The Brand-A-Port division is building and hosting web
                           sites for business customers using proprietary platform applications we have developed. Such web sites are designed to include the name, logo, color scheme and customized or personalized content provided by the customer, but are also designed to serve as Internet web portals which provide users with direct access to news, weather and other information available on the Internet as well as private branded web malls operated by BSP Rewards.

Memory Lane Syndication    Through this division we have acquired ownership of
                           130 color episodes of the 1970's Howdy Doody television show. We license others to manufacture and market videos of these episodes, as well as to license them for possible television and radio syndication. Initial marketing of videos commenced in the fourth quarter of 2004. Subsequently, in 2005, we produced a combination CD/DVD known as Songs From The
                           Neighborhood / The Music of Mister Rogers which and are presently offering for sale on a direct basis and through various wholesale and retail distributors and both on-line and brick and mortar stores. The CD/DVD won the distinguished GRAMMY AWARD on February 8, 2006 as the best children's music album as well as a Dove award, the Creative Child Award - Creative Child magazine, Parents' Choice - Parent's Choice
                           Foundation and the 2006 Notable Children's Recordings from the Association of Library Service To Children.

BSP REWARDS

         The BSP Rewards component of our business is a loyalty and rewards program designed as a shopping service through which members receive rebates (rewards points) on purchases of products and services from participating merchants. These rewards act as a common currency that may be accumulated and used at any time to make additional purchases from any participating merchant in the program.

         The BSP Rewards program is primarily a web based program, but has commenced initial expansion to also operate in physical locations. Retail sellers of goods and services who join in the program as participating merchants agree to pay rebates to us for our members who purchase goods and services through the program. We collect all rebates paid by participating merchants and retain a portion as our fee for operating the program. Another portion of the rebate (generally one-half), is designated as a "reward" earned by the member who made the purchase. In certain circumstances, we also pay a portion of the rebate as residual passive income to the organization or company which enrolled the member in the program.

         We have established a separate reserve account in which we hold all amounts designated as accumulated member rewards. Members, merchants and member providers may view reports on-line indicating the total amount of purchases made and of rewards accumulated. At the present time when a member elects to redeem all or any portion of the rewards which he or she has accumulated, the member must purchase certificates or gift cards on-line that are redeemable at participating merchants or load their reward points onto our stored value MasterCard or participating affiliated cards, that can be utilized at certain online and in-store merchants for redemption. This card allows the reward points to be loaded on the card and spent like cash at participating merchants.

         Member Providers are companies, organizations and groups that enroll their employees or members in the BSP Rewards program. The program is sometimes offered free to member providers who auto-enroll their member base. This program has commenced limited operations, and member provider agreements have been signed with initial companies. Member provider agreements provide that the organization will normally enroll their members for free and BSP shall pay to the member providers a straight percentage of the rewards earned by the members that each member provider enrolls in the program. A member provider only earns a percentage if the members enrolled by the member provider actually earn rewards through the program. Three of the companies or associations with whom the Company has entered into member provider agreements are the AME Church, Global Cash Card and ADP. At this time, none of these agreements are material and minimum revenues have yet been produced.

         We have also signed Branded BSP Rewards Merchant Agreements with web based merchants such as Lobstergram and Cruises, Inc who have agreed to pay a rebate percentage of the value of each sale, and will also redeem BSP Rewards as payment for sales to our members. Additionally the Company has signed branded agreements with organizations such as Fortune Hi-Tech Marketing who utilizes the program as a shopping mall and Americlean who pays the company a monthly fee to administer the branded program we built for them.

         Additionally, BSP has signed Strategic Marketing Partnership agreements with organizations that act as introductory or sales agents for the Company. Such companies include ADP for the auto industry, and Spirit Incentives for various channels.

         It is our intention to market the BSP Rewards program to larger companies when we have the capital available to do so. Major membership clubs, organizations credit and stored value card users and companies have the capability of quickly expanding the BSP membership base to their large participating groups which would greatly enhance our potential revenue stream. Although we have commenced initial sales in these markets, we would require substantial working capital prior to commencing marketing efforts directed at larger organizations as such efforts can be time consuming and costly. BSP Rewards is the Company's primary division with the preponderance of its efforts directed towards its expansion and growth.

BRAND-A-PORT

         Our Brand-A-Port segment has a proprietary platform application which allows us to build customized web sites which also serve as internet portals. Internet web sites are normally single purpose sites utilized to provide information about a person, a company or a product. Individuals typically visit internet web sites for a single targeted purpose, and once that purpose is satisfied, have no reason to remain on the site or to re-visit unless a specific purpose arises again. An internet portal is a web site which is designed to encourage visitors to remain on the site or to re-visit the site numerous times. A web site which is also an internet portal includes the same types of specific information normally found on a traditional web site, but also includes additional content, information and features such as a search engine, headline news, maps, stock market information, weather information, horoscopes, games, and the like.

         We license the general content and appearance of a Brand-A-Port internet portal to our clients and then brand or customize the portal to fit the needs of the client and its unique industry and customer/visitor base. The branding includes adding the name and color scheme of the client and may also include adding customized content and web pages desired by the client.

         We charge clients a fee for building their portal and also charge a monthly hosting fee. The amount of both the initial fee and the monthly hosting fee varies depending on the features and services the client selects. Portals are generally required to be paid for prior to construction and hosting fees are generally required to be paid quarterly in advance. We normally charge between $1,995 and $4,995 to build the site, and between $199 and $250 per month to host and maintain it. We host client's portals on servers at Datapipe, a national hosting center. Datapipe manages and maintains our server operations. We maintain the coding and other information necessary to administer the operations of the web portals created for our clients, and we update the content and design of the various sites as necessary. The monthly fee which we charge clients for hosting varies depending upon the type of portal the client selects. Hosting fees are higher for portals which include custom features.

         Our target market for the Brand-A-Port product is currently smaller companies with small budgets that either do not currently have a web presence, or who wish to expand on that presence without being required to make a large expenditure. We primarily utilize this application to build our branded BSP Rewards sites

MEMORY LANE SYNDICATION

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

         We have entered into two licensing agreements relating to Howdy Doody episodes. The first is a Rights Acquisition Agreement with GIAM (formerly GoodTimes Entertainment) granting them a license to manufacture and distribute 40 of the Howdy Doody episodes to retailers and on the internet. GIAM commenced sales efforts in the last quarter of 2004 and pays a royalty of ten percent of the net wholesale price on any sales that were made. The Agreement has a term of five years, commencing on September 25, 2003. Revenues to date have been nominal. There is no assurance that GIAM will be successful in selling videos and, accordingly, there is no assurance that we will realize any substantive revenues under the terms of the agreement.

         We have also signed a Licensing Agreement with Madacy Entertainment for certain episodes of the Howdy Doody library. The Agreement grants a license to Madacy Entertainment for 25 episodes to be produced as a DVD box set. The Company will receive a royalty of fifteen percent of the net wholesale price on all sales. The term of the Agreement is for five years, commencing December 1, 2003. Revenues to date have been nominal. There is no assurance that Madacy Entertainment will be successful in selling videos and, accordingly, there is no assurance that we will realize any substantive revenues under the terms of the agreement

         We are also contacting television and radio stations relative to airing the shows on a daily or weekly basis. If the shows are accepted, our compensation may be in the form of money or an exchange for advertising time. To date we have signed a contract with COX Broadcasting in Orange County California.

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

         The CD won the distinguished GRAMMY AWARD on February 8, 2006 as the best children's music album as well as a Dove award, the Creative Child Award - Creative Child magazine, Parents' Choice - Parent's Choice Foundation and the 2006 Notable Children's Recordings from the Association of Library Service To Children.

MARKETING AND DISTRIBUTION STRATEGIES
-------------------------------------

         Our target markets for sales of our BSP Rewards program and the Brand-A-Port product include small, medium and large sized companies and organizations that will be able to utilize our product line. Our target market for reselling our products and services is to companies that already have an existing sales force or ability to act as a mass reseller for us. This potential market also includes membership clubs, non-profit organizations, alumni associations, retailers and corporations and their marketing alliance partners and home based business sellers, credit and debit card issuers and network marketing companies.

         We market our products and services primarily through third party resellers who are paid on a commission basis. We have signed a number of marketing partner agreements which are non-exclusive and we anticipate that we will sign agreements with additional resellers in the future. The Agreements, which generally have a term of one year with automatic one-year renewals, provide for the payment by the Company of a commission on BSP rewards earned by members that are signed into the program by the reseller. The Company also pays a commission for any products and internet portals sold on behalf of the Company and a commission for hosting fees paid to the Company by buyers of portals or websites as a result of the activities of the marketing partner. In some instances, we also allow clients for whom we have built portals to act as resellers. Some of our existing reseller agreements are with IMC/Beryl's World, ADP and DBL Group, Spirit Incentives, Marketing Consultants Plus, and McAdams Marketing. As of the date of this report, the marketing agreements have not resulted in any significant revenues.

         We anticipate that the merchants and member provider organizations that become involved with the BSP Rewards program will devote a portion of their advertising and marketing funds to the branded program which, in turn, will help to develop customer awareness of our products and services.

         Part of our marketing strategy for the BSP Rewards mall and Brand-A-Port component of our business is to continue to maintain and operate various demonstration sites designed for specific industries. We do not currently earn revenue from the operation of these sites, but we use them to demonstrate to potential clients the types of features which are available through a Brand-A-Port portal.

         Through Memory Lane Syndication, we market the Howdy Doody TV show videos, Songs From The Neighborhood CD/DVD and other media products we may acquire in the future through distributors and retailers and through direct response media. We seek to offer the Howdy Doody TV show videos to various TV and radio syndicators who, in turn, would market them to broadcasters to air to the general public.

         Developing market acceptance for our existing and proposed projects will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform potential sponsors of the benefits and advantages of Company products and achieve name recognition. There can be no assurance that we will be able to penetrate existing markets on a wide scale basis.

         Currently the main marketing efforts of the Company are directed towards the BSP Rewards program. It is our intention to market both our BSP Rewards program and Brand-A-Port product to larger companies when we have the capital available to do so. Major membership clubs, organizations and companies have the capability of ordering branded rewards mall programs in larger numbers and the capability of quickly expanding the BSP membership base to a much greater participating group, both of which would greatly enhance our potential revenue stream through the utilization of our internet mall. They also have the ability to market programs directly to their customers and members.

COMPETITION
-----------

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

WEB SITES
---------

         The following is a list of some of our proprietary websites:

         o www.medianetgroup.com               o www.pixjury.com
         o www.brandaport.com                  o www.doodyville.com
         o www.bsprewards.com                  o www.memorylanesyndication.com
         o www.shutterport.com                 o www.autoloyaltyrewards.com
         o www.songsfromtheneighborhood.com    o www.bigbrandmall.com
         o www.nationalvaluecardmall.com

EMPLOYEES
---------

         Presently, we have 8 full time employees plus outside independent representatives. The Company has an employment agreement with Martin A. Berns, Chief Executive Officer and Director. The Company also has consulting arrangements with a director who performs marketing services for the Company and another director who performs sales services for the Company.

RISK FACTORS
------------

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

         Test marketing of the Mr. Rogers CD/DVD commenced in the fourth quarter of 2005 with the distribution roll-out commencing in the first quarter of 2006. To date this product has limited sales; there is no assurance of revenues in the future.

THE INTERNET AND ON-LINE COMMERCE INDUSTRY ARE CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE. WE MAY BE UNABLE TO COMPETE SUCCESSFULLY OR TO REMAIN COMPETITIVE UNLESS WE ARE ABLE TO DEVELOP NEW PRODUCTS OR ADOPT EXISTING PRODUCTS TO NEW TECHNOLOGIES. IF WE ARE UNABLE TO DO SO, IT WOULD ADVERSELY AFFECT OUR ABILITY TO REACH OR MAINTAIN PROFITABILITY.

         To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the web malls and Internet portals we market and sell. The Internet and the on-line commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences and frequent product and service introductions. If competitors introduce products and services embodying new technologies or if new industry standards and practices emerge, then our existing web sites, proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         As of December 31, 2006, the Company leases approximately 1760 sq. ft. of office space from an unaffiliated third party.

         On February1, 2007, the Company expanded it leased premises to 2,784 sq. ft. and extended it lease for three years.

         The term of the lease is as follows: $4,077.35 per month for the first twelve months, $4,202.77 per month for the following twelve months, and $4,335.57 per month for the last twelve months.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2006.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded on the over-the-counter Bulletin Board under the symbol "MEDG". As of March 12, 2007, the last sale of common stock, as quoted on the over-the-counter Bulletin Board, was $0.25. The following table sets forth the range of quarterly, high and low sale prices for our Common Stock.

                         2006                2005
                   ---------------      ---------------
QUARTER ENDED       LOW       HIGH       LOW       HIGH
-------------      -----     -----      -----     -----
March 31           $0.18     $0.52      $0.75     $1.43
June 30             0.40      0.55       0.39      0.82
September 30        0.20      0.40       0.22      0.81
December 31         0.30      0.45       0.21      0.40

         As of December 31, 2006 a total of 11,611,021 shares outstanding. Such securities are currently held of record by a total of approximately 116 persons. We also currently have 495,000 shares which are subject to purchase under outstanding warrant agreements with various individuals.

         No dividends have been declared or paid on the Company's securities within the past two fiscal years, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         The following table lists all of the securities that were sold by the Company during the fiscal year ended December 31, 2006. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificates issued.

                                                      PURCHASE     AGGREGATE
                                                      PRICE PER    PURCHASE
NAME                            DATE       SHARES       SHARE        PRICE
----                            ----       ------     ---------    ---------
Norman Pessin ..........     1/09/2006     500,000     $ 0.25      $125,000  (1)
Cameron Associates .....     3/06/2006      80,000       0.31        24,800  (2)
Norman Pessin ..........     6/08/2006     527,500       0.40       211,000  (1)
Gregory Fortunoff ......     6/08/2006      97,500       0.40        39,000  (1)
Norman Pessin ..........     9/29/2006     333,334       0.35       116,667  (1)
Michelle Cahr ..........     9/29/2006     100,000       0.35        35,000  (1)
Cahr Dynamic Trust .....     9/29/2006     233,333       0.35        81,667  (1)
Cameron Associates .....     10/2/2006     100,000       0.30        30,000  (2)
Daryl Moccia ...........     11/13/2006    100,000       0.35        35,000  (1)
Nancy Cohn .............     11/13/2006    100,000       0.35        35,000  (1)
Gregory Fortunoff ......     11/13/2006    133,333       0.35        46,666  (1)
Jeffrey Meshel .........     11/21/2006     25,000       0.38         9,500  (2)

(1) Shares issued for payment received for Private Placement
(2) Shares issued for consulting services.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED TWO YEAR FINANCIAL DATA

                                                       2006             2005
                                                       ----             ----
OPERATING DATA
  Net sales ...................................    $    433,720     $   176,722
  Operating income (loss) .....................      (1,120,401)     (1,072,743)
  Net income (loss) ...........................      (1,120,217)     (1,072,743)
  Depreciation and amortization ...............          20,982          56,183
  Capital expenditures ........................               0         113,027

PER SHARE DATA
  Earnings:
    Basic & diluted ...........................    $      (0.11)    $     (0.13)

FINANCIAL POSITION
  Working Capital .............................    $     68,321     $  (118,023)
  Property, plant & equipment, net ............           3,205           5,037
  Total assets ................................         342,653         730,063
  Long term debt ..............................               0               0
  Shareholder equity ..........................         175,283         468,046

CASH FLOW DATA
  Net cash flow from operations ...............    $   (569,244)    $  (370,927)
  Net cash flow from investing activities .....               0        (113,027)
  Net cash flows from financing activities ....         712,000         479,382

YEAR END DATA
  Shares outstanding ..........................      11,611,021       9,281,021
  Approximate number of shareholders ..........             116             150

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

OVERVIEW
--------

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

TRANSACTION PROCESSING

         BSP Rewards receives rebates from participating merchants on all transactions processed by BSP through its on-line mall platform. The percentage rebate paid by merchants varies between 1 % and 30% and BSP normally shares 50% of the rebate with the member who made the purchase.

         Since the launch of BSP Rewards in January of 2005, the company has continued to increase individual membership, the number of participating merchants in the network and the revenue and transactions generated through the platform. We increased the number of merchants in our web mall in the past year from 252 to 551. Many of them among the nation's best known retailers such as Macy's, Sears, Shell, Hyatt Hotels, Linens-N-Things and Lowe's. We have also launched our off-line program with Timberland and Budget Rent-A-Car as the initial in-store merchants.

         We processed $5,115,491 of merchant transactions through our on-line web mall during the fiscal year ended December 31, 2006 compared to $474,460 for the fiscal year ended December 31, 2005. The merchant transactions processed through our on-line web mall produced $305,925 in gross revenue for the BSP Rewards segment of the Company during the fiscal year ended December 31, 2006 as compared to $1,782 for the fiscal year ended December 31, 2005. The number of active members processing transactions through the web mall increased 301% from 2005 and the number of active merchants increased 118.6% from 2005.

SEGMENT REPORTING
-----------------

         The Company has two reportable segments: (1) entertainment properties which includes audio and video products and (2) branded services which includes the branded websites and branded loyalty rewards programs, all of the products of which are sold in the United States. These operating segments were determined based on the nature of the products and services offered. The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such a segment.

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

         The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note 1: Summary of Significant Accounting Policies." The following tables reflect the operations of the Company's reportable segments:

        TWELVE MONTHS ENDED               BRANDED      ENTERTAINMENT     CORPORATE      CONSOLIDATED
         DECEMBER 31, 2006                SERVICES      PROPERTIES       AND ELIM.         TOTAL
-----------------------------------      ---------     -------------     ---------      ------------
Net Sales (2) .....................      $ 377,431       $  56,289              -       $   433,720
Depreciation & Amortization (3) ...          2,232          18,750              -            20,982
Asset Impairment (4) ..............              -         458,124              -           458,124
Segment (Loss) Income before taxes        (336,552)       (646,712)      (136,953)       (1,120,217)
Segment assets (1) ................         63,768         132,990        145,895           342,653
Expenditures for segment assets (3)              -               -              -                 -

        TWELVE MONTHS ENDED               BRANDED      ENTERTAINMENT     CORPORATE      CONSOLIDATED
         DECEMBER 31, 2005                SERVICES      PROPERTIES       AND ELIM.         TOTAL
-----------------------------------      ---------     -------------     ---------      ------------
Net Sales (2) .....................      $  55,243       $ 121,479              -       $   176,722
Depreciation & Amortization (3) ...         35,002          21,181              -            56,183
Asset Impairment (4) ..............              -         482,165              -           482,165
Segment (Loss) Income before taxes        (387,599)       (552,036)      (133,108)       (1,072,743)
Segment assets (1) ................         19,328         710,131            604           730,063
Expenditures for segment assets (3)          5,495         107,532              -           113,027

(1) Total Business assets are owned or allocated assets used by each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

(2) Branded Services two year comparative segment revenue follows;

    (a) Gift Cards generated $271,777 in revenue for the fiscal year ending December 31, 2006, as compared to $724 for the fiscal year ended December 31, 2005.

    (b) BSP Reward program generated $34,148 in revenue for the fiscal year ended December 31, 2006, as compared to $1,058 for the fiscal year ended December 31, 2005.

    (c) Design and Hosting generated $67,573 in revenue for the fiscal year ended December 31, 2006, as compared to $49,544 for the fiscal year ended December 31, 2005.

    (d) Other items generated $3,933 in revenue for the fiscal year ended December 31, 2006, as compared to $3,917 for the fiscal year ended December 31, 2005.

(3) Corporate property additions, depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

(4) Asset impairment attributable to our strategic review of assets, comparing undiscounted cash flows against carrying values.

MAJOR CUSTOMERS
---------------

         During the fiscal year ended December 31, 2006, the Entertainment Properties segment had sales to four customers, which represent approximately 31% of revenues. During the fiscal year ended December 31, 2006 the Branded Services segment had two customers which represents approximately 16% of revenues.

RESULTS OF OPERATIONS
---------------------

         Fiscal Year Ended December 31, 2006 as compared to Fiscal Year Ended December 31, 2005

         For the fiscal year ended December 31, 2006, we had revenues from operations of $433,720, and a net loss of $1,120,217. For the fiscal year ended December 31, 2005, we had revenues from operations of $176,722, and a net loss of $1,072,743.

         Branded Services net sales increased $322,188 or 583.2 % to $377,431 compared to $55,243 for the fiscal year ended December 31, 2005.The increase is attributable to increased individual memberships, and an increase of merchants participating in our web mall from 252 in fiscal year 2005 to 551 in fiscal year 2006.

         Entertainment Properties net sales decreased $65,190 or 53.7 % to $56,289 compared to $121,479 for the fiscal year ended December 31, 2005. This decrease is attributable to the reduction of in store advertising.

         Operating expenses for the fiscal year ended December 31, 2006, were $1,086,148, compared to $1,031,872 for the fiscal year ended December 31, 2005, an increase of $54,276.

         Included in operating expenses for the fiscal year ended December 31, 2006 is an Impairment loss of $290,530 against our Film Library and $167,594 against our Record Master. In fiscal year ended December 31, 2005 we recorded Impairment against our Film Library of $482,165. While conducting its annual review and testing of company assets the Company determined there was a loss in carrying value of its Film Library and Record Master. The Company utilized a discounted cash flow as the basis of its test.

         Excluding the impairments noted above operating expenses were $628,024 for the fiscal year ended December 31, 2006 and $549,707 for fiscal year December 31, 2005 an increase of $78,317.Consulting fees decreased $62,201; Professional fees decreased $26,170; Travel expenses decreased $17,933. Insurance expense increased $14,675; Payroll expense and related fringe benefits increased $94,240 due to the hiring of key management staff (previously retained as consultants); Corporate costs increased $7,875; Marketing expense increased $39,975; Commission expense increased $19,636 and Advertising expense increased $8,450.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Deferred revenue results from customers who pay for services in advance, such as quarterly, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of December 31, 2006, deferred revenue amounted to $31,602 compared to $26,174 at December 31, 2005.

         As of December 31, 2006, we had cash on hand of approximately $153,346. During the fiscal year ended December 31, 2006, net cash used in operations was $569,244, and during the fiscal year ended December 31, 2005, net cash used in operations was $370,927. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

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

PLAN OF OPERATIONS
------------------

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

         The primary operations of the company are focused on the Branded Loyalty Rewards segment of the business. The efforts are concentrated on (1) Building the On-Line merchants network. (2) The participating Gift Card merchants. (3) Initiating a participating In-Store merchant network. (4) Layering the BSP platform onto credit, debit and prepaid cards. (5) Increasing the member base. (6) Increasing transactions and fees.

         The Company has signed Marketing Partner and/or Member Provider Agreements with various individuals or companies to sell for the Company on a straight commission basis. Additionally the Company has signed their initial Private Branded Merchant Agreements with web-based retailers who will give and redeem BSP Rewards and place their customers into the program as members. The Company believes it will begin to receive limited revenues from these sales during the 1st quarter of 2007.

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

         We are aware that business trends relative to the internet are constantly changing. We are also aware that the U.S. economy is currently in a state of uncertain growth. The combination of changing trends relative to the internet and uncertainty regarding economic growth could have a material impact on our short-term or long-term liquidity or on our net sales or revenues or income from operations.

SUBSEQUENT EVENTS
-----------------

         On January 23, 2007 the company issued 40,000 shares of restricted common stock to Joseph Porrello. Mr. Porrello (a Director) exercised his stock option to purchase 40,000 shares valued at $0.26 per share. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

         On January 23, 2007, the Board of Directors elected Robert F. Hussey to serve on its Board of Directors, Mr. Hussey accepted the position.

         On January 23, 2007 the Company issued 25,000 shares of restricted common stock to Robert Hussey for consulting services valued at $0.40 per share. The $0.40 per share price is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on January 23, 2007. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

         On January 23, 2007, the Company issued options to purchase 75,000 shares of common stock to a director. The options are exercisable at $0.20 per share, which represents 50% of the closing bid price per share of the company's common stock on January 23, 2007.

         On February 1, 2007, Mr. Joseph Porrello resigned from his position as Director of the Company. There were no disagreements by the Company or Mr. Porrello relating to the resignation.

         On February 1, 2007, Mr. Ivan Bial resigned from his position as Director of the Company. There were no disagreements by the Company or Mr. Porrello relating to the resignation.

         On February 2, 2007, the Company consummated the private sale of 285,715 shares to one (1) accredited investor, at a price of $0.35 per share. The total offering price was $100,000. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

         On March 12, 2007, we signed a Digital Distribution Agreement with Digital Music Group, Inc. The Agreement is relative to our Howdy Doody library and our Songs from the Neighborhood "The Music of MISTER ROGERS" audio and covers electronic and digital transmission. The Company will receive a royalty on net receipts of all sales. The term of the Agreement is seven years, commencing March 16, 2007.

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

         The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of December 31, 2006, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the company files or submits under the Securities Exchange Act of 1934 is (1) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The names, ages and titles of our Executive Officers and Directors as of December 31, 2006 are as follows:

NAME                     AGE      POSITION                                          COMMITTEE
-------------------      ---      --------------------------------------------      ---------
Martin A. Berns (1)       70      Chairman of the Board of Director & CEO
Eugene H. Berns (1)       70      Director                                            (5)
Ivan L. Bial (3)          62      Director, Vice President, Secretary
James M. Dyas             57      Director, Chief Financial Officer, Treasurer
Joseph Porrello (2)       62      Director
Thomas C. Hill            48      Director, Director of Operations                    (5)
Lawrence Lipman           49      Director, Director of Business Development
Jeffrey Meshel            50      Director
Robert Hussey (4)         58      Director                                            (5)(**)

1- Martin A. Berns and Eugene H. Berns are brothers.

2- Mr. Porrello resigned from the board effective February 1, 2007

3- Mr. Bial resigned from the board effective February 1, 2007. He remains as Vice President & Secretary.

4- Mr. Hussey was elected to the board on January 23, 2007.

5- Audit Committee.

** Indicates Chairman of the Committee

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

BIOGRAPHICAL INFORMATION
------------------------

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

         IVAN L. BIAL has been the Vice President and Secretary of the Company since January 2003. Mr. Bial is a co-founder of our wholly owned operating subsidiary Brand-A-Port, Inc., and has been Vice President, Sales of that company since its organization in April 2000. Prior thereto, he served as Vice President and General Manager of Southern Photo Service of Hollywood, Florida, the oldest independent color photo-finishing lab in the United States. He served as a consultant to Blockbuster Entertainment for their multi-store test of one-hour photo labs. Mr. Bial has additional experience as a National Sales Manager in the telecommunications, software and publishing industry, and is a member of the Society of Photo Finishing Engineers. Mr. Bial resigned from the board of directors effective February 1, 2007.

         JAMES M. DYAS was appointed a director and Chief Financial Officer of the Company in September 2004. From 1992 to 2004, Mr. Dyas served as Chief Financial Officer of the National Alliance for Excellence, Inc., a national educational non-profit organization which he co-founded. From 1990 to 1992, Mr. Dyas was Controller for Seal-O-Matic Corporation. Prior to 1990, Mr. Dyas held management positions with Fashion Rite Corporation (a London Fog licensee) and International Paint Co., Inc. Mr. Dyas has served in the position of financial consultant, Chief Financial Officer and Controller for national and international companies for over twenty-five (25) years. He holds a B.S degree in accounting from St. Peter's College. Mr. Dyas is a member of Financial Executives International.

         JEFFREY W. MESHEL was appointed a director of the Company on November 21, 2006. Since 1989 Mr. Jeffrey W. Meshel is president and co-founder of Mercury Capital Corporation, Mercury Properties and Mercury Equity Group. Mr. Meshel has over twenty years experience in the acquisition, management and lending on residential and commercial real estate. Mercury Capital Corporation is prominent in the real estate industry as a resource for bridge loans and mezzanine debt nationwide. Mercury Properties is a fully integrated real estate holding company that owns, operates and manages its own portfolio, which consists of office, industrial, retail and residential property. Mercury Equity Group is a boutique NASD Broker/Dealer that specializes in private placements. M.E.G. provides bridge loans and funds private investments in public entities. Mr. Meshel is the Founder and Chairman of the Strategic Forum and author of "One Phone Call Away" (currently being published by Penguin/Portfolio). Mr. Meshel currently serves on the board of Signature Bank, Mercury Capital and advisory board of Broadband Capital. Mr. Meshel is the Founder and Chairman of Paradigm
V. Paradigm V is the first web based people resource engine where its members define themselves to become a magnet for opportunity.

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

         ROBERT F. HUSSEY was appointed a director of the Company effective January 23, 2007. Mr. Hussey is a private equity investor. Mr. Hussey currently serves as a Director of Axcess International, Inc., Digital Lightwave, Inc. Mr. Hussey also serves on the board of HC Wainright & Co., DIRT Motorsports, Inc. and on the board of advisors for Argentum Capital Partners. From 1991 through 1996, Mr. Hussey served as President, CEO and Director of Metro Vision of North America. From 1984 through 1991, Mr. Hussey was Founder, President, CEO and Director of POP Radio Corp. Prior to POP Radio, Mr. Hussey worked at Grey Advertising, Inc., E.F. Hutton and American Home Products, Inc. Mr. Hussey received a B.S. in Business Administration from Georgetown University and an MBA in International Business from George Washington University.

AUDIT COMMITTEE
---------------

         We have an Audit Committee, which consist of Robert Hussey, Eugene Berns, and Thomas Hill. The board has designated Robert Hussey as the "audit committee" financial expert," as defined by Item 401(e) of Regulation S-K of the Securities Act of 1934 and serves as its chairperson. The board determined that Robert Hussey, Eugene Berns and Thomas Hill are "independent directors".

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

         The Company's officers, directors and principal shareholders have not been delinquent in filing reports required under Section 16(a) of the Exchange Act.

CODE OF ETHICS
--------------

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

                                                                       LONG TERM
                                  ANNUAL COMPENSATION              COMPENSATION AWARDS
                            ---------------------------------   ------------------------
                                                 OTHER ANNUAL   RESTRICTED   SECURITIES
NAME AND PRINCIPAL                       BONUS   COMPENSATION      STOCK     UNDERLYING
POSITION             YEAR     SALARY      ($)        ($)        AWARDS ($)   OPTIONS (#)
------------------   ----   ----------   -----   ------------   ----------   -----------
Martin Berns, CEO    2006   52,000 (1)     0          0              0            0
                     2005   52,500 (1)     0          0              0            0
                     2004   40,000 (1)     0          0              0            0

(1) Mr. Berns has an employment contract with the Company, commencing January 1, 2005 through December 31, 2008 at an annual salary of $52,000 per year, plus normal fringe benefits.

CONSULTING ARRANGEMENTS
-----------------------

         Mr. Lipman has a consulting arrangement with the Company pursuant to which he provides professional services on a month-to-month basis.

         Mr. Hill has a consulting arrangement with the Company pursuant to which he provides professional services on a month-to-month basis.

         On December 6, 2006, Mr. Lipman was granted a five (5) year option to purchase 25,000 common shares under the Company's Incentive and Non-Statutory Stock Option Plan. The exercise price of $0.18 per share represents 50% of the closing price per share of the Company's common stock on the date of grant. Options for 8,333 shares vested in 2006.

         On December 6, 2006, Mr. Meshel was granted a five (5) year option to purchase 75,000 common shares under the Company's Incentive and Non-Statutory Stock Option Plan. The exercise price of $0.18 per share represents 50% of the closing price per share of the Company's common stock on the date of grant. Options for 25,000 shares vested in 2006.

STOCK OPTIONS
-------------

         The Company has a stock option plan for key personnel covering 350,000 shares of common stock. The fair-value of the Company's stock based awards granted to employees, non-employee directors and consultants for the years ended December 31, 2006 and 2005 was estimated using the Black-Scholes option-pricing model.

STOCK OPTION GRANTS IN 2006 TO NAMED EXECUTIVE OFFICERS

There were no new stock options granted to named officers in 2006 and there were no options exercised.

COMPENSATION TO THE COMPANY'S DIRECTORS

Starting in 2006, each new director receives 25,000 restricted shares of our common stock upon joining the board. They also receive 75,000 options to acquire common stock at an exercise price 50% of the fair market value per share of common stock on the date the option is granted. We also pay ordinary and necessary out-of-pocket expenses for directors to attend board and committee meetings.

                                                                   CHANGE IN
                   FEES                                          PENSION VALUE
                  EARNED                          NON-EQUITY          AND
                  OR PAID                         INCENTIVE      NONQUALIFIED
                    IN      STOCK      OPTION         PLAN          DEFERRED       ALL OTHER
                   CASH     AWARDS     AWARDS     COMPENSATION    COMPENSATION   COMPENSATION    TOTAL
     NAM E          ($)      ($)         ($)          ($)         EARNINGS ($)        ($)         ($)
---------------   -------   ------   ----------   ------------   -------------   ------------   -------
Lawrence Lipman      -      $    -   $8,166 (1)       $-              $-              $-        $ 8,166
Joseph Porrello      -           -   10,048 (2)        -               -               -         10,048
Thomas Hill          -           -    8,166 (3)        -               -               -          8,166
James Dyas           -           -    2,512 (4)        -               -               -          2,512
Jeffrey Meshel       -       9,500    6,750 (5)        -               -               -         16,250

1- Includes 25,000 stock options that were granted 25,000 on January 21, 2005 at $0.45 per share of which 8,333 options vest on January 21, 2005, 8,333 options vest on January 21, 2006 and 8,334 options vest on January 21, 2007. Also included are 25,000 stock options that were granted on December 6, 2006 at $0.18 per share of which 8,333 options vest on December 6, 2006, 8,333 options vest on December 6, 2007 and 8,334 options vest on December 6, 2008.

2- Includes 60,000 stock options that were granted on October 29, 2004 at $0.26 per share of which 20,000 options vested on October 29, 2004, 20,000 options vested on October 29, 2005 and 20,000 options vested on October 29, 2006.

3- Includes 25,000 stock options that were granted 25,000 on January 21, 2005 at $0.45 per share of which 8,333 options vest on January 21, 2005, 8,333 options vest on January 21, 2006 and 8,334 options vest on January 21, 2007. Also included are 25,000 stock options that were granted on August 1, 2005 at $0.19 per share of which 8,333 options vest on August 1, 2005, 8,333 options vest on August 1, 2006 and 8,334 options vest on August 1, 2007.

4- Includes 15,000 stock options that were granted on October 29, 2004 at $0.26 per share of which 5,000 options vested on October 29, 2004, 5,000 options vested on October 29, 2005 and 5,000 options vested on October 29, 2006.

5- Includes 25,000 stock options that were granted on December 6, 2006 at $0.18 per share of which 8,333 options vest on December 6, 2006, 8,333 options vest on December 6, 2007 and 8,334 options vest on December 6, 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of March 12, 2006, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                          NUMBER OF SHARES
NAME AND ADDRESS                         BENEFICIALLY OWNED     PERCENT OF CLASS
----------------                         ------------------     ----------------

Martin A. Berns (1)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                        2,645,001               22.1%

Eugene H. Berns (1)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                          490,000                4.1%

Ivan L. Bial (1)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                          510,000                4.3%

Jeffrey Meshel (4)
380 Lexington Ave, Ste 2020
New York, NY 10168                              130,000                1.1%

James Dyas (1)(3)
5100 W. Copans Road, Suite 710
Margate, Florida 33063                           20,000                0.2%

Lawrence Lipman (1) (2)
4950 South Yosemite
Greenwood Village, CO 80111                      70,000                0.6%

Thomas C. Hill (1) (2)
10258 Vestral Manor
Coral Springs, FL 33071                          85,833                0.7%

Robert Hussey (5)
16 Westbury rd
Garden City, NY 11530                           100,000                0.8%

Norman H. Pessin
605 Third Ave- 19th Floor
New York, NY 10158                            2,087,834               17.5%

Sandra F. Pessin (5)
605 Third Ave 19th Floor
New York, NY 10158                              603,250                5.0%

Gregory Fortunoff (6)
666 Third Ave
New York, NY 10017                              649,333                5.3%

All officers and directors (8 persons)        3,960,834               33.1%

(1) The person listed is an officer, a director, or both, of the Company.

(2) Includes 50,000 options to purchase common stock of the Company

(3) Includes 15,000 options to purchase common stock of the Company.

(4) Includes 75,000 options to purchase common stock of the Company.

(5) Includes 100,000 shares underlying three year warrants exercisable @ 1.00 per share.

(6) Includes 25,000 shares underlying three year warrants exercisable @ 1.00 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the fiscal year ended December 31, 2005 Mr. Berns had loaned to the Company a total of $75,527 and deferred $36,500 in salary. Upon mutual agreement with the Company, Mr. Berns was given the opportunity to convert his loans and deferred salary into shares of the Company's common stock at market value (bid price) at the time of conversion. The conversions were as follows:

         (1) January 14, 2005 converted $22,027 loan and $10,000 deferred salary@ $0.95 per share.

         (2) March 22, 2005 converted $20,000 deferred salary @ $0.96 per share.

         (3) October 21, 2005 converted $32,000 loan @ $0.22 per share.

         (4) December 28, 2005 converted $21,500 and $6,500 deferred salary @ $0.30 per share.

         There were no loans or deferred salary during the fiscal year ended December 31, 2006.

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

         31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

         On January 23, 2007, The Company filed a Form 8-K dated January 23, 2007 reporting under ITEM 5.02 DEPARTURE OF PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS, stating that Mr. Robert Hussey has been elected to serve on its Board of Director.

         On January 23, 2007, The Company filed a Form 8-K dated January 23, 2007 reporting under ITEM 5.02 DEPARTURE OF PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS, Mr. Joseph M. Porrello resigned from his position of Director of the Company effective February 1, 2007. There were no disagreements by the Company or Mr. Porrello relating to the resignation.

         On January 23, 2007, The Company filed a Form 8-K dated January 23, 2007 reporting under ITEM 5.02 DEPARTURE OF PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS, Mr. Ivan Bial resigned from his position of Director of the Company effective February 1, 2007. There were no disagreements by the Company or Mr. Bial relating to the resignation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
----------

         The aggregate fees billed by Child, Sullivan & Company for audit of the Company's annual financial statements for the fiscal year ended December 31, 2005, were$16,000. The aggregate fees billed by Child, Sullivan & Company for review of the Company's financial statements included in its quarterly reports on Form 10-QSB for the year ended December 31, 2005, were $4,500.

         The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for audit of the Company's annual financial statements for the fiscal year ended December 31, 2006, were$19,000. The aggregate fees billed by Child, Sullivan & Company for review of the Company's financial statements included in its quarterly reports on Form 10-QSB for the year ended December 31, 2006, were $4,500.

Audit-Related Fees
------------------

         Child, Van Wagoner & Bradshaw, PLLC billed the Company $0 for the fiscal year ending December 31, 2006 for assurance and related services that were related to its audit or review of the Company's financial statements.

Tax Fees
--------

         The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for tax compliance, advice and planning were $0 for the fiscal year ended December 31, 2006.

All Other Fees
--------------

         Child, Van Wagoner & Bradshaw, PLLC did not bill the Company for any products and services other than the foregoing during the fiscal year ended December 31, 2005 and December 31, 2006.

         MediaNet Group Technologies, Inc.'s Audit Committee approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. MediaNet Group Technologies, Inc.'s Audit Committee has received the written disclosure and the letter from Child, Van Wagoner & Bradshaw, PLLC required by Independence Standards Board Standard No. 1, as currently in effect, and has discussed with Child, Van Wagoner & Bradshaw, PLLC their independence.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MEDIANET GROUP TECHNOLOGIES, INC.

                                         By: /s/ Martin A. Berns
                                             -------------------
                                             Martin Berns, President and
         Date: March 31, 2007                Chief Executive Officer

                                         By: /s/ James M. Dyas
                                             -----------------
         Date: March 31, 2007                Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following directors on behalf of the registrant and in the capacities and on the dates indicated.

                                         By: /s/ Martin A. Berns
                                             -------------------
         Date: March 31, 2007                Martin A. Berns

                                         By: /s/ Eugene H. Berns
                                             -------------------
         Date: March 31, 2007                Eugene H. Berns

                                         By: /s/ James M. Dyas
                                             -----------------
         Date: March 31, 2007                James M. Dyas

                                         By: /s/ Jeffrey W. Meshel
                                             ---------------------
         Date: March 31, 2007                Jeffrey W. Meshel

                                         By: /s/ Robert F. Hussey
                                             --------------------
         Date: March 31, 2007                Robert F. Hussey

                                         By: /s/ Lawrence Lipman
                                             -------------------
         Date: March 31, 2007                Lawrence Lipman

                                         By: /s/ Thomas C. Hill
                                             -------------------
         Date: March 31, 2007                Thomas C. Hill

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
MEDIANET GROUP TECHNOLOGIES, INC.
Margate, Florida

We have audited the consolidated balance sheet of MEDIANET GROUP TECHNOLOGIES, INC. (the Company) as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MEDIANET GROUP TECHNOLOGIES, INC. as of December 31, 2006, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial recurring losses. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 27, 2007

                        MEDIANET GROUP TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                                                                        2006
                                                                    -----------
                                     ASSETS
Current assets
  Cash and cash equivalents .....................................   $   153,346
  Accounts receivable ...........................................        14,512
  Inventory .....................................................        43,681
  Prepaid expense ...............................................        24,152
                                                                    -----------
Total current assets ............................................       235,691

Property, plant & equipment
  Computer equipment ............................................        22,758
  Accumulated depreciation ......................................       (19,553)
                                                                    -----------
Net property, plant and equipment ...............................         3,205

Other assets
  Trademark .....................................................         2,400
  Film library ..................................................        79,664
  Record master .................................................        21,693
                                                                    -----------
Total other assets ..............................................       103,757
                                                                    -----------

Total assets ....................................................   $   342,653
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities ......................   $   135,768
  Deferrred revenue .............................................        31,602
                                                                    -----------
Total current liabilities .......................................       167,370

Stockholders' equity
  Common stock: par value $.001; 50,000,000 shares authorized;
  11,611,021 shares issued and outstanding ......................        11,611
  Additional paid in capital ....................................     4,347,731
  Accumulated deficit ...........................................    (4,184,059)
                                                                    -----------
Total stockholders' equity ......................................       175,283
                                                                    -----------

Total liabilities and stockholders' equity ......................   $   342,653
                                                                    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                        MEDIANET GROUP TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year ended December 31,
                                                    ---------------------------
                                                        2006            2005
                                                    ------------    -----------
Revenues
  Sales revenues ................................   $    433,720    $   176,722
  Cost of sales .................................        467,973        217,593
                                                    ------------    -----------
    Gross profit ................................        (34,253)       (40,871)

Operating expenses
  Consulting fees ...............................        165,656        245,937
  Other selling and administrative expenses .....        462,368        303,770
  Impairment loss ...............................        458,124        482,165
                                                    ------------    -----------
    Total operating expenses ....................      1,086,148      1,031,872
                                                    ------------    -----------

Loss from operations ............................     (1,120,401)    (1,072,743)

Other income (expense)
  Interest income ...............................   $        184              -
                                                    ------------    -----------
Total other income (expense) ....................            184              -
                                                    ------------    -----------

Net loss before income taxes ....................     (1,120,217)    (1,072,743)

Provision for income taxes ......................              -              -
                                                    ------------    -----------

Net loss ........................................   $ (1,120,217)   $(1,072,743)
                                                    ============    ===========

Basic and diluted net loss per share ............   $      (0.11)   $     (0.13)
                                                    ============    ===========

Weighted average number of shares outstanding ...     10,428,281      8,417,211
                                                    ============    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                        MEDIANET GROUP TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year ended December 31,
                                                      -------------------------
                                                          2006          2005
                                                      -----------   -----------
Cash flows from operating activities:
  Net loss .......................................... $(1,120,217)  $(1,072,743)
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation and amortization ...................      20,982        56,183
    Allowance for bad debt ..........................      (3,500)        3,500
    Stock and warrants issued for services ..........      64,300       122,330
    Stock options issued for services ...............      38,154        42,112
    Impairment loss on film library & record master .     458,124       482,165
    Changes in operating liabilities and assets:
      Accounts receivable ...........................      87,265      (100,926)
      Inventory .....................................     (10,822)      (32,858)
      Prepaid expense ...............................     (21,883)       (1,501)
      Accounts payable and accrued liabilities ......     (87,075)      104,637
      Deferred revenue ..............................       5,428        26,174
                                                      -----------   -----------
    Net cash used in operations .....................    (569,244)     (370,927)

Cash flows from investing activities:
  Purchase of fixed assets ..........................           -        (5,495)
  Investment in sound library .......................           -      (107,532)
                                                      -----------   -----------
    Net cash used in investing activities ...........           -      (113,027)

Cash flows from financing activities:
  Stock issued for cash .............................     725,000       397,982
  Net proceeds from due to stockholders .............     (13,000)       81,400
                                                      -----------   -----------

    Net cash provided by financing activities .......     712,000       479,382
                                                      -----------   -----------

  Increase (decrease) in cash and cash equivalents ..     142,756        (4,572)

  Cash and cash equivalents, beginning of period ....      10,590        15,162
                                                      -----------   -----------
  Cash and cash equivalents, end of period .......... $   153,346   $    10,590
                                                      ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest ............................ $         -   $         -
                                                      ===========   ===========
  Cash paid for income taxes ........................ $         -   $         -
                                                      ===========   ===========
Non-cash financing transactions
  Stock issued for payment of expenses by shareholder $         -   $   121,027
                                                      ===========   ===========
  Stock issued for acquisition of sound library ..... $         -   $   100,000
                                                      ===========   ===========
  Stock options issued for services ................. $    38,154   $    42,112
                                                      ===========   ===========
  Stock issued for services ......................... $    64,300   $   143,620
                                                      ===========   ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                            MEDIANET GROUP TECHNOLOGIES, INC.

                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                     FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                                                                     Paid in
                                                                                     Capital
                                                    Common     Common    Paid in      Stock   Accumulated      Total
                                                    Shares     Stock     Capital     Options    Deficit        Equity
                                                  ----------  -------  -----------   -------  -----------   -----------
Balance January 1, 2005 ........................   7,772,566  $ 7,773  $ 2,725,592   $15,072  $(1,991,099)  $   757,338

Stock issued in payment of expenses 1/14 @ $.95       33,713       33       31,994         -            -        32,027
Stock issued for cash 1/18 @ $1.00 .............       8,000        8        7,992         -            -         8,000
Stock options issued for services 1/18 .........           -        -            -    11,883            -        11,883
Stock issued in payment of expenses 3/22 @ $.96       20,833       21       19,979         -            -        20,000
Stock issued for cash 3/28 @ $1.00 .............      50,000       50       49,950         -            -        50,000
Stock issued for services 3/31 @ $.90 ..........      15,000       15       13,485         -            -        13,500
Stock issued for services 4/1 @ $.90 ...........      15,000       15       13,485         -            -        13,500
Stock issued for services 5/2 @ $.68 ...........      11,000       11        7,469         -            -         7,480
Stock issued for cash 5/19 @ $.25 ..............      10,000       10        2,490         -            -         2,500
Stock issued for services 6/1 @ $.60 ...........      13,000       13        7,787         -            -         7,800
Stock issued for services 6/16 @ $.55 ..........      66,000       66       36,234         -            -        36,300
Warrants issued for services 6/16 ..............           -        -       19,320         -            -        19,320
Stock issued for cash 6/23 $.55 ................     700,000      700      384,300         -            -       385,000
Offering costs of issuance 6/23 ................           -        -      (47,518)        -            -       (47,518)
Stock issued for services 7/1 @ $.39 ...........      13,000       13        5,057         -            -         5,070
Stock issued for services 8/1 @ $.40 ...........      13,000       13        5,187         -            -         5,200
Stock options issued for services 8/2 ..........           -        -            -     2,250            -         2,250
Stock issued for sound library 9/23 @ $.33 .....     212,121      212       69,788         -            -        70,000
Warrants issued for sound library 9/23 .........           -        -       30,000         -            -        30,000
Stock issued in payment of expenses 10/21 @ $.22     145,455      146       31,854         -            -        32,000
Stock issued in payment of expenses 12/28 @ $.30     123,333      123       36,877         -            -        37,000
Stock issued for services 12/30 @ $.24 .........      59,000       59       14,101         -            -        14,160
Stock based compensation recognized for the year           -        -            -    27,979            -        27,979
Net loss for the year ..........................           -        -            -         -   (1,072,743)   (1,072,743)
                                                  ----------  -------  -----------   -------  -----------   -----------
Balance December 31, 2005 ......................   9,281,021    9,281    3,465,423    57,184   (3,063,842)      468,046

Stock issued for cash 1/9 @ $.25 ...............     500,000      500      124,500         -            -       125,000
Stock issued for services 3/6 @ $.31 ...........      80,000       80       24,720         -            -        24,800
Stock issued for cash 6/8 @ $.40 ...............     625,000      625      249,375         -            -       250,000
Stock issued for cash 9/29 @ $.35 ..............     666,667      667      232,667         -            -       233,334
Stock issued for services 10/2 @ $.30 ..........     100,000      100       29,900         -            -        30,000
Stock issued for cash 11/13 @ $.35 .............     333,333      333      116,333         -            -       116,666
Stock issued for services 11/21 @ $.38 .........      25,000       25        9,475         -            -         9,500
Stock based compensation recognized for the year           -        -            -    38,154            -        38,154
Net loss for the year ..........................           -        -            -         -   (1,120,217)   (1,120,217)
                                                  ----------  -------  -----------   -------  -----------   -----------
Balance December 31, 2006 ......................  11,611,021  $11,611  $ 4,252,393   $95,338  $(4,184,059)  $   175,283
                                                  ==========  =======  ===========   =======  ===========   ===========

                                       The accompanying notes are an integral part
                                        of the consolidated financial statements

                                                           F-5

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     The Company was incorporated on June 4, 1999 in the State of Nevada as Clamshell Enterprises, Inc. ("Clamshell") and was organized for the purpose for creating a corporate vehicle to locate and acquire an operating business. On March 31, 2003 Clamshell acquired Brand-A-Port, Inc. ("BAP") in a stock for stock merger transaction and on May 22, 2003, Clamshell changed its name to MediaNet Group Technologies, Inc. ("MediaNet" or the "Company"). BAP was formerly named BSP Rewards, Inc., Shutterport, Inc., and Eshutterbug.com, Inc. BAP is a Florida corporation formed on February 4, 2000 to become an online provider of branded business to business and business to consumer web portals to a variety of businesses. The Company acts as an aggregator (to bring in a variety of interests to the portal), facilitator (to assist users in communicating with each other) and infomediary (to gather and supply information to users). The Company developed a loyalty rewards program ("BSP rewards") and has begun to sign member providers and merchants. The Company will charge merchants participating in the BSP rewards program a percentage of the value of transactions it does.

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

     CAPITAL RESOURCES AND BUSINESS RISKS

     The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2006, current assets exceeded current liabilities by $68,331. At December 31, 2005, current liabilities exceeded current assets by $118,023.

     The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2006 and 2005, the Company had an accumulated deficit of $4,184,059 and $3,093,842. The Company also realized net losses of $1,120,217 and $1,072,743 for the years ended December 31, 2006 and 2005, respectively.

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

     Factors that could affect the Company's future operating results and cause future results to vary materially from expectations include, but are not limited to, lower than anticipated business derived from existing clients, an inability to attract new clients and grow on its own, loss of a major customer, an inability to control expenses, technology changes in the industry, changes in regulatory requirements, a decline in the use of the Internet as a savings mechanism for consumer purchases, a decline in the financial stability of the Company's clients and general uncertain economic conditions. Negative developments in these or other risk factors could have a material adverse effect on the Company's future financial position, results of operations and cash flows.

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

     On January 18, 2005 the Company issued 8,000 shares of its common stock to Mid-Continental Securities for cash at $1.00 per share upon the exercise of outstanding warrants.

     On March 22, 2005 the major stockholder exchanged $20,000 of accrued salary owed to him by the Company for 20,833 restricted shares of the Company's common stock at a per share price of $0.96.

     On March 28, 2005 the Company issued 50,000 shares of its common stock to Mid-Continental Securities for cash at $1.00 per share upon the exercise of outstanding warrants.

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

     On June 23, 2005, the Company consummated the private sale of 700,000 restricted common shares and warrants to purchase 175,000 shares at $1.00 for three years, for $385,000. Costs of issuance totaled $47,518.

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

     On January 9, 2006, the Company issued 500,000 shares at $0.25 per share for cash.

     On March 6, 2006, the Company issued 80,000 shares of restricted common stock to Cameron Associates for consulting services at $0.31 per share.

     On June 8, 2006, the Company consummated the private sale of 625,000 restricted common shares at $0.40 per share.

     On September 29, 2006, the Company consummated the private sale of 666,667 restricted common shares at $0.35 per share.

     On October 2, 2006, the Company issued 100,000 shares of restricted common stock to Cameron Associates for consulting services at $0.30 per share.

     On November 13, 2006, the Company consummated the private sale of 333,333 restricted common shares at $0.35 per share.

     On November 21, 2006, the Company issued 25,000 shares of restricted common stock to Jeffrey Meshel, a director of the Company, for services at $0.38 per share.

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

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred. There were no research and development costs for the years ended December 31, 2006 and 2005.

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

     The Company charges a per-client, per-month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenue totaled $31,602 at December 31, 2006 and $26,174 at December 31, 2005.

     Revenues generated in exchange for advertising services are valued at the fair value of the services exchanged, based on the Company' s own historical practice of receiving cash, or other consideration that is readily convertible to known amounts of cash for similar advertising from buyers unrelated in the barter transaction. During the years ended December 31, 2006 and 2005, revenues derived from barter transactions were not significant.

     Revenues generated from the sale of CD/DVDs of its record master are recognized net of a reserve for returns when the product is shipped to the customer in accordance with the terms of the customer's order, the price has been agreed upon, and collection is reasonably assured. At December 31, 2006 a reserve for returns of $7,190 is included in accrued liabilities.

     Revenues recognized in 2006 and 2005 related to licensing agreements of the Company's "film library", totaled $11,330 and $23,206. The revenue from the Howdy Doody episodes are recognized in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films. The SOP specifies that revenue is to be recognized when all of the following conditions are met:

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

     The Company capitalized in October 2000, $225,000 in website and software development costs. The capitalized costs, which are the outside consulting fees charged by 411now.com, Inc., are amortized to cost of sales based on the estimated useful life (5 years). Amortization expense for software development totaled $0 and $33,763 for the years ended December 31, 2006 and 2005.

     The trademark was placed in service September 2001 and cost approximately $4,000. Amortization expense was $400 and $400 for the years ended December 31, 2006 and 2005.

     AMORTIZATION AND IMPAIRMENT OF FILM LIBRARY

     The Company amortizes the License and Agreement asset to the Howdy Doody films using the individual-film-forecast-computation method, in accordance with SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the capitalized film library in 2004, when the Company began to recognize revenue from the Howdy Doody tapes. Amortization related to the film library was $9,585 and $8,461 for the years ended December 31, 2006 and 2005, which amounts were included in cost of sales.

     Ultimate revenue to be included in the denominator of the individual-film-forecast-computation method fraction is subject to certain limitations as set forth in the SOP.

     During the course of the Company's strategic review of its entertainment properties, specifically its Howdy Doody film library, the Company assessed the recoverability of the carrying value of this asset which resulted in impairment losses of $290,530 for the year ended 2006 and $482,165 for the year ended 2005. This loss reflects the amount by which the carrying value of this asset exceeds the estimated fair value, determined by its estimated future discounted cash flows. The impairment loss is recorded as a component of "Operating expenses" in the Statement of Operations.

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

     AMORTIZATION AND IMPAIRMENT OF RECORD MASTER

     The Company has capitalized the costs of recording and producing its "Songs From The Neighborhood - A Tribute To Mr. Rogers" in accordance with SFAS 50, "Financial Reporting in the Record and Music Industry", a total of $210,032. The Company expects to sell 200,000 of its CD/DVDs and is amortizing the capitalized costs ratably over those sales. The Company began amortization of the capitalized record master in 2005, when the Company began to recognize revenue from sales of the recordings. Amortization related to the record master was $9,165 for the year ended December 31, 2006 and $11,579 for the year ended December 31, 2005, which amounts were included in cost of sales.

     During the course of the Company's strategic review of its entertainment properties, specifically its Mr. Rogers record master, the Company assessed the recoverability of the carrying value of this asset which resulted in impairment losses of $167,594. This loss reflects the amount by which the carrying value of this asset exceeds the estimated fair value, determined by its estimated future discounted cash flows. The impairment loss is recorded as a component of "Operating expenses" in the Statement of Operations.

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

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs on going credit evaluations of those customers financial condition while, generally requiring no collateral. At December 31, 2006 and 2005 the Company recorded a bad debt allowance of $0 and $3,500 for such receivables.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments reported in the Company's consolidated balance sheet consist of cash, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying value of which approximate fair value at December 31, 2006.

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

     ADVERTISING COSTS

     All costs associated with advertising and promoting products are expensed in the year incurred. Advertising expense was $8,450 and $5,120 for the years ended December 31, 2006 and 2005, respectively.

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

     FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109. In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires the Company to recognize in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company does not believe FIN 48 will have an impact on its consolidated financial statements.

     SFAS 157, Fair Value Measurements. In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, where fair value is the relevant measurement attribute. The standard does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

     Staff Accounting Bulletin ("SAB") No. 108

     In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company's financial statements and the related financial statement disclosures. SAB No.108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permit existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Management does not expect that the adoption of SAB No.108 would have a material effect on the Company's consolidated financial statements.

     The Company is currently evaluating the effect of other new accounting pronouncements on its future statements of financial position and results of operations.

2.   EQUIPMENT

     Equipment at cost consists of computer equipment and software. Depreciation expense for the years ended December 31, 2006 and 2005 was $1,832 and $2,380.

3.   INCOME TAXES

     The Company has implemented SFAS No. 109, "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes. Total deferred tax assets and liabilities at December 31 are as follows:

                                               2006               2005
                                               ----               ----
     Deferred tax assets Tax NOL           $1,673,624         $1,225,537
     Valuation Allowance                   (1,673,624)        (1,225,537)

     The Company has available at December 31, 2006, unused federal and state net operating loss carryforwards totaling $4,187,059 that may be applied against future taxable income that expire in the years 2007 through 2021. The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 40% is approximately $ 1,673,624. Management believes it is more likely than not that all of the deferred tax asset will not be realized. A valuation allowance has been provided for the entire deferred tax benefit.

4.   LEGAL PROCEEDINGS

     From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is party or to which any of its property is subject.

5.   COMMITMENTS AND CONTINGENCIES

     The Company has an employment agreement with the major stockholder providing for certain guaranteed payments starting January 1, 2005 and ending December 31, 2008. The terms of this employment agreement call for an annual salary of $52,000 plus other standard employee benefits.

     The Company has a non-cancelable operating lease for office space with an unrelated party. The lease began March 1, 2004 and expires February 28, 2009. Minimum payments under the agreement are set forth in the following table:

                                                  Minimum lease
               Year ended December 31,          payment required:
               -----------------------          -----------------
                       2007                         $  48,928
                       2008                            50,433
                       2009                            52,027
                                                    ---------
                      Total                         $ 151,388

6.   OPERATING SEGMENTS

     The Company has two reportable segments: (1) entertainment properties which includes audio and video products and (2) branded services which includes the branded websites and branded loyalty rewards programs, all their products are sold in the United States. These operating segments were determined based on the nature of the products and services offered. The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such a segment. The following table reflect the operations of the Company's reportable segments:

        TWELVE MONTHS ENDED               BRANDED      ENTERTAINMENT     CORPORATE      CONSOLIDATED
         DECEMBER 31, 2006                SERVICES      PROPERTIES       AND ELIM.         TOTAL
-----------------------------------      ---------     -------------     ---------      ------------
Net Sales (2) .....................      $ 377,431       $  56,289              -       $   433,720
Depreciation & Amortization (3) ...          2,232          18,750              -            20,982
Asset Impairment (4) ..............              -         458,124              -           458,124
Segment (Loss) Income before taxes        (336,552)       (646,712)      (136,953)       (1,120,217)
Segment assets (1) ................         63,768         132,990        145,895           342,653
Expenditures for segment assets (3)              -               -              -                 -

        TWELVE MONTHS ENDED               BRANDED      ENTERTAINMENT     CORPORATE      CONSOLIDATED
         DECEMBER 31, 2005                SERVICES      PROPERTIES       AND ELIM.         TOTAL
-----------------------------------      ---------     -------------     ---------      ------------
Net Sales (2) .....................      $  55,243       $ 121,479              -       $   176,722
Depreciation & Amortization (3) ...         35,002          21,181              -            56,183
Asset Impairment (4) ..............              -         482,165              -           482,165
Segment (Loss) Income before taxes        (387,599)       (552,036)      (133,108)       (1,072,743)
Segment assets (1) ................         19,328         710,131            604           730,063
Expenditures for segment assets (3)          5,495         107,532              -           113,027

(1) Total Business assets are owned or allocated assets used by each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

(2)  Branded Services two year comparative segment revenue follows;

     (a) Gift Cards generated $271,777 in revenue for the fiscal year ending December 31, 2006, as compared to $724 for the fiscal year ended December 31, 2005.

     (b) BSP Reward program generated $34,148 in revenue for the fiscal year ended December 31, 2006, as compared to $1,058 for the fiscal year ended December 31, 2005.

     (c) Design and Hosting generated $67,573 in revenue for the fiscal year ended December 31, 2006, as compared to $49,544 for the fiscal year ended December 31, 2005.

     (d) Other items generated $3,933 in revenue for the fiscal year ended December 31, 2006, as compared to $3,917 for the fiscal year ended December 31, 2005.

     (3) Corporate property additions, depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

     (4) Asset impairment attributable to our strategic review of assets, comparing undiscounted cash flows against carrying values.

     Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief financial officer have been identified as the chief decision makers. The Company's chief operation decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

     The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes.

7.   WARRANTS AND STOCK OPTIONS

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

     On December 6, 2006 the Company granted a total of 75,000 non-qualified stock options to a director, in accordance with the Incentive and Non-Statutory Stock Option Plan. The options vest from 2006 to 2008 and are exercisable at $0.18 per share.

     The issuances of stock options are accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Stock Based Compensation". Accordingly, compensation expense is recognized over the vesting period. Compensation expense recorded due to stock option vesting was $38,154 and $42,112 for the years ended December 31, 2006 and 2005.

8.   WARRANTS AND STOCK OPTIONS (Continued)

     Stock option and warrant transactions are summarized as follows:

                                           Stock Options       Warrants
                                           2006     2005     2006     2005
                                         -------  -------  -------  -------
     Outstanding - beginning of year ..  165,000   90,000  495,000  458,000
     Granted ..........................  100,000   75,000        -  495,000
     Exercised ........................        -        -        -   58,000
     Forfeited ........................        -        -        -  400,000
                                         -------  -------  -------  -------
     Outstanding - end of year ........  265,000  165,000  495,000  495,000
                                         =======  =======  =======  =======

     The following table provides certain information with respect to the above referenced stock options outstanding at December 31, 2006:

                                                    Weighted        Weighted
                                      Number         Average     Average Life -
                    Exercise Price  Outstanding  Exercise Price      Years
                    --------------  -----------  --------------  --------------
     Stock options  $0.18 - $0.45     265,000         $0.26           3.7
     Warrants       $0.55 - $1.50     495,000         $1.20           2.0

     The following table provides certain information with respect to stock options exercisable at December 31, 2006:

                                                    Weighted
                                       Number        Average
                    Exercise Price  Outstanding  Exercise Price
                    --------------  -----------  --------------
     Stock options  $0.18 - $0.45     173,331         $0.27
     Warrants       $0.55 - $1.50     495,000         $1.20

     The weighted average fair value at date of grant for options granted during 2006 was $0.18, and was estimated using the Black-Scholes option valuation model with the following assumptions:

          Expected life in years       5
          Interest rate              4.35%
          Volatility                100.56%
          Dividend yield              0%

9.   SUBSEQUENT EVENTS

     On January 23, 2007 the company issued 40,000 shares of restricted common stock to Joseph Porrello. Mr. Porrello (a Director) exercised his stock option to purchase 40,000 shares valued at $0.26 per share. The securities were sold based on the exemption from registration provided by Section 4
     (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

     On January 23, 2007 the Company issued 25,000 shares of restricted common stock to Robert Hussey for consulting services valued at $0.40 per share. The $0.40 per share price is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on January 23, 2007. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

     On January 23, 2007, the Company issued options to purchase 75,000 shares of common stock to a director. The options are exercisable at $0.20 per share, which represents 50% of the closing bid price per share of the company's common stock on January 23, 2007.

     On February 2, 2007, the Company consummated the private sale of 285,715 shares to one (1) accredited investor, at a price of $0.35 per share. The total offering price was $100,000. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.