Form 10QSB
period 2007-03-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2007-05-15
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007
                                            --------------

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

At May 11, 2007, the following shares were outstanding: 11,961,736

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                        MEDIANET GROUP TECHNOLOGIES, INC.

                                   FORM 10-QSB

                          Quarter Ended March 31, 2007

                                Table of Contents

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements ...........................................   3

            Condensed Consolidated Balance Sheet (Unaudited)
            March 31, 2007 .................................................   3

            Condensed Consolidated Statements of Operations (Unaudited)
            For the Three Months Ended March 31, 2007 ......................   4

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            For the Three Months Ended March 31, 2007 ......................   5

            Notes to the Condensed Consolidated Financial Statements .......   6

   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations ..................  13

   Item 3 - Controls and Procedures ........................................  15

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings ..............................................  16

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ....  16

   Item 3 - Defaults upon Senior Securities ................................  16

   Item 4 - Submission of Matters to a Vote of Security Holders ............  16

   Item 5 - Other Information ..............................................  16

   Item 6 - Exhibits and Reports on Form 8-K ...............................  16

Signatures .................................................................  17

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                     March 31,
                                                                    -----------
                                                                        2007
                                                                    -----------
                                     ASSETS
Current assets
  Cash and cash equivalents .....................................   $   112,113
  Accounts receivable ...........................................         9,690
  Inventory .....................................................        44,610
  Prepaid expense ...............................................        30,572
                                                                    -----------
Total current assets ............................................       196,985

Property, plant & equipment
  Computer equipment ............................................        22,758
  Accumulated depreciation ......................................       (20,011)
                                                                    -----------
Net property, plant and equipment ...............................         2,747

Other assets
  Trademark .....................................................         2,300
  Film library ..................................................        79,512
  Record master .................................................        21,515
                                                                    -----------
Total other assets ..............................................       103,327

Total assets ....................................................   $   303,059
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued liabilities ......................   $   148,479
  Deferrred revenue .............................................        55,000

Total current liabilities .......................................       203,479

Stockholders' equity
  Common stock: par value $.001; 50,000,000 shares authorized;
  11,961,736 shares issued and outstanding ......................        11,962
  Additional paid in capital ....................................     4,475,550
  Accumulated deficit ...........................................    (4,387,932)
                                                                    -----------
Total stockholders' equity ......................................        99,580
                                                                    -----------

Total liabilities and stockholders' equity ......................   $   303,059
                                                                    ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        For the Three months
                                                          ended 'March 31,
                                                    ---------------------------
                                                        2007            2006
                                                    ------------    -----------

Revenues
  Sales revenues ................................   $    172,530    $    81,656
  Cost of sales .................................        198,756         70,065
                                                    ------------    -----------
    Gross profit ................................        (26,226)        11,591

Operating expenses
  Consulting fees ...............................         33,253         32,088
  Other selling and administrative expenses .....        144,776        113,909
                                                    ------------    -----------
    Total operating expenses ....................        178,029        145,997

Loss from operations ............................       (204,255)      (134,406)


Interest Income .................................            382              -
                                                    ------------    -----------

Net loss ........................................   $   (203,873)   $  (134,406)
                                                    ============    ===========

Basic and diluted net loss per share ............   $      (0.02)   $     (0.01)
                                                    ============    ===========

Weighted average number of shares outstanding ...     11,836,363      9,753,243
                                                    ============    ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Three Months
                                                             ended 'March 31,
                                                            2007         2006
                                                         ---------    ---------
Cash flows from operating activities:
  Net loss ...........................................   $(203,873)   $(134,406)
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciationandamortization ......................         888        5,668
    Allowanceforbaddebt ..............................           -            -
    Stockandwarrantsissuedforservices ................      10,000       24,800
    Stockoptionsissuedforservices ....................       7,770        7,289
    Impairmentlossonfilmlibrary ......................           -            -
    Changesinoperatingliabilitiesandassets:
      Accountsreceivable .............................       4,822       40,900
      Inventory ......................................        (929)      10,279
      Prepaidexpense .................................      (6,420)       1,984
      Accountspayableandaccruedliabilities ...........      12,711      (70,600)
      Deferredrevenue ................................      23,398       (9,681)
                                                         ---------    ---------
  Net cash used in operations ........................    (151,633)    (123,767)

Cash flows from investing activities:
  Purchase of fixed assets ...........................           -            -
  Investment in sound library ........................           -            -
                                                         ---------    ---------
    Netcashusedininvestingactivities .................           -            -

Cash flows from financing activities:
  Stock issued for cash ..............................     110,400      125,000
  Net proceeds from due to stockholders ..............           -       18,398
                                                         ---------    ---------
    Netcashprovidedbyfinancingactivities .............     110,400      143,398
                                                         ---------    ---------

  Increase (decrease) in cash and cash equivalents ...     (41,233)      19,631

  Cash and cash equivalents, beginning of period .....     153,346       10,590
                                                         ---------    ---------
  Cash and cash equivalents, end of period ...........   $ 112,113    $  30,221
                                                         =========    =========

Supplemental disclosures of cash flow information:
  Cash paid for interest .............................   $       -    $       -
                                                         =========    =========
  Cash paid for income taxes .........................   $       -    $       -
                                                         =========    =========
Non-cash financing transactions
  Stock issued services ..............................   $  10,000    $  24,800
                                                         =========    =========
  Stock options issued for services ..................   $   7,770    $   7,289
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB/A for the year ended December 31, 2006.

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

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a business enterprise. At March 31, 2007, current liabilities exceeded current assets by $6,494.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2007,the Company had an accumulated deficit of $4,387,932. The Company also realized net losses of $203,873 and $134,406 for the three months ended March 31, 2007 and 2006, respectively.

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

STOCK TRANSACTIONS - OUTSTANDING WARRANTS

As of March 31, 2007, the Company had outstanding warrants to purchase up to 495,000 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                                    Warrants

                    Balance, December 31, 2006      495,000
                    Issued ...................            -
                    Exercised ................            -
                                                    -------
                    Balance March 31, 2007 ...      495,000
                                                    =======

On January 23, 2007, the Company issued 25,000 shares of restricted common stock to Robert Hussey for consulting services valued at $0.40 per share. The $0.40 per share price is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on January 23, 2007. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

On January 23, 2007, the Company issued options to purchase 75,000 shares of common stock to a director. The options are exercisable at $0.20 per share, which represents 50% of the closing bid price per share of the Company's common stock price on January 23, 2007.

On February 1, 2007, the Company issued 40,000 restricted common shares to Joseph Porrello. Mr. Porrello (a Director) exercised his stock option to purchase 40,000 shares valued at $0.26 per share. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

On February 2, 2007, the Company consummated the private sale of 285,715 restricted common shares to one (1) accredited investor, at a price of $0.35 per share. The total offering price was $100,000. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying values of which approximate fair value at March 31, 2007.

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

As of March 31, 2007, the Company has allowable federal net operating loss carry forwards to offset future taxable income. The federal net operating loss carry forwards of approximately $4,187,059 will expire during the years 2021 through 2027.

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

6. CONSULTING AND SALES AGREEMENTS

During the period of January 1, 2006 through March 31, 2007, the Company has signed Marketing Partner and /or Member Provider Agreements ("Agreements") with various individuals or companies. These agreements allow companies to become Marketing Partners and/or Member Providers of licenses of the MediaNet portals, BSP Rewards and other products and services offered by the Company.

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

The Company charges a per-client, per month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenue totaled $55,000 at March 31, 2007.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. RECENT DEVELOPMENTS

On January 23, 2007, the Company issued 25,000 shares of restricted common stock to Robert Hussey for consulting services valued at $0.40 per share. The $0.40 per share price is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on January 23, 2007. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

On January 23, 2007, the Company issued options to purchase 75,000 shares of common stock to a director. The options are exercisable at $0.20 per share, which represents 50% of the closing bid price per share of the Company's common stock price on January 23, 2007.

On February 1, 2007, the Company issued 40,000 restricted common shares to Joseph Porrello. Mr. Porrello (a Director) exercised his stock option to purchase 40,000 shares valued at $0.26 per share. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

On February 2, 2007, the Company consummated the private sale of 285,715 restricted common shares to one (1) accredited investor, at a price of $0.35 per share. The total offering price was $100,000. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

9. TRANSACTION PROCESSING

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. TRANSACTION PROCESSING (continued)

We processed $1,688,994 of merchant transactions through our on-line web mall during the Three months ended March 31, 2007 compared to $852,000 for the three months ended March 31, 2006. The merchant transactions processed through our on-line web mall produced $166,819 in gross revenue for the BSP Rewards segment of the Company during the three months ended March 31, 2007 as compared to $16,089 for the three months ended March 31, 2006.

10. SEGMENT REPORTING

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note 1:
Summary of Significant Accounting Policies." The following tables reflect the operations of the Company's reportable segments:

        Three Months ended            Branded    Entertainment   Corporate   Consolidated
          March 31, 2007             Services     Properties      and Elim      Total
-----------------------------------  ---------   -------------   ---------   ------------
Net Sales (2) .....................  $ 167,152     $   5,378            -     $ 172,530

Depreciation & Amortization (3) ...        558           330            -           888

Segment (Loss) Income before taxes    (161,842)       (7,123)     (34,908)     (203,873)

Segment assets (1) ................     88,978       130,145       83,937       303,060

Expenditures for segment assets (3)          -             -            -             -

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. SEGMENT REPORTING (continued)

        Three Months ended            Branded    Entertainment   Corporate   Consolidated
          March 31, 2006             Services     Properties      and Elim      Total
-----------------------------------  ---------   -------------   ---------   ------------
Net Sales (2) .....................  $  34,390     $  47,266            -     $  81,656

Depreciation & Amortization (3) ...        578         5,110            -         5,688

Segment (Loss) Income before taxes     (65,348)      (26,431)     (42,627)     (134,406)

Segment assets (1) ................     34,597       655,694          571       690,862

Expenditures for segment assets (3)          -             -            -             -

(1) Total Business assets are owned or allocated assets used by each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

(2) Branded Services two year comparative segment revenue follows;

    (a) Gift Cards generated $144,693 in revenue for the three months ending March 31, 2007, as compared to $12,483 for the three months ended March 31, 2006.

    (b) BSP Reward program generated $22,125 in revenue for the three months ended March 31, 2007, as compared to $3,606 for the three months ended March 31, 2006.

    (c) Other items generated $334 in revenue for the three months ended March 31, 2007, as compared to $1,703 for the Three months ended March 31, 2006.

(3) Corporate property additions, depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

11. MAJOR CUSTOMERS

During the three months ending March 31, 2007, there were no major customers in each of the segments. During the period ending March 31, 2006, there were no major customers in each of the segments.

12. SUBSEQUENT EVENTS

NONE.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 as compared to Three Months Ended March 31,
2006

For the three months ended March 31, 2007, we had revenues from operations of $172,530, and a net loss of $203,873. For the three months ended March 31, 2006, we had revenues from operations of $81,656, and a net loss of $134,406.

Branded Services net sales increased $132,762 or 386 % to $167,152 compared to $34,390 for the three months ended March 31, 2006.The increase is attributable to increased sales of gift cards,individual memberships, and an increase of merchants participating in our web mall.

Entertainment Properties net sales decreased $41,888 or 88.6 % to $5,378 compared to $47,266 for the three months ended March 31, 2006. This decrease is attributable to the reduction of in store advertising.

                        MEDIANET GROUP TECHNOLOGIES, INC.

Operating expenses for the three months ended March 31, 2007, were $178,029, compared to $145,997 for the three months ended March 31, 2006, an increase of $32,032. Consulting fees decreased $1,165; Insurance expense increased $1,846; Payroll expense and related fringe benefits increased $9,804 due to the hiring of additional staff; Commission expense increased $10,321; Telephone expense increased $1,825: Rent expense increased $4,953 (due to increased sq. ft. leased); Office expense increased $3,048; Dues and Subscriptions increased $2,476 and Office Supplies increased $2,949.

LIQUIDITY AND CAPITAL RESOURCES

Deferred revenue results from customers who pay for services in advance, such as quarterly, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of March 31, 2007, deferred revenue amounted to $55,000.

As of March 31, 2007, we had cash on hand of approximately $112,113. During the three months ended March 31, 2007, net cash used in operations was $151,633, and during the three months ended March 31, 2006, net cash used in operations was $123,767. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.

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

ITEM 3.  CONTROLS AND PROCEDURES

    a) Evaluation of Disclosure Controls and Procedures: As of March 31, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 23, 2007, the Company issued 25,000 shares of restricted common stock to Robert Hussey for consulting services valued at $0.40 per share. The $0.40 per share price is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on January 23, 2007. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

On January 23, 2007, the Company issued options to purchase 75,000 shares of common stock to a director. The options are exercisable at $0.20 per share, which represents 50% of the closing bid price per share of the Company's common stock price on January 23, 2007.

On February 1, 2007, the Company issued 40,000 restricted common shares to Joseph Porrello. Mr. Porrello (a Director) exercised his stock option to purchase 40,000 shares valued at $0.26 per share. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

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

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b)  Reports on Form 8-K

         o On January 23, 2007, the Company filed a Form 8-K dated January 23, 2007 reporting under ITEM 5.02 DEPARTURE OF PRINCIPAL OFFICERS, stating Mr. Joseph Porrello and Mr. Ivan Bial resigned from their position as Director of the Company. There were no disagreements by the Company or Mr. Porrello and Mr. Bial relating to the resignation.

         o On January 23, 2007, the Company filed a Form 8-K dated January 23, 2007 reporting under ITEM 5.02 ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS, stating Mr. Robert Hussey was elected to serve as a Director of the Company.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto dully authorized.



                                       MEDIANET GROUP TECHNOLOGIES, INC.



Date: May 15, 2007                     By: /s/ Martin Berns
                                           ----------------
                                           Martin Berns
                                           President and Chief Executive Officer





Date: May 15, 2007                     By: /s/ James Dyas
                                           --------------
                                           James Dyas
                                           Chief Financial Officer