Form 10QSB
period 2007-06-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2007-08-14
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007
                                            -------------

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

At August 10, 2007, the following shares were outstanding: 12,121,736

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                        MEDIANET GROUP TECHNOLOGIES, INC.

                                   FORM 10-QSB

                           Quarter Ended June 30, 2007

                                Table of Contents

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements ...........................................   3

            Condensed Consolidated Balance Sheet
            June 30, 2007 (Unaudited) ......................................   3

            Condensed Consolidated Statements of Operations (Unaudited)
            For the Three Months and Six months ended June 30, 2007 and 2006   4

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            For the Six Months Ended June 30, 2007 .........................   5

            Notes to the Condensed Consolidated Financial Statements .......   6

   Item 2 - Management's Discussion or Analysis of Plan of Operation
            Financial Condition and Results of Operations ..................  15

   Item 3 - Controls and Procedures ........................................  18


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings ..............................................  19

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ....  19

   Item 3 - Default upon Senior Securities .................................  19

   Item 4 - Submission of Matters to a Vote of Security Holders ............  19

   Item 5 - Other Information ..............................................  19

   Item 6 - Exhibits and Reports on Form 8-K ...............................  20


Signatures..................................................................  21

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                      June 30,
                                                                        2007
                                                                    -----------
                                     ASSETS

Current assets
  Cash and cash equivalents .....................................   $    41,783
  Accounts receivable ...........................................        12,047
  Inventory .....................................................        58,592
                                                                    -----------
Total current assets ............................................       112,422

Property, plant & equipment
  Computer equipment ............................................        38,163
  Accumulated depreciation ......................................       (22,753)
                                                                    -----------
Net property, plant and equipment ...............................        15,410

Other assets
  Trademark .....................................................         2,200
  Film library ..................................................        19,834
  Record master .................................................         5,341
                                                                    -----------
Total other assets ..............................................        27,375

Total assets ....................................................   $   155,207
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable and accrued liabilities ......................   $   198,146
  Deferrred revenue .............................................        67,413
                                                                    -----------
Total current liabilities .......................................       265,559

Stockholders' deficiency
  Common stock: par value $.001; 50,000,000 shares authorized;
  12,121,736 shares issued and
  outstanding ...................................................        12,122
  Additional paid in capital ....................................     4,511,661
  Accumulated deficit ...........................................    (4,634,135)
                                                                    -----------
Total stockholders' deficiency ..................................      (110,352)
                                                                    -----------

Total liabilities and stockholders' deficiency ..................   $   155,207
                                                                    ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                                      MEDIANET GROUP TECHNOLOGIES, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)
                                                    For the Three months             For the Six months
                                                       ended June 30,                  ended June 30,
                                                ----------------------------    ----------------------------
                                                    2007            2006            2007            2006
                                                ------------    ------------    ------------    ------------
Revenues
  Sales revenues ............................   $    219,387    $     63,450    $    391,917    $    145,106
  Cost of sales .............................        189,760          79,239         388,516         147,835
                                                ------------    ------------    ------------    ------------
    Gross profit ............................         29,627         (15,789)          3,401          (2,729)

Operating expenses
  Consulting fees ...........................         18,540           7,288          51,793          39,377
  Other selling and administrative expenses .        181,769         125,670         326,545         241,048
  Impairment Loss ...........................         75,522               -          75,522               -
                                                ------------    ------------    ------------    ------------
    Total operating expenses ................        275,831         132,958         453,860         280,425

Loss from operations ........................       (246,204)       (148,747)       (450,459)       (283,154)


Interest Income .............................              -               -             383               -
                                                ------------    ------------    ------------    ------------

Net loss ....................................   $   (246,204)   $   (148,747)   $   (450,076)   $   (283,154)
                                                ============    ============    ============    ============

Basic and diluted net loss per share ........   $      (0.02)   $      (0.01)   $      (0.04)   $      (0.03)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     11,965,252      10,012,120      11,901,164       9,753,243
                                                ============    ============    ============    ============

                                The accompanying notes are an integral part of
                               the condensed consolidated financial statements.

                                                      4

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Six Months
                                                             ended June 30,
                                                         ----------------------
                                                            2007         2006
                                                         ---------    ---------
Cash flows from operating activities:
  Net loss ...........................................   $(450,076)   $(283,154)
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation and amortization ....................       4,060       10,785
    Impairment loss on film library ..................      75,522            -
    Stock and warrants issued for services ...........      13,500       24,800
    Stock options issued for services ................      15,540       14,577
    Changes inoperating liabilities and assets:
      Accounts receivable ............................       2,465       47,032
      Inventory ......................................     (14,911)        (333)
      Prepaid expense ................................      24,152       (6,251)
      Accounts payable and accrued liabilities .......      62,378      (83,260)
      Deferred revenue ...............................      35,811       (4,804)
                                                         ---------    ---------
    Net cash used in operations ......................    (231,559)    (280,608)

Cash flows from investing activities:
  Purchase of fixed assets ...........................     (15,405)           -
                                                         ---------    ---------
    Net cash used in investing activities ............     (15,405)           -

Cash flows from financing activities:
  Stock issued for cash ..............................     135,401      375,000
  Net proceeds from due to stockholders ..............           -       25,933
                                                         ---------    ---------
    Net cash provided by financing activities ........     135,401      400,933
                                                         ---------    ---------

  Increase (decrease) in cash and cash equivalents ...    (111,563)     120,325

  Cash and cash equivalents, beginning of period .....     153,346       10,590
                                                         ---------    ---------
  Cash and cash equivalents, end of period ...........   $  41,783    $ 130,915
                                                         =========    =========

Supplemental disclosures of cash flow information:
  Cash paid for interest .............................   $       -    $       -
                                                         =========    =========
  Cash paid for income taxes .........................   $       -    $       -
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2006.

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

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a business enterprise. At June 30, 2007, current liabilities exceeded current assets by $153,137

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2007, the Company had an accumulated deficit of $4,634,135.The Company also realized net losses of $450,076 and $283,154 for the six months ended June 30, 2007 and 2006, respectively.

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

STOCK TRANSACTIONS AND OUTSTANDING WARRANTS AND OPTIONS

On January 1, 2006, the Company adopted FAS-123R. In March 2005, the SEC staff expressed their views with respect to FAS-123R in Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SAB 107 provides guidance on valuing options. The impact of FAS-123R for the six months ended June 30, 2007 was to record a non-cash compensation expense of $29,040.

The adoption of FAS-123R had no effect on cash flow from operations or cash flow from financing activities for the six months ended June 30, 2007. FAS-123R requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified as financing cash flows. Prior to the adoption of FAS-123R, excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowance on our net operating loss carry forwards.

The Company recognizes share-based compensation expense for all service-based awards with graded vesting schedules on a straight-line basis over the requisite service period for the entire award. Initial accruals of compensation expense are based on the estimated number of shares for which requisite service is expected to be rendered. Estimates are revised if subsequent information indicates that forfeitures will differ from previous estimates, and the cumulative effect on compensation cost of a change in the estimated forfeitures is recognized in the period of the change.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of June 30, 2007, the Company had outstanding warrants to purchase up to 495,000 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.


                                                   Warrants
                                                   --------

                     Balance, January 1, 2007      495,000
                     Issued .................            -
                     Exercised ..............            -
                                                   -------
                     Balance June 30, 2007 ..      495,000
                                                   =======


The following table provides certain information with respect to the above referenced warrants outstanding at June 30, 2007:


                                    Weighted                Weighted
                                     Average             Average Life
          Exercise Price         Exercise Price              Years
          --------------         --------------          ------------
          $0.55 - $1.50              $1.20                     2


                                                   Options
                                                   -------

                     Balance, January 1, 2007      265,000
                     Issued .................       75,000
                     Exercised ..............       40,000
                                                   -------
                     Balance June 30, 2007 ..      300,000
                                                   =======


The following table provides certain information with respect to the above referenced options outstanding at June 30, 2007:


                                    Weighted                Weighted
                                     Average             Average Life
          Exercise Price         Exercise Price              Years
          --------------         --------------          ------------
          $0.18 - $0.45              $0.28                    4.3

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 23, 2007, the Company issued 25,000 shares of restricted common stock to a director for consulting services valued at $0.40 per share. The $0.40 per share price is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on January 23, 2007. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued. The Company has expensed $10,000 in SFAS NO 123R Expense for the six months ended June 30, 2007.

On January 23, 2007, the Company issued options to purchase 75,000 shares of common stock to a director. The options are exercisable at $0.20 per share, which represents 50% of the closing bid price per share of the Company's common stock price on January 23, 2007. The Company has expensed $15,540 in SFAS NO 123R Expense for the six months ended June 30, 2007, using the Black Sholes Stock Option Valuation Model.

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

On June 28, 2007, the Company consummated the private sale of 125,000 restricted common shares to one (1) accredited investor, at a price of $0.20 per share. The total offering price was $25,000. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

On June 29, 2007, the Company issued as compensation to two of its employees 35,000 restricted common shares. James Dyas, former Chief Financial Officer received 25,000 shares and James Yagielo, Director of Technical Services received 10,000 shares. A restrictive legend was placed on the certificates issued. The Company has paid $3,500 in SFAS NO 123R Expense for the six months ended June 30, 2007.

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

LONG-LIVED ASSETS

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future non-discounted cash flows derived from an asset were less than carrying value. An Impairment loss of $75,522 was recorded as of June 30, 2007 against our Film Library and Record Master. The impairment loss is recorded as a component of "Operating expenses" in the Statement of Operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying values of which approximate fair value at June 30, 2007.

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

As of June 30, 2007, the Company has allowable federal net operating loss carry forwards to offset future taxable income. The federal net operating loss carry forwards of approximately $4,634,135 will expire during the years 2021 through 2027 and the utilization of this net operating loss maybe limited in accordance with IRS Code Section 382.

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

6. CONSULTING AND SALES AGREEMENTS

During the period of January 1, 2007 through June 30, 2007, the Company has signed Marketing Partner and /or Member Provider Agreements ("Agreements") with various individuals or companies. These agreements allow companies to become Marketing Partners and/or Member Providers of licenses of the MediaNet portals, BSP Rewards and other products and services offered by the Company. These agreements allow individuals and companies to become Marketing Partners of licenses of the MediaNet portals, BSP Rewards and other products and services offered by the Company and/or Member Providers who enroll Members into the BSP Rewards platforms.

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

The Company sometimes charges a per-client, per month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenue totaled $67,413 at June 30, 2007.

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

8. TRANSACTION PROCESSING

BSP Rewards receives rebates from participating merchants on all transactions processed by BSP through its on-line mall platform. The percentage rebate paid by merchants varies between 1 % and 30% and BSP normally shares 50% of the rebate with the member who made the purchase.

We processed $3,490,000 of merchant transactions through our on-line web mall during the six months ended June 30, 2007 compared to $2,225,000 for the six months ended June 30, 2006. The merchant transactions processed through our on-line web mall produced $373,352 in gross revenue for the BSP Rewards segment of the Company during the six months ended June 30, 2007 as compared to $68,005 for the six months ended June 30, 2006.

9. SEGMENT REPORTING

The Company has two reportable segments: (1) entertainment properties which includes audio and video products and (2) branded services which includes the branded websites and branded loyalty rewards programs. The Company sells all of the products in the United States. These operating segments were determined based on the nature of the products and services offered. The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such a segment.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. SEGMENT REPORTING (Continued)

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note 1:
Summary of Significant Accounting Policies." The following tables reflect the operations of the Company's reportable segments:

         Six Months ended                 Branded       Entertainment      Corporate      Consolidated
          June 30, 2007                   Services        Properties       And Elim.          Total
         ----------------                ---------      -------------      ---------      ------------
Net Sales (2) .....................      $ 382,414        $   9,503                -        $ 391,917
Depreciation & Amortization (3) ...          3,400           76,182                -           79,582
Segment (Loss) Income before taxes        (296,170)         (87,871)         (66,035)        (450,076)
Segment assets (1) ................        134,095           51,392           (6,472)         179,018
Expenditures for segment assets (3)         15,405                -                -           15,405


         Six Months ended                 Branded       Entertainment      Corporate      Consolidated
          June 30, 2006                   Services        Properties       And Other          Total
         ----------------                ---------      -------------      ---------      ------------
Net Sales (2) .....................      $  81,620        $  63,486                -        $ 145,106
Depreciation & Amortization (3) ...          3,617            7,168                -           10,785
Segment (Loss) Income before taxes        (151,323)         (74,404)         (57,427)        (283,154)
Segment assets (1) ................         66,760          588,492          113,903          769,155
Expenditures for segment assets (3)              -                -                -                -


        Three Months ended                Branded       Entertainment      Corporate      Consolidated
          June 30, 2007                   Services        Properties       And Elim.          Total
        ------------------               ---------      -------------      ---------      ------------
Net Sales (2) .....................      $ 215,262        $   4,125                -        $ 219,387
Depreciation & Amortization (3) ...          2,842           75,852                -           78,694
Segment (Loss) Income before taxes        (134,328)         (80,748)         (31,127)        (246,203)
Segment assets (1) ................        130,144           51,392           (2,518)         179,018
Expenditures for segment assets (3)         15,405                -                -           15,405


        Three Months ended                Branded       Entertainment      Corporate      Consolidated
          June 30, 2006                   Services        Properties       And Elim.          Total
        ------------------               ---------      -------------      ---------      ------------
Net Sales (2) .....................      $  47,230        $  16,220                -        $  63,450
Depreciation & Amortization (3) ...            558            4,558                -            5,116
Segment (Loss) Income before taxes         (85,974)         (47,973)         (14,800)        (148,747)
Segment assets (1) ................          9,198           19,044          118,138          146,380
Expenditures for segment assets (3)              -                -                -                -

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. SEGMENT REPORTING (Continued)

(1) Total Segment assets are owned or allocated assets used by each business. Segment assets consist of cash and cash equivalents, marketable securities and certain other assets.

(2)   Branded Services two year comparative segment revenue follows;

      (a) Gift Cards and certificates generated $334,866 in revenue for the six months ending June 30, 2007, as compared to $37,000 for the six months ended June 30, 2006.

      (b) BSP Reward program generated $ 47,548 in revenue for the six months ended June 30, 2007, as compared to $68,005 for the six months ended June 30, 2006.

      (c) Other items generated $9,503 in revenue for the six months ended June 30, 2007, as compared to $13,615 for the six months ended June 30, 2006.

(3) Corporate property additions, depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities. For the three months ended June 30, 2007 this also includes an impairment loss of $75,522 against our Film Library and Record Master.

10. MAJOR CUSTOMERS

During the six months ending June 30, 2007, there were no major customers in each of the segments. During the period ending June 30, 2006, there were no major customers in each of the segments.

11. SUBSEQUENT EVENTS

On July 10, 2007, the Company consummated the private sale of 250,000 restricted common shares to one (1) accredited investor, at a price of $0.20 per share. The total offering price was $50,000. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2007 as compared to Six Months Ended June 30, 2006
----------------------------------------------------------------------------

         For the six months ended June 30, 2007, we had revenues from operations of $391,917, and a net loss of $450,076. For the six months ended June 30, 2006, we had revenues from operations of $145,106 and a net loss of $283,154.

         Branded Services net sales increased $ 300,795 or 369 % to $ 382,414 compared to $81,619 for the six months ended June 30, 2006.The increase is attributable to increased sales of gift cards, individual memberships, and an increase of merchants participating in our web mall.

         Entertainment Properties net sales decreased $53,945 or 85 % to $9,503 compared to $63,448 for the six months ended June 30, 2006. This decrease is attributable to the reduction of in store advertising.

         Operating expenses for the six months ended June 30, 2007, were $453,860, compared to $280,425 for the six months ended June 30, 2006, an increase of $173,435.Consulting fees increased $12,416; Insurance expense increased $8,796; Payroll expense and related fringe benefits increased $44,877 due to the hiring of additional staff; Commission expense increased $18,192; Telephone expense increased $1,747: Rent expense increased $8,072 (due to increased sq. ft. leased); Office expense increased $1,165; Dues and Subscriptions increased $2,459 and Office Supplies increased $1,979.

         Included in operating expenses for the six months ended June 30, 2007 there is an Impairment loss of $ 59,500 against our Film Library and $16,022 against our Record Master, for a total of $75,222.

Three Months Ended June 30, 2007 as compared to Six Months Ended June 30, 2006
------------------------------------------------------------------------------

         Operating expenses for the three months ended June 30, 2007, were $275,831, compared to $132,958 for the six months ended June 30, 2006, an increase of $142,873.Consulting fees increased $11,252; Insurance expense increased $4,981; Payroll expense and related fringe benefits increased $63,251 due to the hiring of additional staff; Commission expense increased $490; Telephone expense decreased $78: Rent expense increased $3,118 (due to increased sq. ft. leased); Office expense decreased $1,784; Dues and Subscriptions decreased $17 and Office Supplies decreased $1,069.

LIQUIDITY AND CAPITAL RESOURCES

         Deferred revenue results from customers who pay for services in advance, such as quarterly, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of June 30, 2007, deferred revenue amounted to $67,413.

         As of June 30, 2007, we had cash on hand of approximately $41,783. During the six months ended June 30, 2007, net cash used in operations was $231,559, and during the six months ended June 30, 2006, net cash used in operations was $280,608. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

         To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through equity transactions with management and through equity private placements.

         The current gradual expansion of our operations for the next twelve months is due to the fact that the web sites, portals and marketing materials for our various divisions are completed and ready for use. However, until operating revenues increase significantly, we must continue to seek outside funding for the purpose of accelerating the expansion of our operations. There is no assurance that the Company can raise adequate capital to fund its operations.

PLAN OF OPERATIONS

         Our plan of operations is to primarily develop our BSP Rewards business. The timing and the extent to which we are able to implement our expansion plan will primarily be dependent upon our ability to obtain outside working capital. Although management believes we have established a base through which we can continue to grow.

         The primary operations of the company are focused on the Branded Loyalty Rewards segment of the business. The efforts are concentrated on (1) Building the On-Line merchants network. (2) The participating Gift Card merchants. (3) Initiating a participating In-Store merchant network. (4) Layering the BSP platform onto credit, debit and prepaid cards. (5) Increasing the member base through agreements with member Provider Organizations. (6) Increasing transactions and fees.

         The Company has signed Marketing Partner and/or Member Provider Agreements with various individuals and companies to sell for the BSP on a straight commission basis. The Company has signed various Private Branded Mall Agreements with web-based retailers, organizations, in-store retailers who will give and redeem BSP Rewards and in most instances place their customers into the program as members. Additionally, the Company has signed agreements with various associations, debit card issuers and non-profits who enroll their members into the program.

         Additionally, the company has agreements with various merchants and affiliate managers through which the standard BSP Web Malls now include over 650 merchants from whom members receive rebate rewards.

         The Company commenced market testing of the Mr. Rogers CD/DVD in the fourth quarter, 2005. We are presently offering it for sale on a direct basis and through various wholesale and retail distributors and both on-line and brick and mortar stores. There is no assurance that we will realize any significant sales or revenues in the future.

         We will seek to concentrate our efforts and gradually expand our operations in all areas during the next 12 months by establishing an expanding base of marketing partners that will allow us to extend our marketing efforts for the BSP Rewards program, with no increased overhead.

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

ITEM 3.  CONTROLS AND PROCEDURES

      a) Evaluation of Disclosure Controls and Procedures: As of June 30, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

         Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On January 23, 2007, the Company issued 25,000 shares of restricted common stock to a director for consulting services valued at $0.40 per share. The $0.40 per share price is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on January 23, 2007. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

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

         On June 28, 2007, the Company consummated the private sale of 125,000 restricted common shares to one (1) accredited investor, at a price of $0.20 per share. The total offering price was $25,000. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued.

         On July 10, 2007, the Company consummated the private sale of 250,000 restricted common shares to one (1) accredited investor, at a price of $0.20 per share. The total offering price was $50,000. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

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

      o On June 29, 2007, the Company filed a Form 8-K dated June 29, 2007 reporting under ITEM 5.02 - DEPATURE OF PRINCIPAL OFFICER; stating that Mr. James M. Dyas had resigned as Chief Financial Officer, effective June 29,2007. The Company also announced the appointment of Mr. Steven Adelstein as Interim Chief Financial Officer.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto dully authorized.


                                       MEDIANET GROUP TECHNOLOGIES, INC.


Date: August 14, 2007                  By: /s/ Martin Berns
                                           ----------------
                                           Martin Berns
                                           President and Chief Executive Officer


Date: August 14, 2007                  By: /s/ Steven  Adelstein
                                           ---------------------
                                           Steven Adelstein
                                           Interim Chief Financial Officer