Form 10QSB
period 2007-09-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2007-11-14
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007
                                            ------------------

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
Yes [X]  No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At November 2, 2007, the following shares were outstanding:  14,121,736

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                        MEDIANET GROUP TECHNOLOGIES, INC.

                                   FORM 10-QSB

                        Quarter Ended September 30, 2007

                                Table of Contents

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements ...........................................   3

            Condensed Consolidated Balance Sheet
            September 30, 2007 (Unaudited) .................................   3

            Condensed Consolidated Statements of Operations (Unaudited)
            For the Three Months and Nine months ended September 30, 2007
            and 2006 .......................................................   4

            Condensed Consolidated Statements of Cash Flows (Unaudited)
            For the Nine Months Ended September 30, 2007 ...................   5

            Notes to the Condensed Consolidated Financial Statements .......   6

   Item 2 - Management's Discussion or Analysis of Plan of Operation
            Financial Condition and Results of Operations ..................  16

   Item 3 - Controls and Procedures ........................................  19


PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings ..............................................  20

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ....  20

   Item 3 - Default upon Senior Securities .................................  20

   Item 4 - Submission of Matters to a Vote of Security Holders ............  20

   Item 5 - Other Information ..............................................  20

   Item 6 - Exhibits and Reports on Form 8-K ...............................  21

Signatures ................................................ ................  23

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                    September 30
                                                                        2007
                                                                    ------------
                                     ASSETS

Current assets
  Cash and cash equivalents .....................................   $    33,125
  Accounts receivable ...........................................        43,769
  Inventory .....................................................        51,545
                                                                    -----------
Total current assets ............................................       128,439
                                                                    -----------

Property, plant & equipment
  Computer equipment ............................................        39,329
  Accumulated depreciation ......................................       (24,309)
                                                                    -----------
Net property, plant and equipment ...............................        15,020
                                                                    -----------

Other assets
  Trademark .....................................................         2,100
  Film library ..................................................        19,655
  Record master .................................................         5,189
                                                                    -----------
Total other assets ..............................................        26,944
                                                                    -----------

Total assets ....................................................   $   170,403
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable and accrued liabilities ......................   $   301,263
  Deferrred revenue .............................................        93,731
                                                                    -----------
Total current liabilities .......................................       394,994
                                                                    -----------

Stockholders' deficiency
  Common stock: par value $.001; 50,000,000 shares authorized;
  12,921,736 shares issued and outstanding ......................        12,922
  Additional paid in capital ....................................     4,583,684
  Accumulated deficit ...........................................    (4,821,197)
                                                                    -----------
Total stockholders' deficiency ..................................      (224,591)
                                                                    -----------

Total liabilities and stockholders' deficiency ..................   $   170,403
                                                                    ===========

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                                      MEDIANET GROUP TECHNOLOGIES, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)
                                                    For the Three months             For the Nine months
                                                     ended September 30,             ended September 30,
                                                ----------------------------    ----------------------------
                                                    2007            2006            2007            2006
                                                ------------    ------------    ------------    ------------
Revenues
  Sales revenues ............................   $    350,565    $     99,953    $    742,482    $    245,059
  Cost of sales .............................        344,184         119,913         732,700         267,748
                                                ------------    ------------    ------------    ------------
    Gross profit ............................          6,381         (19,960)          9,782         (22,689)

Operating expenses
  Consulting fees ...........................         22,793           7,288          74,586          46,665
  Other selling and administrative expenses .        170,989         136,556         497,534         377,604
  Impairment Loss ...........................              -         458,124          75,522         458,124
                                                ------------    ------------    ------------    ------------
    Total operating expenses ................        193,782         601,968         647,642         882,393

Loss from operations ........................       (187,401)       (621,928)       (637,860)       (905,082)


Interest Income .............................            339              43             722              43
                                                ------------    ------------    ------------    ------------

Net loss ....................................   $   (187,062)   $   (621,885)   $   (637,138)   $   (905,039)
                                                ============    ============    ============    ============

Basic and diluted net loss per share ........   $      (0.02)   $      (0.06)   $      (0.05)   $      (0.09)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     12,386,410      10,493,267      12,061,539      10,088,921
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

                                                      4

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Nine Months
                                                           ended September 30,
                                                         ----------------------
                                                            2007         2006
                                                         ---------    ---------
Cash flows from operating activities:
  Net loss ...........................................   $(637,138)   $(905,039)
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation and amortization ....................       6,047       17,051
    Allowance for bad debt ...........................           -       (3,500)
    Impairment loss on film library ..................      75,522      458,124
    Stock and warrants issued for services ...........      21,113       24,800
    Stock options issued for services ................      30,500       21,865
    Changes in operating liabilities and assets:
      Accounts receivable ............................     (29,257)      87,414
      Inventory ......................................      (7,863)      (8,875)
      Prepaid expense ................................      24,152      (10,870)
      Accounts payable and accrued liabilities .......     140,496      (74,233)
      Deferred revenue ...............................      62,126        2,551
                                                         ---------    ---------
    Net cash used in operations ......................    (314,302)    (390,712)

Cash flows from investing activities:
  Purchase of fixed assets ...........................     (16,571)           -
                                                         ---------    ---------
    Net cash used in investing activities ............     (16,571)           -

Cash flows from financing activities:
  Stock issued for cash ..............................     185,651      608,334
  Net proceeds from due to stockholders ..............      25,000       25,399
                                                         ---------    ---------
    Net cash provided by financing activities ........     210,651      633,733
                                                         ---------    ---------

  Increase (decrease) in cash and cash equivalents ...    (120,222)     243,021

  Cash and cash equivalents, beginning of period .....     153,346       10,590
                                                         ---------    ---------
  Cash and cash equivalents, end of period ...........   $  33,125    $ 253,611
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation SB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2006.

Certain amounts from previous years have been reclassified to comply with current year presentation. Such classifications include Amortization expenses reclassified as Cost of Goods Sold.

NATURE OF BUSINESS

MediaNet Group Technologies, Inc., ("we," "us," "our," the "Company"), was incorporated on June 4, 1999 in the State of Nevada.

Brand-A-Port, Inc. (formerly "ShutterPort"), a Florida corporation, was founded on February 4, 2000. The Company was formed to become an online provider of branded, business to business and business to consumer web portals to a variety of businesses. The Company acted as an aggregator (to bring in a variety of interests to the portal), facilitator (to assist users in communicating with each other) and infomediary (to gather and supply information to users). This function was merged into BSP Rewards, Inc., on July 1,2007. BSP Rewards, Inc. a Florida corporation was founded on June 22, 2005.

The Company has developed a loyalty rewards program ("BSP Rewards") and began to sign member providers and merchants during its initial launch in 2005. The Company private brands the program and charges merchants participating in BSP Rewards program a fee or a percentage of the value of sales it transacts through the BSP system.

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a business enterprise. At September 30, 2007, current liabilities exceeded current assets by $266,555

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2007, the Company had an accumulated deficit of $4,821,197.The Company also realized net losses of $637,138 and $905,039 for the nine months ended September 30, 2007 and 2006, respectively.

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

CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers and their affiliates or related parties, if they voted their shares uniformly, could have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

STOCK TRANSACTIONS AND OUTSTANDING WARRANTS AND OPTIONS

On January 1, 2006, the Company adopted FAS-123R. In March 2005, the SEC staff expressed their views with respect to FAS-123R in Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SAB 107 provides guidance on valuing options. The impact of FAS-123R for the nine months ended September 30, 2007 was to record a non-cash compensation expense of $51,613. The adoption of FAS-123R had no effect on cash flow from operations or cash flow from financing activities for the nine months ended September 30,2007. FAS-123R requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified as financing cash flows. Prior to the adoption of FAS-123R, excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowance on our net operating loss carry forwards.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of September 30, 2007, the Company had outstanding warrants to purchase up to 245,000 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                                   Warrants
                                                   --------
                    Balance, January 1, 2007        495,000
                    Issued ..................             -
                    Cancelled ...............      (250,000)
                                                   --------
                    Balance September 30,2007       245,000
                                                   ========

The following table provides certain information with respect to the above referenced warrants outstanding at September 30, 2007:

                                    Weighted               Weighted
                                     Average             Average Life
          Exercise Price         Exercise Price              Years
          --------------         --------------          ------------
          $0.55 - $1.00              $0.96                     2

As of September 30, 2007, the Company had outstanding options to purchase up to 150,000 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                                   Options
                                                   -------

                    Balance, January 1, 2007        265,000
                    Issued ..................        75,000
                    Exercised/Cancelled .....      (190,000)
                                                   --------
                    Balance September 30,2007       150,000
                                                   ========

The following table provides certain information with respect to the above referenced options outstanding at September 30, 2007:

                                    Weighted                Weighted
                                     Average             Average Life
          Exercise Price         Exercise Price              Years
          --------------         --------------          ------------
          $0.18 - $0.45              $0.36                    4.9

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 23, 2007, the Company issued 25,000 shares of restricted common stock to a director for consulting services valued at $0.40 per share. The $0.40 per share price is consistent with the market price of the Company's stock as quoted on the OTC Bulletin Board on January 23, 2007. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificate issued. The Company has expensed $10,000 in SFAS NO 123R Expense for the nine months ended September 30, 2007.

On January 23, 2007, the Company issued options to purchase 75,000 shares of common stock to a director. The options are exercisable at $0.20 per share, which represents 50% of the closing bid price per share of the Company's common stock price on January 23, 2007. During the third quarter ended September 30, 2007 these options were cancelled and the company issued 75,000 restrictive common shares in exchange for these options. The Company has expensed approximately $30,500 in SFAS NO 123R expense for the nine months ended September 30, 2007, using the Black Sholes Stock Option Valuation Model.

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

On June 29, 2007, the Company issued as compensation to two of its employees 35,000 restricted common shares. James Dyas, former Chief Financial Officer received 25,000 shares and James Yagielo, Director of Technical Services received 10,000 shares. A restrictive legend was placed on the certificates issued. The Company has expensed $3,500 in SFAS NO 123R expense for the nine months ended September 30, 2007.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On September 18, 2007, the Company issued as compensation to four of its employees 125,000 restricted common shares. Alfred Fernandez, Acting Chief Financial Officer received 75,000 shares; James C Yagielo, Director of Technical Services received 25,000 shares; Daniel S Mirkovich, on line merchants technical information support, received 12,500 shares and Melissa M. Emanuelle, Accounts Manager, received 12,500 shares. A restrictive legend was placed on the certificates issued. The Company has expensed $3,750 in SFAS NO 123R in the quarter ended September 30, 2007.

On September 18, 2007, the Company issued as compensation to two of its new Directors, Brent Gephart and Bruce Hollander, 100,000 restricted common shares each. A restrictive legend was placed on the certificates issued. The Company has expensed $6,000 in SFAS NO 123R expense in the quarter ended September 30, 2007.

On September 18, 2007, the Company issued, as consideration for the cancellation of 400,000 warrants and options. The Company issued 225,000 restrictive common shares. A restrictive legend was placed on the certificates issued. The Company has expensed $6,750, representing fifty percent of the fair market value of the shares, in SFAS NO 123R expense in the quarter ended September 30, 2007.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LONG-LIVED ASSETS

The carrying values of long-lived assets are periodically reviewed by management and impairments would be recognized if the expected future non-discounted cash flows derived from an asset were less than carrying value. An Impairment loss of $75,522 was recorded during the nine months ended September 30, 2007 against our Film Library and Record Master. The impairment loss is recorded as a component of "Operating expenses" in the Statement of Operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying values of which approximate fair value at September 30,2007.

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

As of September 30, 2007, the Company has allowable federal net operating loss carry forwards to offset future taxable income. The federal net operating loss carry forwards of approximately $4,821,197 will expire during the years 2021 through 2027 and the utilization of this net operating loss maybe limited in accordance with IRS Code Section 382.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. CONSULTING AND SALES AGREEMENT

During the period of January 1, 2007 through September 30, 2007, the Company has signed Marketing Partner and /or Member Provider Agreements ("Agreements") with various individuals or companies. These agreements allow companies to become Marketing Partners and/or Member Providers of licenses of the MediaNet portals, BSP Rewards and other products and services offered by the Company. These agreements allow individuals and companies to become Marketing Partners of licenses of the MediaNet portals, BSP Rewards and other products and services offered by the Company and/or Member Providers who enroll Members into the BSP Rewards platforms.

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

The Company sometimes charges a per-client, per month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenue totaled $93,731 at September 30, 2007.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. TRANSACTION PROCESSING  (Continued)

We processed $5,287,000 of merchant transactions through our on-line web mall during the nine months ended September 30, 2007 compared to $3,671,000 for the nine months ended September 30, 2006. The merchant transactions processed through our on-line web mall produced $728,249 in gross revenue for the BSP Rewards segment of the Company during the nine months ended September 30, 2007 as compared to $187,165 for the nine months ended September 30, 2006.

9. SEGMENT REPORTING

The Company has two reportable segments: (1) entertainment properties which include audio and video products and (2) branded services which includes the branded websites and branded loyalty rewards programs. The Company sells all of the products in the United States. These operating segments were determined based on the nature of the products and services offered. The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such a segment.

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

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note 1:
Summary of Significant Accounting Policies." The following tables reflect the operations of the Company's reportable segments:

         Nine Months ended                Branded       Entertainment    Corporate      Consolidated
         September 30, 2007               Services        Properties     And Elim.          Total
         ------------------              ---------      -------------    ---------      ------------
Net Sales (2) .....................      $ 728,249       $  14,233       $       -       $ 742,482
Depreciation & Amortization (3) ...          5,056          76,513               -          81,569
Segment (Loss) Income before taxes        (466,301)        (84,763)        (86,073)       (637,137)
Segment assets (1) ................        157,181          30,711         (17,489)        170,403
Expenditures for segment assets (3)         16,571               -               -          16,571

         Nine Months ended                Branded       Entertainment    Corporate      Consolidated
         September 30, 2006               Services        Properties     And Other          Total
         ------------------              ---------      -------------    ---------      ------------
Net Sales (2) .....................      $ 187,165       $  57,894       $       -       $ 245,059
Depreciation & Amortization (3) ...          1,674         473,501               -         475,175
Segment (Loss) Income before taxes        (235,314)       (595,720)        (74,005)       (905,039)
Segment assets (1) ................         52,041         137,110         244,589         433,740
Expenditures for segment assets (3)              -               -               -               -

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9. SEGMENT REPORING (Continued)

         Three Months ended               Branded       Entertainment    Corporate      Consolidated
         September 30, 2007               Services        Properties     And Elim.          Total
         ------------------              ---------      -------------    ---------      ------------
Net Sales (2) .....................      $ 345,835       $   4,730       $       -       $ 350,565
Depreciation & Amortization (3) ...          1,856             331               -           2,187
Segment (Loss) Income before taxes        (170,131)          3,108         (20,039)       (187,062)
Segment assets (1) ................        (58,243)         (3,199)         76,638          15,196
Expenditures for segment assets (3)          1,166               -               -           1,166

         Three Months ended               Branded       Entertainment    Corporate      Consolidated
         September 30, 2006               Services        Properties     And Elim.          Total
         ------------------              ---------      -------------    ---------      ------------
Net Sales (2) .....................      $ 105,545       $  (5,592)      $       -       $  99,953
Depreciation & Amortization (3) ...            558           5,709               -           6,267
Segment (Loss) Income before taxes         (83,991)       (521,316)        (16,578)       (621,885)
Segment assets (1) ................          5,248        (496,040)        125,377        (365,415)
Expenditures for segment assets (3)              -               -               -               -

(1) Total Segment assets are owned or allocated assets used by each business. Segment assets consist of cash and cash equivalents, marketable securities and certain other assets.

(2)   Branded Services two year comparative segment revenue follows;

      (a) Gift Cards and certificates generated $576,546 in revenue for the nine months ending September 30, 2007, as compared to $118,726 for the nine months ended September 30, 2006.

      (b) BSP Reward program generated $ 151,703 in revenue for the nine months ended September 30, 2007, as compared to $68,439 for the nine months ended September 30, 2006.

      (c) Other items generated $14,233 in revenue for the nine months ended September 30,2007, as compared to $57,894 for the nine months ended September 30, 2006.

(3) Corporate property additions, depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities. For the nine months ended September 30, 2007 this also includes an impairment loss of $75,522 and for the nine months ended September 30, 2006 this included an impairment loss of $ 458,124 against our Film Library and Record Master.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10. MAJOR CUSTOMERS

During the six months ending September 30, 2007, there were no major customers in each of the segments. During the period ending September 30, 2006, there were no major customers in each of the segments.

11. SUBSEQUENT EVENTS

On October 5, 2007 Mr. Larry Lipman resigned as a member of the Board of Directors of the Company, effective October 2, 2007

On October 5, 2007 the Company announced the election of two new members of the Board of Directors, effective November 5, 2007. The two new members are Bruce L Hollander and Brent Gephart. Bruce L. Hollander is the retired Chairman of the Board, Chief Executive Officer and President of BioLok International, which was a publicly traded company until its acquisition by a private equity firm in 2006. Mr. Hollander held the positions of CEO and President of BioLok since 1996, and was Chairman since 1998. Prior thereto, Mr. Hollander held executive management positions in industry and as a consultant, including Kohlberg, Kravis, Roberts & Co., since 1982.

Previously, he was an executive with Incom International, Rockwell International and General Electric. Mr. Hollander received a BSIE from the Pratt Institute, a MSEM from Union College (GE - Co-op.) and is an APICS certified fellow.

Brent Gephart is presently Chief Executive Officer and President of Card Processing Consultants, Inc., a consultancy serving Fortune 100 banks and other premier financial institutions, including Fiserv, merchant processing companies and Fortune 5000 companies. Card Processing Consultants is a registered MSR/ISO for Royal Bank of Scotland. Prior to his present position, Mr. Gephart served as Chief Operating Officer and Executive Vice President Sales and Marketing for Financial Services for Innuity, Inc., where he developed strategic partnerships with stored value debit card issuers and developed the companies own private label stored value issuing program. Mr. Gephart developed offshore banking and acquiring relationships for U.S. merchants pursuing offshore incorporations
(IBCs) in the E.U. and L.A.C.R. Mr. Gephart also served as Executive Vice President U.S. Corporate Strategy and Alternative Distribution for Moneris Solutions, Inc., and was previously Director of Marketing and Director of Corporate Strategy for Chase Merchant Services, the acquiring division of J.P. Morgan Chase. Additionally, Mr. Gephart attended Visa Bankcard Management School at Harvard University.

On October 4, 2007, the Company consummated the private purchase of 1,360,834 unregistered shares from one accredited investor, at a price of $0.01 per share. The total purchase price was $13,308.34. Said shares were cancelled and accounted for as Treasury stock.

On October 1, 2007 the Company commenced to raise additional capital. As of November 2, 2007, 1,200,000 shares had been issued at a price of $0.10 per share.

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

RESULTS OF OPERATIONS

         Nine Months Ended September 30, 2007 as compared to Nine Months Ended September 30, 2006

         For the nine months ended September 30, 2007, we had revenues from operations of $742,482, and a net loss of $637,138. For the nine months ended September 30, 2006, we had revenues from operations of $245,059 and a net loss of $905,039.

         Branded Services net sales increased $ 595,084 or 318 % to $ 728,249 compared to $187,165 for the nine months ended September 30, 2006.The increase is attributable to increased sales of gift cards, individual memberships, and an increase of merchants participating in our web mall.

         Entertainment Properties net sales decreased $43,661 or 75 % to $14,233 compared to $57,894 for the nine months ended September 30, 2006. This decrease is attributable to the reduction of in store advertising.

         Operating expenses for the nine months ended September 30,2007, were $647,642, compared to $882,393 for the nine months ended September 30, 2006, an decrease of $234,751.Consulting fees increased $27,921; Insurance expense increased $12,353; Payroll expense and related fringe benefits increased $52,916 due to the hiring of additional staff; Commission expense increased $44,385; Telephone expense decreased $681: Rent expense increased $13,312 (due to increased sq. ft. leased); Office expense decreased $403; Dues and Subscriptions increased $4,981 and Office Supplies increased $1,788.

         Included in operating expenses for the nine months ended September 30, 2007 there is an Impairment loss of $ 59,500 against our Film Library and $16,022 against our Record Master, for a total of $75,222.

         Three Months Ended September 30, 2007 as compared to Three Months Ended September 30, 2006

         Operating expenses for the three months ended September 30,2007, were $193,782, a decreased of $ 408,186 from the three months ended September 30, 2006.The operating expenses for the three months ended September 30,2007 principally included consulting fees which increased $15,505; insurance expense which decreased $2,577; payroll expense and related fringe benefits which increased $26,777 due to the hiring of additional staff; commission expense which increased $16,970 and rent expense which increased $5,238.

LIQUIDITY AND CAPITAL RESOURCES

         Deferred revenue results from customers who pay for services in advance, such as quarterly, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of September 30, 2007, deferred revenue amounted to $93,731.

         As of September 30, 2007, we had cash on hand of approximately $33,125. During the nine months ended September 30, 2007, net cash used in operations was $314,302, and during the nine months ended September 30, 2006, net cash used in operations was $390,712. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

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

         The Company has signed Marketing Partner and/or Member Provider Agreements with various individuals and companies to sell for the BSP on a straight commission basis. The Company has signed various Private Branded Mall Agreements with web-based retailers, organizations, in-store retailers who will give and redeem BSP Rewards and in most instances place their customers into the program as members. Additionally, the Company has signed agreements with various associations, debit card issuers and non-profits that enroll their members into the program.

         Additionally, the company has agreements with various merchants and affiliate managers through which the standard BSP Web Malls now include over 650 merchants from whom members receive rebate rewards.

         The Company commenced sales of Mr. Rogers CD/DVD in the fourth quarter, 2005. We are presently offering it for sale on a direct basis and through various wholesale and retail distributors and both on-line and brick and mortar stores. There is no assurance that we will realize any significant sales or revenues in the future.

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

ITEM 3.  CONTROLS AND PROCEDURES

      a) Evaluation of Disclosure Controls and Procedures: As of September 30, 2007, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Acting Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and the Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

         Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and the Acting Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

         On January 23, 2007, the Company issued options to purchase 75,000 shares of common stock to a director. The options are exercisable at $0.20 per share, which represents 50% of the closing bid price per share of the Company's common stock price on January 23, 2007. These options were later cancelled in exchange for restrictive common shares.

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

      o On June 29, 2007, the Company filed a Form 8-K dated June 29, 2007 reporting under ITEM 5.02 - DEPATURE OF PRINCIPAL OFFICER; stating that Mr. James M. Dyas had resigned as Chief Financial Officer, effective June 29, 2007. The Company also announced the appointment of Mr. Steven Adelstein as Interim Chief Financial Officer.

      o On August 31, 2007, the Company filed a Form 8-K dated June 29, 2007 reporting under ITEM 5.02 - DEPATURE OF PRINCIPAL OFFICER; stating that Mr. Steven Adelstein had resigned as Interim Chief Financial Officer. The Company also announced the appointment of the current Controller, Alfred Fernandez, as Controller and Acting Chief Financial Officer.

      o  On September 4, 2007, the Company filed a Form 8-K reporting under ITEM
         5.02 - DEPATURE OF PRINCIPAL OFFICER; that Mr. Jeffrey Meshel had resigned as a member of the Board of Directors of the Company, effective August 29, 2007 due to increased obligations to his business and the resultant time constraints.

      o  On October 5, 2007, the Company filed a Form 8-K reporting under ITEM
         5.02 - DEPATURE OF PRINCIPAL OFFICER; that Mr. Larry Lipman had resigned as a member of the Board of Directors of the Company, effective October 2, 2007. The Company also announced the appointment of two new Members of the Board of Directors effective November 5, 2007.One of the appointed members, Bruce L. Hollander, Retired Chairman of the Board, Chief Executive Officer and President of BioLok International. Mr. Hollander has been President and Chief Executive Officer of BioLok since 1996, and Chairman of the Board of Directors since 1998. Mr. Hollander was sole owner of Lion Wines and Spirits, a Florida beverage distributor from 1991 to 1995; and President of B.L. Hollander & Associates, a business consultant to a number of companies, including Kohlberg, Kravis, Roberts & Co., from 1982 to 1984. Prior to 1982 he was an executive with Incom International, Rockwell International and General Electric. Mr. Hollander received a BSIE from the Pratt Institute, a MSEM from Union College (GE - Co-op.) and is an APICS certified fellow. Brent Gephart is presently CEO and President of Card Processing Consultants, Inc who act as consultants for Fortune 100 banks including Fiserv, merchant processing companies and Fortune 500 companies. His company is a Registered MSR/ISO for Royal Bank of Scotland. Prior to that, he served as COO and Executive Vice President Sales and Marketing for Financial Services for Innuity, Inc. where he developed strategic partnerships with stored value debit card issuers and developed the companies own private label stored value issuing program. He developed offshore banking and acquiring relationships for U.S. merchants pursuing offshore incorporations (IBC's) in the E.U. and L.A.C.R. Mr. Gephart also served as Executive Vice President U.S. Corporate Strategy and Alternative Distribution for Moneris Solutions, Inc and was previously Director of Marketing and Director of Corporate Strategy for Chase Merchant Services, the acquiring division of J.P. Morgan Chase. Additionally, Mr. Gephart attended Visa Bankcard Management School at Harvard University.

      o  On October 5, 2007, the Company filed a Form 8-K reporting under ITEM
         8.01 - OTHER EVENTS: that on October 4, 2007 the Company had consummated the private purchase from a single individual, of 1,360,834 of the outstanding common shares of the Company. The shares were unregistered and were purchased at a price of .01 per share. Said shares were cancelled.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto dully authorized.


                                       MEDIANET GROUP TECHNOLOGIES, INC.


Date: November 14, 2007                By: /s/ Martin Berns
                                           ----------------
                                           Martin Berns
                                           President and Chief Executive Officer


Date: November 14, 2007                By: /s/ Alfred Fernandez
                                           --------------------
                                           Alfred Fernandez
                                           Acting Chief Financial Officer