Form 10KSB
period 2007-12-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2008-04-11
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                   For the fiscal year ended DECEMBER 31, 2007
                                             -----------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the transition period from ______ to _____.


                         Commission File Number 0-32307
                                                -------


                        MEDIANET GRUP TECHNOLOGIES, INC.
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         State issuer's revenues for its most recent fiscal year. $1,178,185

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates as of April 11, 2008 was approximately $2,695,869.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         AS OF APRIL 8, 2008, THE COMPANY HAD 17,610,902 COMMON SHARES ISSUED AND OUTSTANDING.

   Transitional Small Business Disclosure Format (Check one): Yes ___; No _X_

                                TABLE OF CONTENTS

PART I

   ITEM 1.  DESCRIPTION OF BUSINESS ........................................   1

   ITEM 2.  DESCRIPTION OF PROPERTY ........................................   8

   ITEM 3.  LEGAL PROCEEDINGS ..............................................   8

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............   8

PART II

   ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .......   9

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......  11

   ITEM 7.  FINANCIAL STATEMENTS ...........................................  16

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE .......................................  16

   ITEM 8A. CONTROLS AND PROCEDURES ........................................  16

   ITEM 8B. OTHER INFORMATION ..............................................  17

PART III

   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..............  17

   ITEM 10. EXECUTIVE COMPENSATION .........................................  20

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS .....................  22

   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................  23

   ITEM 13. EXHIBITS .......................................................  23

   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES .........................  23

SIGNATURES .................................................................  24

PART I

DISCLAIMER REGARDING FORWARD LOOKING STATEMENTS

ITEM 1.  DESCRIPTION OF BUSINESS.

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

CURRENT AND FUTURE OPERATIONS

         The operations of MediaNet Group Technologies, Inc. have been carried on through wholly owned subsidiaries. As used herein, the "Company" refers to MediaNet Group Technologies, Inc and its wholly owned subsidiaries. The Company's operations included the design development and marketing of (1) branded loyalty programs, (2) branded websites and (3) audio and video products.

Previously the Company operations were split among three subsidiaries:

   1.    BSP Rewards
   2.    Brand-A-Port
   3.    Memory Lane Syndication

         The Company has decided to concentrate its efforts in the main subsidiary, BSP Rewards. The Company has consolidated its Brand-A-Port operation into it BSP Rewards. Its Memory Lane Division is currently inactive. MemoryLane has had limited revenue during 2007.

BSP Rewards                This division, BSP Rewards, provides private branded
                           loyalty and reward web malls and programs to both for profit and not for profit companies and organizations and for on-line and in-store merchants. The program is designed as a shopping service through which members receive rebates (rewards) on purchases of products and services from participating merchants.
                           These rewards earned may be accumulated by the client and may be used at any time to make additional purchases from any participating merchant in the program. The BSP program is proprietary to the Company.

Brand-A-Port               The Brand-A-Port division built and hosted the BSP
                           sites and has now been consolidated into BSP Rewards.

Memory Lane Syndication    Through this division, in 2005 we have acquired
                           ownership of 130 color episodes of the 1970's Howdy
                           Doody television show. Subsequently, in 2005, we produced a combination CD/DVD known as Songs From
                           The Neighborhood / The Music of Mister Rogers. This division is currently inactive.

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

         The BSP Rewards program is primarily a web based retail mall concept, but has commenced initial expansion to also operate in physical locations. Retail sellers of goods and services who join in the program as participating merchants agree to pay rebates to us for our members who purchase goods and services through the program. We collect all rebates paid by participating merchants and retain a portion as our fee for operating the program. Another portion of the rebate (generally one-half), is designated as a "reward" earned by the member who made the purchase. In certain circumstances, we also pay a portion of the rebate as residual passive income to the organization or company which enrolled the member in the program.

         We have established a separate bank account in which we place a portion of the amounts designated as accumulated member rewards. Members, merchants and member providers may view reports on-line indicating the total amount of purchases made and of rewards accumulated. At the present time when a member elects to redeem all or any portion of the rewards which he or she has accumulated, the member must purchase certificates or gift cards on-line that are redeemable at participating merchants or load their reward points onto our stored value MasterCard, Discover Card or participating affiliated cards that can be utilized at certain online and in-store merchants for redemption. This card allows the reward points to be loaded on the card and spent like cash at participating merchants and anywhere MasterCard or Discover Card are accepted.

         Member Providers are companies, organizations and groups that enroll their employees or members in the BSP Rewards program. The program is sometimes offered free to member providers who auto-enroll their member base. This program is fully operational, and member provider agreements have been signed with various companies. Member provider agreements provide that the organization will normally enroll their members for free and BSP shall pay to the member providers a straight percentage of the rewards earned by the members that each member provider enrolls in the program. A member provider only earns a percentage if the members enrolled by the member provider actually earn rewards through the program. Typical associations and companies with whom the Company has entered into member provider agreements are the AME Church, Global Cash Card, Clipper Magazine and ADP.

         We have also signed Branded BSP Rewards Merchant Agreements with web based merchants such as Lobstergram who has agreed to pay a rebate percentage of the value of each sale, and will also redeem BSP Rewards as payment for sales to our members. Additionally the Company has signed branded agreements with organizations such as Fortune Hi-Tech Marketing who utilizes the program as a recruitment tool as well as a shopping mall. At this time, these agreements produce minimal revenues.

         Additionally, BSP has signed Strategic Marketing Partnership agreements with organizations that act as introductory or sales agents for the Company. Such companies include organizations such as ADP, and The Ignition Network and Team Zanotti.

         It is our intention to market the BSP Rewards program to institutions that have a larger number of members. Major membership clubs, organizations credit and stored value card users and companies have the capability of quickly expanding the BSP membership base to their large participating groups which would greatly enhance our potential revenue stream. Although we have commenced initial sales in these markets, we would require substantial working capital prior to commencing marketing efforts directed at larger organizations as such efforts can be time consuming and costly.

MARKETING AND DISTRIBUTION STRATEGIES
-------------------------------------

         Our target markets for sales of our BSP Rewards program include small, medium and large sized companies and organizations that will be able to utilize our rewards mall platform.

         This potential market includes membership clubs, non-profit organizations, alumni associations, retailers and corporations and their marketing alliance partners and home based business sellers, credit and debit card issuers and network marketing companies.

         We market our products and services primarily through third party resellers who are paid on a commission basis. Our target market for representing and selling our services is to companies that already have an existing sales force or ability to act as a mass reseller for us. We have signed a number of marketing partner agreements which are non-exclusive and we anticipate that we will sign agreements with additional resellers in the future. The Agreements, which generally have a term of one year with automatic one-year renewals, provide for the payment by the Company of a commission on BSP rewards earned by members that are signed into the program by the reseller. The Company also pays a commission for any products and internet portals sold on behalf of the Company and a commission for hosting fees paid to the Company by buyers of malls or websites as a result of the activities of the marketing partner. In some instances, we also allow clients for whom we have built portals to act as resellers. As of the date of this report, the marketing agreements have not resulted in any significant revenues.

         We anticipate that the merchants and member provider organizations that become involved with the BSP Rewards program will devote a portion of their advertising and marketing funds to the branded program which, in turn, will help to develop customer awareness of our products and services.

         Part of our marketing strategy for the BSP Rewards mall component of our business is to continue to maintain and operate various demonstration sites designed for specific industries. We do not currently earn revenue from the operation of these sites, but we use them to demonstrate to potential clients the types of features which are available through BSP.

         Developing market acceptance for our existing and proposed projects will require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform potential sponsors of the benefits and advantages of Company products and achieve name recognition. There can be no assurance that we will be able to penetrate existing markets on a wide scale basis.
         Currently the main marketing efforts of the Company are directed towards the BSP Rewards program. It is our intention to market BSP Rewards program platform to larger companies when we have the capital available to do so. Major membership clubs, organizations and companies have the capability of ordering branded rewards mall programs in larger numbers and the capability of quickly expanding the BSP membership base to a much greater participating group, both of which would greatly enhance our potential revenue stream through the utilization of our internet mall. They also have the ability to market programs directly to their customers and members.

COMPETITION
-----------

         Our competition includes web designers, major software manufacturers, established loyalty/rewards companies and existing web portals. Although we are not currently aware of any competitors that offer a brandable Rewards program which also includes all of our features such as our redemption and cross marketing applications and customer communications, there are many companies which offer Loyalty and Rewards programs. We intend to compete on the basis of pricing and speed to market, ease of use and the number of features available in our proprietary BSP Rewards application.

WEB SITES
---------

         The following is a list of some of our proprietary websites:

         o www.medianetgroup.com        o www.pixjury.com
         o www.bsprewards.com           o www.memorylanesyndication.com
         o www.shutterport.com          o www.autoloyaltyrewards.com
         o www.bigbrandmall.com         o www.nationalvaluecardmall.com

EMPLOYEES
---------

         Presently, we have 9 full time employees plus outside independent Representatives, and consultants. The Company has an employment agreement with Martin A. Berns,Chief Executive Officer and Director. The Company also has consulting arrangements with a director who performs marketing services for the Company.

RISK FACTORS
------------

WE HAVE A LIMITED OPERATING HISTORY. WE ARE SUBJECT TO ALL THE RISKS ASSOCIATED WITH THE FORMATION OF A NEW BUSINESS, INCLUDING POSSIBLE FAILURE TO ACHIEVE OR SUSTAIN PROFITABILITY, WHICH WOULD ADVERSELY AFFECT THE VALUE OF THE COMPANY AND THE MARKET VALUE OF OUR SHARES OF COMMON STOCK.

         Up to December 31, 2002, the Company was a development stage entity. In 2003, the Company commenced operations, which have been limited to date. Therefore, there is limited operating history on which to base an evaluation of our proposed business and prospects. We are subject to all of the substantial risks inherent in the commencement of a new business enterprise. New enterprises in the early stage may encounter financial and operational difficulties and intense competition and failure to become profitable. There can be no assurance that we will achieve our business objectives, or that we will produce significant levels of revenues or achieve sustainable profitability. Our prospects must be considered in light of the risks, expenses, difficulties and delays frequently encountered in connection with a developing business, the development and commercialization of Internet websites based on innovative technology, and the high level of competition in the industry in which we operate. Additionally, we will be subject to all the risks incident to a rapidly developing business. Prospective investors should consider the frequency with which relatively newly developed and/or expanding businesses encounter unforeseen expenses, difficulties, complications and delays, as well as such other factors as competition with substantially larger companies.

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

         We require substantial additional working capital to fund our business. Our current operations are not profitable and we do not presently have adequate cash or sources of financing to meet either our short-term or long-term capital needs. We have not currently identified any sources of available working capital, other than the possible receipt of up to $274,000 from the exercise of all outstanding warrants. The price of the Warrants to exercise shares is significantly higher than the current market value of shares and therefore the Company does not expect in the near future the exercise of the Warrants. We may be unable to locate other sources of capital or may find that capital is not available on terms which are acceptable to us. If the warrants are not exercised and we are not able to raise additional capital from other sources, we will either be unable to continue operations or we will be required to limit our operations to those which can be financed with the modest capital which is currently available, and we will be required to abandon or significantly curtail our expansion plans.

OUR SUCCESS IS DEPENDENT ON RETAINING KEY PERSONNEL AND ON HIRING AND RETAINING ADDITIONAL PERSONNEL. WE MAY BE UNABLE TO HIRE AND/OR RETAIN NECESSARY KEY PERSONNEL, WHICH WOULD ADVERSELY AFFECT THE DEVELOPMENT OF OUR BUSINESS AND THE POTENTIAL MARKET VALUE OF OUR OUTSTANDING SHARES.

         Our success will be largely dependent upon the efforts of Mr. Martin Berns. Mr. Berns has an employment agreement with the Company through December 31, 2008 at an annual base salary of $52,000, plus normal fringe benefits. Additionally Mr. Berns may receive, from time to time, bonuses as determined by the Board of Directors.

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

         The on-line commerce market is rapidly evolving and intensely competitive. We expect competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new web sites at a relatively low cost. There are a multitude of "brand your own web site" companies and software products available and every site on the web will compete for attention with those which we create and maintain on behalf of our customers. In addition, all categories of the Internet and rewards industries are intensely competitive. There are many loyalty/reward programs covering virtually every industry and product. These programs range from individual retail establishments to major corporations, to branded reward programs. Although we believe we can establish a niche as a provider of high quality portals and rewards program, we will still be competing for funding and will face intense competition from many other entities with greater experience and financial resources than we have. As a result, there can be no assurance that we will be able to compete successfully to the extent necessary to significantly expand our business and achieve profitability.

THE INTERNET AND ON-LINE COMMERCE INDUSTRY ARE CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE. WE MAY BE UNABLE TO COMPETE SUCCESSFULLY OR TO REMAIN COMPETITIVE UNLESS WE ARE ABLE TO DEVELOP NEW PRODUCTS OR ADAPT EXISTING PRODUCTS TO NEW TECHNOLOGIES. IF WE ARE UNABLE TO DO SO, IT WOULD ADVERSELY AFFECT OUR ABILITY TO REACH OR MAINTAIN PROFITABILITY.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         As of December 31, 2007, the Company leased approximately 1760 sq. ft. of office space from an unaffiliated third party.

         The term of the lease, which is for two year starting in 2007 is as follows: $4,202.77 per month for the first twelve months, and $4,335.57 per month for the last twelve months.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended December 31, 2007.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is traded on the over-the-counter Bulletin Board under the symbol "MEDG". As of April 8, 2008, the last sale of common stock, as quoted on the over-the-counter Bulletin Board, was $0.19. The following table sets forth the range of quarterly, high and low sale prices for our Common Stock.

                         2007                2006
                   ---------------      ---------------
QUARTER ENDED       LOW       HIGH       LOW       HIGH
-------------      -----     -----      -----     -----
March 31           $0.19     $0.50      $0.18     $0.52
June 30             0.15      0.25       0.40      0.55
September 30        0.05      0.16       0.20      0.40
December 31         0.06      0.19       0.30      0.45

         As of December 31, 2007 a total of 17,560,902 shares were outstanding. Such securities are currently held of record by a total of approximately 185 persons. We also currently have 787,000 shares which are subject to purchase under outstanding warrant agreements with various individuals.

         No dividends have been declared or paid on the Company's securities within the past two fiscal years, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         The following table lists all of the securities that were sold by the Company during the fiscal year ended December 31, 2007. The securities were sold based on the exemption from registration provided by Section 4 (2) of the Securities Act of 1933, in that these shares were acquired for investment purposes only. A restrictive legend was placed on the certificates issued.

                                                      PURCHASE     AGGREGATE
                                                      PRICE PER    PURCHASE
NAME                          DATE         SHARES       SHARE        PRICE
----                          ----         ------     ---------    ---------
Robert F Hussey ........    1/23/2007      25,000        0.40      $ 10,000  (2)
Joseph Porrello ........    2/01/2007      40,000        0.26        10,400  (4)
Bruce L Hollander. .....    2/02/2007     285,715        0.35       100,000  (1)
Robert Akerson .........    6/01/2007     125,000        0.20        50,000  (1)
James Dyas. ............    6/28/2007      25,000        0.10         2,500  (1)
James Yagielo ..........    6/28/2007      10,000        0.10         1,000  (2)
Brent L Gephart. .......    7/10/2007     250,000        0.35        50,000  (1)
Tammi Schnider .........    9/18/2007      50,000        0.08         4,000  (3)
Robert F Hussey ........    9/18/2007      75,000        0.08         6,000  (2)
Thomas C Hill ..........    9/18/2007     100,000        0.08         8,000  (2)
James C Yagielo ........    9/18/2007      25,000        0.08         2,000  (2)
Bruce L Hollander ......    9/18/2007     100,000        0.08         8,000  (2)
Brent L Gephart ........    9/18/2007     100,000        0.08         8,000  (2)
Alfredo Fernandez ......    9/18/2007      75,000        0.08         6,000  (2)
Daniel S Mirkovich .....    9/18/2007      12,500        0.08         1,000  (2)
Melissa M Emanuelle ....    9/18/2007      12,500        0.08         1,000  (2)
Erica Kent .............   10/18/2007     500,000        0.10        50,000  (1)
Martin Ferkin ..........   10/18/2007     500,000        0.10        50,000  (1)
Melinda Udel ...........   10/29/2007     100,000        0.10        10,000  (1)
Donald Radcliff ........   10/31/2007     100,000        0.10        10,000  (1)
Pershing LLC ...........   11/09/2007   1,000,000        0.10       100,000  (1)
Ann M Snieke ...........   11/19/2007      50,000        0.10         5,000  (1)
Alan & Barbara Shefter .   11/19/2007      50,000        0.10         5,000  (1)
H Paul Hollander .......   11/19/2007     100,000        0.10        10,000  (1)
Cohenheads Entrep. .....   11/21/2007     500,000        0.10        50,000  (1)
Greenhawt Enterp. ......   11/21/2007     500,000        0.10        50,000  (1)
John L Anderson ........   12/03/2007     100,000        0.10        10,000  (1)
Linda & Donald Gross ...   12/04/2007     500,000        0.10        50,000  (1)
Martin Ferkin ..........   12/19/2007      50,000        0.10         5,000  (1)
Ben Lichtenberg/UGMA ...   12/21/2007      76,000        0.10         7,600  (1)
Radcliffe Invt. Partners   12/21/2007      75,000        0.10         7,500  (1)
Laurence Udel ..........   12/21/2007      75,000        0.10         7,500  (1)
Noble Spec Fund ........   12/21/2007     500,000        0.10        50,000  (1)
Daniel Bonner ..........   12/21/2007     120,000        0.10        12,000  (1)
Ben Lichtenberg/UGMA ...   12/21/2007     224,000        0.10        22,400  (1)
Legal Capital Mgmt Inc .   12/21/2007     300,000        0.10        30,000  (1)
Steven Adelstein .......   12/26/2007      80,000        0.10         8,000  (1)
Brent Gephart ..........   12/30/2007     500,000        0.10        50,000  (1)

At December 31, 2007, stock subscriptions totaling $88,000 remained receivable.

(1) Shares issued for payment received from Private Placement
(2) Shares issued for consulting services.
(3) In exchange for cancellation of warrants
(4) Stock options exercised

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SELECTED TWO YEAR FINANCIAL DATA

                                                       2007            2006
                                                   -----------     ------------
OPERATING DATA
  Net sales ...................................    $ 1,178,185     $    433,720
  Operating income (loss) .....................       (977,973)      (1,120,401)
  Net income (loss) ...........................       (977,071)      (1,120,217)
  Depreciation and amortization ...............          6,711           20,982
  Capital expenditures ........................              0                0

PER SHARE DATA
  Earnings:
    Basic & diluted ...........................    $     (0.08)    $      (0.11)

FINANCIAL POSITION
  Working Capital .............................    $  (111,525)    $    (68,321)
  Property, plant & equipment, net ............         13,365            3,205
  Total assets ................................        283,869          342,653
  Long term debt ..............................              0                0
  Shareholder equity(deficit)...................       (96,060)         175,283

CASH FLOW DATA
  Net cash flow from operations ...............    $  (528,027)    $   (569,244)
  Net cash flow from investing activities .....        (16,571)               0
  Net cash flows from financing activities ....        621,832          712,000

YEAR END DATA
  Shares outstanding ..........................     17,560,902       11,611,021
  Approximate number of shareholders ..........            185              116

         Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but is not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

TRANSACTION PROCESSING

         BSP Rewards receives rebates from participating merchants on all transactions processed by BSP through its on-line mall platform. The percentage rebate paid by merchants varies between 1% and 30% and BSP normally shares 50% of the rebate with the member who made the purchase.

         Since the launch of BSP Rewards in January of 2005, the company has continued to increase individual membership, the number of participating merchants in the network and the revenue and transactions generated through the platform. We increased the number of merchants in our web mall in the past year from approximately 550 to 750. Many of Merchants are among the nation's best known retailers such as Macy's, BP Oil, Hyatt Hotels, Linens-N-Things and Lowe's. We have also launched our off-line program with Timberland and Budget Rent-A-Car as the initial in-store merchants.

         We processed approximately $ 7,000,000 of merchant transactions through our on-line web mall during the fiscal year ended December 31, 2007 compared to approximately $5,000,000 for the fiscal year ended December 31, 2006. The merchant transactions processed through our on-line web mall produced approximately $1,000,000 in gross revenue for Rewards segment of the Company during the fiscal year ended December 31, 2007 as compared to approximately $300,000 for the fiscal year ended December 31, 2006. The number of active members processing transactions through the web mall increased 98% from 2006 and the number of active merchants increased approximately 36% from 2006.

SEGMENT REPORTING
-----------------

         The Company has two reportable segments: (1) entertainment properties which includes audio and video products and (2) branded services which includes the branded websites and branded loyalty rewards programs, all of the products of which are sold in the United States. These operating segments were determined based on the nature of the products and services offered. The segments share a common workforce and office headquarters, which include an allocation of all overhead components. Overhead items that are specifically identifiable to a particular segment are applied to such a segment. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief executive officer and chief financial officer have been identified as the chief decision makers. The Company's chief operation decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respected segment. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating officer.

         The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note 1: Summary of Significant Accounting Policies." The following tables reflect the operations of the Company's reportable segments:

        TWELVE MONTHS ENDED            BRANDED     ENTERTAINMENT   CORPORATE   CONSOLIDATED
         DECEMBER 31, 2007            SERVICES      PROPERTIES     AND ELIM.      TOTAL
-----------------------------------  -----------   -------------   ---------   ------------
Net Sales (2) .....................  $1,154,785    $     23,400           -    $ 1,178,185
Depreciation & Amortization (3) ...       5,056           1,655           -          6,711
Asset Impairment (4) ..............           -         101,357           -        101,357
Segment (Loss) Income before taxes     (879,786)        (97,285)          -       (977,071)
Segment assets (1) ................     277,734           6,135           -        283,869
Expenditures for segment assets (3)      16,571               -           -         16,571

        TWELVE MONTHS ENDED            BRANDED     ENTERTAINMENT   CORPORATE   CONSOLIDATED
         DECEMBER 31, 2006            SERVICES      PROPERTIES     AND OTHER      TOTAL
-----------------------------------  -----------   -------------   ---------   ------------
Net Sales (2) .....................  $  377,431    $     56,289           -    $   433,720
Depreciation & Amortization (3) ...       2,232          18,750           -         20,982
Asset Impairment (4) ..............           -         458,124           -        458,124
Segment (Loss) Income before taxes     (336,552)       (646,712)   (136,953)    (1,120,217)
Segment assets (1) ................      63,768         132,990     145,895        342,653
Expenditures for segment assets (3)           -               -           -              -

(1) Total Business assets are owned or allocated assets used by each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

(2) Branded Services two year comparative segment revenue follows;

    (a) Gift Cards generated $934,642 in revenue for the fiscal year ending December 31, 2007, as compared to $275,710 for the fiscal year ended December 31, 2006.

    (b) BSP Reward program generated $119,675 in revenue for the fiscal year ended December 31, 2007 as compared to $35,299 for the fiscal year ended December 31, 2006.

    (c) Design and Hosting generated $97,682 in revenue for the fiscal year ended December 31, 2007 as compared to $67,573 for the fiscal year ended December 31, 2006.

    (d) Other items generated $26,186 in revenue for the fiscal year ended December 31, 2007, as compared to $55,138 for the fiscal year ended December 31, 2006.

(3) Corporate property additions, depreciation and amortization expense include items attributable to the unallocated fixed assets of support divisions and common facilities.

(4) Asset impairment attributable to our strategic review of assets, comparing undiscounted cash flows against carrying values.

RESULTS OF OPERATIONS
---------------------

         Fiscal Year Ended December 31, 2007 as compared to Fiscal Year Ended December 31, 2006

         For the fiscal year ended December 31, 2007, we had revenues from operations of $1,178,185, and a loss from operations of $977,793. For the fiscal year ended December 31, 2006, we had revenues from operations of $433,720, and a loss from operations of $1,120,401.

         Branded Services net sales increased $777,354 or 206% to $1,154,785 compared to $377,431 for the fiscal year ended December 31, 2006. The increase is attributable to an increase in the sale of gift cards, which increased $658,932. In addition, BSP reward income increased $84,376 due to increased individual memberships, and an increase of merchants participating in our web mall from approximately 550 in fiscal year 2006 to approximately 750 in fiscal year 2007.

         Entertainment Properties net sales decreased $32,889 or 58.4 % to $23,400 for the fiscal year ended December 31, 2007 compared to $56,289 for the fiscal year ended December 31, 2006. This decrease is attributable to the reduction of in store advertising and the eliminating of management in these areas.

         Operating expenses for the fiscal year ended December 31, 2007, were $1,059,851, compared to $1,086,148 for the fiscal year ended December 31, 2006, a decrease of $26,297.

         Included in operating expenses for the fiscal year ended December 31, 2007 is an Impairment loss of $95,205 against our Film Library and $6,152 against our Record Master. In fiscal year ended December 31, 2006 we recorded Impairment against our Film Library of $458,124. While conducting its annual review and testing of company assets the Company determined there was a loss in carrying value of its Film Library and Record Master. The Company utilized a discounted cash flow as the basis of its test.

         Excluding the impairments noted above operating expenses were $958,494 for the fiscal year ended December 31, 2007 and $628,024 for fiscal year December 31, 2006 an increase of $330,470. Consulting fees increased $14,377; Professional fees increased $29,611; Travel expenses increased $15,692 as a result of more trade shows; Insurance expense increased $17,310; Payroll expense and related fringe benefits increased $179,353 due to the hiring of key management staff primarily in the sales and marketing area; Corporate costs increased $12,122; Marketing and advertising expense increased $6,750; Commission expense increased $29,327.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Deferred revenue results from customers who pay for services in advance, such as quarterly, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of December 31, 2007, deferred revenue amounted to $79,535 compared to $31,602 at December 31, 2006.

         As of December 31, 2007, we had cash on hand of approximately $230,580. During the fiscal year ended December 31, 2007, net cash used in operations was $528,027, and during the fiscal year ended December 31, 2006, net cash used in operations was $569,244. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

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

         The Company has signed Marketing Partner and/or Member Provider Agreements with various individuals or companies to sell for the Company on a straight commission basis. Additionally the Company has signed their initial Private Branded Merchant Agreements with web-based retailers who will give and redeem BSP Rewards and place their customers into the program as members. The Company believes it will begin to receive limited revenues from these sales during the 3rd quarter of 2008.

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

SUBSEQUENT EVENTS
-----------------

         On February 22, 2008 the Company issued 500,000 shares of restricted common stock for services rendered as follows:

Martin A Berns - CEO, Director .........................        150,000 shares
Robert F Hussey - Director .............................         50,000 shares
Brent Gephart - Director ...............................         50,000 shares
Bruce L Hollander - Director ...........................         50,000 shares
Thomas C Hill - Director ...............................         50,000 shares
Eugene H Berns - Director ..............................         50,000 shares
Alfred Fernandez - CFO .................................         50,000 shares
James C Yagielo - IT Director ..........................         50,000 shares
                                                                -------
Total shares ...........................................        500,000
                                                                =======

ITEM 7.  FINANCIAL STATEMENTS.

         See Financial Statements commencing on page F-1.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

         The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of December 31, 2007, the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports the company files or submits under the Securities Exchange Act of 1934 is (1) accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

         All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

         Our management, with the participation of our Chief Executive Officer and Chief Financial Officer,assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

         Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria. Because of the inherent limitation in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

         This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only managements report in this annual report.

Changes in Internal Control over Financial Reporting

         There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, such internal controls.

ITEM 8B. OTHER INFORMATION.

         None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The names, ages and titles of our Executive Officers and Directors as of December 31, 2007 are as follows:

NAME                  AGE   POSITION                                  COMMITTEE
--------------------  ---   ----------------------------------------  ---------

Martin A. Berns (1)    71   Chairman of the Board of Director & CEO
Eugene H. Berns (1)    71   Director                                    (4)
Thomas C. Hill         49   Director, Director of Operations            (4)
Robert Hussey (2)      59   Director                                    (4) (**)
Bruce Hollander (3)    50   Directors
Brent Gephart (3)      40   Director
Alfred Fernandez       45   Chief Financial Officer

1- Martin A. Berns and Eugene H. Berns are brothers.

2- Mr. Hussey was elected to the board on January 23, 2007.

3- Directors elected to the board on 11/05/2007

4- Audit Committee.

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

         Mr. Berns has forty years of experience as a marketing consultant, including advertising, TV commercials and show production. Mr. Berns was Vice President of marketing for Realm Productions, a publicly held video production company and acted as coordinating producer for the re-syndication and distribution of the 1970's "Howdy Doody" show. Mr. Berns' background includes developing marketing plans and the subsequent establishment, training and administration of sales organizations for national companies. Mr. Berns was the founder of Solid Gold Savings Stamps in the 1960's, a loyalty rewards program whose clients included Sinclair Oil Company.

         EUGENE H. BERNS has served as Director of the Company since January 2003. He is a co-founder of our wholly owned operating subsidiary, Brand-A-Port, Inc. Mr. Berns serves as President of Housing Marketing Team, a marketing consultation company whose services include local and national housing industry market trend analysis, individual and multiple community marketing programs. He served twenty-three (23) years as Vice President of Sales and Marketing and as a member of the board of directors for one of South Florida's largest American Stock Exchange community builders. Additionally, he held many leadership positions in the housing industry, including past President of the Gold Coast Builders Association, and currently serves on many state and national committees. He is the recipient of numerous industry awards.

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

         ROBERT F. HUSSEY was appointed a director of the Company effective January 23, 2007. Mr. Hussey is a private equity investor. Mr. Hussey currently serves as a Director of Axcess International, Inc., Digital Lightwave, Inc. Mr. Hussey also serves on the board of HC Wainright & Co., World Racing Group Inc. and on the board of advisors for Argentum Capital Partners. From 1991 through 1996, Mr. Hussey served as President, CEO and Director of Metro Vision of North America. From 1984 through 1991, Mr. Hussey was Founder, President, CEO and Director of POP Radio Corp. Prior to POP Radio, Mr. Hussey worked at Grey Advertising, Inc., E.F. Hutton and American Home Products, Inc. Mr. Hussey received a B.S. in Business Administration from Georgetown University and an MBA in International Business from George Washington University.

         BRUCE L HOLLANDER was appointed director of the Company effective November 15, 2007. He is a retired Chairman of the Board, Chief Executive Officer and President of BioLok International Mr. Hollander has been President and Chief Executive Officer of BioLok since 1996, and Chairman of the Board of Directors since 1998. Mr. Hollander was sole owner of Lion Wines and Spirits, a Florida beverage distributor from 1991 to 1995; and President of B.L. Hollander & Associates, a business consultant to a number of companies, including Kohlberg, Kravis, Roberts & Co., from 1982 to 1984. Prior to 1982 he was an executive with Incom International, Rockwell International and General Electric. Mr. Hollander received a BSIE from the Pratt Institute, a MSEM from Union College (GE - Co-op.) and is an APICS certified fellow.

         BRENT GEPHART was appointed director of the Company effective November 15, 2007. is presently CEO and President of Card Processing Consultants, Inc which act as consultants for Fortune 100 banks including Fiserv, merchant processing companies and Fortune 500 companies. His company is a Registered MSR/ISO for Royal Bank of Scotland. Prior to that, he served as COO and Executive Vice President Sales and Marketing for Financial Services for Innuity, Inc. where he developed strategic partnerships with stored value debit card issuers and developed the companies own private label stored value issuing program. He developed offshore banking and acquiring relationships for U.S. merchants pursuing offshore incorporations (IBC's) in the E.U. and L.A.C.R. Mr.

Gephart also served as Executive Vice President (U.S. Corporate Strategy and Alternative Distribution for Moneris Solutions, Inc and was previously Director of Marketing and Director of Corporate Strategy for Chase Merchant Services, the acquiring division of J.P. Morgan Chase. Additionally, Mr. Gephart attended Visa Bankcard Management School at Harvard University.

         ALFRED FERNANDEZ the Acting Chief Financial Officer and Controller of MediaNet Group Technologies, Inc., the Registrant, was appointed Chief Financial Officer and Corporate Secretary effective December 18, 2007. From 2004 to May 2007, Mr. Fernandez served as Chief Financial Officer of Money Express Financial Corp. an international money service company. From 2002 to 2004 he served as a Divisional Controller at Ivax Corporation. Prior to 2002 Mr. Fernandez held the position of Chief Financial Officer at Girosol Corp. He has served in the position of Controller and Chief Financial Officer for over 15 years. Mr. Fernandez is an active CPA and has a J.D. from Seton Hall University.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

         Based solely upon a review of Form 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Security Exchange Act during the fiscal year ended December 31,2007 and Forms 5 and amendments thereto furnish to us with respect to the fiscal year ended December 31,2007 as well as any written representation from a reporting person that no Form 5 is required, we are aware that the following Board members and officers failed to file reports on a timely basis. Alfred Fernandez, CFO and Brent Gephart, Director failed to file on a timely basis but then filed the required forms on March 11, 2008 and March 31, 2008 respectively, as disclosed on the aforementioned Forms, reports required by
Section 16(a) of the Securities Act during the fiscal year ended December 31, 2007, the following persons failed to filed reports required by Sec 16 during 2007.

         Mr. Thomas C Hill failed to file two reports covering 150,000 common shares.

CODE OF ETHICS
--------------

         The Company has adopted a Code of Business Conduct and Ethics which applies to its executive officers. A copy of the Code of Business Conduct and Ethics is incorporated by reference as Exhibit 14 to this report.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table provides summary information concerning cash and compensation awarded to, earned by, or paid to our Chief Executive Officer and CFO for the years indicated below.

                                                                           LONG TERM
                                      ANNUAL COMPENSATION              COMPENSATION AWARDS
                                ---------------------------------   ------------------------
                                                     OTHER ANNUAL   RESTRICTED   SECURITIES
NAME AND PRINCIPAL                           BONUS   COMPENSATION      STOCK     UNDERLYING
POSITION                 YEAR     SALARY      ($)        ($)        AWARDS ($)   OPTIONS (#)
---------------------    ----   ----------   -----   ------------   ----------   -----------
Martin Berns, CEO        2007   52,000 (1)     0          0                0          0
                         2006   52,000 (1)     0          0                0          0
                         2005   52,500 (1)     0          0                0          0

Alfred Fernandez, CFO    2007   37,480 (2)     0          0           75,000          0

(1) Mr. Berns has an employment contract with the Company, commencing January 1, 2005 through December 31, 2008 at an annual salary of $52,000 per year, plus normal fringe benefits. Mr. Berns received on 2/22/08 an additional 150,000 restrictive common shares as additional compensation.

(2) Mr. Fernandez commenced his employment with the Company on 7/2/2007. Mr. Fernandez received 75,000 restrictive common shares on 9/18/07.Mr Fernandez annual salary is $75,000 plus normal benefits

CONSULTING ARRANGEMENTS
-----------------------

         Mr. Hill has a consulting arrangement with the Company pursuant to which he provides professional services on a month-to-month basis. For the fiscal year ended December 31, 2007 Mr. Hill's consulting company was paid $ 37,500 for the fiscal year ended and for December 31,2006 the amount was $25,500.

STOCK OPTIONS
-------------

         The Company has a stock option plan for key personnel covering 350,000 shares of common stock. The fair-value of the Company's stock based awards granted to employees, non-employee directors and consultants for the years ended December 31, 2007 and 2006 was estimated using the Black-Scholes option-pricing model. Under this plan on 1/23/2007 an option covering 75,000 shares was issued to one director but said option was subsequently cancelled on September 18, 2007 by issuing shares for the same value as the stock option. The shares were issued at $0.08 per share.

STOCK OPTION GRANTS IN 2007 TO NAMED EXECUTIVE OFFICERS

         There were no new stock options granted to named officers in 2007 and there were no options exercised.

COMPENSATION TO THE COMPANY'S DIRECTORS

         Starting in 2007, each new director receives 100,000 restricted shares of our common stock upon joining the board. We also pay ordinary and necessary out-of-pocket expenses for directors to attend board and committee meetings.

                                                                   CHANGE IN
                   FEES                                          PENSION VALUE
                  EARNED                           NON-EQUITY         AND
                  OR PAID                          INCENTIVE      NONQUALIFIED
                    IN      STOCK      OPTION         PLAN          DEFERRED       ALL OTHER
                   CASH     AWARDS     AWARDS     COMPENSATION    COMPENSATION   COMPENSATION    TOTAL
     NAME           ($)      ($)         ($)          ($)         EARNINGS ($)        ($)         ($)
---------------   -------   ------   ----------   ------------   -------------   ------------   ------
Brent Gephart        0      $8,000        -            -               -               -        $8,000
Bruce L Hollander    0      $8,000        -            -               -               -        $8,000
Robert F Hussey      0      $8,000        -            -               -               -        $8,000

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth, as of April 11, 2008, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                          NUMBER OF SHARES
NAME AND ADDRESS                         BENEFICIALLY OWNED     PERCENT OF CLASS
----------------                         ------------------     ----------------

Martin A. Berns (1) ....................     2,645,001               13.9%
5100 W. Copans Road, Suite 710
Margate, Florida 33063

Eugene H. Berns (1) ....................       240,000                1.3%
5100 W. Copans Road, Suite 710
Margate, Florida 33063

Thomas C. Hill (1) .....................       185,833                0.9%
10258 Vestral Manor
Coral Springs, FL 33071

Robert Hussey (1) ......................       150,000                0.7%
5100 W Copans Road, Suite 710
Margate, Fl 33063

Brent Gephart  (1) .....................       800,000                4.2%
5100 W Copans Rd , Suite 710
Margate, Fl 33063

Bruce L Hollander  (1) .................       435,715                2.3%
5100 W Copans Rd. Suite 710
Margate, Fl 33063

Alfred  Fernandez  (1) .................       125,000                0.6%
5100 W Copans Road, Suite 710
Margate, Fl  33063

All officers and directors (7 persons) .     4,581,549               24.1%

(1) The person listed is an officer, a director, or both, of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There were no loans or deferred salary during the fiscal year ended December 31, 2007.

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

         31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
----------

         The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for audit of the Company's annual financial statements for the fiscal year ended December 31, 2007, were $25,000. The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for review of the Company's financial statements included in its quarterly reports on Form 10-QSB for the year ended December 31, 2007, were $7,500.

Audit-Related Fees
------------------

         None.

Tax Fees
--------

         The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for tax compliance, advice and planning were $5,000 for the fiscal year ended December 31, 2007.

All Other Fees
--------------

         MediaNet Group Technologies, Inc.'s Audit Committee approves the engagement of an accountant to render all audit and non-audit services prior to the engagement of the accountant based upon a proposal by the accountant of estimated fees and scope of the engagement. MediaNet Group Technologies, Inc.'s Audit Committee has received the written disclosure and the letter from Child, Van Wagoner & Bradshaw, PLLC required by Independence Standards Board Standard No. 1, as currently in effect,.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MEDIANET GROUP TECHNOLOGIES, INC.

         Date: April 11, 2008            By: /s/ Martin A. Berns
                                             -------------------
                                             Martin Berns, President and
                                             Chief Executive Officer

         Date: April 11, 2008            By: /s/ Alfred Fernandez
                                             -----------------
                                             Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following directors on behalf of the registrant and in the capacities and on the dates indicated.

         Date: April 11, 2008            By: /s/ Martin A. Berns
                                             -------------------
                                             Martin A. Berns

         Date: April 11, 2008            By: /s/ Eugene H. Berns
                                             -------------------
                                             Eugene H. Berns

         Date: April 11, 2008            By: /s/ Robert F. Hussey
                                             --------------------
                                             Robert F. Hussey

         Date: April 11, 2008            By: /s/ Thomas C. Hill
                                             -------------------
                                             Thomas C. Hill

         Date: April 11, 2008            By: /s/ Bruce Hollander
                                             -------------------
                                             Bruce Hollander

         Date: April 11, 2008            By: /s/ Brent Gephart
                                             -------------------
                                             Brent Gephart

CHILD,
VAN WAGONER &
BRADSHAW, PLLC
CERTIFIED PUBLIC ACCOUNTANTS

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Audit Committee
MEDIANET GROUP TECHNOLOGIES, INC.
Margate, Florida

We have audited the consolidated balance sheets of MEDIANET GROUP TECHNOLOGIES, INC. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MEDIANET GROUP TECHNOLOGIES, INC. as of December 31, 2007 and 2006, and the results of its consolidated operations and its consolidated cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 7, 2008

                          MEDIANET GROUP TECHNOLOGIES, INC.

                             CONSOLIDATED BALANCE SHEETS
                                                          December 31,   December 31,
                                                             2007           2006
                                                          -----------    -----------
                                        ASSETS
Current assets
  Cash and cash equivalents ...........................   $   230,580    $   153,346
  Accounts  receivable ................................         3,931         14,512
  Inventory ...........................................        33,893         43,681
  Prepaid expenses ....................................             -         24,152
                                                          -----------    -----------
Total current assets ..................................       268,404        235,691

Property, plant & equipment
  Computer equipment ..................................        39,329         22,758
  Accumulated depreciation ............................       (25,964)       (19,553)
                                                          -----------    -----------
Net property, plant and equipment .....................        13,365          3,205

Other assets
  Trademark -net ......................................         2,100          2,400
  Film library ........................................             -         79,664
  Record master .......................................             -         21,693
                                                          -----------    -----------
Total other assets ....................................         2,100        103,757
                                                          -----------    -----------

Total assets ..........................................   $   283,869    $   342,653
                                                          ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Accounts payable and accrued liabilities ............   $   300,394    $   135,768
  Deferred revenue ....................................        79,535         31,602
                                                          -----------    -----------
Total current liabilities .............................       379,929        167,370

Stockholders' equity (deficit)
  Common stock: par value $.001; 50,000,000 shares
  authorized; 18,921,736 issued, 17,560,902 outstanding
  and 11,611,021 shares issued and outstanding ........        18,922         11,611
  Additional paid in capital ..........................     5,147,756      4,347,731
  Stock subscriptions receivable ......................       (88,000)             -
  Treasury stock; 1,360,834 shares, cost ..............       (13,608)             -
  Accumulated deficit .................................    (5,161,130)    (4,184,059)
                                                          -----------    -----------
Total stockholders' equity (deficit) ..................       (96,060)       175,283
                                                          -----------    -----------

Total liabilities and stockholders' equity (deficit) ..   $   283,869    $   342,653
                                                          ===========    ===========

                     The accompanying notes are an integral part
                       of the consolidated financial statements

                                         F-2

                        MEDIANET GROUP TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year ended December 31,
                                                   ----------------------------
                                                       2007            2006
                                                   ------------    ------------
Revenues
  Sales revenues ...............................   $  1,178,185    $    433,720
  Cost of sales ................................      1,096,127         467,973
                                                   ------------    ------------
    Gross profit ...............................         82,058         (34,253)

Operating expenses
  Consulting fees ..............................        180,033         165,656
  Other selling and administrative expenses ....        778,491         462,368
  Impairment loss ..............................        101,357         458,124
                                                   ------------    ------------
    Total operating expenses ...................      1,059,851       1,086,148
                                                   ------------    ------------

Loss from operations ...........................       (977,793)     (1,120,401)

Other income (expense)
  Interest income ..............................   $        722             184
                                                   ------------    ------------
Total other income (expense) ...................            722             184
                                                   ------------    ------------

Net loss before income taxes ...................       (977,071)     (1,120,217)

Provision for income taxes .....................              -               -
                                                   ------------    ------------

Net loss .......................................   $   (977,071)   $ (1,120,217)
                                                   ============    ============

Basic and diluted net loss per share ...........   $      (0.08)   $      (0.11)
                                                   ============    ============

Weighted average number of shares outstanding ..     12,273,833      10,428,281
                                                   ============    ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                        MEDIANET GROUP TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Year ended December 31,
                                                      -------------------------
                                                         2007          2006
                                                      -----------   -----------
Cash flows from operating activities:
  Net loss .........................................  $  (977,071)  $(1,120,217)
  Adjustments to reconcile net loss to
   net cash used in operations:
    Depreciation and amortization ..................        6,711        20,982
    Allowance for bad debt .........................            -        (3,500)
    Stock and warrants issued for services .........       57,500        64,300
    Stock options issued for services ..............       26,396        38,154
    Impairment loss on film library & record master       101,357       458,124
    Changes in operating liabilities and assets:
      Accounts receivable ..........................       10,581        87,265
      Inventory ....................................        9,788       (10,822)
      Prepaid expense ..............................       24,152       (21,883)
      Accounts payable and accrued liabilities .....      164,626       (87,076)
      Deferred revenue .............................       47,933         8,428
                                                      -----------   -----------
    Net cash used in operations ....................     (528,027)     (569,244)

Cash flows from investing activities:
  Purchase of fixed assets .........................      (16,571)            -
                                                      -----------   -----------
    Net cash used in investing activities ..........      (16,571)            -

Cash flows from financing activities:
  Stock issued for cash ............................      625,040       725,000
  Net proceeds from due to stockholders ............            -       (13,000)
    Purchase of treasury stock .....................      (13,608)            -
  Proceeds from exercise of stock options ..........       10,400             -
                                                      -----------   -----------

    Net cash provided by financing activities ......      621,832       712,000
                                                      -----------   -----------

  Increase (decrease) in cash and cash equivalents .       77,234       142,756

  Cash and cash equivalents, beginning of period ...      153,346        10,590
                                                      -----------   -----------
  Cash and cash equivalents, end of period .........  $   230,580   $   153,346
                                                      ===========   ===========

Supplemental disclosures of cash flow information:
  Cash paid for interest ...........................  $         -   $         -
                                                      ===========   ===========
  Cash paid for income taxes .......................  $         -   $         -
                                                      ===========   ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                                  MEDIANET GROUP TECHNOLOGIES, INC.

                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                           FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
                                                             Paid in
                                                             Capital     Stock
                           Common     Common    Paid in       Stock   Subscription   Treasury   Treasury   Accumulated     Total
                           Shares     Stock     Capital      Options   Receiveble      Shares     Stock      Deficit      Equity
                         ----------  -------  -----------   --------  ------------   ---------  --------   -----------   ----------
Balance January 1 2006    9,281,021    9,281    3,465,423     57,184             -           -         -    (3,063,842)     468,046

Stock issued for cash
 1/9 @ $.25 ...........     500,000      500      124,500          -             -           -         -             -      125,000
Stock issued for
 services 3/6 @ $.31 ..      80,000       80       24,720          -             -           -         -             -       24,800
Stock issued for cash
 6/8 @ $.40 ...........     625,000      625      249,375          -             -           -         -             -      250,000
Stock issued for cash
 9/29 @ $.35 ..........     666,667      667      232,667          -             -           -         -             -      233,334
Stock issued for
 services 10/2 @ $.30 .     100,000      100       29,900          -             -           -         -             -       30,000
Stock issued for cash
 11/13 @ $.35 .........     333,333      333      116,333          -             -           -         -             -      116,666
Stock issued for
 services 11/21 @ $.38       25,000       25        9,475          -             -           -         -             -        9,500
Stock based
 compensation
 recognized for
 the year .............           -        -            -     38,154             -           -         -             -       38,154
Net loss for the year .           -        -            -          -             -           -         -    (1,120,217)  (1,120,217)
                         ----------  -------  -----------   --------  ------------   ---------  --------   -----------   ----------
Balance
 December 31, 2006 ....  11,611,021  $11,611  $ 4,252,393   $ 95,338             -           -         -   $(4,184,059)  $  175,283
                         ==========  =======  ===========   ========  ============   =========  ========   ===========   ==========

Stock issued for
 services 1/23 @ $.40 .      25,000       25        9,975          -             -           -         -             -       10,000
Stock issued for
 options  2/1 @ $.26 ..      40,000       40       10,360          -             -           -         -             -       10,400
Stock issued for cash
 3/31 @ $.35 ..........     285,715      286       99,714          -             -           -         -             -      100,000
Stock issued for cash
 6/28 @ $.20 ..........     125,000      125       24,875          -             -           -         -             -       25,000
Stock issued for
 services 6/28 @ $.10 .      25,000       25        2,475          -             -           -         -             -        2,500
Stock issued for
 services 6/28 @ $.10 .      10,000       10          990          -             -           -         -             -        1,000
Stock issued for cash
 7/10 @ $.20 ..........     250,000      250       49,750          -             -           -         -             -       50,000
Stock issued for
 services 9/18 @ $.08 .     550,000      550       43,450          -             -           -         -             -       44,000
Purchase of treasury
 stock 10/04 @ $.01 ...           -        -            -          -             -   1,360,934   (13,608)            -      (13,608)
Stock issued for cash
 12/12 @ $.10 .........   6,000,000    6,000      594,000          -      (88,000)           -         -             -      512,000
Noble selling fees
 12/26 ................           -        -      (61,960)         -             -           -         -             -      (61,960)
Stock based
 compensation
 recognized for
 the year .............           -        -            -     26,396             -           -         -             -       26,396
Net loss for the year .           -        -            -          -             -           -         -      (977,071)    (977,071)
                         ----------  -------  -----------   --------  ------------   ---------  --------   -----------   ----------
Balance
 December 31, 2007 ....  18,921,736  $18,922  $ 5,026,022   $121,734  $   (88,000)   1,360,934  $(13,608)  $(5,161,130)  $ (96,060)
                         ==========  =======  ===========   ========  ============   =========  ========   ===========   ==========

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

                                                                 F-5

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS

     The Company was incorporated on June 4, 1999 in the State of Nevada as Clamshell Enterprises, Inc. ("Clamshell") and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. On March 31, 2003 Clamshell acquired Brand-A-Port, Inc. ("BAP") in a stock for stock merger transaction and on May 22, 2003, Clamshell changed its name to MediaNet Group Technologies, Inc. ("MediaNet" or the "Company"). BAP was formerly named BSP Rewards, Inc., Shutterport, Inc., and Eshutterbug.com, Inc. BAP is a Florida corporation formed on February 4, 2000 to become an online provider of branded business to business and business to consumer web portals to a variety of businesses. The Company acts as an aggregator (to bring in a variety of interests to the portal), facilitator (to assist users in communicating with each other) and infomediary (to gather and supply information to users). The Company developed a loyalty rewards program ("BSP rewards") and has begun to sign member providers and merchants. The Company will charge merchants participating in the BSP rewards program a percentage of the value of transactions it processes.

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

     CAPITAL RESOURCES AND BUSINESS RISKS

     The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2007, current liabilities exceeded current assets by $111,525. At December 31, 2006, current assets exceeded current liabilities by $68,321.

     The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2007 and 2006, the Company had an accumulated deficit of $5,161,130 and $4,184,059. The Company also realized net losses of $977,071 and $1,120,217 for the years ended December 31, 2007 and 2006, respectively.

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

     CONTROL BY PRINCIPAL STOCKHOLDERS

     The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, a significant portion of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, may have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

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

     On January 23, 2007, the Company issued options to purchase 75,000 shares of common stock to a director. The options are exercisable at $0.20 per share, which represents 50% of the closing bid price per share of the company's common stock on January 23, 2007. These options were subsequently cancelled on September 18,2007 by issuing 75,000 shares. These shares were valued at $0.08 per share.

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

     On September 18, 2007, the Company issued as compensation to four of its employees 125,000 restricted common shares valued at $0.08 per share. Alfred Fernandez, Acting Chief Financial Officer received 75,000 shares; James C Yagielo, Director of Technical Services received 25,000 shares; Daniel S Mirkovich, on line merchants technical information support, received 12,500 shares and Melissa M. Emanuelle, Accounts Manager, received 12,500 shares.

     On September 18, 2007, the Company issued as compensation valued at $0.08 per share to two of its new Directors, Brent Gephart and Bruce Hollander, 100,000 restricted common shares each.

     On September 18, 2007, the Company issued, as consideration for the cancellation of 400,000 warrants and options. The Company issued 225,000 restrictive common shares valued at $0.08 per share.

     On October 4, 2007, the Company consummated the private purchase of 1,360,834 unregistered shares from one accredited investor, at a price of $0.01 per share. The total purchase price was $13,308.34. Said shares were cancelled and accounted for as Treasury stock.

     On December 12, 2007, the Company consummated the private sale of 6,000,000 restricted common shares to accredited investors, at a price of $0.10 per share. The total offering price was $600,000 less offering costs of $61,960.

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

     RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred. There were no research and development costs for the years ended December 31, 2007 and 2006.

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

     The Company charges a per-client, per-month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenue totaled $79,535 at December 31, 2007 and $31,602 at December 31, 2006.

     Revenues generated in exchange for advertising services are valued at the fair value of the services exchanged, based on the Company' s own historical practice of receiving cash, or other consideration that is readily convertible to known amounts of cash for similar advertising from buyers unrelated in the barter transaction. During the years ended December 31, 2007 and 2006, revenues derived from barter transactions were not significant.

     Revenues recognized in 2007 and 2006 related to licensing agreements of the Company's "film library", totaled $23,400 and $11,330. The revenue from the Howdy Doody episodes are recognized in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films. The SOP specifies that revenue is to be recognized when all of the following conditions are met:

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

     The trademark was placed in service September 2001 and cost approximately $4,000. Amortization expense was $400 and $400 for the years ended December 31, 2007 and 2006.

     AMORTIZATION AND IMPAIRMENT OF FILM LIBRARY

     The Company amortizes the License and Agreement asset to the Howdy Doody films using the individual-film-forecast-computation method, in accordance with SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the capitalized film library in 2004, when the Company began to recognize revenue from the Howdy Doody tapes. There were no amortization related to the film library years ended December 31, 2007 since the remaining value of the asset was written off as an impairment loss.

     Ultimate revenue to be included in the denominator of the individual-film-forecast-computation method fraction is subject to certain limitations as set forth in the SOP.

     During the course of the Company's strategic review of its entertainment properties, specifically its Howdy Doody film library, the Company assessed the recoverability of the carrying value of this asset which resulted in impairment losses of $101,357 for the year ended 2007 and $458,124 for the year ended 2006. This loss reflects the amount by which the carrying value of this asset exceeds the estimated fair value, determined by its estimated future discounted cash flows. The impairment loss is recorded as a component of "Operating expenses" in the Statement of Operations.

     START-UP COSTS

     The Company, in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities, expensed all start-up and reorganization costs as they incurred.

     CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs on going credit evaluations of those customers financial condition while, generally requiring no collateral. At December 31, 2007 and 2006 the Company recorded a bad debt allowance of $0 and $3,500 for such receivables.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments reported in the Company's consolidated balance sheet consist of cash, prepaid expenses, accounts payable, notes payable and accrued expenses, the carrying value of which approximate fair value at December 31, 2007.

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

     ADVERTISING COSTS

     All costs associated with advertising and promoting products are expensed in the year incurred. Advertising expense was $11,972 and $8,450 for the years ended December 31, 2007 and 2006, respectively.

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

     NEW ACCOUNTING PRONOUNCEMENTS

     In December 2007, the Financial Accounting Standards Board ("FASB") issued FASB Statements No.141 (revised 2007), "Business Combinations" ("FAS 141(R)") and No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("FAS 160"). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non controlling interests in consolidated financial statements. The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning on or after December 15, 2008. We are currently evaluating the provisions of FAS 141(R) and FAS 160.

     In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115". This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.The Company is currently assessing the impact adoption of SFAS No. 159 will have on its financial statements.

     In December 2006, the FASB issued SFAS No. 157 "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.

2.   EQUIPMENT

     Equipment at cost consists of computer equipment and software. Depreciation expense for the years ended December 31, 2007 and 2006 was $6,711 and $1,832.

3.   INCOME TAXES

     The Company has implemented SFAS No. 109, "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes. Total deferred tax assets and liabilities at December 31 are as follows:

                                               2007               2006
                                               ----               ----
     Deferred tax assets Tax NOL           $2,064,452         $1,673,624
     Valuation Allowance                   (2,064,452)        (1,673,624)

     The Company has available at December 31, 2007, unused federal and state net operating loss carry forwards totaling $5,164,130 that may be applied against future taxable income that expire in the years 2007 through 2021. The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 40% is approximately $ 2,064,452. Management believes it is more likely than not that all of the deferred tax asset will not be realized. A valuation allowance has been provided for the entire deferred tax benefit.

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

     The Company has a non-cancelable operating lease for office space with an unrelated party. The lease began March 1, 2004 and expires February 28, 2009. Minimum payments under the agreement are set forth in the following table:

                                                  Minimum lease
               Year ended December 31,          payment required:
               -----------------------          -----------------
                       2008                            50,433
                       2009                            52,027
                                                    ---------
                      Total                         $ 102,460

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

        TWELVE MONTHS ENDED               BRANDED      ENTERTAINMENT    CORPORATE    CONSOLIDATED
         DECEMBER 31, 2007                SERVICES      PROPERTIES      AND ELIM.       TOTAL
-----------------------------------      ----------    -------------    ---------    ------------
Net Sales (2) .....................      $1,154,785    $     23,400            -     $ 1,178,185
Depreciation & Amortization (3) ...           5,056           1,655            -           6,711
Asset Impairment (4) ..............               -         101,357            -         101,357
Segment (Loss) Income before taxes         (879,786)        (97,285)           -        (977,071)
Segment assets (1) ................         277,734           6,135            -         283,869
Expenditures for segment assets (3)          16,571               -            -          16,571

        TWELVE MONTHS ENDED               BRANDED      ENTERTAINMENT    CORPORATE    CONSOLIDATED
         DECEMBER 31, 2006                SERVICES      PROPERTIES      AND ELIM.       TOTAL
-----------------------------------      ----------    -------------    ---------    ------------
Net Sales (2) .....................      $  377,431    $     56,289            -     $   433,720
Depreciation & Amortization (3) ...           2,232          18,750            -          20,982
Asset Impairment (4) ..............               -         458,124            -         458,124
Segment (Loss) Income before taxes         (336,552)       (646,712)    (136,953)     (1,120,217)
Segment assets (1) ................          63,768         132,990      145,895         342,653
Expenditures for segment assets (3)               -               -            -               -

(1) Total Business assets are owned or allocated assets used by each business. Corporate assets consist of cash and cash equivalents, marketable securities and certain other assets.

(2)  Branded Services two year comparative segment revenue follows;

     (a) Gift Cards generated $934,642 in revenue for the fiscal year ending December 31, 2007, as compared to $275,710 for the fiscal year ended December 31, 2006.

     (b) BSP Reward program generated $119,675 in revenue for the fiscal year ended December 31, 2007, as compared to $35,299 for the fiscal year ended December 31, 2006.

     (c) Design and Hosting generated $97,682 in revenue for the fiscal year ended December 31, 2007, as compared to $67,573 for the fiscal year ended December 31, 2006.

     (d) Other items generated $26,186 in revenue for the fiscal year ended December 31, 2007, as compared to $55,138 for the fiscal year ended December 31, 2006.

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

     On January 23, 2007, the Company issued options to purchase 75,000 shares of common stock to a director. The options are exercisable at $0.20 per share, which represents 50% of the closing bid price per share of the Company's common stock price on January 23, 2007. These options were later cancelled in exchange for restrictive common shares valued at $0.08 per share.

     The issuances of stock options are accounted for using the fair value method in accordance with SFAS No. 123, "Accounting for Share Based Compensation". Accordingly, compensation expense is recognized over the vesting period. Compensation expense recorded due to stock option vesting was $21,063 and $38,154 for the years ended December 31, 2007 and 2006.

     Stock option and warrant transactions are summarized as follows:

                                            Stock Options          Warrants
                                            2007      2006      2007      2006
                                          -------   -------   -------   -------
     Outstanding - beginning of year ..   265,000   165,000   495,000   495,000
     Granted ..........................    75,000   100,000   542,000         -
     Exercised ........................    40,000         -         -         -
     Cancelled ........................    75,000         -   250,000         -
                                          -------   -------   -------   -------
     Outstanding - end of year ........   225,000   265,000   787,000   495,000
                                          =======   =======   =======   =======

     The following table provides certain information with respect to the above referenced stock options outstanding at December 31, 2007:

                                                    Weighted        Weighted
                                      Number         Average         Average
                    Exercise Price  Outstanding  Exercise Price    Life Years
                    --------------  -----------  --------------  --------------
     Stock options  $0.18 - $0.45     225,000         $0.26           2.9
     Warrants       $0.10 - $1.00     787,000         $0.35           3.7

     The following table provides certain information with respect to stock options exercisable at December 31, 2007:

                                                    Weighted
                                       Number        Average
                    Exercise Price  Outstanding  Exercise Price
                    --------------  -----------  --------------
     Stock options  $0.18 - $0.45     231,666         $0.27
     Warrants       $0.55 - $1.00     787,000         $0.35

     The weighted average fair value at date of grant for options granted during 2007 was $0.20, and was estimated using the Black-Scholes option valuation model with the following assumptions:

          Expected life in years       5
          Interest rate              3.64%
          Volatility                145.63%
          Dividend yield               0%

8.   SUBSEQUENT EVENTS

     On February 22, 2008 the Company issued 500,000 shares of restricted common stock for services rendered as follows:

     Martin A Berns -     CEO                    150,000 shares
     Robert F Hussey -    Director                50,000 shares
     Brent Gephart   -    Director                50,000 shares
     Bruce L Hollander -  Director                50,000 shares
     Thomas C Hill -      Director                50,000 shares
     Eugene H Berns -     Director                50,000 shares
     Alfred Fernandez -   CFO                     50,000 shares
     James C Yagielo -    IT Director             50,000 shares
                                                 -------
     Total shares                                500,000
                                                 =======