Form 10-Q
period 2008-03-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2008-05-06
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

                         Commission File Number: 0-32307
                                                 -------

                        MEDIANET GROUP TECHNOLOGIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                        NEVADA                      13-4067623
                        ------                      ----------
            (State or other jurisdiction           (IRS Employer
          of incorporation or organization)     Identification No.)

                5100 W. COPANS ROAD, SUITE 710, MARGATE, FL 33063
                -------------------------------------------------
               (Address of principal Executive offices) (Zip Code)

                                  954-974-5818
                                  ------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changes since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a small reporting company as defined by Rule 12b-2 of the Exchange Act:

         Large accelerated filer[ ]          Non-accelerated filer [ ]
         Accelerated filer [ ]               Smaller reporting company [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

At May 2, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value the only class of voting stock), was 19,496,736

                        MEDIANET GROUP TECHNOLOGIES, INC.
                                    FORM 10-Q
                          Quarter Ended March 31, 2008

                                Table of Contents

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

   Item 1 - Financial Statements ...........................................   3

      Condensed Consolidated Balance Sheets
      March 31, 2008 (unaudited) and December 31, 2007 .....................   3

      Condensed Consolidated Statements of Operations (Unaudited)
      For the Three Months ended March 31, 2008 and 2007 ...................   4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      For the Three Months Ended March 31, 2008 ............................   5

      Notes to the Condensed Consolidated Financial Statements (Unaudited) .   6

   Item 2 - Management's Discussion and Analysis of Plan of Operation
            Financial Condition and Results of Operations ..................  12

   Item 3 - Quantitative and Qualitative Disclosures about Market risk .....  14

   Item 4 - Controls and Procedures ........................................  15

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings ..............................................  16

   Item 1A - Risk Factors ..................................................  16

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ....  19

   Item 3 - Default upon Senior Securities .................................  19

   Item 4 - Submission of Matters to a Vote of Security Holders ............  19

   Item 5 - Other Information ..............................................  19

   Item 6 - Exhibits and Reports on Form 8-K ...............................  19

Signatures .................................................................  20

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      March 31,    December 31,
                       ASSETS                           2008           2007
                                                    ------------   ------------
Current assets
   Cash and cash equivalents .....................  $    122,780   $    230,580
   Accounts receivable ...........................        31,690          3,931
   Inventory .....................................        54,152         33,893
                                                    ------------   ------------
Total current assets .............................       208,622        268,404
                                                    ------------   ------------
Property, plant & equipment
   Computer equipment ............................        40,388         39,329
   Accumulated depreciation ......................       (27,520)       (25,964)
                                                    ------------   ------------
Net property, plant and equipment ................        12,868         13,365
                                                    ------------   ------------

Other assets
   Trademark .....................................         2,100          2,100
                                                    ------------   ------------
Total other assets ...............................         2,100          2,100
                                                    ------------   ------------

Total assets .....................................  $    223,590   $    283,869
                                                    ============   ============

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Accounts payable and accrued liabilities ......  $    315,663   $    300,394
   Deferrred revenue .............................        81,144         79,535
                                                    ------------   ------------
Total current liabilities ........................       396,807        379,929
                                                    ------------   ------------
Stockholders' deficiency
   Common stock: par value $.001; 50,000,000
   shares authorized; 19,496,736 shares issued
   and outstanding as of March 31,2008 ...........        19,497         18,922
   Treasury stock; 1,360,830 shares at cost ......       (13,608)       (13,608)
   Additional paid in capital ....................     5,161,056      5,147,756
   Subscription receivable .......................             -        (88,000)
   Accumulated deficit ...........................    (5,340,162)    (5,161,130)
                                                    ------------   ------------
Total stockholders' deficiency ...................      (173,217)       (96,060)
                                                    ------------   ------------

Total liabilities and stockholders' deficiency ...  $    223,590   $    283,869
                                                    ============   ============

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three months
                                                          ended March 31,
                                                    ---------------------------
                                                        2008           2007
                                                    ------------   ------------
Revenues
   Sales revenues ................................  $    493,963   $    172,530
   Cost of sales .................................       401,037        198,756
                                                    ------------   ------------
      Gross profit ...............................        92,926        (26,226)

Operating expenses
   Consulting fees ...............................        53,524         33,253
   Other selling and administrative expenses .....       218,472        144,776
                                                    ------------   ------------
Total operating expenses .........................       271,996        178,029

Loss from operations .............................      (179,070)      (204,255)

Interest Income ..................................            39            382
                                                    ------------   ------------

Net loss .........................................  $   (179,031)  $   (203,873)
                                                    ============   ============

Basic and diluted net loss per share .............  $      (0.01)  $      (0.02)
                                                    ============   ============

Weighted average number of shares outstanding ....    19,195,637     11,836,363
                                                    ============   ============

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For the Three months
                                                          ended March 31,
                                                    ---------------------------
                                                        2008           2007
                                                    ------------   ------------
Cash flows from operating activities:
   Net loss ......................................  $   (179,031)  $   (203,873)
   Adjustments to reconcile net loss to
    net cash used in operations:
      Depreciation and amortization ..............         1,555            888
      Stock and warrants issued for services .....        43,874         10,000
      Stock options issued for services ..........             -          7,770
      Changes in operating liabilities and assets:
         Accounts receivable .....................       (27,759)         4,822
         Inventory ...............................       (20,259)          (929)
         Prepaid expenses ........................             -         (6,420)
         Accounts payable and accrued liabilities         15,269         12,711
         Deferred revenue ........................         1,610         23,398
                                                    ------------   ------------
Net cash used in operations ......................      (164,741)      (151,633)

Cash flows from investing activities:
   Purchase of fixed assets ......................        (1,059)             -
                                                    ------------   ------------
      Net cash used in investing activities ......        (1,059)             -

Cash flows from financing activities:
   Stock issued for cash .........................             -        110,400
      Net cash provided by financing activities ..             -        110,400
      Subscription receivable ....................        58,000              -
                                                    ------------   ------------
   Increase (decrease) in cash and cash
    equivalents ..................................      (107,800)       (41,233)

   Cash and cash equivalents, beginning of period        230,580        153,346
                                                    ------------   ------------
   Cash and cash equivalents, end of period ......  $    122,780   $    112,113
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and item 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. The consolidated operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2007.

NATURE OF BUSINESS

MediaNet Group Technologies, Inc., ("we," "us," "our," the "Company"), was incorporated on June 4, 1999 in the State of Nevada.

The Company developed a loyalty rewards web mall program ("BSP Rewards") and began to sign member providers and merchants during its initial launch year 2005. The Company private brands the loyalty and reward program for companies, for profit and non- profit organizations, internet retailers and debit/credit card issuers for which it charges a fee. The Company receives a percentage of each merchant retail transaction it processes through the mall directly from that merchant or its affiliated provider.

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a business enterprise. At March 31, 2008, current liabilities exceeded current assets by $188,185 and at December 31, 2007 current liabilities exceeded current assets by $111.525

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2008, the Company had an accumulated deficit of $5,340,162. At December 31, 2007, the Company had an accumulated deficit of $5,161,130.The Company also realized net losses of $179,031 and $203,873 for the three months ended March 31, 2008 and 2007, respectively.

Operations to date have been primarily financed by stockholder advances and private equity investments. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity investment and/or financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers and their affiliates or related parties, if they voted their shares uniformly, may have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

STOCK TRANSACTIONS AND OUTSTANDING WARRANTS AND OPTIONS

On January 1, 2006, the Company adopted FAS-123R. In March 2005, the SEC staff expressed their views with respect to FAS-123R in Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SAB 107 provides guidance on valuing options. The impact of FAS-123R for the three months ended March 31, 2008 was to record a non-cash compensation expense of $43,874 The adoption of FAS-123R had no effect on cash flow from operations or cash flow from financing activities for the three months ended March 31, 2008. FAS-123R requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified as financing cash flows. Prior to the adoption of FAS-123R, excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowance on our net operating loss carry forwards.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of March 31, 2008, the Company had outstanding warrants to purchase up to 787,000 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                                       Warrants
                                                       --------
                  Balance, January 1, 2008 .......     787,000
                  Issued .........................           -
                  Cancelled ......................           -
                                                       -------
                  Balance March 31,2008 ..........     787,000
                                                       =======

The following table provides certain information with respect to the above referenced warrants outstanding at March 31, 2008:

                                Weighted                     Weighted
                                 Average                   Average Life
       Exercise Price         Exercise Price                   Years
       --------------         --------------               ------------
        $0.10-$1.00               $0.90                         3.4


                                                       Options
                                                       -------
                  Balance, January 1, 2008 .......     225,000
                  Issued .........................           -
                  Exercised/Cancelled ............           -
                                                       -------
                  Balance March 31,2008 ..........     225,000
                                                       =======

The following table provides certain information with respect to the above referenced options outstanding at March 31, 2008:

                                Weighted                     Weighted
                                 Average                   Average Life
       Exercise Price         Exercise Price                   Years
       --------------         --------------               ------------
        $0.18-$0.45               $0.30                         2.6

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 11, 2008, the Company issued as compensation 75,000 restrictive common shares for past consulting services. A restrictive legend was placed on all the certificates issued

On February 22, 2008 the Company issued 500,000 shares of restricted common stock for services rendered as follows:

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
                                                                  =======

A restrictive legend was placed on all the certificates issued

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

SIGNIFICANT ESTIMATES

Several areas require management's estimates relating to uncertainties for which it is reasonably possible that there will be a material change in the near term. The more significant areas requiring the use of management estimates related to accrued liabilities and the useful lives for amortization and depreciation.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, accounts payable, and accrued expenses, the carrying values of which approximate fair value at March 31,2008.

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

As of March 31, 2008, the Company has allowable federal net operating loss carry forwards to offset future taxable income. The federal net operating loss carry forwards of approximately $5,340,162 will expire during the years 2021 through 2026 and the utilization of this net operating loss maybe limited in accordance with IRS Code Section 382.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. CONSULTING AND SALES AGREEMENTS

During the period of January 1, 2008 through March 31, 2008, the Company has signed Marketing Partner and /or Member Provider Agreements ("Agreements") with various individuals or companies. These agreements allow companies to become Marketing Partners and/or Member Providers of the BSP Rewards program. Marketing Partners sell the BSP program on behalf of the Company on a straight commission basis. Member Providers enroll Members into the BSP Rewards platforms.

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

The Company sometimes charges a per-client, per month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenue totaled $81,144 at March 31, 2008.

8. TRANSACTION PROCESSING

BSP Rewards receives rebates from participating merchants on all transactions processed by BSP through its on-line mall platform. The percentage rebate paid by merchants varies between 1% and 30% and BSP normally shares 50% of the rebate with the member who made the purchase.

We processed $1,766,000 of merchant transactions through our on-line web mall during the three months ended March 31, 2008 compared to $1,690,000 for the three months ended March 31, 2007. The merchant transactions processed through our on-line web mall produced $493,963 in gross revenue for the Company during the three months ended March 31, 2008 as compared to $172,530 for the three months ended March 31, 2007.

9. MAJOR CUSTOMERS

During the three months ending March 31, 2008, there were no major customers.

10. SUBSEQUENT EVENTS

NONE

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 as compared to Three Months Ended March 31,
2007

For the three months ended March 31, 2008, we had revenues from operations of 493,963, and a net loss of $179,031. For the three months ended March 31, 2007, we had revenues from operations of $172,530 and a net loss of $203,873.

Operating expenses for the three months ended March 31, 2008, were $271,996, compared to $178,029 for the three months ended March 31, 2007, an increase of $93,967. Consulting fees increased $20,271; Payroll expense and related fringe benefits increased $28,020 due to the hiring of additional staff; Commission expense increased $2,270; Telephone expense increased $2,088.

LIQUIDITY AND CAPITAL RESOURCES

Deferred revenue results from customers who pay for services in advance, such as quarterly, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of March 31, 2008, deferred revenue amounted to $81,144 at December 31,2007 deferred revenue amounted to $79,535

As of March 31, 2008 and at December 31, 2007, we had cash on hand of approximately $123,000 and $231,000 respectively. During the three months ended March 31, 2008, net cash used in operations was $164,741, and during the three months ended March 31, 2007, net cash used in operations was $151,633. However, our operations are not yet profitable, and we continue to require additional funding in order to continue business operations.

To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through equity private placements.

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

PLAN OF OPERATIONS

Our plan of operations is to primarily develop our BSP Rewards business. The timing and the extent to which we are able to implement our expansion plan will be primarily dependent upon our ability to obtain outside working capital. Although management believes we have established a base through which we can continue to grow.

The primary operations of the company are focused on the BSP Branded Loyalty Rewards segment of the business. The efforts are concentrated on (1) Building the On-Line merchants network. (2) Increasing the number participating Gift Card merchants. (3) Building private branded mall for various clients (4) Layering the BSP platform onto credit, debit and prepaid cards. (5) Increasing the member base through agreements with member Provider Organizations. (6) Increasing transactions and fees.

The Company has signed Marketing Partner and/or Member Provider Agreements with various individuals and companies to sell private branded BSP rewards malls on a straight commission basis. The Company has signed various Agreements with web-based retailers and organizations who will give and redeem BSP Rewards and in many instances place their customers into the program as participating members. Additionally, the Company has signed agreements with various associations, debit card issuers and non-profits that enroll their members into the program.

The Company has agreements with various merchants and affiliate managers as retailers. They encompass approximately 750 merchants from whom members earn rebate rewards when shopping through any of the BSP branded Web Malls.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

         NONE APPLICABLE

ITEM 4.  CONTROLS AND PROCEDURES

   a) Evaluation of Disclosure Controls and Procedures: As of March 31, 2008, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 1A. RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase you should carefully consider the risks described below, in addition to the other information contained in this quarterly report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

                     RISKS RELATED TO THE COMPANY'S BUSINESS

THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company's auditors included an explanatory statement in paragraph 4 of their report on our financial statements for the years ended December 31,2007and 2006, stating that there are certain factors which raise substantial doubt about the Company's ability to continue as a going concern.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE. FUTURE

The Company had an accumulated deficit of $5,340,162 as of March 31, 2008. We will continue to incur operating losses as we maintain our search for profits in our businesses and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease. in share value.

WE ARE DEPENDENT UPONA KEY PERSON, WHO WOULD BE DIFFICULT TO REPLACE.

Our continued operation will be largely dependent upon the efforts of Martin A Berns, our CEO and one of our directors. We do not maintain key-person insurance on Mr. Berns. Our future success also will depend, in large part upon the Company's future ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense, The loss of the services of Mr. Berns, the inability to identify; attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to maintain our operations and meet key objectives.

IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EFFECTIUELY CONTINUE OPERATIONS

As of March 31, 2008, the Company had negative working capital of $173,217. At December 31, 2007 the Company had a negative working capital of $96,060. We have revenue generation activities in place. As such, we will have to obtain additional working capital from debt or equity placements to effectively increase our operations. However, we have no commitment for the provision of working capital. Should we be unable to secure additional capital, such conditional would cause us to reduce expenditures which could have a material adverse effect on our business.

Risks Related to the Company's Stock

THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELYAFFECT OUR SHAREHOLDERS

The Company will need to raise additional capital. However, we have no commitment from any source of financing to provide us with this necessary additional capital. Should we secure a commitment to provide us with capital such commitment may obligate us to issue additional shares of the Company's common stock or warrants or other rights to acquire common stock which will result in dilution to existing. shareholders. Nonetheless, if we are unable to obtain additional capital, then we will need to restrict or reduce our operations, which action would adversely affect our shareholders.

WE INCUR SIGNIFICANT EXPENSES AS A RESULT OF BEING REGISTERED WITH THE COMMISSION, WHICH EXPENSES NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE.

We incur significant legal, accounting and other expenses as a result of being registered pursuant to the Exchange Act of 1934, as annexed, that requires continuous disclosure with the Commission. We expect that compliance with these laws, rules and regulations, may substantially. increase our expenses, and make some activities more time-consuming and costly. As a result, there may be substantial increases in legal, accounting and certain other expenses in the future, which will negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

THE COMPANY'S STOCK PRICE IS VOLATILE

The market price is subject to significant volatility and trading volumes could be low. Factors affecting the Company's market price include:

   o  the Company's perceived prospects;

   o negative variances in our operating results, and achievement of key business targets;

   o limited trading volume in shares of the Company's common stock in the public markets;

   o  sales or purchases of large blocks of our stock;

   o  changes in, or the Company's failure to meet, earnings estimates;

   o  changes in analysts' buy/sell recommendations;

   o differences between our reported results and those expected by investors and securities analysts;

   o  announcements of legal claims against us;

   o market reaction to any acquisition, joint ventures or strategic investments announced by us or our competitors;

   o  developments in the financial markets;

   o  general economic, political or stock market conditions.

In addition, our stock price may fluctuate in ways unrelated or disproportionate to our operating performance. The general economic, political and stock market conditions that may affect the market price of the Company's common stock are beyond our control. The market price of the Company's common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.

THE COMPANY'S STOCK IS A PENNY STOCK AND, THEREFORE, THE COMPANY'S SHAREHOLDERS MAY FACE SIGNIFICANT RESTRICTION IN THEIR STOCK.

The Company's stock differs from many stocks in that it is a "penny stock". The Commission defines a penny stock in Rule 3a51-1 of the Exchange Act as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that (a) have net tangible assets greater than $2 million if they have been in operation at least three years,(b) have tangible assets greater than $5 million if in operation less than three years, or (c) average revenue of at least $6 million for the last three years. Pinksheets and OTCBB securities are considered penny stocks unless they qualify for one of the exclusions.

Shareholders should be aware that, according to the Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

   o control of the market for the security by one or a few broker-dealers that are related to the promoter or issuer;

   o manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

   o "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperience sales persons;

   o excessive and undisclosed bid-ask differentials and markups by seller broker-dealers; and

   o the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investors losses.

OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE IN THE FUTURE, WHICH MAY RESULT IN A LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS AND IN TURN HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to prepare a report by management on our internal controls over financial reporting. Such reports must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn cause our stock to decline.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

Exhibits required to be attested by Item 601 of the Regulation S-K are listed in the Index to Exhibits below this Form 10-Q, and are incorporated herein by this reference.

(a) Exhibits

    31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

    On January 16, 2008 the Company filed a Form 8-K dated January 16, 2008 reporting under Item 3.02 Unregistered Sales of Equity Securities.

    (a) MediaNet Group Technologies, Inc. completed a placement of 6 million shares of common stock to a group of new and existing institutional and accredited investors for approximately $600,000 in gross proceeds on December 26, 2007.

    (b) The total offering price was ten (10) cents per share. A commission and expenses of $ 62,000 was paid to Noble International Investments, Inc. who acted as selling agent for the Company. Additionally, Nobel International Investments, Inc. received a warrant for 542,000 common shares at $0.10 per share for a period of five years, expiring in December 26, 2012.

    (c) The Company relied upon the exemption provided by Section (4) (2) of the Securities Act of 1933. The shares were acquired by 19 investors, each of whom acquired such shares for investment. A restrictive legend was placed on the certificates issued.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto dully authorized.

                                       MEDIANET GROUP TECHNOLOGIES, INC.


Date: May 6, 2008                      By: /s/ Martin Berns
                                           ----------------
                                           Martin Berns
                                           President and Chief Executive Officer


Date: May 6, 2008                      By: /s/ Alfred Fernandez
                                           --------------------
                                           Alfred Fernandez
                                           Chief Financial Officer