Form 10-Q/A
period 2008-03-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2008-06-02
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, a non-accelerated file, or a small reporting company as defined by Rule 12b-2 of the Exchange Act:

         Large accelerated filer[ ]          Non-accelerated filer [ ]
         Accelerated filer [ ]               Smaller reporting company [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

At May 2, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value the only class of voting stock), was 19,496,736

                        MEDIANET GROUP TECHNOLOGIES, INC.
                                   FORM 10-Q/A
                          Quarter Ended March 31, 2008

                                Table of Contents

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

   Item 1 - Financial Statements ...........................................   3

      Condensed Consolidated Balance Sheets
      March 31, 2008 (unaudited) and December 31, 2007 .....................   3

      Condensed Consolidated Statements of Operations (Unaudited)
      For the Three Months ended March 31, 2008 and 2007 ...................   4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      For the Three Months Ended March 31, 2008 and March, 2007.............   5

      Notes to the Condensed Consolidated Financial Statements (Unaudited) .   6

   Item 2 - Management's Discussion and Analysis of Plan of Operation
            Financial Condition and Results of Operations ..................  16

   Item 3 - Quantitative and Qualitative Disclosures about Market risk .....  18

   Item 4 - Controls and Procedures ........................................  19

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings ..............................................  20

   Item 1A - Risk Factors ..................................................  20

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ....  23

   Item 3 - Default upon Senior Securities .................................  23

   Item 4 - Submission of Matters to a Vote of Security Holders ............  23

   Item 5 - Other Information ..............................................  23

   Item 6 - Exhibits and Reports on Form 8-K ...............................  23

Signatures .................................................................  24

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      March 31,    December 31,
                       ASSETS                           2008           2007
                                                      Restated
                                                    ------------   ------------
Current assets
   Cash and cash equivalents .....................  $    122,780   $    230,580
   Accounts receivable ...........................        31,690          3,931
   Inventory .....................................        54,152         33,893
                                                    ------------   ------------
Total current assets .............................       208,622        268,404
                                                    ------------   ------------
Property, plant & equipment
   Computer equipment ............................        40,388         39,329
   Accumulated depreciation ......................       (27,520)       (25,964)
                                                    ------------   ------------
Net property, plant and equipment ................        12,868         13,365
                                                    ------------   ------------

Other assets
   Trademark .....................................         2,025          2,100
                                                    ------------   ------------
Total other assets ...............................         2,025          2,100
                                                    ------------   ------------

Total assets .....................................  $    223,515   $    283,869
                                                    ============   ============

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Accounts payable and accrued liabilities ......  $    315,663   $    300,394
   Deferred revenue ..............................        81,144         79,535
                                                    ------------   ------------
Total current liabilities ........................       396,807        379,929
                                                    ------------   ------------
Stockholders' deficiency
   Common stock: par value $.001; 50,000,000
   shares authorized; 19,496,736 shares issued
   and outstanding as of March 31,2008 ...........        19,497         18,922
   Treasury stock; 1,360,830 shares at cost ......       (13,608)       (13,608)
   Additional paid in capital ....................     5,207,931      5,147,756
   Subscription receivable .......................             -        (88,000)
   Accumulated deficit ...........................    (5,387,112)    (5,161,130)
                                                    ------------   ------------
Total stockholders' deficiency ...................      (173,292)       (96,060)
                                                    ------------   ------------

Total liabilities and stockholders' deficiency ...  $    223,515   $    283,869
                                                    ============   ============

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three months
                                                          ended March 31,
                                                    ---------------------------
                                                        2008           2007
                                                      Restated
                                                    ------------   ------------
Revenues
   Sales revenues ................................  $    493,963   $    172,530
   Cost of sales .................................       401,112        198,756
                                                    ------------   ------------
      Gross profit ...............................        92,851        (26,226)

Operating expenses
   Consulting fees ...............................       100,400         33,253
   Other selling and administrative expenses .....       218,472        144,776
                                                    ------------   ------------
Total operating expenses .........................       318,872        178,029

Loss from operations .............................      (226,021)      (204,255)

Interest Income ..................................            39            382
                                                    ------------   ------------

Net loss .........................................  $   (225,982)  $   (203,873)
                                                    ============   ============

Basic and diluted net loss per share .............  $      (0.01)  $      (0.02)
                                                    ============   ============

Weighted average number of shares outstanding ....    17,844,697     11,836,363
                                                    ============   ============

                 The accompanying notes are an integral part of
                the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For the Three months
                                                          ended March 31,
                                                    ---------------------------
                                                        2008           2007
                                                      Restated
                                                    ------------   ------------
Cash flows from operating activities:
   Net loss ......................................  $   (225,982)  $   (203,873)
   Adjustments to reconcile net loss to
    net cash used in operations:
      Depreciation and amortization ..............         1,631            888
      Stock and warrants issued for services .....        90,749         10,000
      Stock options issued for services ..........             -          7,770
      Changes in operating liabilities and assets:
         Accounts receivable .....................       (27,759)         4,822
         Inventory ...............................       (20,259)          (929)
         Prepaid expenses ........................             -         (6,420)
         Accounts payable and accrued liabilities         15,269         12,711
         Deferred revenue ........................         1,610         23,398
                                                    ------------   ------------
Net cash used in operations ......................      (164,741)      (151,633)

Cash flows from investing activities:
   Purchase of fixed assets ......................        (1,059)             -
                                                    ------------   ------------
      Net cash used in investing activities ......        (1,059)             -

Cash flows from financing activities:
   Stock issued for cash .........................             -        110,400
      Subscription receivable ....................        58,000              0
                                                    ------------   ------------
      Net cash provided by financing activities ..        58,000        110,400

   Increase (decrease) in cash and cash
    equivalents ..................................      (107,800)       (41,233)

   Cash and cash equivalents, beginning of period        230,580        153,346
                                                    ------------   ------------
   Cash and cash equivalents, end of period ......  $    122,780   $    112,113
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and item 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)considered necessary for a fair presentation have been included. The consolidated operating results for the three months ended March 31, 2008 is not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2007.

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

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a business enterprise. At March 31, 2008, current liabilities exceeded current assets by $188,185 and at December 31, 2007 current liabilities exceeded current assets by $111,525.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2008, the Company had an accumulated deficit of $5,387,112. At December 31, 2007, the Company had an accumulated deficit of $5,161,130.The Company also realized net losses of $225,982 and $203,873 for the three months ended March 31, 2008 and 2007, respectively.

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

STOCK TRANSACTIONS AND OUTSTANDING WARRANTS AND OPTIONS

On January 1, 2006, the Company adopted FAS-123R. In March 2005, the SEC staff expressed their views with respect to FAS-123R in Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SAB 107 provides guidance on valuing options. The impact of FAS-123R for the three months ended March 31, 2008 was to record a non-cash compensation expense of $90,749. The adoption of FAS-123R had no effect on cash flow from operations or cash flow from financing activities for the three months ended March 31, 2008. FAS-123R requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified as financing cash flows. Prior to the adoption of FAS-123R, excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowance on our net operating loss carry forwards.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 11, 2008, the Company issued as compensation 75,000 restrictive common shares for past consulting services. A restrictive legend was placed on all the certificates issued. Said stock was valued at $0.18 per common share.

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
                                                                  =======

A restrictive legend was placed on all the certificates issued. Said stock was valued at $0.15 per common share.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESTATEMENT

         On February 22, 2008, we issued five hundred thousand (500,000) shares as 2008 compensation to members of the Board, officers and employees. Said issuance was made under a Contract executed between the Company and the Parties receiving the restrictive common shares.

         Under generally accepted accounting principles, the issuance of any of such shares to any of our employees, officers or member of the Board based on the fulfillment of stated service periods constituted a compensatory plan to such employees, which required the Company record a corresponding compensation expense in our financial statements. We originally recorded an $18,750 non-cash expense, representing three months only of expenses in connection with the initial issuance based upon the fair value of the issued shares on the date of issuance. However, key provisions of SFAS-123R require that share-based compensation awards to employees be measured at the grant-date fair value and the cost recognized over the period during which the employee is required to provide service in exchange for the award. As a result, we have restated our financial statements for the three months ended March 31,2008 and recorded the full $75,000 non-cash expense for such shares during the first quarter.

         The following are the restated consolidated balance sheets as of March 31, 2008; consolidated statement of operations and comprehensive income for the three months ended March 31, 2008 and consolidated statement of cash flows for the three months ended March 31, 2008:

         The accompanying notes are an integral part of these consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESTATEMENT (Continued)

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      March 31,      March 31,
                       ASSETS                           2008           2008
                                                     (Original)     (Restated)
                                                    ------------   ------------
Current assets
   Cash and cash equivalents .....................  $    122,780   $    122,780
   Accounts receivable ...........................        31,690         31,690
   Inventory .....................................        54,152         54,152
                                                    ------------   ------------
Total current assets .............................       208,622        208,622
                                                    ------------   ------------
Property, plant & equipment
   Computer equipment ............................        40,388         40,388
   Accumulated depreciation ......................       (27,520)       (27,520)
                                                    ------------   ------------
Net property, plant and equipment ................        12,868         12,868
                                                    ------------   ------------

Other assets
   Trademark .....................................         2,100          2,025
                                                    ------------   ------------
Total other assets ...............................         2,100          2,025
                                                    ------------   ------------

Total assets .....................................  $    223,590   $    223,515
                                                    ============   ============

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Accounts payable and accrued liabilities ......  $    315,663   $    315,663
   Deferrred revenue .............................        81,144         81,144
                                                    ------------   ------------
Total current liabilities ........................       396,807        396,807
                                                    ------------   ------------
Stockholders' deficiency
   Common stock: par value $.001; 50,000,000
   shares authorized; 19,496,736 shares issued
   and outstanding as of March 31,2008 ...........        19,497         19,497
   Treasury stock; 1,360,830 shares at cost ......       (13,608)       (13,608)
   Additional paid in capital ....................     5,161,056      5,207,931

   Accumulated deficit ...........................    (5,340,162)    (5,387,112)
                                                    ------------   ------------
Total stockholders' deficiency ...................      (173,217)      (173,292)
                                                    ------------   ------------

Total liabilities and stockholders' deficiency ...  $    223,590   $    223,515
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

RESTATEMENT (Continued)

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three months
                                                          ended March 31,
                                                    ---------------------------
                                                        2008           2008
                                                     (Original)     (Restated)
                                                    ------------   ------------
Revenues
   Sales revenues ................................  $    493,963   $    493,963
   Cost of sales .................................       401,037        401,112
                                                    ------------   ------------
      Gross profit ...............................        92,926        92,851

Operating expenses
   Consulting fees ...............................        53,524        100,400
   Other selling and administrative expenses .....       218,472        218,472
                                                    ------------   ------------
Total operating expenses .........................       271,996        318,872

Loss from operations .............................      (179,070)      (226,021)

Interest Income ..................................            39             39
                                                    ------------   ------------

Net loss .........................................  $   (179,031)  $   (225,982)
                                                    ============   ============

Basic and diluted net loss per share .............  $      (0.01)  $      (0.01)
                                                    ============   ============

Weighted average number of shares outstanding ....    19,195,637     17,844,697
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

RESTATEMENT (Continued)

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For the Three months
                                                          ended March 31,
                                                    ---------------------------
                                                        2008           2008
                                                     (Original)     (Restated)
                                                    ------------   ------------
Cash flows from operating activities:
   Net loss ......................................  $   (179,031)  $   (225,982)
   Adjustments to reconcile net loss to
    net cash used in operations:
      Depreciation and amortization ..............         1,555          1,631
      Stock and warrants issued for services .....        43,874         90,749
      Changes in operating liabilities and assets:
         Accounts receivable .....................       (27,759)       (27,759)
         Inventory ...............................       (20,259)       (20,259)
         Accounts payable and accrued liabilities         15,269         15,269
         Deferred revenue ........................         1,610          1,610
                                                    ------------   ------------
Net cash used in operations ......................      (164,741)      (164,741)

Cash flows from investing activities:
   Purchase of fixed assets ......................        (1,059)        (1,059)
                                                    ------------   ------------
      Net cash used in investing activities ......        (1,059)        (1,059)

Cash flows from financing activities:
      Subscription receivable ....................        58,000         58,000
                                                    ------------   ------------
   Net Cash provided by financing activities              58,000         58,000
   Increase (decrease) in cash and cash
    equivalents ..................................      (107,800)      (107,800)

   Cash and cash equivalents, beginning of period        230,580        230,580
                                                    ------------   ------------
   Cash and cash equivalents, end of period ......  $    122,780   $    112,780
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, accounts payable, and accrued liabilities, the carrying values of which approximate fair value at March 31, 2008.

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

As of March 31, 2008, the Company has allowable federal net operating loss carry forwards to offset future taxable income. The federal net operating loss carry forwards of approximately $5,387,112 will expire during the years 2021 through 2026 and the utilization of this net operating loss may be limited in accordance with IRS Code Section 382.

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

The terms of these agreements are generally one (1) year from the effective date, and can be renewed for successive one (1) year periods after the initial one (1) year term, if agreed by both parties in writing within 30 days of license expiration. Either party may terminate the "AGREEMENT" on sixty (60) day's written notice during a renewed term.

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

We processed $1,766,000 of merchant transactions through our on-line web mall during the three months ended March 31, 2008 compared to $1,690,000 for the three months ended March 31, 2007. The merchant transactions processed through our on-line web mall produced $455,343 in gross revenue for the Company during the three months ended March 31, 2008 as compared to $172,530 for the three months ended March 31, 2007.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 as compared to Three Months Ended March 31,
2007

For the three months ended March 31, 2008, we had revenues from operations of $493,963, and a net loss of $225,9832. For the three months ended March 31, 2007, we had revenues from operations of $172,530 and a net loss of $203,873.

Operating expenses for the three months ended March 31, 2008, were $318,872, compared to $178,029 for the three months ended March 31, 2007, an increase of $140,843. Consulting fees increased $67,147; Payroll expense and related fringe benefits increased $28,020 due to the hiring of additional staff; Commission expense increased $2,270; Telephone expense increased $2,088.

LIQUIDITY AND CAPITAL RESOURCES

Deferred revenue results from customers who pay for services in advance, such as quarterly, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of March 31, 2008, deferred revenue amounted to $81,144 at December 31,2007 deferred revenue amounted to $79,535.

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

PLAN OF OPERATIONS

Our plan of operations is to primarily develop our BSP Rewards business. The timing and the extent to which we are able to implement our expansion plan will be primarily dependent upon our ability to obtain outside working capital. Although management believes we have established a base through which we can continue to grow, we will still need to obtain outside working capital.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                     RISKS RELATED TO THE COMPANY'S BUSINESS

THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company's auditors included an explanatory statement in paragraph 4 of their report on our financial statements for the years ended December 31, 2007 and 2006, stating that there are certain factors which raise substantial doubt about the Company's ability to continue as a going concern.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE. FUTURE

The Company had an accumulated deficit of $5,387,112 as of March 31, 2008. We will continue to incur operating losses as we maintain our search for profits in our businesses and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

WE ARE DEPENDENT UPON A KEY PERSON, WHO WOULD BE DIFFICULT TO REPLACE.

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

IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of March 31, 2008, the Company had negative working capital of $188,185. At December 31, 2007 the Company had a negative working capital of $111,525. We have insufficient revenue generation activities in place. As such, we will have to obtain additional working capital from debt or equity placements to effectively increase our operations. However, we have no commitment for the provision of working capital. Should we be unable to secure additional capital, such conditional would cause us to reduce expenditures which could have a material adverse effect on our business.

Risks Related to the Company's Stock

THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

The Company will need to raise additional capital. However, we have no commitment from any source of financing to provide us with this necessary additional capital. Should we secure a commitment to provide us with capital such commitment may obligate us to issue additional shares of the Company's common stock or warrants or other rights to acquire common stock which will result in dilution to existing shareholders. Nonetheless, if we are unable to obtain additional capital, then we will need to restrict or reduce our operations, which action would adversely affect our shareholders.

WE INCUR SIGNIFICANT EXPENSES AS A RESULT OF BEING REGISTERED WITH THE COMMISSION, WHICH EXPENSES NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE.

We incur significant legal, accounting and other expenses as a result of being registered pursuant to the Exchange Act of 1934, as annexed, that requires continuous disclosure with the Commission. We expect that compliance with these laws, rules and regulations, may substantially increase our expenses, and make some activities more time-consuming and costly. As a result, there may be substantial increases in legal, accounting and certain other expenses in the future, which will negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

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

                                       MEDIANET GROUP TECHNOLOGIES, INC.


Date: May 30, 2008                     By: /s/ Martin Berns
                                           ----------------
                                           Martin Berns
                                           President and Chief Executive Officer


Date: May 30, 2008                     By: /s/ Alfred Fernandez
                                           --------------------
                                           Alfred Fernandez
                                           Chief Financial Officer