Form 10-Q
period 2008-06-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2008-08-18
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

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

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

         Large accelerated filer[ ]          Non-accelerated filer [ ]
         Accelerated filer [ ]               Smaller reporting company [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes [ ] No [X]

At August 14, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value the only class of voting stock), was 21,340,486

                        MEDIANET GROUP TECHNOLOGIES, INC.
                                    FORM 10-Q
                           Quarter Ended June 30, 2008

                                Table of Contents

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

   Item 1 - Financial Statements ...........................................   3

      Condensed Consolidated Balance Sheets
      June 30, 2008 (Unaudited) and December 31, 2007 ......................   3

      Condensed Consolidated Statements of Operations (Unaudited)
      For the Three and Six Months ended June 30, 2008 and 2007  ...........   4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      For the Six Months Ended June 30, 2008 .............   ...............   5

      Notes to the Condensed Consolidated Financial Statements (Unaudited) .   6

   Item 2 - Management's Discussion and Analysis or Plan of Operation
            Financial Condition and Results of Operations ..................  12

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk .....  14

   Item 4 - Controls and Procedures ........................................  15

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings ..............................................  16

   Item 1A - Risk Factors ..................................................  16

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ....  19

   Item 3 - Default upon Senior Securities .................................  19

   Item 4 - Submission of Matters to a Vote of Security Holders ............  19

   Item 5 - Other Information ..............................................  19

   Item 6 - Exhibits and Reports on Form 8-K ...............................  19

Signatures .................................................................  20

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                      June 30,     December 31,
                       ASSETS                           2008           2007
                                                    ------------   ------------
Current assets
   Cash and cash equivalents .....................  $     49,092   $    230,580
   Accounts receivable ...........................        58,245          3,931
   Inventory .....................................        48,794         33,893
                                                    ------------   ------------
Total current assets .............................       156,131        268,404
                                                    ------------   ------------
Property, plant & equipment
   Computer equipment ............................        40,388         39,329
   Accumulated depreciation ......................       (29,076)       (25,964)
                                                    ------------   ------------
Net property, plant and equipment ................        11,312         13,365
                                                    ------------   ------------

Other assets
   Trademark .....................................         1,950          2,100
                                                    ------------   ------------
Total other assets ...............................         1,950          2,100
                                                    ------------   ------------

Total assets .....................................  $    169,393   $    283,869
                                                    ============   ============

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Accounts payable and accrued liabilities ......  $    328,758   $    300,394
   Note Payable related party                             35,000            -
   Deferred revenue.............................          77,512         79,535
                                                    ------------   ------------
Total current liabilities ........................       441,270        379,929
                                                    ------------   ------------
Stockholders' deficiency
   Common stock: par value $.001; 50,000,000
     shares authorized; 19,496,736 shares issued,
     18,135,902 outstanding as of June 30, 2008;
     18,921,736 issued, 17,560,902 outstanding as
     of December 31, 2007 ........................        19,497         18,922
   Treasury stock; 1,360,830 shares at cost ......       (13,608)       (13,608)
   Additional paid in capital ....................     5,247,203      5,147,756
   Subscription receivable .......................             -        (88,000)
   Accumulated deficit ...........................    (5,524,969)    (5,161,130)
                                                    ------------   ------------
Total stockholders' deficiency ...................      (271,877)       (96,060)
                                                    ------------   ------------

Total liabilities and stockholders' deficiency ...  $    169,393   $    283,869
                                                    ============   ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                      MEDIANET GROUP TECHNOLOGIES, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)
                                                    For the Three months             For the Six months
                                                       ended June 30,                  ended June 30,
                                                ----------------------------    ----------------------------
                                                    2008            2007            2008            2007
                                                ------------    ------------    ------------    ------------
Revenues
  Sales revenues ............................   $    700,793    $    219,387    $  1,194,756    $    391,917
  Cost of sales .............................        557,883         189,760         958,995         388,516
                                                ------------    ------------    ------------    ------------
    Gross profit ............................        142,910          29,627         235,761           3,401

Operating expenses
  Consulting fees ...........................         34,148          18,540         134,548          51,793
  Other selling and administrative expenses          246,940         181,769         465,412         326,545
  Impairment Loss ...........................              -          75,522               -          75,522
                                                ------------    ------------    ------------    ------------
    Total operating expenses ................        281,088         275,831         599,960         453,860

Loss from operations ........................       (138,178)       (246,204)       (364,199)       (450,459)


Interest Income .............................            321               -             360             382
                                                ------------    ------------    ------------    ------------

Net loss ....................................   $   (137,857)   $   (246,204)   $   (363,839)   $   (450,076)
                                                ============    ============    ============    ============

Basic and diluted net loss per share ........   $     (0.01)    $      (0.02)   $      (0.02)   $      (0.04)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     19,496,736      11,965,252      19,376,148      11,901,164
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

                                                      4

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        For the Six months
                                                          ended June 30,
                                                    ---------------------------
                                                        2008           2007
                                                    ------------   ------------
Cash flows from operating activities:
   Net loss ......................................  $   (363,839)   $  (450,076)
   Adjustments to reconcile net loss to
    net cash used in operations:
      Depreciation and amortization ..............         3,262          4,060
      Impairment of film library                               -         75,522
      Stock and warrants issued for services .....       188,022         13,500
      Stock options issued for services ..........             -         15,540
      Changes in operating liabilities and assets:
         Accounts receivable .....................       (54,314)         2,465
         Inventory ...............................       (14,901)       (14,911)
         Prepaid expenses ........................             -         24,152
         Accounts payable and accrued liabilities         28,364         62,378
         Deferred revenue ........................        (2,023)        35,811
                                                    ------------   ------------
Net cash used in operations ......................      (215,429)      (231,559)

Cash flows from investing activities:
   Purchase of fixed assets ......................        (1,059)       (15,405)
                                                    ------------   ------------
      Net cash used in investing activities ......        (1,059)       (15,405)

Cash flows from financing activities:
   Stock issued for cash .........................             -        135,401
      Net cash provided by financing activities ..             -              -
      Proceeds from related party loans ..........        35,000              -
                                                    ------------   ------------
      Net cash provided by financing activities ..        35,000        135,401

Increase (decrease) in cash and cash equivalents .      (181,488)      (111,563)

   Cash and cash equivalents, beginning of period        230,580        153,346
                                                    ------------   ------------
   Cash and cash equivalents, end of period ......  $     49,092   $     41,783
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and item 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2007.

NATURE OF BUSINESS

MediaNet Group Technologies, Inc., ("we," "us," "our," the "Company"), was incorporated on June 4, 1999 in the State of Nevada.

The Company developed a loyalty rewards web mall program ("BSP Rewards") and began to sign member providers and merchants during its initial launch year 2005. The Company private brands the loyalty and reward program for companies, for profit and non- profit organizations, internet retailers and debit/credit card issuers for which it charges a fee. The Company receives a percentage of each merchant retail transaction it processes through the mall directly from that merchant or its affiliated provider. Through Memory Lane Syndication Inc.in 2005 we have acquired ownership of 130 color episodes of the 1970's Howdy Doody television show. Subsequently, in 2005, we produced a combination CD/DVD known as Songs From The Neighborhood / The Music of Mister Rogers.

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a business enterprise. At June 30, 2008, current liabilities exceeded current assets by $285,139 and at December 31, 2007 current liabilities exceeded current assets by $111.139

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2008, the Company had an accumulated deficit of $5,524,969. At December 31, 2007, the Company had an accumulated deficit of $5,161,130.The Company also realized net losses of $363,839 and $450,076 for the six months ended June 30, 2008 and 2007, respectively.

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

STOCK TRANSACTIONS AND OUTSTANDING WARRANTS AND OPTIONS

On January 1, 2006, the Company adopted FAS-123R. In March 2005, the SEC staff expressed their views with respect to FAS-123R in Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SAB 107 provides guidance on valuing options. The impact of FAS-123R for the six months ended June 30, 2008 was to record a non-cash compensation expense of $188,022. The adoption of FAS-123R had no effect on cash flow from operations or cash flow from financing activities for the six months ended June 30, 2008. FAS-123R requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified as financing cash flows. Prior to the adoption of FAS-123R, excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowance on our net operating loss carry forwards.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of June 30, 2008, the Company had outstanding warrants to purchase up to 787,000 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                                       Warrants
                                                       --------
                  Balance, January 1, 2008 .......     787,000
                  Issued .........................           -
                  Cancelled ......................           -
                                                       -------
                  Balance June 30,2008 ..........      787,000
                                                       =======


The following table provides certain information with respect to the above referenced warrants outstanding at June 30, 2008:

                                Weighted                     Weighted
                                 Average                   Average Life
       Exercise Price         Exercise Price                   Years
       --------------         --------------               ------------
        $0.10-$1.00               $0.90                         3.1


                                                       Options
                                                       -------
                  Balance, January 1, 2008 .......     225,000
                  Issued .........................           -
                  Exercised/Cancelled ............           -
                                                       -------
                  Balance June 30, 2008 ..........     225,000
                                                       =======


The following table provides certain information with respect to the above referenced options outstanding at June 30, 2008:

                                Weighted                     Weighted
                                 Average                   Average Life
       Exercise Price         Exercise Price                   Years
       --------------         --------------               ------------
        $0.18-$0.45               $0.30                         2.3

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, accounts payable, and accrued expenses, the carrying values of which approximate fair value at June 30, 2008.

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

As of June 30, 2008, the Company has allowable federal net operating loss carry forwards to offset future taxable income. The federal net operating loss carry forwards of approximately $5,524,969 will expire during the years 2021 through 2026 and the utilization of this net operating loss may be limited in accordance with IRS Code Section 382.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. CONSULTING AND SALES AGREEMENTS

During the period of January 1, 2008 through June 30, 2008, the Company has signed Marketing Partner and /or Member Provider Agreements ("Agreements") with various individuals or companies. These agreements allow companies to become Marketing Partners and/or Member Providers of the BSP Rewards program. Marketing Partners sell the BSP program on behalf of the Company on a straight commission basis. Member Providers enroll Members into the BSP Rewards platforms.

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

The Company sometimes charges a per-client, per month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenue totaled $77,512 at June 30, 2008.

8. TRANSACTION PROCESSING

BSP Rewards receives rebates from participating merchants on all transactions processed by BSP through its on-line mall platform. The percentage rebate paid by merchants varies between 1% and 30% and BSP normally shares 50% of the rebate with the member who made the purchase.

9. MAJOR CUSTOMERS

During the six months ending June 30, 2008, there were no major customers.

10. SUBSEQUENT EVENTS

On July 14th 2008 The Board of Directors approved a private placement to accredited investors for a maximum of 2,000,000 restrictive common shares at $0.16 per share accompanied by an equal number of restrictive warrants at $0.50 per common share for a term of two (2) years. At August 15, 2008 1,227,550. common share and 1, 2227,550 Warrants have been issued. Additionally on July 14, 2007 the Board of Directors approved and issued 200,000 restrictive common shares to be distributed among the Company's employees, officers and consultants for settlements of services rendered to the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

OVERVIEW

Clamshell Enterprises, Inc. was organized under the laws of the State of Nevada on June 4, 1999 as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or similar type of transaction. On May 22, 2003 we changed our name to MediaNet Group Technologies, Inc.

On June 30, 2003 we completed the acquisition of all of the issued and outstanding shares of Brand-A-Port, Inc., in a share exchange transaction. The former stockholders of Brand-A-Port, Inc., acquired a majority of our issued and outstanding common stock as a result of completion of the share exchange transaction. Although the result of the share exchange transaction was that Brand-A-Port, Inc., became our wholly-owned subsidiary, the transaction was accounted for as a recapitalization of Brand-A-Port, Inc., whereby Brand-A-Port, Inc., was deemed to be the accounting acquirer and was deemed to have adopted our capital structure.

All of our current operations are carried on through Brand-A-Port, Inc., BSP Rewards, Inc. and Memory Lane Syndication, Inc., our wholly-owned subsidiaries.

RESULTS OF OPERATIONS

Three and Six months Ended June 30, 2008 as compared to Three and Six months Ended June 30,2007

For the three and six months ended June 30, 2008, we had revenues from operations of $1,194,756 and $700,793 respectively ,and a net loss of $363,839 and a net loss of $137,857 respectively. For the six months ended June 30,2007,we had revenues from operations of $391,917 and a net loss of $450,077.

Operating expenses for the six months ended June 30, 2008, were $599,660, compared to $453,860 for the six months ended June 30, 2007, an increase of $145,800. Consulting fees increased $82,755; Payroll expense and related fringe benefits increased $96,175 due to the hiring of additional staff; Commission expense increased $27,563; Telephone expense increased $2,065.


         Three Months Ended June 30, 2008 as compared to Six Months Ended June 30, 2007

Operating expenses for the three months ended June 30, 2008, were $281,088, compared to $275,831 for the three months ended June 30, 2007, an increase of $5,257.Consulting fees increased $15,608; Insurance expense increased $8,982; Payroll expense and related fringe benefits increased $12,192 due to the hiring of additional staff.

LIQUIDITY AND CAPITAL RESOURCES

Deferred revenue results from customers who pay for services in advance, such as quarterly, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of June 30, 2008 and at December 31, 2007 deferred revenue was $77,512, and 79,535 respectively.

As of June 30, 2008 and at December 31, 2007, we had cash on hand of $49,092 and $230,580 respectively. During the six months ended June 30, 2008, net cash used in operations was $215,429, and during the six months ended June 30, 2007, net cash used in operations was $231,599. However, our operations are not yet profitable, and we continue to require additional funding in order to continue our business operations.

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

PLAN OF OPERATIONS

Our plan of operations is to primarily develop our BSP Rewards business. The timing and the extent to which we are able to implement our expansion plan will be primarily dependent upon our ability to obtain outside working capital. Mamanagement believes we have established a base through which we can continue to grow.

The primary operations of the company are focused on the BSP Branded Loyalty Rewards segment of the business. The efforts are concentrated on (1) Building the On-Line merchant's network. (2) Increasing the number of participating Gift Card merchants. (3) Building private branded mall for various clients (4) Layering the BSP platform onto credit, debit and prepaid cards. (5) Increasing the member base through agreements with member Provider Organizations. (6) Increasing transactions and fees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         NOT APPLICABLE

ITEM 4.  CONTROLS AND PROCEDURES

   a) Evaluation of Disclosure Controls and Procedures: As of June 30, 2008, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

         Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

   b) Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 1A. RISK FACTORS

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment you should carefully consider the risks described below, in addition to the other information contained in this quarterly report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

                     RISKS RELATED TO THE COMPANY'S BUSINESS

THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company's auditors included an explanatory statement in paragraph 4 of their report on our financial statements for the years ended December 31,2007 and 2006, stating that there are certain factors which raise substantial doubt about the Company's ability to continue as a going concern.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE. FUTURE

The Company had an accumulated deficit of $5,524,969 as of June 30, 2008. We will continue to incur operating losses as we maintain our search for profits in our businesses and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

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

IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of June 30, 2008, the Company had negative working capital of $285,139. At December 31, 2007 the Company had a negative working capital of $111,525. We have revenue generation activities in place. As such, we will have to obtain additional working capital from debt or equity placements to effectively increase our operations. However, we have no commitment for the provision of working capital. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

Risks Related to the Company's Stock

THE COMPANY WILL NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

The Company will need to raise additional capital. However, we have no commitment from any source of financing to provide us with this necessary additional capital. Should we secure a commitment to provide us with capital such commitment may obligate us to issue additional shares of the Company's common stock or warrants or other rights to acquire common stock which will result in dilution to shareholders. Nonetheless, if we are unable to obtain additional capital, then we will need to restrict or reduce our operations, which action would adversely affect our shareholders.

WE INCUR SIGNIFICANT EXPENSES AS A RESULT OF BEING REGISTERED WITH THE COMMISSION, WHICH EXPENSES NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE.

We incur significant legal, accounting and other expenses as a result of being registered pursuant to the Exchange Act of 1934, as amended, that requires continuous disclosure with the Commission. We expect that compliance with these laws, rules and regulations, may substantially increase our expenses, and make some activities more time-consuming and costly. As a result, there may be substantial increases in legal, accounting and certain other expenses in the future, which will negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

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

   o "boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

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

         NONE

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

Exhibits required to be attested by Item 601 of Regulation S-K are listed in the Index to Exhibits below this Form 10-Q, and are incorporated herein by this reference.

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

                                       MEDIANET GROUP TECHNOLOGIES, INC.


Date: August 18, 2008                      By: /s/ Martin Berns
                                           ----------------
                                           Martin Berns
                                           President and Chief Executive Officer


Date: August 18, 2008                      By: /s/ Alfred Fernandez
                                           --------------------
                                           Alfred Fernandez
                                           Chief Financial Officer