Form 10-Q
period 2008-09-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2008-11-14
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

                         Commission File Number: 0-49801
                                                 -------

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

At November 14, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value the only class of voting stock), was 20,435,802

                        MEDIANET GROUP TECHNOLOGIES, INC.
                                    FORM 10-Q
                        Quarter Ended September 30, 2008

                                Table of Contents

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

   Item 1 - Financial Statements ...........................................   3

      Condensed Consolidated Balance Sheets
      September 30, 2008 (Unaudited) and December 31, 2007 .................   3

      Condensed Consolidated Statements of Operations (Unaudited)
      For the Three and Nine Months ended September 30, 2008 and 2007 ......   4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      For the Nine Months Ended September 30, 2008 .........................   5

      Notes to the Condensed Consolidated Financial Statements (Unaudited) .   6

   Item 2 - Management's Discussion and Analysis or Plan of Operation
            Financial Condition and Results of Operations ..................  11

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk .....  13

   Item 4 - Controls and Procedures ........................................  13

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings ..............................................  14

   Item 1A - Risk Factors ..................................................  14

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ....  17

   Item 3 - Default upon Senior Securities .................................  17

   Item 4 - Submission of Matters to a Vote of Security Holders ............  17

   Item 5 - Other Information ..............................................  17

   Item 6 - Exhibits and Reports on Form 8-K ...............................  18

Signatures .................................................................  19

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (UNAUDITED)    (AUDITED)
                                                    September 30,  December 31,
                       ASSETS                           2008           2007
                                                    ------------   ------------
Current assets
   Cash and cash equivalents .....................  $     80,037   $    230,580
   Accounts receivable ...........................        54,183          3,931
   Inventory .....................................        71,766         33,893
                                                    ------------   ------------
Total current assets .............................       205,986        268,404
                                                    ------------   ------------
Property, plant & equipment
   Computer equipment ............................        39,290         39,329
   Accumulated depreciation ......................       (29,534)       (25,964)
                                                    ------------   ------------
Net property, plant and equipment ................         9,756         13,365
                                                    ------------   ------------

Other assets
   Trademark .....................................         1,875          2,100
                                                    ------------   ------------
Total other assets ...............................         1,875          2,100
                                                    ------------   ------------

Total assets .....................................  $    217,617   $    283,869
                                                    ============   ============

      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Accounts payable ..............................  $     10,139   $      2,083
   Accrued Expenses ..............................       115,910        185,264
   Loyalty Points payable, net ...................       135,944        113,047
   Note Payable related party ....................        55,000              -
   Deferred revenue...............................        71,649         79,535
                                                    ------------   ------------
Total current liabilities ........................       388,642        379,929
                                                    ------------   ------------
Stockholders' deficiency
   Common stock: par value $.001; 50,000,000
     shares authorized; 20,435,802 shares issued,
     20,435,802 outstanding as of September 30,
     2008; 18,921,736 issued and outstanding as of
     December 31, 2007 ...........................        20,436         18,922
   Additional paid in capital ....................     5,525,016      5,046,148
   Subscription receivable .......................             -        (88,000)
   Accumulated deficit ...........................    (5,716,477)    (5,161,130)
                                                    ------------   ------------
Total stockholders' deficiency ...................      (171,025)       (96,060)
                                                    ------------   ------------

Total liabilities and stockholders' deficiency ...  $    217,617   $    283,869
                                                    ============   ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                      MEDIANET GROUP TECHNOLOGIES, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)
                                                    For the Three months             For the Nine months
                                                       ended September 30,             ended September 30,
                                                ----------------------------    ----------------------------
                                                    2008            2007            2008            2007
                                                ------------    ------------    ------------    ------------
Revenues
  Gift cards ................................   $    505,290    $    255,287    $  1,478,643    $    581,523
  Loyalty Program/Internet ..................         67,913          91,584         281,576         146,553
  Other .....................................              -           3,693           7,470          14,406
                                                ------------    ------------    ------------    ------------
                                                     573,203         350,565       1,767,689         742,482

Cost of sales ...............................        513,448         311,443       1,472,173         634,373
                                                ------------    ------------    ------------    ------------
                                                     513,448         311,314       1,472,173         634,373
                                                ------------    ------------    ------------    ------------

    Gross profit ............................         59,755          39,433         295,517         108,109

Operating expenses
  Consulting fees ...........................         24,481          22,793         159,424          74,586
  Other selling and administrative expenses .        226,940         204,041         691,498         595,861
  Impairment Loss ...........................              -               -               -          75,522
                                                ------------    ------------    ------------    ------------
    Total operating expenses ................        251,285         275,831         850,922         745,969

Loss from operations ........................       (191,531)       (187,401)       (555,406)       (637,860)


Interest Income .............................            360             339             360             722
                                                ------------    ------------    ------------    ------------

Net loss ....................................   $   (191,170)   $   (187,062)   $   (555,046)   $   (637,138)
                                                ============    ============    ============    ============

Basic and diluted net loss per share ........   $      (0.01)   $      (0.02)   $      (0.03)   $      (0.05)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     20,435,802      12,386,410      19,205,527      12,061,539
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

                                                      4

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Nine months
                                                          ended September 30,
                                                        -----------------------
                                                           2008          2007
                                                        ---------     ---------
Cash flows from operating activities:
   Net loss ........................................    $(555,646)    $(637,138)
   Adjustments to reconcile net loss to
    net cash used in operations:
      Depreciation and amortization ................        3,794         6,047
      Impairment of film library ...................            -        75,522
      Stock and warrants issued for services .......      160,081        21,113
      Stock options issued for services ............            -        30,500
      Changes in operating liabilities and assets:
         Accounts receivable .......................      (50,252)      (29,257)
         Inventory .................................      (37,873)       (7,863)
         Prepaid expenses ..........................            -        24,152
         Accounts payable and accrued liabilities ..       38,401       140,496
         Deferred revenue ..........................       (7,885)       62,126
                                                        ---------     ---------
Net cash used in operations ........................     (525,582)     (314,302)

Cash flows from investing activities:
   Purchase of fixed assets ........................           39       (16,571)
                                                        ---------     ---------
      Net cash used in investing activities ........           39       (16,571)

Cash flows from financing activities:
   Stock issued for cash ...........................      320,000       185,651
      Net cash provided by financing activities ....            -             -
      Proceeds from related party loans ............       55,000        25,000
                                                        ---------     ---------
      Net cash provided by financing activities ....      375,000       210,651

Increase (decrease) in cash and cash equivalents ...     (150,543)     (120,222)

   Cash and cash equivalents, beginning of period ..      230,580       153,346
                                                        ---------     ---------
   Cash and cash equivalents, end of period ........    $  80,037     $  33,125
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and item 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the Nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2007.

NATURE OF BUSINESS

MediaNet Group Technologies, Inc., ("we," "us," "our," the "Company"), was incorporated on June 4, 1999 in the State of Nevada.

The Company developed a loyalty rewards web mall program ("BSP Rewards") and began to sign member providers and merchants during its initial launch year 2005. The Company private brands the loyalty and reward program for companies, for profit and non- profit organizations, internet retailers and debit/credit card issuers for which it charges a fee. The Company receives a percentage of each merchant retail transaction it processes through the mall directly from that merchant or its affiliated provider. Through Memory Lane Syndication Inc. in 2005 we have acquired ownership of 130 color episodes of the 1970's Howdy Doody television show. Subsequently, in 2005, we produced a combination CD/DVD known as Songs From The Neighborhood / The Music of Mister Rogers.

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a business enterprise. At September 30, 2008, current liabilities exceeded current assets by $182,656 and at December 31, 2007 current liabilities exceeded current assets by $111,525

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2008, the Company had an accumulated deficit of $5,716,477. At December 31, 2007, the Company had an accumulated deficit of $5,161,130.The Company also realized net losses of $555,046 and $637,138 for the Nine months ended September 30, 2008 and 2007, respectively.

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

STOCK TRANSACTIONS AND OUTSTANDING WARRANTS AND OPTIONS

On January 1, 2006, the Company adopted FAS-123R. In March 2005, the SEC staff expressed their views with respect to FAS-123R in Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SAB 107 provides guidance on valuing options. The impact of FAS-123R for the Nine months ended September 30, 2008 was to record a non-cash compensation expense of $160,081. The adoption of FAS-123R had no effect on cash flow from operations or cash flow from financing activities for the Nine months ended September 30, 2008. FAS-123R requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified as financing cash flows. Prior to the adoption of FAS-123R, excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowance on our net operating loss carry forwards.

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

EQUITY TRANSACTIONS AND OUTSTANDING WARRANTS AND OPTIONS

On July 14th 2008 The Board of Directors approved a private placement to accredited investors for a maximum of 2,000,000 restrictive common shares at $0.16 per share accompanied by an equal number of restrictive warrants at $0.50 per common share for a term of two (2) years. At November 14, 2008 2,000,000 common share and Warrants 2,000,000 have been issued. Additionally on July 14, 2007 the Board of Directors approved and issued 300,000 restrictive common shares to be distributed among the Company's employees, officers and consultants for settlements of services rendered to the Company. Said shares were issued at $0.16 per share.

WARRANTS
--------

As of September 30, 2008, the Company had outstanding warrants to purchase up to 787,000 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                       Warrants
                                                       --------
                  Balance, January 1, 2008 .......      787,000
                  Issued .........................    2,000,000
                                                      ---------
                  Balance September 30, 2008 .....    2,787,000
                                                      =========

The following table provides certain information with respect to the above referenced warrants outstanding at September 30, 2008:

                                Weighted                     Weighted
                                 Average                   Average Life
       Exercise Price         Exercise Price                   Years
       --------------         --------------               ------------
       $0.10 - $1.00              $0.65                         2.5

OPTIONS
-------
                                                        Options
                                                        -------
                  Balance, January 1, 2008 .......      225,000
                  Issued .........................            -
                  Exercised/Expired ..............       75,000
                                                        -------
                  Balance September 30, 2008 .....      150,000
                                                        =======

The following table provides certain information with respect to the above referenced options outstanding at September 30, 2008:

                                Weighted                     Weighted
                                 Average                   Average Life
       Exercise Price         Exercise Price                   Years
       --------------         --------------               ------------
       $0.18 - $0.45              $0.30                         2.0

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, accounts payable, and accrued expenses, the carrying values of which approximate fair value at September 30, 2008.

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

As of September 30, 2008, the Company has allowable federal net operating loss carry forwards to offset future taxable income. The federal net operating loss carry forwards of approximately $5,716,969 will expire during the years 2021 through 2026 and the utilization of this net operating loss may be limited in accordance with IRS Code Section 382.

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

5. LOYALTY POINTS

Loyalty Points Payable, net. The liability accumulated by consumers earning loyalty points( discounts)are maintained in a segregate accounts on our books. The Company maintains a cash trust account in the amount of $25,000 which is directly use to reduce the liability that it is owned to these consumers and is maintained as part of the same account thus reducing the overall liability outstanding.

6. SIGNIFICANT ACCOUNTING POLICIES

Except as set forth below, as of September 30, 2008, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, have not changed materially.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7. RELATED PARTY NOTE PAYABLE

During the nine months ended September 30, 2006 two related parties (directors) had advanced the Company $55,000 under a demand note with an expiration date of December 31,2008.

8. CONSULTING AND SALES AGREEMENTS

During the period of January 1, 2008 through September 30, 2008, the Company has signed Marketing Partner and /or Member Provider Agreements ("Agreements") with various individuals or companies. These agreements allow companies to become Marketing Partners and/or Member Providers of the BSP Rewards program. Marketing Partners sell the BSP program on behalf of the Company on a straight commission basis. Member Providers enroll Members into the BSP Rewards platforms.

The terms of these agreements are generally one (1) year from the effective date, and can be renewed for successive one (1) year periods after the initial one (1) year term, if agreed by both parties in writing within 30 days of license expiration. Either party may terminate the "AGREEMENT" on Ninety (60) days written notice during a renewed term.

9. REVENUE RECOGNITION

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured, and there are no substantive performance obligations remaining.

The Company sometimes charges a per-client, per month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenue totaled $71,649 at September 30, 2008.

10. LIABILITY POINTS PAYABLE,NET

The liability accumulated by consumers earning loyalty points is maintained is a segregate account on our books. The Company maintains a cash trust account in the amount of $25,000 which in the Loyalty Points is a restricted cash account of $25,000 for the Nine months Ended September 30,2008 and 2007 respectively.

11. TRANSACTION PROCESSING

BSP Rewards receives rebates from participating merchants on all transactions processed by BSP through its on-line mall platform. The percentage rebate paid by merchants varies between 1% and 30% and BSP normally shares 50% of the rebate with the member who made the purchase.

12. SUBSEQUENT EVENTS

         NONE

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects" and the like often identify such forward looking statements, but are not the only indications that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-Q and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

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

RESULTS OF OPERATIONS

Three and Nine months Ended September 30, 2008 as compared to Three and Nine months Ended September 30, 2007

For the three (3) months ended September 30, 2008, we had gross revenues of $573,203 which included $505,290 of gift card sales, $67,913 loyalty program points and $11,862 Internet related fees. As compared to the three (3) months ending September 30, 2007 with gross revenues of $350,565 which included $255,287 of gift card sales, $61,913 loyalty program points and $29,933 Internet related fees, and other of $3,639.

For the three and Nine months ended September 30, 2008, we had revenues from operations of $573,203 and $1,767,689 respectively, and a net loss of $191,170 and a net loss of $555,046 respectively. For the Nine months ended September 30, 2007, we had revenues from operations of $742,482 and a net loss of $637,138.

Operating expenses for the Nine months ended September 30, 2008, were $850,922 compared to $745,969 for the Nine months ended September 30, 2008, an increase of $104,953. Consulting fees increased $84,838; Payroll expense and related fringe benefits increased $58,769 due to the hiring of additional staff; Commission expense increased $36,547; Telephone expense increased $2,187.

Three Months Ended September 30, 2008 as compared to Nine Months Ended September 30, 2007

Operating expenses for the three months ended September 30, 2008, were $251,285, compared to $275,831 for the three months ended September 30, 2007, an decrease of $24,546.Consulting fees increased $1,688; Insurance expense increased $5,219; Payroll expense and related fringe benefits increased $(12,982) due to outsourcing.

LIQUIDITY AND CAPITAL RESOURCES

Deferred revenue results from customers who pay for services in advance, such as quarterly, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of September 30, 2008 and at December 31, 2007 deferred revenue was $71,659, and 79,535 respectively.

As of September 30, 2008 and at December 31, 2007, we had cash on hand of $80,037 and $230,580 respectively. During the Nine months ended September 30, 2008, net cash used in operations was $525,882, and during the Nine months ended September 30, 2007, net cash used in operations was $314,302. However, our operations are not yet profitable, and we continue to require additional funding in order to continue our business operations.

To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through equity private placements.

The current gradual expansion of our operations for the next twelve months is due to the fact that the web sites, portals and marketing materials for our various divisions are completed and ready for use. However, until operating revenues increase significantly; we must continue to seek outside funding for the purpose of accelerating the expansion of our operations. There is no assurance that the Company can raise adequate capital to fund its operations.

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

The Company has agreements with various merchants and affiliate managers as retailers. They encompass approximately 764 merchants from whom members earn rebate rewards when shopping through any of the BSP branded Web Malls.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         NOT APPLICABLE

ITEM 4.  CONTROLS AND PROCEDURES

   a) Evaluation of Disclosure Controls and Procedures: As of September 30, 2008, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE. FUTURE

The Company had an accumulated deficit of $5,716,477 as of September 30, 2008. We will continue to incur operating losses as we maintain our search for profits in our businesses and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

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

IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of September 30, 2008, the Company had negative working capital of $285,139. At December 31, 2007 the Company had a negative working capital of $111,525. We have revenue generation activities in place. As such, we will have to obtain additional working capital from debt or equity placements to effectively increase our operations. However, we have no commitment for the provision of working capital. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

                                       MEDIANET GROUP TECHNOLOGIES, INC.


Date: November 14, 2008                By: /s/ Martin Berns
                                           ----------------
                                           Martin Berns
                                           President and Chief Executive Officer


Date: November 14, 2008                By: /s/ Alfred Fernandez
                                           --------------------
                                           Alfred Fernandez
                                           Chief Financial Officer