Form 10-K
period 2008-12-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2009-03-27
CIK 1097792

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-49801

                        MEDIANET GROUP TECHNOLOGIES, INC.
                        ---------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              NEVADA                                    13-4067623
              ------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

                          5100 WEST COPANS ROAD STE 810
                                MARGATE, FL 33063
                          -----------------------------
              (Address of principal executive office and zip code)

                                 (954) 974-5818
                                 --------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

          Securities Registered Pursuant to Section 12 (B) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
COMMON STOCK PAR VALUE 0.001                OVER THE COUNTER BULLETIN BOARD

        Securities Registered Pursuant to Section 12(G) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

As of March 18, 2009, there were 20,599,802 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant's common stock (based upon the average bid and ask price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $1,380,828. Shares of the Registrant's common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 2008

                                TABLE OF CONTENTS

NUMBER                                                                      PAGE
--------                                                                    ----

PART I

Item 1.     Business .......................................................   1
Item 1A.    Risk Factors ...................................................   5
Item 2.     Properties .....................................................  11
Item 3.     Legal Proceedings ..............................................  11
Item 4.     Submission of Matters to a Vote of Security Holders ............  11

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities .............  11
Item 6.     Selected Financial Data ........................................  12
Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations .....................................  13
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk .....  19
Item 8.     Financial Statements and Supplementary Data ....................  19
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................  19
Item 9A.    Controls and procedures ........................................  20
Item 9B.    Other Information ..............................................  20

PART III

Item 10.    Directors and Executive Officers of the Registrant .............  21
Item 11.    Executive Compensation .........................................  24
Item 12.    Security Ownership of Certain Beneficial Owners and Management .  26
Item 13.    Certain Relationships and Related Transactions .................  27
Item 14.    Principal Accountant Fees and Services ........................   27

PART IV

Item 15.    Exhibits and Financial Statement Schedules .....................  28

Signatures .................................................................  29

                                   USE OF TERM

Except as otherwise indicated by the context, references in this report to "Company," "MEDG," "we," "us" and "our" are references to the combined business of MediaNet Group Technologies, Inc. and its subsidiaries.

                           FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "hopes," "seeks," "anticipates," "expects, "and the like, often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to our present and future operations, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. In evaluating these forward-looking statements, you should consider various factors, including those described in this Form 10-K under the heading "Risk Factors". These and other factors may cause our actual results to differ materially from any forward-looking statement. We caution you not to place undue reliance on these forward-looking statements. Although we base these forward-looking statements on our expectations, assumptions and projections about future events, actual events and results may differ materially, and our expectations, assumptions and projections may prove to be inaccurate. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Forward-looking statements are not guarantees of performance and by their nature are subject to inherent risks and uncertainties. We caution you therefore that you should not rely on these forward-looking statements. You should understand the risks and uncertainties discussed in "Item 1A--Risk Factors" and elsewhere in this report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.

Any forward-looking information contained in this report speaks only as of the date of the report. Factors or events may emerge from time to time and it is not possible for us to predict all of them. We undertake no obligation to update or revise any forward-looking statements to reflect new information, changed circumstances or unanticipated events.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are therefore entitled to the protection of the safe harbor provisions of these laws. These forward-looking statements involve risks and uncertainties, and relate to future events or our future financial or operating performance. These statements include, but are not limited to, statements concerning:

   o  the anticipated benefits and risks of our business relationships;

   o  our ability to attract retail and business customers;

   o  the anticipated benefits and risks associated with our business strategy;

   o  our future operating results;

   o the anticipated size or trends of the market segments in which we compete and the anticipated competition in those markets;

   o  potential government regulation;

   o our future capital requirements and our ability to satisfy our capital needs;

   o  the potential for additional issuances of our securities;

   o our plans to devote substantial resources to our sales and marketing teams;

   o the possibility of future acquisitions of businesses, products or technologies;

   o  our belief that we can attract customers in a cost-efficient manner;

   o our belief that current or future litigation will likely not have a material adverse effect on our business;

   o the ability of our online marketing campaigns to be a cost-effective method of attracting customers;

   o our belief that we can internally develop cost-effective branding campaigns;

   o the results of upgrades to our infrastructure and the likelihood that additional future upgrades can be implemented without disruption of our business;

   o our belief that we can maintain or improve upon customer service levels that we and our customers consider acceptable;

   o our belief that our information technology infrastructure can and will support our operations and will not suffer significant downtime;

   o statements about our community site business and its anticipated functionality;

   o our belief that we can maintain inventory levels at appropriate levels despite the seasonal nature of our business; and,

   o our belief that we can successfully offer and sell a constantly changing mix of products and services.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND AND CORPORATE INFORMATION
------------------------------------

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

We changed our name to MediaNet Group Technologies, Inc., in May, 2003.

In June, 2005, we changed the name of our subsidiary, Brand-A-Port to BSP Rewards, Inc. to better reflect our focused business endeavors.

OVERVIEW
--------

The operations of MediaNet Group Technologies, Inc. have been carried on through wholly owned subsidiaries. As used herein, the "Company" refers to MediaNet Group Technologies, Inc. and its wholly owned subsidiaries. The Company's operations included the design, development and marketing of (1) branded loyalty programs, and (2) branded websites..

The Company operations were split among two subsidiaries:

   1. BSP Rewards

   2. Memory Lane Syndication- currently inactive

The Company has decided to concentrate its focused efforts in our main subsidiary, BSP Rewards. Its Memory Lane Subsidiary is currently inactive and has had limited revenue during 2008 and 2007.

BSP Rewards                This subsidiary, BSP Rewards, provides private
                           branded loyalty and reward web malls and programs to both for-profit and not-for-profit companies and organizations and for online and in-store merchants.
                           The program is designed as a shopping service through which members receive rebates (rewards) on purchases of products and services from participating merchants. These rewards earned may be accumulated by the member and may be used to purchase gift cards, donate to a charity, or loaded onto a debit

                           MasterCard by which they can make additional purchases from any participating merchant in the program or anywhere in the world that debit MasterCard t cards are accepted. The BSP program is proprietary to the Company.

Memory Lane Syndication    Through this subsidiary, in 2005 we acquired
                           ownership of 130 color episodes of the 1970's Howdy
                           Doody television show. Subsequently, in 2005, we produced a combination CD/DVD known as Songs From The
                           Neighborhood / The Music of Mister Rogers. This subsidiary is currently inactive.

BSP REWARDS

BSP Rewards is a loyalty and rewards program designed as a shopping service through which members receive rebates (rewards points) on purchases of products and services from participating merchants. These rewards act as a common currency that may be accumulated and used to make purchases of gift cards, donate to a charity, or loaded onto a debit MasterCard by which they can make additional purchases from any participating merchant in the program. Additionally, once the loyalty points are loaded on the MasterCard, the consumer can utilize this debit card at any merchant where the debit MasterCard is accepted.

The BSP Rewards program is a web based retail mall concept. Retail sellers of goods and services who join in the program as participating merchants agree to pay rebates to us for our members who purchase goods and services through the program at their individual web stores. We collect all rebates paid by participating merchants and retain a portion as our fee for operating the program. Another portion of the rebate (generally one-half), is designated as a "reward" earned by the member who made the purchase. A portion of the Company's rebate is paid to the organization or company which enrolled the member in the program.

At the present time, when a member elects to redeem all or any portion of the rewards which he or she has accumulated, the member must purchase gift cards online that are redeemable at participating merchants or load their reward points onto our stored value MasterCard or participating affiliated cards that can be utilized at online and in-store merchants for redemption. The BSP debit card allows the reward points to be loaded on the card and spent like cash at participating merchants and anywhere debit MasterCard is accepted.

Member Providers are companies, organizations and groups that enroll their employees or members in the BSP Rewards program. The program is sometimes offered free to member providers who auto-enroll their member base. Member provider agreements provide that the organization will normally enroll their members for free or nominal amount and BSP shall pay to the member providers a percentage of the rewards earned by the members that each member provider enrolls in the program. A member provider only earns a percentage if the members enrolled actually earn rewards through the program.

Presently, our marketing program is focusing on groups or organizations that have the potential of enrolling large numbers of members. Major membership clubs and organizations, credit and stored value card users. Having the capability of quickly expanding the BSP membership base to their large participating groups, would greatly enhance our potential membership and revenue streams. To extend our presence in these markets and others, we would require substantial working capital prior to enhancing marketing efforts directed at larger organizations as such efforts can be time consuming and costly.

OUR INDUSTRY

We classify our business operations as a member of the loyalty, on line shopping mall, and rewards sector, and marketing services, each of which are fragmented and diverse industries. While the industry consists of many companies and organizations that provide loyalty and rewards in various means and fashions, few offer a complete package. There are many other similar businesses; however, most others do not include many of the features and benefits that we do including offering a stored value debit card and continuous email communications with members. It requires significant time and resources to develop a mature, flexible, broad-based platform and to attract and market the program to a wide variety of business segments. We are of the opinion that 85% of our operating model is executed by other related businesses, however, not all 85% can be found in one program or platform and the other 15% is proprietary to BSP Rewards. The benefit of creating a viable and valuable rewards and shopping mall program in today's environment is due to an ongoing shift towards online shopping versus traditional brick and mortar shopping. Today's consumers are looking to save wherever and whenever possible, particularly on their everyday shopping needs, including gas, grocery, apparel and office supplies.

COMPETITION

We private brand our web mall program for companies, organizations and associations with features that include, but is not limited to, their logo and corporate image, cross links between the mall and their own corporate websites where the end user associates the website with the host brand. Our competition includes other established loyalty/rewards companies, service provider that aggregate affiliate network merchants and existing web portals. While some competitors offer a private branded rewards program, most do not offer all of the features as BSP, including our redemption option through a stored value MasterCard, cross marketing applications and customer communications. We intend to compete on the basis of pricing and speed to market, ease of use, our platform and the number of features available in our proprietary BSP Rewards application.

MARKETING AND STRATEGY

Our target markets for sales of our BSP Rewards program include small, medium and large sized companies, organizations and associations that will be able to utilize our rewards mall platform for a variety of uses including, but not limited to, loyalty, continuity, customer acquisition and retention and for fundraising applications.

This potential market includes membership clubs, non-profit organizations, alumni associations, retailers and corporations, marketing alliance partners, credit and debit card issuers and network marketing companies.

We market our products and services primarily through third party marketing partners who are paid on a commission basis. The marketing partners representing our services are companies that already have an existing channel relationships. We have signed a number of marketing partner agreements which are non-exclusive and we anticipate that we will sign agreements with additional representatives in the future. The Agreements, which generally have a term of one year with automatic one-year renewals, provide for the payment by the Company of a commission based on BSP rewards earned by members that are signed into the program through the marketing partner.

The Company sometimes pays a commission for any products and internet portals sold on behalf of the Company and a commission for hosting fees paid to the Company by buyers of malls or websites as a result of the activities of the marketing partner. In some instances, we also allow clients for whom we have built portals to act as resellers. As of the date of this report, the marketing agreements have not resulted in any significant revenues.

We anticipate that the organizations that enroll members also become involved with the BSP Rewards program will devote a portion of their advertising and marketing funds to the branded program . We, in turn, will help to develop customer awareness of our products and services as well as enhance usage of the program

Part of the marketing strategy for the BSP Rewards mall program is to continue to maintain and operate various demonstration sites designed for specific industries. We do not typically earn revenue from the operation of these sites, but we use them to demonstrate to potential clients the types of features which are available through BSP.

Developing market acceptance for our existing and proposed projects will continue to require substantial marketing and sales efforts and the expenditure of a significant amount of funds to inform potential member providers and strategic marketing partners of the benefits and advantages of Company products and services and to achieve name recognition. There can be no assurance that we will be able to further penetrate existing markets on a wide scale basis.

Currently, the main marketing efforts of the Company are directed towards the BSP Rewards program. We look for clients who have the ability to quickly expand the BSP membership base to a much greater participating group, which would greatly enhance our potential revenue stream through the utilization of our internet mall.

OUR CHALLENGES

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks as discussed more fully in the section titled "Risk Factors," including for example:

   o any failure to expand our operations and web presence to sufficiently meet our customers' demands and our ability to attract new clients;

   o any inability to effectively manage rapid growth and accurately project market demand for our product offerings;

   o  risks associated with future investments or acquisitions;

   o economic, political, regulatory, legal and foreign exchange risks associated with web-based enterprises;

   o  any loss of key members of our senior management; and,

   o  unexpected changes in economic situations or legal environment.

You should read and consider the information set forth in "Risk Factors" and all other information set forth in this filing.

                   SUMMARY CONSOLIDATED FINANCIAL INFORMATION

The following table sets forth a summary of the financial data for MediaNet Group Technologies, Inc. and subsidiaries at December 31, 2008 and 2007. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Report.

                                                             Year Ended
                                                            December 31,
                                              2008            2007 (1)
                                          -----------       ------------

Revenues ...........................      $ 2,655,173       $ 1,178,185
Operating expenses .................        1,053,688         1,068,749
Operating ( loss) ..................         (838,316)         (977,793)
Income taxes .......................                0                 0
Net (loss) .........................         (837,947)         (977,071)
Loss per share - basic and diluted .            (0.04)            (0.08)
Working capital (deficit) ..........         (343,777)         (111,525)
Current assets .....................          171,790           293,404
Total assets .......................          181,790           308,869
Current liabilities ................          515,567           404,929
Total liabilities ..................          515,567           404,929
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         (333,777)          (96,060)

(1) 2007 classifications are changed to conform to 2008 classifications

OUR ADDRESSES

The address of MEDG's principal executive office is 5100 West Copans Road, Ste 810, Margate, FL 33063, and our telephone number is (954) 974-5818. We maintain a website at www.medianetgroup.com that contains information about us, but that information is not a part of this Annual Report.

ITEM 1A. RISK FACTORS

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

Our success will be largely dependent upon the efforts of Mr. Martin Berns. Mr. Berns has an employment agreement with the Company through December 31, 2009 at an annual base salary of $52,000, plus normal fringe benefits. Additionally Mr. Berns may receive, from time to time, bonuses as determined by the Board of Directors.

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

THE PORTIONS OF OUR BUSINESS WHICH ARE RELATED TO REWARD PROGRAMS, ONLINE COMMERCE AND THE INTERNET ARE VERY COMPETITIVE. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY COMPETE IN THOSE MARKETS, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO ACHIEVE OR SUSTAIN PROFITABILITY.

The online commerce market is rapidly evolving and intensely competitive. We expect competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new web sites at a relatively low cost. There are a multitude of "brand your own web site" companies and software products available and every site on the web will compete for attention with those which we create and maintain on behalf of our customers. In addition, all categories of the Internet and rewards industries are intensely competitive. There are many loyalty/reward programs covering virtually every industry and product. These programs range from individual retail establishments to major corporations, to branded reward programs. Although we believe we can establish a niche as a provider of high quality portals and rewards program, we will still be competing for funding and will face intense competition from many other entities with greater experience and financial resources than we have. As a result, there can be no assurance that we will be able to compete successfully to the extent necessary to significantly expand our business and achieve profitability.

THE INTERNET AND ONLINE COMMERCE INDUSTRY ARE CHARACTERIZED BY RAPID TECHNOLOGICAL CHANGE. WE MAY BE UNABLE TO COMPETE SUCCESSFULLY OR TO REMAIN COMPETITIVE UNLESS WE ARE ABLE TO DEVELOP NEW PRODUCTS OR ADAPT EXISTING PRODUCTS TO NEW TECHNOLOGIES. IF WE ARE UNABLE TO DO SO, IT WOULD ADVERSELY AFFECT OUR ABILITY TO REACH OR MAINTAIN PROFITABILITY.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the web malls and Internet portals we market and sell. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences and frequent product and service introductions.

If competitors introduce products and services embodying new technologies or if new industry standards and practices emerge, then our existing web sites, proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

   o license and/or internally develop leading technologies useful in our business;

   o  enhance our existing services;

   o develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers; and,

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

OUR RAPID EXPANSION COULD SIGNIFICANTLY STRAIN OUR RESOURCES, MANAGEMENT AND OPERATIONAL INFRASTRUCTURE WHICH COULD IMPAIR OUR ABILITY TO MEET INCREASED DEMAND FOR OUR PRODUCTS AND HURT OUR BUSINESS RESULTS.

To accommodate our anticipated growth, we will need to expend capital resources and dedicate personnel to implement and upgrade our accounting, operational and internal management systems and enhance our record keeping and contract tracking system. Such measures will require us to dedicate additional financial resources and personnel to optimize our operational infrastructure and to recruit more personnel to train and manage our growing employee base. If we cannot successfully implement these measures efficiently and cost-effectively, we will be unable to satisfy the demand for our products, which will impair our revenue growth and hurt our overall financial performance.

IF WE CANNOT KEEP PACE WITH MARKET CHANGES AND PRODUCE IMPROVED WEB SITES WITH NEW TECHNOLOGIES IN A TIMELY AND COST-EFFICIENT MANNER TO MEET OUR CUSTOMERS' REQUIREMENTS AND PREFERENCES, THE GROWTH AND SUCCESS OF OUR BUSINESS WILL BE HINDERED.

The Internet market is characterized by increasing demand for new and advanced technologies, evolving industry standards, intense competition and wide fluctuations in product supply and demand. If we cannot keep pace with market changes and produce web site products incorporating new technologies in a timely and cost-efficient manner to meet our customers' requirements and preferences, the growth and success of our business will suffer.

From time to time, new products, product enhancements or technologies may replace or shorten the life cycles of our products or cause our customers to defer purchases of our existing products.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THE OPERATING EFFECTIVENESS OF OUR INTERNAL CONTROLS ATTESTED TO BY OUR INDEPENDENT AUDITORS.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the Company's internal controls over financial reporting in their annual reports, including Form 10-K. We are subject to this requirement commencing with our fiscal year ending December 31, 2007 and a report of our management is included under Item 9A of this Annual Report on Form 10-K. In addition, SOX 404 requires the independent registered public accounting firm auditing a company's financial statements to also attest to and report on the operating effectiveness of such company's internal controls. However, this annual report does not include an attestation report because under the current law, we will not be subject to these requirements until our annual report for the fiscal year ending December 31, 2009. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

OUR OPERATING RESULTS MAY FLUCTUATE.

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

   o  our ability to retain an active user base, attract new users, and ;

   o  our ability to increase activity of the users of our web malls;

   o the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

   o general economic conditions, including higher inflation, the possibility of a recession in the U.S. and interest rate fluctuations, as well as those economic conditions specific to the Internet and ecommerce industries;

   o regulatory and legal actions imposing obligations on our businesses or our users;

   o the actions of our competitors, including the introduction of new sites, services, products and technologies

   o consumer confidence in the safety and security of transactions using our websites or technology;

   o the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

   o our ability to develop product enhancements, programs, and features at a reasonable cost and in a timely manner;

   o our ability to upgrade and develop our systems, infrastructure, and customer service capabilities;

   o technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

   o our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations and banks;

   o our ability to attract new personnel in a timely and effective manner and to retain key employees; and,

   o continued consumer acceptance of the Internet as a medium for commerce and communication in the face of increasing publicity about fraud, spoofing, phishing, viruses, spyware, and other dangers of the Internet.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

THE MARKET PRICE OF OUR COMMON STOCK IS VOLATILE, LEADING TO THE POSSIBILITY OF ITS VALUE BEING DEPRESSED AT A TIME WHEN YOU WANT TO SELL YOUR HOLDINGS.

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2008 and December 31, 2008, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $0.04 and $0.27. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

   o our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

   o changes in financial estimates by us or by any securities analysts who might cover our stock;

   o  speculation about our business in the press or the investment community;

   o significant developments relating to our relationships with our customers or suppliers;

   o stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the web-based industry;

   o  customer demand for our products;

   o  general economic conditions and trends;

   o  major catastrophic events;

   o changes in accounting standards, policies, guidance, interpretation or principles;

   o  loss of external funding sources;

   o sales of our common stock, including sales by our directors, officers or significant stockholders; and,

   o  additions or departures of key personnel.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

WE DO NOT INTEND TO PAY DIVIDENDS ON SHARES OF OUR COMMON STOCK FOR THE FORESEEABLE FUTURE.

We have never declared or paid any cash dividends on shares of our common stock. We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

ITEM 2.  PROPERTIES

As of December 31, 2008, the Company leased approximately 2,784 sq. ft. of office space from an unaffiliated third party.

The term of the lease, which is for two year starting in 2008 is as follows:
$4,203 per month for the first twelve months, and $4,335 per month for the last twelve months.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No known director, officer or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during 2008.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR COMMON STOCK
---------------------------

Our common stock is quoted on the Over The Counter Bulletin Board (OTCBB) under the symbol "MEDG." The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                  CLOSING BID PRICES (1)
                                  ----------------------
                                     HIGH         LOW
                                     ----         ---
YEAR ENDED DECEMBER 31, 2008
1st Quarter ................         $.27        $.13
2nd Quarter ................          .22         .15
3rd Quarter ................          .22         .13
4th Quarter ................          .16         .04

YEAR ENDED DECEMBER 31, 2007
1st Quarter ................         $.50        $.19
2nd Quarter ................          .25         .15
3rd Quarter ................          .16         .05
4th Quarter ................          .19         .06

(1) The above tables set forth the range of closing prices per share www.yahoo.com for the periods indicated.

REPORTS TO STOCKHOLDERS
-----------------------

Our shareholders, through our filings on the web, including www.sec.gov,can review all of our period reporting requirements of the Exchange Act including our annual report for December 31, 2008 and December 31, 2007.

APPROXIMATE NUMBER OF HOLDERS OF OUR COMMON STOCK
-------------------------------------------------

On December 31, 2008, there were approximately 266 stockholders of record of our common stock.

DIVIDEND POLICY
---------------

We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of income data for the years ended December 31, 2008, and 2007 and balance sheet data as of December 31, 2008, and 2007 are derived from our audited consolidated financial statements included elsewhere in this Report.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                 YEAR ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA:                   2008              2007 (1)
                                            ------------       ------------

Sales revenue: .......................      $  2,655,173       $  1,178,185
Cost of sales ........................         2,439,801          1,087,229
Gross profit .........................           215,372             90,956
Expenses:
   Selling and Administrative expenses           838,195            787,389
   Consulting Fees (1) ...............           215,493            180,033
   Other .............................                 0            101,357

      Total expenses .................         1,053,688          1,068,749

Loss from Operations .................          (838,316)          (977,793)
Interest Income ......................               369                722
Net Loss .............................      $   (837,947)      $   (977,071)

Loss per Share - basic and diluted ...              (.04)              (.08)

Weighted average number of shares
 outstanding - basic and diluted .....        19,096,982         12,273,833

(1) 2007 classifications are changed to conform to 2008 classifications

                                                     DECEMBER 31,
BALANCE SHEET DATA:                             2008              2007 (1)
                                            ------------       ------------
Cash and cash equivalents ............      $     45,390       $    255,580
Working capital (deficit) ............          (343,777)          (111,525)
Total assets .........................           181,790            308,869
Total current liabilities ............           515,567            404,929
Long term liability ..................                 0                  0
Total liabilities ....................           515,567            404,929
Total stockholders' equity (deficit) .          (333,777)           (96,060)

(1) 2007 classifications are changed to conform to 2008 classifications

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

OUR CORPORATE HISTORY

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

On May 22, 2003 we changed our name to MediaNet Group Technologies, Inc.

All of our current operations are carried on through BSP Rewards, Inc. and Memory Lane Syndication, Inc., our two (2) wholly owned subsidiaries.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note 1:
Summary of Significant Accounting Policies." The following tables reflect the operations of the Company's reportable segments:

                                                      December 31,
                                                2008               2007
                                            ------------       ------------
Revenues
   Gift Cards ........................      $  2,241,203       $    934,642
   Loyalty Points-commissions ........           283,187            119,675
   Web Design / Maintenance / hosting            122,884             97,682
   Other .............................             7,899             26,186
           Total Gross Revenues ......         2,655,173          1,178,185

Cost of Sales
   Gift Cards ........................         2,192,001            936,090
   Loyalty Points ....................           220,361            110,569
   Web Design / Maintenance / hosting             25,026             31,811
   Other .............................             2,414              8,759
          Total Cost of Sales ........         2,439,801          1,087,229

RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

COMPARISON OF 2008 AND 2007 (Fiscal Year Ended December 31, 2008 as compared to Fiscal Year Ended December 31, 2007)

SALES REVENUES

STATEMENT OF OPERATION ITEMS
----------------------------

For 2008, we had revenues from operations of $2,655,173, and a loss from operations of $(838,316). For 2007, we had revenues from operations of $1,178,185, and a loss from operations of $(977,793.)

   o  GIFT CARD sales increased $1,306,561, or 140%, to $2,241,203 in 2008 compared to $934,642 for the fiscal year ended 2007. The increase is primarily attributable to a larger assortment of gift cards to choose from and additional members purchasing in our web mall.

   o LOYALTY POINT revenues increased $163,512, or 137%, to $283,187 compared to $119,675 for the fiscal year ended 2007. The increase is primarily a direct result of increased merchant participation, an increase in members shopping at online merchants and increase in our membership base.


   o WEB DESIGN / MAINTENANCE / HOSTING increased $25,202, or 26%, to $122,884 in 2008 compared to $97,682 for the fiscal year ended 2007. The increase is primarily attributable to building our base as we obtain new web mall clients.

   o OTHER decreased $18,287, or 70%, to $7,899 compared to $26,186 for the fiscal year ended 2007. This decrease is primarily attributable to the dormant aspect of our media and entertainment properties, Memory Lane Syndication, Inc.

COST OF SALES of gift cards increased in 2008 to $2,192,001 from $936,090 in 2007 as a direct result of the increase in revenues from the sale of gift cards. In order for us to increase our gift card sales, we carried a larger inventory and variety to accommodate consumer demands.

COST OF SALES of loyalty points increased in 2008 to $220,361 from $110,569 in 2007 as a direct result of the increased of revenues of web mall.

COST OF SALES of web design/maintenance decreased in 2008 to $25,026 from $31,811 in 2007 as a direct result of the increased efficiencies and cost reductions.

OPERATING EXPENSES for the fiscal year ended December 31, 2008, were $1,053,688, compared to $1,068,749 for the fiscal year ended December 31, 2007, a net decrease of $15,061. The net decrease was a direct result of not having the 2007 impairment loss of $101,327,the increased in consulting fees of $35,460, increase in loyalty marketing of $27,930,increase in shipping of $21,061, due to increase sales of gift cards, and increase in other expenses of $1,815..

Balance Sheet Items
-------------------

LOYALTY POINTS PAYABLE for the fiscal year ended December 31, 2008, were $133,773, compared to $138,046 for the fiscal year ended December 31, 2007, a decrease of $4,273. The decrease was a direct result of consumer increasing their loading of points onto their debit MasterCard cards. This results in the Company making more direct cash payments to members and a concomitant reduction in the liability to members. At December 31, 2008, we did not segregate, in a voluntary account any amounts as compared to $25,000 at December 31, 2007.This segregated amount is purely a discretionary segregation of funds, without any security interests, legal or contractual obligation which is used to make payments onto the members debit Master Card cards. This segregated account is at the total discretion and determination of the Board of Directors and from time to time the amount increases or decreases.

ACCRUED LIABILITIES FOR PROFESSIONAL EXPENSES for the fiscal year ended December 31, 2008, were $153,936, compared to $185,264 for the fiscal year ended December 31, 2007, a decrease of $31,328. The decrease was a result of less expense activity during 2008 as a result of the postponement of compliance with the Sarbane-Oxley Act of 2002 as compared to 2007.

ACCOUNTS PAYABLE AND NOTE PAYABLE to related party increased by $132,500 for the year ended December 31, 2008. The increase was the result of working capital requirements by the Company.

DEFERRED REVENUE results from customers who pay for services in advance, such as quarterly, or annually. The Company records the initial payment in deferred revenue and then recognizes in each subsequent month that proportion which is provided in services. As of December 31, 2008, deferred revenue amounted to $20,540 compared to $79,535 at December 31, 2007.

RECENT PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact, if any, for the adoption of SFAS No.159 on its financial statements.

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised
2008), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its financial statements.

(a.) SFAS No. 141 (R) requires an acquiring entity in a business combination to:
(i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and
(iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report non-controlling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent's equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent's ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

(c) SFAS No. 161 expresses concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivatives and hedging activities effect an entity's financial position, financial performance and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of evaluating the impact, if any, on SFAS 161 and does not anticipate that the adoption of these standards will have any impact on its financial statements.

(d) SFAS 162, identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).

The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.

The Board believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the Board concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.

This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is in the process of evaluating the impact, if any, of SFAS 162 and does not anticipate that the adoption of these standards will have any impact on its financial statements.

The Board does not expect that this Statement will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this Statement results in a change in practice. The Company is in the process of evaluating the impact, if any, on SFAS 162 and does not anticipate that the adoption of these standards will have any impact on its financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had cash and cash equivalent of $45,390. The following table provides detailed information about our net cash flow for December 31, 2008 and December 31, 2007.

                             STATEMENT OF CASH FLOW

                                                       Years ended December 31,
                                                          2008           2007
                                                       ---------      ---------

Net cash( required) in operating activities ......     $(640,278)     $(528,027)
Net cash provided by financing activities ........       455,088        621,832
Net cash flow (deficit) ..........................      (185,190)        77,234

To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through debt and equity transactions with management and through equity private placements. However, until operating revenues increase significantly, we will continue to seek outside funding for the purpose of accelerating the expansion of our operations. Without receiving any additional capital investment management believes we will be unable to continue current business operations, and continue the current gradual expansion of our operations.

PLAN OF OPERATIONS

Our primary focus is to develop our BSP Rewards business. It has taken us longer than anticipated to implement our expansion plan because of several factors including the delay of launching several major programs for which we have signed contracts. The delays are outside of our control and the timing for which our clients are responsible. The expansion of our operations is dependent on obtaining outside financing and working capital. During 2008, we experienced a difficult market based on economic conditions as compared to 2007 to obtain financings and equity for expansion of our operations. Additionally, the client that we have and are trying to attract (corporations, affinity groups and non-profits) were also feeling the effects of the economic environment in 2008 which affected the timing of executing and fulfilling contracts.

The primary operations of the Company are focused on the Branded Loyalty Rewards segment of the business. The efforts are concentrated on (1) Building the Online merchant network, (2) The participating Gift Card merchants, (3) Layering the BSP platform onto credit, debit and prepaid cards, (4) Increasing the member base, (5) Increasing transactions and fees, (6) Signing additional private branded mall clients.

We are aware that the economic condition has slowed operations substantially in 2008 and we anticipate this continuing through 2009 and that the U.S. economy is currently in a state of uncertainty. In addition, we are aware that business trends relative to the Internet are constantly changing. The combination of changing trends relative to the Internet and uncertainty regarding economic growth could have a material impact on our short-term or long-term liquidity or revenues or income from operations.

OUR BUSINESS

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under "Special Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Section 1A under the heading "Risk Factors" and elsewhere in this Form 10-K.

OUR MARKET PRESENCE

We engage in the design, development and sale of Private Brand Internet malls to parties whereby our platform is private branded. Our clients promote our Internet malls and offer the program to their own customer base, whereby we share, in the commissions earned through purchases made at the over 750 participating merchants and gift cards. Additionally, we host, maintain and provide full administration for our client's private branded malls.

   o WEB MALLS. We have established relationships with merchants, distributors and reps for over 750 merchants including over 100 gift card providers. In essence, this aggregation of merchants has been progressing over years whereby we have one of the largest merchant malls on the Internet. The participating merchants pay a commission on the customer's sales we send and are consummated. We share in those rebates with our customers, and sometimes with our clients and the members who make the purchases. The merchants in the mall are some of the best known and biggest retailers in the world and change from time to time as we increase or decrease our relationships.

   o MAINTENANCE AND HOSTING. We host and maintain private branded web malls for which we normally receive an upfront fee for the building and/or creation of web malls and a monthly maintenance fee to host and maintain. Additional fees may occur if our clients request customization.

OUR EMPLOYEES

Presently, we have 10 full time employees plus outside independent representatives, and consultants. The Company has an employment agreement with Martin A. Berns, Chief Executive Officer and Director. The Company also has consulting arrangements with a Director who performs marketing services for the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of December 31, 2008 and 2007 begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGE IN ACCOUNTANTS

On October 10, 2008, our Board of Directors approved the dismissal of Child, Van Wagoner & Bradshaw, Pllc. as our independent auditor.

No accountant's report issued by Child, Van Wagoner & Bradshaw, Pllc. on the financial statements for December 31, 2007 or 2006 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of us to continue as a going concern.

During the fiscal years ended December 31, 2007 and 2006, there were no disagreements with Child, Van Wagoner & Bradshaw, Pllc. on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(v) of Regulation S-K.

We furnished a copy of this disclosure to Child, Van Wagoner & Bradshaw, Pllc. and requested Child, Van Wagoner & Bradshaw, Pllc. to furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by us herein in response to Item 304(a) of Regulation S-K and, if not, stating the respect in which it does not agree. A copy of the letter was filed on Form 8-K, filed on October 10, 2008, as amended.

On October 10, 2008, our Board of Directors approved the engagement of Lake & Associates CPA LLC as the Company's independent auditor and independent registered public accounting firm. Until the appointment, there was no prior relationship between the Company and Lake & Associates CPA LLC. On October 15, 2008, we executed into an engagement letter with Lake & Associates CPA LLC.

ITEM 9A. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported accurately within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (pursuant to Exchange Act Rule 13a-15). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of such date. The conclusions of the CEO and CFO from this evaluation were communicated to the Audit Committee.

         Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management has concluded that our internal control over financial reporting was effective at December 31, 2008.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Set forth below are the names of our directors, officers and significant employees, their ages, all positions and offices that they hold with us, the period during which they have served as such, and their business experience during at least the last five years. The Directors will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified. Executive officers will serve at the Board's discretion.

The names, ages and titles of our Executive Officers and Directors as of December 31, 2008 are as follows:

NAME                AGE    POSITION                                    COMMITTEE
----------------    ---    ----------------------------------------    ---------
Martin A. Berns     72     Chairman of the Board of Directors & CEO
Eugene H. Berns     72     Director                                    (1)
Thomas C. Hill      50     Director, Director of Operations            (1)
Robert Hussey       59     Director                                    (1) (**)
Bruce Hollander     70     Director
Brent Gephart       37     Director
Alfred Fernandez    46     Chief Financial Officer

1- Audit Committee
** Indicates Chairman of the Committee

Officers generally hold their positions at the pleasure of the Board of Directors, absent any employment agreement.

BIOGRAPHICAL INFORMATION

MARTIN A. BERNS has been Chairman and Chief Executive Officer of the Company since January 2003 and a co-founder of our company. He has been a Director and Chief Executive Officer of the Company since its organization.. Mr. Berns has been the chief architect of the Company's business plan, business model and BSP Rewards program.

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

EUGENE H. BERNS has served as a Director of the Company since January 2003. Mr. Berns serves as President of Housing Marketing Team, a marketing consultation company whose services include local and national housing industry trend analysis, individual and multiple community marketing programs. He served twenty-three (23) years as Vice President of Sales and Marketing and as a member of the Board of Directors for one of South Florida's largest American Stock Exchange community builders. Additionally, he held many leadership positions in the housing industry, including past President of the Gold Coast Builders Association, and currently serves on many state and national committees. He is the recipient of numerous industry awards.

THOMAS C. HILL was elected a Director of the Company on January 31, 2005. Mr. Hill has been the President of Xcel Marketing Group since January 2003. From February 1999 to December 2002, Mr. Hill was the Executive Vice President of Xcel Marketing Group which develops loyalty marketing solutions for the hospitality, media and financial industries. Previously, as a co-founder of Gusto Marketing, he was responsible for all aspects of marketing and business development for this newspaper media industry rewards/loyalty program. Earlier in his career, Mr. Hill served as the Marketing Director for The Miami Herald, one of Knight-Ridder's leading newspapers.

ROBERT F. HUSSEY was elected a Director of the Company effective January 23, 2007. Mr. Hussey is a private equity investor. Mr. Hussey currently serves as a Director of Axcess International, Inc.and Digital Lightwave, Inc. Mr. Hussey also serves on the Board of HC Wainright & Co., World Racing Group Inc. and on the Board of Advisors for Argentum Capital Partners. From 1991 through 1996, Mr. Hussey served as President, CEO and Director of Metro Vision of North America. From 1984 through 1991, Mr. Hussey was Founder, President, CEO and Director of POP Radio Corp. Prior to POP Radio, Mr. Hussey worked at Grey Advertising, Inc., E.F. Hutton and American Home Products, Inc. Mr. Hussey received a B.S. in Business Administration from Georgetown University and an MBA in International Business from George Washington University.

BRUCE L HOLLANDER was elected a Director of the Company effective November 15, 2007. He is a retired Chairman of the Board, Chief Executive Officer and President of BioLok International Mr. Hollander was President and Chief Executive Officer of BioLok since 1996, and Chairman of the Board of Directors since 1998. Mr. Hollander was sole owner of Lion Wines and Spirits, a Florida beverage distributor from 1991 to 1995; and President of B.L. Hollander & Associates, a business consultant to a number of companies, including Kohlberg, Kravis, Roberts & Co., from 1982 to 1984. Prior to 1982 he was an executive with Incom\ International, Rockwell International and General Electric. Mr. Hollander received a BSIE from the Pratt Institute, a MSEM from Union College (GE - Co-op.) and is an APICS certified fellow.

BRENT GEPHART was elected a Director of the Company effective November 15, 2007. He is presently CEO and President of Card Processing Consultants, Inc., which act as consultants for Fortune 100 banks including Fiserv, merchant processing companies and Fortune 500 companies. His company is a Registered MSR/ISO for Royal Bank of Scotland. Prior to that, he served as COO and Executive Vice President Sales and Marketing for Financial Services for Innuity, Inc. where he developed strategic partnerships with stored value debit card issuers and developed the companies own private label stored value issuing program. He developed offshore banking and acquiring relationships for U.S. merchants pursuing offshore incorporations (IBC's) in the E.U. and L.A.C.R. Mr. Gephart also served as Executive Vice President U.S. Corporate Strategy and Alternative Distribution for Moneris Solutions, Inc and was previously Director of Marketing and Director of Corporate Strategy for Chase Merchant Services, the acquiring division of J.P. Morgan Chase. Additionally, Mr. Gephart attended Visa Bankcard Management School at Harvard University.

ALFRED FERNANDEZ is Chief Financial Officer, Corporate Secretary and Controller of MediaNet Group Technologies, Inc., the Registrant, effective July 2, 2007. From 2004 to May 2007, Mr. Fernandez served as Chief Financial Officer of Money Express Financial Corp., an international money service company. From 2002 to 2004 he served as a Divisional Controller at Ivax Corporation. Prior to 2002, Mr. Fernandez held the position of Chief Financial Officer at Girosol Corp. He has served in the position of Controller and Chief Financial Officer for over 15 years. Mr. Fernandez is an active CPA and has a J.D. from Seton Hall University.

There are no agreements or understandings for any of our Executive Officers or Directors to resign at the request of another person, and no Officer or Director is acting on behalf of nor will any of them act at the direction of any other person.

BOARD COMPOSITION AND MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors is currently composed of six members: Martin A. Berns, Eugene H. Berns, Thomas C. Hill, Robert Hussey, Bruce Hollander and Brent Gephart. All actions of the Board of Directors require the approval of a majority of the Directors in attendance at a meeting at which a quorum is present. Through year ending 2008, our Board of Directors met in person three
(3) times.

COMMITTEES

Our Board of Directors currently has one committee standing. The Audit Committee is comprised entirely of independent directors. From time to time, the Board of Directors may establish other committees.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our audit committee consists of three members: Eugene H. Berns, Thomas C. Hill, Robert Hussey, each of whom is "independent" as that term is defined under the SEC Rules. Our audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Hussey serves as our audit committee financial expert as that term is defined by the applicable SEC rules.

INDEPENDENT DIRECTORS

Eugene H. Berns, Thomas C. Hill, Robert Hussey, Bruce Hollander and Brent Gephart are "independent" as that term is defined under the SEC Rules.

POLICY REGARDING BOARD ATTENDANCE

Our Directors are expected to attend Board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our Directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

DIRECTOR COMPENSATION

In 2008, we issued 50,000 common shares to each of our independent directors. Under the terms of the Indemnification Agreements, we agreed to indemnify the independent directors against expenses, judgments, fines, penalties or other amounts actually and reasonably incurred by the independent directors in connection with any proceeding if the independent director acted in good faith and in our best interests. It is our practice to reimburse our directors for reasonable travel expenses related to attendance at board of directors and committee meetings.

FAMILY RELATIONSHIPS

The only family relationships among our Directors or Officers is that of Eugene
H. Berns and Martin A. Berns, who are brothers.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Based solely upon a review of Form 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Security Exchange Act during the fiscal year ended December 31, 2008 and Forms 5 and amendments thereto furnish to us with respect to the fiscal year ended December 31, 2008 as well as any written representation from a reporting person that no Form 5 is required, we are aware that the following Board members failed to file reports on a timely basis. As disclosed on the aforementioned Forms, reports required by Section 16(a) of the Securities Act during the fiscal year ended December 31,2008, the following person failed to filed reports required by Sec 16 during 2008: Mr. Thomas C Hill failed to file reports covering 200,000 common shares. .

CODE OF ETHICS

In March 2004, we amended our code of business conduct and ethics and expanded the scope of the code of business conduct and ethics to cover the conduct of our business by all employees, officers and directors. We intend to maintain the highest standards of ethical business practices and compliance with all laws and regulations applicable to our business, including those relating to doing business outside the United States.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and Chief Financial Officer, for services during the last two fiscal years in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last two fiscal years.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION
NAME
AND PRINCIPAL                SALARY     OTHER FRINGE     RESTRICTED
POSITION            YEAR       ($)        BENEFITS      STOCK AWARDS      TOTAL
----------------    ----    --------    ------------    ------------    --------

Martin Berns        2008    $ 52,000       16,490          18,750       $ 87,240
Chairman, CEO       2007    $ 52,000       13,390               0       $ 65,390

Alfred Fernandez    2008    $ 75,000        3,850           7,750       $ 86,600
CFO                 2007    $ 37,480            0           6,000       $ 43,480

(1) Mr. Berns has an employment contract with the Company, commencing January 1, 2005 which was extended through December 31, 2009 at an annual salary of $52,000 per year, plus normal fringe benefits including, but not limited to, a car allowance and health benefits. During 2008, Mr. Berns received 150,000 restrictive common shares, 100,000 for being a member of the Board and 50,000 as additional compensation and 0 shares for the year ending December 31, 2007.

(2) Mr. Fernandez commenced his employment with the Company on July 2, 2007. Mr. Fernandez received 75,000 restricted shares for year ending December 31, 2008 and 75,000 restrictive common shares for year ending December 31, 2007. Mr. Fernandez annual salary is $75,000 plus normal benefits including, but not limited to, a car allowance and health benefits.

BONUSES AND DEFERRED COMPENSATION

We do not have any agreements to issue bonuses, deferred compensation or retirement plans. From time to time, the Board of Directors grants bonuses, stock issuances and other benefits.

CONSULTING ARRANGEMENTS

Mr. Hill, a Director, has a consulting arrangement with the Company pursuant to which he provides professional services on a month-to-month basis. For the fiscal year ended December 31, 2008 Mr. Hill's consulting company was paid $ 46,500 and $37,500 for 2007. As a Director, Mr. received 100,000 restrictive common shares for year ended December 31, 2008. Additionally, Mr. Hill's consulting company has signed a member provider with a web site agreement for the year ending December 31, 2008. As of December 31, 2008 no material revenues have resulted from this agreement.

STOCK OPTIONS

The Company has a stock option plan for key personnel covering 350,000 shares of common stock. The fair-value of the Company's stock based awards granted to employees, non-employee directors and consultants for the years ended December 31, 2008 and 2007 was estimated using the Black-Scholes option-pricing model. During 2007, an option covering 75,000 shares was issued to one director but said option was subsequently cancelled on September 18, 2007 by issuing shares for the same value as the stock option. The shares were issued at $0.08 per share. At December 31, 2008, there were no shares issued under this plan.

EMPLOYMENT CONTRACTS

Mr. Berns, Chairman and Chief Executive Officer, has an employment contract with the Company, commencing January 1, 2005 through December 31, 2009 at an annual salary of $52,000 per year, plus normal fringe benefits. Mr. Berns received for the year ended December 31, 2008, an additional 150,000 restrictive common shares as additional compensation, 100,000 as a Director and 50,000 as other compensation. From time to time, the Board of Directors is authorized to issue bonuses, stock awards and other fringe benefits.

We have granted equity-based awards to our named executive officers and directors, and we do not provide any retirement benefits or severance or change of control benefits to our named executive officers.

PAYMENT OF POST-TERMINATION COMPENSATION

The Company does not have change-in-control agreements with any of its executive officers, and the Company is not obligated to pay severance or other enhanced benefits to executive officers upon termination of their employment.

LIMITATION OF LIABILITY AND INDEMNIFICATION OF OFFICERS AND DIRECTORS

Our bylaws provide for the indemnification of our present and prior directors and officers or any person who may have served at our request as a director or officer of another corporation in which we own shares of capital stock or of which we are a creditor, against expenses actually and necessarily incurred by them in connection with the defense of any actions, suits or proceedings in which they, or any of them, are made parties, or a party, by reason of being or having been director(s) or officer(s) of us or of such other corporation, in the absence of negligence or misconduct in the performance of their duties. This indemnification policy could result in substantial expenditure by us, which we may be unable to recoup.

Insofar as indemnification by us for liabilities arising under the Securities Exchange Act of 1934 may be permitted to our directors, officers and controlling persons pursuant to provisions of the Articles of Incorporation and Bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy and is, therefore, unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

COMPENSATION DISCUSSION AND ANALYSIS

BACKGROUND AND COMPENSATION PHILOSOPHY

Our compensation philosophy and objective are simple and straightforward: our goal is to compensate our executives fairly for the services they provide. In 2008, we accomplished our goal by providing a base salary to our named executive officers, the amount of which was established and determined by our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2008 for (a) each of our directors, (b) each of our executive officers, (c) each stockholder known to be the beneficial owner of more than 5% of any class of the our voting securities, and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below. Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o MediaNet Group Technologies, Inc., 5100 West Copans Road, Suite 810, Margate, FL 33063.

NAME AND                             NUMBER OF SHARES
ADDRESS                             BENEFICIALLY OWNED          PERCENT OF CLASS
----------------                    ------------------          ----------------
Martin A. Berns (1)                     2,795,011                    13.6%
Eugene H. Berns (1)                       240,000                     1.2%
Thomas C. Hill (1)                        285,833                     1.49%
Robert Hussey (1)                         225,000                     1.1%
Brent Gephart  (1)                        800,000                     3.9%
Bruce L Hollander  (1)                    761,425                     3.7%
Alfred  Fernandez  (1)                    150,000                     0.7%
All officers and directors              5,257,269                    25.5%
 (7 persons)

(1) The person listed is an officer, a director, or both, of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, the Company borrows from officers and directors. At December 31, 2008, these loans were $152,500 and $0 at December 31, 2007.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Lake & Associates CPA LLC is the Company's independent registered public accounting firm engaged to examine the Company's consolidated financial statements for the fiscal year ended December 31, 2008. Child, Van Wagner & Bradshaw, Pllc. was the Company's independent registered public accounting firm engaged to examine the Company's consolidated financial statements for the fiscal year ended December 31, 2007.

FEES FOR THE FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007

AUDIT AND TAX FEES - Lake & Associates CPA LLC was paid or accrued an aggregate fee of approximately $30,000 for the accounting services and tax services for the year ending December 31, 2008. Child, Van Wagner & Bradshaw, Pllc was paid or accrued an aggregate fee of approximately $35,000 for the accounting services and tax services for the year ending December 31, 2007. These fees for accounting services included the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for the periods ended March 31, June 30, as well as September 30. Additionally, these fees included tax compliance, tax advice and tax planning.

ALL OTHER FEES. Lake & Associates CPA LLC and Child, Van Wagner & Bradshaw, Pllc were paid no other fees for professional services during the fiscal years ended December 31, 2008 and December 31, 2007.

BOARD OF DIRECTORS PRE-APPROVAL POLICIES AND PROCEDURES

Since the establishment of the Audit Committee, our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

                                     PART IV

ITEM 15. EXHIBITS

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

                                         MEDIANET GROUP TECHNOLOGIES, INC.

         Date: March 27, 2009            By: /s/ Martin A. Berns
                                             -------------------
                                             Martin Berns, Director and
                                             Chief Executive Officer

         Date: March 27,2009             By: /s/ Alfred Fernandez
                                             --------------------
                                             Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following directors on behalf of the registrant and in the capacities and on the dates indicated.

         Date: March 27, 2009            By: /s/ Martin A. Berns
                                             -------------------
                                             Martin A. Berns

         Date: March 27, 2009            By: /s/ Eugene H. Berns
                                             -------------------
                                             Eugene H. Berns

         Date: March 27, 2009            By: /s/ Robert F. Hussey
                                             --------------------
                                             Robert F. Hussey

         Date: March 27, 2009            By: /s/ Thomas C. Hill
                                             -------------------
                                             Thomas C. Hill

         Date: March 27, 2009            By: /s/ Bruce Hollander
                                             -------------------
                                             Bruce Hollander

         Date: March 27, 2009            By: /s/ Brent Gephart
                                             -------------------
                                             Brent Gephart

                                                         Lake & Associates CPA's

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Medianet Group Technologies, Inc. and Subsidiaries Coconut Creek, Florida

We have audited the accompanying consolidated balance sheet of Medianet Group Technologies, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of December 31, 2007 and for the year ended December 31, 2007 were audited by other auditors whose report dated April 7, 2008 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medianet Group Technologies, Inc. and Subsidiaries. (a Florida corporation) as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 3, the Company has incurred an operating loss and continues to incur losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA's LLC
Lake & Associates, CPA's LLC
Boca Raton Florida
March 19, 2009

                                                   20283 State Road 7 Suite #300
                                                        Boca Raton Florida 33498
                                                                    561-982-9874
                                                                Fax 561-982-7985

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2008 AND 2007

                                     ASSETS
                                                         2008           2007
                                                      -----------   -----------
Current assets
  Cash .............................................  $    45,390   $   255,580
  Accounts receivable - net ........................       34,058         3,931
  Note receivable ..................................       40,600             -
  Inventory ........................................       51,742        33,893
                                                      -----------   -----------
Total current assets ...............................      171,790       293,404
                                                      -----------   -----------

Property, plant & equipment
Computer equipment .................................       39,329        39,329
Accumulated depreciation ...........................      (31,128)      (25,964)
                                                      -----------   -----------
Net property, plant & equipment ....................        8,200        13,365

Other assets
Trademark - net ....................................        1,800         2,100
                                                      -----------   -----------
    Total other assets .............................        1,800         2,100
                                                      -----------   -----------

    Total assets ...................................  $   181,790   $   308,869
                                                      ===========   ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable .................................  $    54,818   $     2,084
  Accounts payable-related party ...................       20,000             -
  Accrued expenses .................................      153,936       185,264
  Loyalty Points payable ...........................      133,773       138,046
  Note payable- related party ......................      132,500             -
  Deferred revenue .................................       20,540        79,535
                                                      -----------   -----------
Total current liabilities ..........................      515,567       404,929
                                                      -----------   -----------

Stockholders' deficiency
  Common stock - $.001 par value, 50,000,000 shares
   authorized; 20,599,802 issued and outstanding
   and 17,560,802 issued and outstanding ...........       20,600        18,922
  Additional paid-in-capital .......................    5,644,701     5,147,756
  Stock subcription receivable .....................            -       (88,000)
  Treasury stock 1,360,834 shares at cost ..........            -       (13,608)
  Accumulated deficit ..............................   (5,999,078)   (5,161,130)
                                                      -----------   -----------
Total stockholders' deficiency .....................     (333,777)      (96,060)
                                                      -----------   -----------

Total liabilities and stockholders' deficiency .....  $   181,790   $   308,869
                                                      ===========   ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                          For the Years
                                                        Ended December 31,
                                                      2008             2007
                                                  ------------     ------------
Revenues
  Gift Cards .................................    $  2,241,203     $    934,642
  Loyalty Points-commissions .................         283,187          119,675
  Web Desig/Maintenance ......................         122,884           97,682
  Other ......................................           7,899           26,186
                                                  ------------     ------------
Total revenue ................................       2,655,173        1,178,185

Cost of sales
  Gift Cards & processing ....................       2,192,001          936,090
  Loyalty Points - commissions-
    Affiliates/Consumers .....................         220,361          110,569
  Web Desig/Maintenance ......................          25,026           31,811
  Other ......................................           2,414            8,759
                                                  ------------     ------------
Total cost of sales ..........................       2,439,801        1,087,229

Gross Income .................................         215,372           90,956

Operating expenses
  Consulting fees ............................         215,493          180,033
  Employee salaries & benefits ...............         483,748          481,655
  Loyalty program marketing ..................          27,930                -
  Impairment loss ............................               -          101,327
  Other operating expenses ...................         294,132          294,411
  Shipping and handling ......................          32,384           11,323
                                                  ------------     ------------
Total operating expenses .....................       1,053,688        1,068,749

    Loss from operations .....................        (838,316)        (977,793)

Other income (expense)
  Interest income ............................             369              722
                                                  ------------     ------------
Total other income (expense) .................             369              722
                                                  ------------     ------------

Net loss before income taxes .................        (837,947)        (977,071)

Provision for income taxes ...................               -                -
                                                  ------------     ------------

Net loss .....................................    $   (837,947)    $   (977,071)
                                                  ============     ============

Basic and diluted net loss per share .........    $      (0.04)    $      (0.08)
                                                  ============     ============

Weighted average number of
  common shares outstanding ..................      19,096,982       12,273,833
                                                  ------------     ------------

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                                                  MEDIANET GROUP TECHNOLOGIES, INC.
                                           STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                           FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
                                                                                  Paid in
                                                                                  Capital       Stock
                                          Common        Common       Paid in       Stock     Subscription   Accumulated     Total
                                          Shares        Stock        Capital      Option      Receiveble      Deficit      Equity
                                        -----------    --------    -----------    --------   ------------   -----------   ---------
Balance January 1, 2007 .............    11,611,021    $ 11,611    $ 4,252,393    $ 95,338   $          -   $(4,184,059)  $ 175,283
                                        ===========    ========    ===========    ========   ============   ===========   =========
Stock issued for services 1/23 @ $.40        25,000          25          9,975           -              -             -      10,000
Stock issued for options  2/1 @ $.26         40,000          40         10,360           -              -             -      10,400
Stock issued for cash 3/31 @ $.35 ...       285,715         286         99,714           -              -             -     100,000
Stock issued for cash 6/28 @ $.20 ...       125,000         125         24,875           -              -             -      25,000
Stock issued for services 6/28 @ $.10        25,000          25          2,475           -              -             -       2,500
Stock issued for services 6/28 @ $.10        10,000          10            990           -              -             -       1,000
Stock issued for cash 7/10 @ $.20 ...       250,000         250         49,750           -              -             -      50,000
Stock issued for services 9/18 @ $.08       550,000         550         43,450           -              -             -      44,000
Cancellation of  stock 10/04 @ $.01 .    (1,360,934)     (1,361)       (12,247)          -              -             -     (13,608)
Stock issued for cash 12/12 @ $.10 ..     6,000,000       6,000        594,000           -        (88,000)            -     512,000
Noble selling fees 12/26 ............             -           -        (61,960)          -              -             -     (61,960)
Warrant based compensation recognized
  for the year ......................             -           -              -      26,396              -             -      26,396
Net loss for the year ...............             -           -              -           -              -      (977,071)   (977,071)
                                        -----------    --------    -----------    --------   ------------   -----------   ---------
Balance December 31,2007 ............    17,560,802    $ 17,561    $ 5,013,775    $121,734   $    (88,000)  $(5,161,130)  $ (96,060)
                                        ===========    ========    ===========    ========   ============   ===========   =========

Stock issued for services @ $.12 ....        75,000          75         13,425           -              -             -      13,500
Subcription receivable ..............        88,000           -              -           -              -             -      88,000
Stock issued for services @ $.15 ....       500,000         500         74,500           -              -             -      75,000
Stock issued for services @ $.16 ....       300,000         300         47,700           -              -             -      48,000
Stock issued for cash @ $.16 ........     2,000,000       2,000        318,000           -              -             -     320,000
Stock issued for services @ $.05 ....       100,000         100          4,900           -              -             -       5,000
Stock issued for services @ $.05 ....        64,000          64          3,136           -              -             -       3,200
Warrant based compensation recognized
 for the year .......................        64,942           -              -      64,942              -             -      64,942
Stock sellling fees .................             -           -        (17,412)          -              -             -     (17,412)
Net loss for the year ...............             -           -              -           -              -      (837,947)   (837,947)
                                        -----------    --------    -----------    --------   ------------   -----------   ---------
Balance December 31, 2008 ...........    20,599,802    $ 20,600    $ 5,458,024    $186,676   $          -   $(5,999,077)  $(333,777)
                                        ===========    ========    ===========    ========   ============   ===========   =========

                        The accompanying notes are an integral part of the consolidated financial statements

                                                                 F-4

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                            2008         2007
                                                         ---------    ---------

Cash Flow from operating activities:
  Net Loss ...........................................   $(837,947)    (977,071)
Adjustments to reconcile net loss to
 net cash provided by (used in) operations:
  Depreciation and amortization ......................       5,464        6,711
  Stock & warrants issued for services ...............     167,041       57,500
  Stock options issued for services ..................           -       26,396
  Impairment loss on film library & record master ....           -      101,357
Changes in operating liabilities and assets:
  Accounts receivable ................................     (30,127)      10,581
  Inventory ..........................................     (17,848)       9,788
  Prepaid expense ....................................           -       24,152
  Note Receivable ....................................      88,000            -
  Accounts payable and accrued liabilities ...........      42,133      164,626
  Deferred revenue ...................................     (56,994)      47,933
                                                         ---------    ---------
Net cash used in operations ..........................    (640,278)    (528,027)
                                                         ---------    ---------

Cash Flows from investing activities:
  Purchase of fixed assets ...........................           -      (16,571)
                                                         ---------    ---------
    Net cash used in investing activities ............           -      (16,571)
                                                         ---------    ---------

Cash flows from financing activities
  Stock issued for cash ..............................     302,588      625,400
  Purchase treasury stock ............................           -      (13,608)
  Net proceeds from exercise stock option ............           -       10,040
  Proceeds from issuance of notes payable ............     152,500            -
                                                         ---------    ---------
    Net cash provided by financing activities ........     455,088      621,832
                                                         ---------    ---------

Increase in cash and cash equivalents ................    (185,190)      77,234
Cash and cash equivalents, beginning of period .......     230,580      153,346
                                                         ---------    ---------
Cash and cash equivalents, end of period .............   $  45,390    $ 230,580
                                                         =========    =========

Supplemental disclosures of cash flow information:
Cash paid for interest ...............................   $       -    $       -
                                                         =========    =========
Cash paid for income taxes ...........................   $       -    $       -
                                                         =========    =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

The Company was incorporated on June 4, 1999 in the State of Nevada as Clamshell Enterprises, Inc. ("Clamshell") and was organized for the purpose of creating a corporate vehicle to locate and acquire an operating business. On March 31, 2003 Clamshell acquired Brand-A-Port, Inc. ("BAP") in a stock for stock merger transaction. On May 22, 2003, Clamshell changed its name to MediaNet Group Technologies, Inc. ("MediaNet" or the "Company").

BSP Rewards Inc was formerly named BAP, Inc. BAP, Inc. changed its name to BSP Rewards, Inc., a Florida corporation, on June 21, 2005. BSP Rewards Inc. (formerly BAP, Inc.) is a wholly owned Subsidiary of Medianet. This wholly owned subsidiary of the Company is the online provider of branded business to business and business to consumer web portals. BSP Rewards Inc. acts as an aggregator to bring in a variety of interests to the portal), facilitator (to assist users in communicating with each other) and infomediary (to gather and supply Information to users). The Company developed its flagship product, the "BSP Rewards Program" under its BSP Rewards Inc. subsidiary and has member providers and merchants.

On January 14, 2005 the Company formed Memory Lane Syndication, Inc. ("MLS") as a wholly owned subsidiary in the State of Florida as a vehicle to hold and market its video and sound libraries, namely 130 color episodes of the 1970's Howdy Doody television show and original recordings of songs written by Fred Rogers known as "Songs From The Neighborhood - A Tribute To Mr. Rogers". This company is not currently active.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Each division and subsidiary company separately accounts for its operations and transactions, and all inter-company and all inter-divisional transactions have been eliminated.

Year-End and Domicile
---------------------

The Company and its wholly owned subsidiaries adopted December 31 as its year end and are domiciled in Florida.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles
---------------------

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Principle of Consolidation
--------------------------

The financial statements include the accounts of MediaNet Group Technologies, Inc. and its wholly owned subsidiaries. Memory Lane Syndication, Inc., and BSP Rewards, Inc. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

Control by Principal Stockholders
---------------------------------

The directors, executive officers and their affiliates or related parties, own beneficially and/or control in the aggregate, a significant portion of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, may have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets.

Reclassifications
-----------------

Certain amounts reported in previous periods have been reclassified to conform to the Company's current period presentation.

Management's Use of Estimates and Assumptions
---------------------------------------------

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Examples, though not exclusive, include estimates and assumptions of: loss contingencies; depreciation or amortization of the economic useful life of an asset; stock-based compensation forfeiture rates; estimating the fair value and impairment; potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; and determining when investment impairments are other-than temporary. The Company bases its estimates on historical experience and on various assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions and conditions.

Inventory
---------

The inventory represents gift cards purchased at cost.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
-------------------

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectability is reasonably assured, and there are no substantive performance obligations remaining. The Company's revenue recognition policies are in conformity with the AICPA's Statement of Position No. 97-2, "Software Revenue Recognition", as amended ("SOP 97-2").The Company also considers EIFT-0021 and EIFT-99-19 in identifying and determining its different types of revenue and payment streams. Our comprehensive revenue recognition policy with reference to each revenue stream is to recognize income when the Company has completely performed its obligations to deliver goods or rendered services to customers. The Company has identified three revenue and payment streams: the sale of gift cards, the design and maintenance of web malls and an incentive or loyalty point program.

As to the sale of gift cards, since we have the inventory and credit risks, we recognized the gross sales upon receipt of payment and the shipping of the gift cards from our offices to the consumer. In the case where the Company builds web sites for clients, revenue is recognized when the web site is finished and operational and the client makes final payment. All clients where the Company has built the web mall usually contract with the Company for the maintenance of the web site. The Company charges a per-client, per-month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance or design services are recorded as deferred revenue and are then recognized proportionately as the maintenance services are performed. Deferred revenue totaled $20,540 at December 31, 2008 and $79,535 at December 31, 2007.

As to the incentive-loyalty points program, where we have no inventory or credit risks, we recognize revenue 45 days after the sales has been made in the client's web mall. The 45 day waiting period is a contractual arrangement with the web merchant and the Company's business practice to allow for returns and collections risks on the part of the merchant. After the 45 day period expires, the web merchants pays the Company the contracted for rebate/commission. Upon the receipt of payment from the merchant, the Company recognizes revenue as earned pursuant to the agreement with said client.

The Company's loyalty point program revenue recognition program can be illustrated as follows: If the agreed percentage to the consumer member from the merchant mall has been agreed to be 2% of the value of the items purchased, then this amount is tracked and accumulated by our in house developed computer programs. The consumer-member earns these two points as $2.00 (2% on $100 of purchases) and is allocated to its account after the before mentioned 45 day waiting period. The term or life of these loyalty points to the consumer is two years before it is lost.

Unclaimed or unused points are recognized as income after the two year period expires. This practice is known in the industry as "breakage". However, the two year term is extended for another two years every time the consumer-member purchases or redeems through the web site. Loyalty points earned but unused by consumers are recorded on our books as a loyalty points payable and expense. They are credited to our liability account as long as the consumer/member does not use them to make further purchases within our merchants' member web malls.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

If a member uses them to make further purchases his account is debited. The consumer is also debited if he "loads" these points as cash on to our membership provided debit card. If he loads them onto a debit card he may use it as any debit card and even make cash withdrawals at an ATM machine. In this case his account is debited reducing the loyalty point liability on our books. Through vendors that manage the debit card programs, the Company (pays-to fund) the points loaded by the member. Any transaction fees paid to any such vendor is recognized by the Company as commission expense. The "breakage" is recognized by the Company by debiting the loyalty point payable and crediting the loyalty point commission expense, thus reflecting the income due to breakage. This income has been immaterial, since there is a strong incentive by the consumers to spend these points within our member mall due to their economic savvy and our marketing efforts.

Revenues recognized in 2008 and 2007 related to licensing agreements of the Company's "film library", totaled $7,899 and $26,186. The revenue from the Howdy Doody episodes are recognized in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films.

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

When the Company's fee is based on a percentage or share of a customer's revenue from the exploitation of the Howdy Doody episodes, the Company recognizes revenue as the customer exploits the episodes and the Company meets all of the other revenue recognition conditions. In those circumstances the Company receives reports from the customers on a periodic basis and uses those reports as the basis for recording revenue. For the year ended December 31, 2008 Memory Lane has been significantly inactive.

Segregated Bank Account
-----------------------

The Company maintained a segregated bank account which was classified as an offset to loyalty points payable in the year ended December 31, 2007 in the amount of $25,000. This account has been reclassified for the year 2007 to show the gross loyalty point payable and the bank account as separate items on the Balance Sheet. At December 31, 2008 no balance was maintained in the segregated bank account.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable
-------------------

Accounts receivable are composed primarily of merchant billings under our credit card facilities in process at December 31, 2008 and 2007, respectively, and not yet received by our bank. The Company does not provide an allowance for doubtful accounts on accounts receivable based on its immateriality.

Note Receivable
---------------

The note receivable was subsequently collected in January, 2009.

Property, Software and Leasehold Improvements
---------------------------------------------

Property is recorded at cost. The cost of maintenance and repairs of equipment is charged to operating expense when incurred. Depreciation and amortization is determined based upon the assets' estimated useful lives, and is calculated on a straight-line basis when the asset is placed in service. When the Company sells, disposes or retires equipment or replaces a leasehold improvement, the related gains or losses are included in operating results. Property is depreciated over five or seven years and begins when it is placed in service.

Depreciation and amortization are provided for financial reporting primarily on the accelerated and the straight-line methods over the estimated useful lives of the respective assets as follows:

                             Estimated
                            Useful Life
                            -----------

Computer equipment            5 years

Capitalized software applications purchased for internal use are recorded at cost and are amortized over sixty months.

Leasehold improvements are recorded at cost and are amortized over the remaining lease term.

Other Assets
------------

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

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The trademark was placed in service September 2001 and cost approximately $4,000. Amortization expense was $300 for each of the years ended December 31, 2008 and 2007.

Amortization and Impairment of Film Library
-------------------------------------------

The Company amortizes the license and agreement asset to the Howdy Doody films using the individual-film-forecast-computation method, in accordance with SOP 00-2, which amortizes or accrues (expenses) such costs in the same ratio that current period actual revenue (numerator) bears to estimated remaining unrecognized ultimate revenue as of the beginning of the current fiscal year (denominator). The Company began amortization of the capitalized film library in 2004, when the Company began to recognize revenue from the Howdy Doody tapes. There was no amortization related to the film library for the year ended December 31, 2008 since the remaining value of the asset was written off as an impairment loss.

Ultimate revenue to be included in the denominator of the individual-film-forecast-computation method fraction is subject to certain limitations as set forth in the SOP.

During the course of the Company's strategic review of its entertainment properties, specifically its Howdy Doody film library, the Company assessed the recoverability of the carrying value of this asset which resulted in impairment losses of $0 for the year ended 2008 and $101,327 for the year ended 2007. This loss reflects the amount by which the carrying value of this asset exceeds the estimated fair value, determined by its estimated future discounted cash flows. The impairment loss is recorded as a component of "operating expenses" in the Statement of Operations.

Start-Up Costs
--------------

The Company, in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities, expensed all start-up and reorganization costs as they incurred.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets
-------------------------------

In accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

Cash, Cash Equivalents and Financial Instruments
------------------------------------------------

The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short term investments.

Concentrations
--------------

The Company maintains its cash in a bank deposit account, which at time may exceed the federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair value of Financial Instruments
-----------------------------------

Financial instruments consist principally of cash, accounts receivables, trade and related party payables, accrued liabilities, short-term obligations and notes payable. The carrying amounts of such financial instruments in the accompanying consolidated balance sheets approximate their fair values due to their relatively short-term nature. It is management's opinion that the Company is not exposed to any significant currency or credit risks arising from these financial instruments.

Policy on Classification of Accounts
------------------------------------

The Company's policy as to cost of sales is to include only the cost of acquiring gift cards and the fee charged to us to process the credit cards used by consumers to purchase our gift cards. The inclusion of these costs may not allow for a direct and meaningful comparison of the gross profit to competitors in the same industry.

The 2007 accounts were re-classified to meet the Company's new classification presentation requirement for 2008.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Loss per Common Share
---------------------

Basic loss per common share is provided in accordance with SFAS 128, "Earnings Per Share." Basic loss per common share is computed by dividing the net loss available to the shareholders of common stock by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti-dilutive.

Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Share-Based Payments
--------------------

The Company adopted Statement of Financial Accounting standards ("SFAS") No. 123 (Revised December 2004), "Share-Based Payment" (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", which the company previously followed in accounting for stock-base awards. In March 2005, the SEC issued Staff Bulletin No. 107("SAB No. 107"), to provide guidance on SFAS 123R. The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee's requisite service period. The Company adopted the provisions of SFAS 123R in its year ended December 31, 2005, using the modified prospective application method. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date (or date of adoption) and subsequently modified or cancelled; prior periods are not revised for comparative purposes. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, "Accounting for Stock-Based Compensation".

Comprehensive Loss
------------------

The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Advertising Expenses
--------------------

Advertising costs are expensed as incurred. For the years ended December 31, 2008 and 2007 advertising expenses were not material

Income Taxes
------------

The Company follows SFAS No. 109, "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the consolidated financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent Authoritative Accounting Pronouncements
----------------------------------------------

In December 2007, the Financial Accounting Standards Board ("FASB") issued two new statements: (a.) SFAS No. 141(revised 2007), "Business Combinations", and (b.) No. 160, "Noncontrolling Interests in Consolidated Financial Statements". These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.) SFAS No. 141 (R) requires an acquiring entity in a business combination to:
(i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and
(iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent's equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent's ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

In February 2008, the FASB issued Financial Staff Positions ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP FAS 157-2"), which delays the effective date of SFAS No. 157, "Fair Value Measurement" ("SFAS 157"), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which the effectiveness was delayed by FSP SFAS 157-2, on the Company's consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May 2008, the FASB released SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company's consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN AND MANAGEMENT'S PLAN

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At December 31, 2008, current liabilities exceeded current assets by $343,777. At December 31, 2007, current assets exceeded current liabilities by $111,525.

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At December 31, 2008 and 2007, the Company had an accumulated deficit of ($5,999,078) and ($5,161,130). The Company also realized net losses of ($837,947) and ($977,071) for the years ended December 31, 2008 and 2007, respectively.

Operations to date have been primarily financed by related parties' advances and equity transactions. As a result, the Company's future operations are dependent upon the identification and successful completion of permanent equity financing, the continued support of shareholders and ultimately, the achievement of profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts nor to amounts and classification of liabilities that may be necessary should it be unable to continue as a going concern. Factors that could affect the Company's future operating results and cause future results to vary materially from expectations include, but are not limited to, lower than anticipated business derived from existing clients, an inability to attract new clients and grow on its own, loss of a major customer, an inability to control expenses, technology changes in the industry, changes in regulatory requirements, a decline in the use of the Internet as a savings mechanism for consumer purchases, a decline in the financial stability of the Company's clients and general uncertain economic conditions. Negative developments in these or other risk factors could have a material adverse effect on the Company's future financial position, results of operations and cash flows.

NOTE 4 - INCOME TAXES

The Company has implemented SFAS No. 109, "Accounting for Income Taxes", which provides for a liability approach to accounting for income taxes. Total deferred tax assets and liabilities at December 31 are as follows:

                                    2008               2007
                                    ----               ----

Deferred tax assets Tax NOL      $2,396,631         $2,064,452
Valuation Allowance              (2,396,631)        (2,064,452)

The Company has available at December 31, 2008, unused federal and state net operating loss carry forwards totaling $5,999,078 that may be applied against future taxable income that expire in the years 2008 through 2021. The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 40% is approximately $ 2,396,631. Management believes it is more likely than not that all of the deferred tax asset will not be realized. A valuation allowance has been provided for the entire deferred tax benefit.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - FIXED ASSETS

Equipment at cost consists of computer equipment and software. Depreciation expense for the years ended December 31, 2008 and 2006 was $5,464 and $6,711.

NOTE 6 - LEGAL PROCEEDINGS

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is party or to which any of its property is subject.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has an employment agreement with the major stockholder providing for certain guaranteed payments starting January 1, 2005 and ending December 31, 2009. The terms of this employment agreement call for an annual salary of $52,000 plus other standard employee benefits.

The Company has a non-cancelable operating lease for office space with an unrelated party. The lease began March 1, 2004 and expires January 31, 2010. Minimum payments under the agreement are set forth in the following table:

                                         Minimum lease
         Year ended December 31,       payment required:
         -----------------------       -----------------

                   2009                    $  51,894
                   2010                    $  54,628
                                           ---------

                           Total           $ 106,522
                                           =========

NOTE 8 - NOTES PAYABLE-RELATED PARTIES

The Company as several notes payable due on July 1, 2009. The total amount due is $152,500. The interest rate is 11.0%

NOTE 9 - NOTE RECEIVABLE

The Company has a Note Receivable. The total amount due was $40,600. The balance was paid on January 30, 2009

NOTE 10 - STOCK, OPTIONS AND WARRANTS

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

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The issuances of stock options are accounted for using the fair value method in accordance with SFAS No. 123(, "Accounting for Share Based Compensation". Accordingly, compensation expense is recognized over the vesting period. Compensation expense recorded due to stock option and warrant vesting was $64,942 and $38,154 for the years ended December 31, 2008 and 2007.

Stock option and warrant transactions are summarized as follows:

                                      Stock Options               Warrants
                                     2008        2007         2008         2007
                                   -------     -------     ---------     -------

Outstanding - beginning of year    225,000     265,000       787,000     787,000
      Granted .................          -      75,000     2,500,000           -
      Exercised ...............          -      40,000             -           -
      Cancelled ...............          -      75,000             -           -
Outstanding - end of year .....    225,000     225,000     3,287,000     787,000

The following table provides certain information with respect to the above referenced stock options and warrants outstanding at December 31, 2008:

                                                    Weighted      Weighted
                                      Number         Average       Average
                    Exercise Price  Outstanding  Exercise Price  Life Years
                    --------------  -----------  --------------  ----------
     Stock options  $0.18 - $0.45      225,000        $0.26         1.9
     Warrants       $0.10 - $1.00    3,287,000        $0.43         2.0

The following table provides certain information with respect to stock Options and warrants exercisable at December 31, 2008:

                                                          Weighted
                                            Number         Average
                          Exercise Price  Outstanding  Exercise Price
                          --------------  -----------  --------------
           Stock options  $0.18 - $0.45      225,000        $0.26
           Warrants       $0.10 - $1.00    3,287,000        $0.43

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value at date of grant of warrants granted during 2008 was $$0.50, and was estimated using the Black-Scholes option valuation model with the following assumptions:

                       Expected life in years ..         2
                       Interest rate ...........     2.77%
                       Volatility ..............   125.63%
                       Dividend yield ..........        0%

Common Stock
------------

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

On January 23, 2007, the Company issued options to purchase 75,000 shares of common stock to a director. The options are exercisable at $0.20 per share, which represents 50% of the closing bid price per share of the company's common stock on January 23, 2007. These options were subsequently cancelled on September 18, 2007 by issuing 75,000 shares. These shares were valued at $0.08 per share.

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

On September 18, 2007, the Company issued as compensation to four of its employees 125,000 restricted common shares valued at $0.08 per share. Alfred Fernandez, then Acting Chief Financial Officer received 75,000 shares; James C Yagielo, Director of Technical Services received 25,000 shares; Daniel S Mirkovich, on line merchants' technical information support, received 12,500 shares and Melissa M. Emanuelle, Accounts Manager, received12,500 shares.

On September 18, 2007, the Company issued as compensation valued at $0.08 per share to two of its new Directors, Brent Gephart and Bruce Hollander, 100,000 restricted common shares each.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On January 23, 2008, the Company issued 75,000 restrictive common shares in lieu of payment for services rendered to an unrelated vendor. The value of the services owed by the Company was $13,500.

On February 22, 2008 the Company issued 500,000 shares of restricted common stock for services rendered to directors, officers and employees.

On July 14, 2008 the Company issued 85,000 shares of restricted common stock for services rendered to officer and employees.

On July 14, 2008 the Company issued 215,000 shares of restricted common stock for services rendered to two unrelated vendors for services rendered.

On July 14, 2008, the Company consummated the private sale of 2,000,000 restricted common shares to accredited investors, at a price of $0.16 per share. The total offering price was $320,000 less offering costs of $17,412.

On December 2, 2008 the Company issued 100,000 shares of restrictive common stock to a Director (Thomas Hill) for services rendered at a price of $0.05 per share.

On December 22, 2008, the Company issued 64,000 restrictive common shares in lieu of payment for services rendered to an unrelated vendor.

Related Transactions
--------------------

The Company uses the services of Xcel Marketing, an entity controlled by one of the Directors, Thomas Hill. This vendor was paid $46,500 plus 100,000 of restrictive common shares for the year ended December 31, 2008 and $30,500 for the year ended December 31, 2007.