Form 10-Q
period 2009-03-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2009-05-11
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

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

At May 12, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value the only class of voting stock), was 20,599,802

                        MEDIANET GROUP TECHNOLOGIES, INC.
                                    FORM 10-Q
                          Quarter Ended March 31, 2009

                                Table of Contents

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

   Item 1 - Financial Statements ...........................................   3

      Condensed Consolidated Balance Sheets
      March 31, 2009 (Unaudited) and December 31, 2008 ............... .....   3

      Condensed Consolidated Statements of Operations (Unaudited)
      For the Three Months ended March 31, 2009 and 2008 ...................   4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      For the Three Months Ended March 31, 2009 and 2008................. ..   5

      Notes to the Condensed Consolidated Financial Statements (Unaudited) .   6

   Item 2 - Management's Discussion and Analysis or Plan of Operation
            Financial Condition and Results of Operations ..................  12

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk .....  16

   Item 4 - Controls and Procedures ........................................  16

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings ..............................................  17

   Item 1A - Risk Factors ..................................................  17

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ....  20

   Item 3 - Default upon Senior Securities .................................  20

   Item 4 - Submission of Matters to a Vote of Security Holders ............  20

   Item 5 - Other Information ..............................................  20

   Item 6 - Exhibits and Reports on Form 8-K ...............................  20

Signatures .................................................................  22

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (UNAUDITED)    (AUDITED)
                                                      March 31,    December 31,
                      ASSETS                            2009           2008
                                                    ------------   ------------
Current assets
   Cash and cash equivalents .....................  $    104,357   $     45,390
   Accounts receivable ...........................        38,025         34,058
   Note receivable - net..........................             -         40,600
   Inventory .....................................        38,268         51,742
                                                    ------------   ------------
Total current assets .............................       180,650        171,790
                                                    ------------   ------------
Property, plant & equipment
   Computer equipment ............................        42,333         39,329
   Accumulated depreciation ......................       (32,646)       (31,129)
                                                    ------------   ------------
Net property, plant and equipment ................         9,687          8,200
                                                    ------------   ------------

Other assets
   Trademark .....................................         1,725          1,800
                                                    ------------   ------------
Total other assets ...............................         1,725          1,800
                                                    ------------   ------------

Total assets .....................................  $    192,062   $    181,790
                                                    ============   ============

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Accounts payable ..............................  $     75,722   $     54,818
   Accrued Expenses ..............................       141,004        153,936
   Loyalty Points payable......... ...............       157,865        133,773
   Note Payable related party ....................       175,500        152,500
   Deferred revenue...............................             -         20,540
   Customers deposits.............................        61,399              -
                                                    ------------   ------------
Total current liabilities ........................       611,490        515,567
                                                    ------------   ------------
Stockholders' deficiency
   Common stock: par value $.001; 50,000,000
     shares authorized; 20,599,802 shares issued,
     20,599,802 outstanding as of March 31,
     2009; 20,599,802 issued and outstanding as of
     December 31, 2008 ...........................        20,600         20,600
   Additional paid in capital ....................     5,678,415      5,644,701
      Accumulated deficit ........................    (6,118,443)    (5,999,078)
                                                    ------------   ------------
Total stockholders' deficiency ...................      (419,428)      (333,777)
                                                    ------------   ------------

Total liabilities and stockholders' deficiency ...  $    192,062   $    181,790
                                                    ============   ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       For the Three months
                                                         ended  March 31,
                                                   ----------------------------
                                                       2009            2008
                                                   ------------    ------------

Revenues
  Gift cards ...................................   $    427,211    $    389,068
  Loyalty Program and internet .................         93,195          63,822
  Web Design and maintenance ...................         18,989          41,073
                                                   ------------    ------------
                                                        539,395         493,963

Cost of sales
  Gift cards and processing ....................        417,804         362,786
  Loyalty Program and internet .................         26,587          17,664
  Web Design and maintenance ...................          9,148          20,662

                                                   ------------    ------------
                                                        453,539         401,112
                                                   ------------    ------------

    Gross profit ...............................         85,856          92,851

Operating expenses
  Consulting fees ..............................         33,059         100,400
  Employee salaries and benefits ...............        115,816         120,716
  Other operating and administrative expenses ..        127,900          97,756
                                                   ------------    ------------
    Total operating expenses ...................        276,775         318,872

Loss from operations ...........................       (190,919)       (226,021)


Interest income ................................              -              39
Interest expenses ..............................          3,437               -

                                                   ------------    ------------

Net loss .......................................   $   (194,356)   $   (225,982)
                                                   ============    ============
Gain on sale of subsidiary .....................         74,990               -
                                                   ============    ============

Net gain (loss) ................................       (119,366)       (225,982)
                                                   ============    ============

Basic and diluted net loss per share ...........   $      (0.01)   $      (0.01)
                                                   ============    ============

Weighted average number of shares outstanding ..     20,674,802      19,195,637
                                                   ============    ============

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Three months
                                                            ended  March 31,
                                                        -----------------------
                                                           2009          2008
                                                        ---------     ---------
Cash flows from operating activities:
   Net loss ........................................    $(119,366)    $(225,982)
   Adjustments to reconcile net loss to
    net cash used in operations:
      Depreciation and amortization ................        1,592         1,631
      Stock and warrants issued for services .......       33,715        90,749
   Changes in operating liabilities and assets:
      Accounts receivable ..........................       (3,967)      (27,759)
      Inventory ....................................       13,475       (20,259)
      Note payable stockholder .....................      (75,000)            -
      Accounts payable, and accrued liabilities ....      288,043        15,269
      Deferred revenue .............................      (79,535)        1,610
                                                        ---------     ---------
Net cash used in operations ........................       58,957      (164,741)

Cash flows from investing activities:
   Purchase of fixed assets ........................            -        (1,059)
                                                        ---------     ---------
      Net cash used in investing activities ........            -        (1,059)

Cash flows from financing activities:
   Stock issued for cash ...........................            -             -
      Net cash provided by financing activities ....            -             -
      Payment on subscription agreement ............            -        58,000
                                                        ---------     ---------
      Net cash provided by financing activities ....            -        58,000

Increase (decrease) in cash and cash equivalents ...       58,957      (107,800)

   Cash and cash equivalents, beginning of period ..       45,390       230,580
                                                        ---------     ---------
   Cash and cash equivalents, end of period ........    $ 104,347     $ 122,780
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and item 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the Three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2008.

NATURE OF BUSINESS

The operations of MediaNet Group Technologies, Inc. have been carried on through wholly owned subsidiaries. As used herein, the "Company" refers to MediaNet Group Technologies, Inc. and its wholly owned subsidiaries. The Company's operations included the design, development and marketing of (1) branded loyalty programs, and (2) branded websites..

The Company operations are now mainly being carried on by its operating subsidiary:

   1. BSP Rewards

   2. Memory Lane Syndication - was sold on March 27,2008 and none of its operation for the first three months ended in March 31,2009 was included in the operations of the Parent.

The Company has decided to concentrate its focused efforts in our main subsidiary, BSP Rewards. Its Memory Lane Subsidiary has been sold at March 27,2009

BSP Rewards                This subsidiary, BSP Rewards, provides private
                           branded loyalty and reward web malls and programs to both for-profit and not-for-profit companies and organizations and for online and in-store merchants.
                           The program is designed as a shopping service through which members receive rebates (rewards) on purchases of products and services from participating merchants. These rewards earned may be accumulated by the member and may be used to purchase gift cards, donate to a charity, or loaded onto a debit
                           MasterCard by which they can make additional purchases from any participating merchant in the program or anywhere in the world that debit
                           MasterCard cards are accepted. The BSP program is proprietary to the Company.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a business enterprise. At March 31, 2009, current liabilities exceeded current assets by $430,840 and at December 31, 2008 current liabilities exceeded current assets by $343,777

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At March 31, 2009, the Company had an accumulated deficit of $6,118,443. At December 31, 2008, the Company had an accumulated deficit of $5,999,078.The Company also realized net losses of $119,366,(after a gain of $74,990 from the sales of Memory Lane Syndication, Inc.)and $225,982 for the three months ended March 31, 2009 and 2008, respectively.

To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through debt, equity transactions with management and through equity private placements. However, until operating revenues increase significantly, we will continue to seek outside funding for the purpose of accelerating the expansion of our operations. Without receiving any additional capital investment management believes we will be unable to continue current business operations, and continue the current gradual expansion of our operations.

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

STOCK TRANSACTIONS AND OUTSTANDING WARRANTS AND OPTIONS

On January 1, 2006, the Company adopted FAS-123R. In March 2005, the SEC staff expressed their views with respect to FAS-123R in Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SAB 107 provides guidance on valuing options. The impact of FAS-123R for the Nine months ended March 31, 2009 was to record a non-cash compensation expense of $33,715. The adoption of FAS-123R had no effect on cash flow from operations or cash flow from financing activities for the three months ended March 31, 2009. FAS-123R requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified as financing cash flows. Prior to the adoption of FAS-123R, excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowances on our net operating loss carry forwards.

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

EQUITY TRANSACTIONS AND OUTSTANDING WARRANTS AND OPTIONS

On July 14th 2008 The Board of Directors approved a private placement to accredited investors for a maximum of 2,000,000 restrictive common shares at $0.16 per share accompanied by an equal number of restrictive warrants at $0.50 per common shares for a term of two (2) years. At November 14, 2008 2,000,000 common share and Warrants of 2,000,000 common shares have been issued. Additionally on July 14, 2008 the Board of Directors approved and issued 300,000 restrictive common shares to be distributed among the Company's employees, officers and consultants for settlements of services rendered to the Company. Said shares were issued at $0.16 per share.

WARRANTS
--------

As of March 31, 2009, the Company had outstanding warrants to purchase up to 3,287,000 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                                       Warrants
                                                       --------
                  Balance, January 1, 2009 .......    3,287,000
                  Issued .........................            -
                                                      ---------
                  Balance March 31, 2009 .........    3,287,000
                                                      =========

The following table provides certain information with respect to the above referenced warrants outstanding at March 31, 2009:

                                 Weighted                    Weighted
                                 Average                   Average Life
       Exercise Price         Exercise Price                   Years
       --------------         --------------               ------------
       $0.10 - $1.00              $0.65                         2.25

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

OPTIONS
-------
                                                        Options
                                                        -------
                  Balance, January 1, 2009 .......      225,000
                  Issued .........................            -
                  Exercised/Expired ..............            -
                                                        -------
                  Balance March 31, 2009 .........      225,000
                                                        =======

The following table provides certain information with respect to the above referenced options outstanding at March 31, 2009:

                                 Weighted                    Weighted
                                 Average                   Average Life
       Exercise Price         Exercise Price                   Years
       --------------         --------------               ------------
       $0.18 - $0.45              $0.30                         1.75

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments reported in the Company's consolidated balance sheet consist of cash, accounts receivable, accounts payable, and accrued expenses, the carrying values of which approximate fair value at March 31, 2009.

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

As of March 31, 2009, the Company has allowable federal net operating loss carry forwards to offset future taxable income. The federal net operating loss carry forwards of approximately $6,118,443 will expire during the years 2021 through 2026 and the utilization of this net operating loss may be limited in accordance with IRS Code Section 382.

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

5. LOYALTY POINTS

Loyalty Points Payable. The liability accumulated by consumers earning loyalty points(rebates due to members)are maintained in a segregate accounts on our books.

6. SIGNIFICANT ACCOUNTING POLICIES

Except as set forth below, as of March 31, 2009, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2008, has not changed materially.

7. RELATED PARTY NOTE PAYABLE

During the three months ended March 31, 2009 related parties,(officers and directors) had advanced the Company a net amount of $98,000 under a Promissory Note with an due in full on July 1,2009.

8. CONSULTING AND SALES AGREEMENTS

During the period of January 1, 2008 through March 31, 2009, the Company has signed Marketing Partner and /or Member Provider Agreements ("Agreements") with various individuals or companies. These agreements allow companies to become Marketing Partners and/or Member Providers of the BSP Rewards program. Marketing Partners sell the BSP program on behalf of the Company on a straight commission basis. Member Providers enroll Members into the BSP Rewards platforms.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. CONSULTING AND SALES AGREEMENTS (Continued)

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

The Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2008, has not changed materially.

10. TRANSACTION PROCESSING

BSP Rewards receives rebates from participating merchants on all transactions processed by BSP through its on-line mall platform. The percentage rebate paid by merchants varies between 1% and 30% and BSP normally shares 50% of the rebate with the member who made the purchase.

11. SUBSEQUENT EVENTS

On April 30, 2009, the Company announced a change to its business model so that it may focus on it's higher margins business and thus, more profitable areas as it relates to its gift card business. The Company has changed the gift card segment of its business model as to how it will sell gift cards as of May 1, 2009 to consumers through its rewards mall programs. The company is reducing the number of merchant gift cards that it purchases for resale and is now offering gift cards through alternate merchants' websites. The mall merchants will handle both the transaction and fulfillment. The Company will be expanding the number of gift cards to members that can purchase through the rewards mall portal directly from the merchants websites.

The Company shall continue to sell some higher margin gift cards. Certain low margin gift cards will no longer be offered for sale from the Company, but will be available as redemption items for points earned by members' purchases in the mall. This change of business will have a material impact on the Company's gross revenues from gift card sales. Due to the shift of its business model, the Company will reduce the amount of inventory of gift cards and will reduce administrative costs and overhead associated with larger inventories. The Company anticipates a non-material effect as it pertains to net income from the direct sales of gift cards. After May 1, 2009, gross revenue from gift cards will be reduced substantially for all subsequent reporting periods.

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

On May 22, 2003 we changed our name to MediaNet Group Technologies, Inc.

All of our current operations are carried on through BSP Rewards, Inc. our wholly owned subsidiary.

RESULTS OF OPERATIONS

For the three months ended March 31, 2009, we had revenues from operations of $539,395 and a loss from operations of $(194,356). For the three months ended March 31, 2008, we had revenues from operations of $493,963 and a loss from operations of $(225,982)

   o GIFT CARD sales increased $38,143 or 10%, to $427,211 in the first quarter of 2009 compared to $389,068 for the first quarter of 2008. The increase is primarily attributable to additional members purchasing in our web mall.

   o LOYALTY POINT revenues in the three month period ended March 31, 2008 increased $29,373 or 46%, to $93,195 compared to $63,822 for the same period of 2008. The increase is primarily a direct result of increased merchant participation, an increase in members shopping at online merchants and increase in our membership base.

   o WEB DESIGN / MAINTENANCE / HOSTING decreased $22,084, or 54%, to $18,989 in the first three month of 2009 ended March 31 compared to $41,073 in the same period of 2008. The decrease is primarily attributable to building our base as we obtain new web mall clients.

COST OF SALES of gift cards increased in the three months ended March 31, 2009 to $417,804 from $362,786 in The same period of 2008 as a direct result of the increase in revenues from the sale of gift cards.

COST OF SALES of loyalty points increased in the first three months of 2009, ended March 31, 2009 to $26,587 from $17,664 in the three months ended March 31, 2008 as a direct result of the increased revenues of web mall transactions by our members.

COST OF SALES of web design/maintenance decreased in the first three months of 2009 to $25,026 from $31,811 in the first three months of 2008 as a direct result of the increased efficiencies and cost reductions.

OPERATING EXPENSES for the three months ended March 31, 2009, were $276,775 compared to $318,872 for the three months ended March 31, 2008, a net decrease of $42,097. The net decrease was a direct result cost cutting measures implemented all across the board, from personnel reductions to change in accounting firms.

GAIN ON SALE OF SUBSIDIARY was the direct result of the sale of one of the Parent's 100% owned subsidiary, Memory Lane Syndication, Inc. All the one thousand shares outstanding of Memory Lane Syndication, Inc. were sold to Martin Berns, the current Chief Executive Officer of Medianet Group Technologies, Inc.(Parent) for $75,000. The sale took place on March 27, 2009. At March 31, 2009, the Company sold one of its wholly (100%) owned subsidiary, Memory Lane Syndication, Inc. that resulted in a gain of $74,990. The subsidiary had been inactive for the last two years and had sold off minor inventory. Martin A Berns, the Company's CEO and Chairman acquired the subsidiary for $75,000 on March 27, 2009.

Balance Sheet Items
-------------------

LOYALTY POINTS PAYABLE for the three months ended March 31, 2009, were $157,865, compared to $133,773 for the three months ended March 31, 2008, an Increase of $24,092.At March 31, 2009, we did not segregate, in a voluntary account any amounts as compared to the $25,000 at March 31, 2008.This segregated amount was purely a discretionary segregation of funds, without any security interests, legal or contractual obligation which is used to make payments onto the members debit MasterCard cards. This segregated account is at the total discretion and determination of the Board of Directors and from time to time the amount increases or decreases.

ACCRUED LIABILITIES FOR PROFESSIONAL EXPENSES for the three months ended March 31, 2009, were $141,004 compared to $153,936 for the three months ended March 31, 2008, a decrease of $12,932. The decrease was a result of less expense activity during 2009 as a result of the postponement of compliance with the Sarbane-Oxley Act of 2002 as compared to 2008.

ACCOUNTS PAYABLE increased by $20,904 for the three months ended March 31,2009 The increase was the result of working capital requirements by the Company.

NOTE PAYABLE related party increased by $23,000 for the three months ended March 31,2009 The increase was the result of working capital requirements by the Company. The net increase of $23,000 reflects a reduction of $75,000 for a Note Payable to Martin A Berns, our Chairman and CEO. Martin A Berns acquired 100% of Memory Lane Syndication, Inc. on March 27,2009 for a total consideration of $75,000 reflected in accordance with the Agreements and therefore his Note Payable was reduced accordingly. This transaction resulted in a $74,990 gain for financial presentation as reflected in the Statement of Operations at March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009 and at December 31, 2008, we had cash on hand of $104,357 and $45,390, respectively. During the three months ended March 31, 2009, net cash generated in operations was $58,957, and during the three months ended March 31, 2008, net cash used in operations was $164,741. However, our operations are not yet profitable, and we continue to require additional funding in order to continue our business operations.

To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through equity private placements, increased liabilities and loans from officers and directors.

The current gradual expansion of our operations for the next twelve months is due to the fact that the web sites, portals and marketing materials for our various divisions are completed and ready for use. However, until operating revenues increase significantly. We must continue to seek outside funding for the purpose of accelerating the expansion of our operations. There is no assurance that the Company can raise adequate capital to fund its operations.

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

This potential market includes membership clubs, non-profit organizations, alumni associations, retailers and corporations, marketing alliance partners, credit and debit card issuers and network marketing companies. We market our products and services primarily through third party marketing partners who are paid on a commission basis. The marketing partners representing our services are companies that already have existing channel relationships. We have signed a number of marketing partner agreements which are non-exclusive and we anticipate that we will sign agreements with additional representatives in the future. The Agreements, which generally have a term of one year with automatic one-year renewals, provide for the payment by the Company of a commission based on BSP rewards earned by members that are signed into the program through the marketing partner.

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

We anticipate that the organizations that enroll members also become involved with the BSP Rewards program will devote a portion of their advertising and marketing funds to the branded program. We, in turn, will help to develop customer awareness of our products and services as well as enhance usage of the program.

The Company has agreements with various merchants and affiliate managers as Retailers in excess of 800. The members participants earn rebate rewards when Shopping through any of the BSP branded Web Malls.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

NOT APPLICABLE

ITEM 4.  CONTROLS AND PROCEDURES

   a) Evaluation of Disclosure Controls and Procedures: As of March 31, 2009, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

                     RISKS RELATED TO THE COMPANY'S BUSINESS

THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company's auditors included an explanatory statement in paragraph 4 of their report on our financial statements for the years ended December 31,2008 and 2007, stating that there are certain factors which raise substantial doubt about the Company's ability to continue as a going concern.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE. FUTURE

The Company had an accumulated deficit of $6,118,443 as of March 31, 2009. We will continue to incur operating losses as we maintain our search for profits in our businesses and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

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

IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of March 31, 2009, the Company had negative working capital of $430,840. At December 31, 2008 the Company had a negative working capital of $343,777. We have revenue generation activities in place. As such, we will have to obtain additional working capital from debt or equity placements to effectively increase our operations. However, we have no commitment for the provision of working capital. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

THE COMPANY'S STOCK PRICE IS VOLATILE

The market price is subject to significant volatility and trading volumes could bellow. Factors affecting the Company's market price include:

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

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)   Reports on Form 8-K

         On May 1, 2009 the Company filed a Form 8-K dated April 30,2009 reporting under Item 8.01 Other Events.

         On April 30, 2009, the Company announced a change to its business model so that it may focus on higher margin, and thus, more profitable areas as it relates to its gift card business. The Company has changed the gift card segment of its business as to how it will sell gift cards to consumers through its rewards mall programs. The company is reducing the number of merchant gift cards that it purchases for resale and is now offering gift cards through more merchants' websites and they will handle both the transaction and fulfillment. The Company will be expanding the number of gift cards members can purchase through the rewards mall portal directly from the merchants websites.

         The Company shall continue to sell higher margin gift cards as it has in the past. Certain low margin gift cards will no longer be offered for sale from the Company, but will be available as redemption items for points earned through their malls.

         This will have a material impact on its gross revenue from gift card sales. Due to the shift of its business model, the Company will reduce the amount of inventory of gift cards and will reduce administrative costs and overhead associated with larger inventories. The Company anticipates a non-material effect as it pertains to net income from the direct sales of gift cards.

         After May 1, 2009, gross revenue from gift cards will be reduced substantially, for the subsequent reporting periods.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDIANET GROUP TECHNOLOGIES, INC.


Date: May 11, 2009                     By: /s/ Martin Berns
                                           ----------------
                                           Martin Berns
                                           President and Chief Executive Officer


Date: May 11, 2009                     By: /s/ Alfred Fernandez
                                           --------------------
                                           Alfred Fernandez
                                           Chief Financial Officer