Form 10-Q
period 2009-06-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2009-08-14
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

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

At August 10, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value the only class of voting stock), was 27,303,552

                        MEDIANET GROUP TECHNOLOGIES, INC.
                                    FORM 10-Q
                           Quarter Ended June 30, 2009

                                Table of Contents

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

   Item 1 - Financial Statements ...........................................   3

      Condensed Consolidated Balance Sheets
      June 30, 2009 (Unaudited) and December 31, 2008 ......................   3

      Condensed Consolidated Statements of Operations (Unaudited)
      For the six Months ended June 30, 2009 and 2008 ......................   4

      Condensed Consolidated Statements of Cash Flows (Unaudited)
      For the six Months Ended June 30, 2009 and 2008.......................   5

      Notes to the Condensed Consolidated Financial Statements (Unaudited) .   6

   Item 2 - Management's Discussion and Analysis or Plan of Operation
            Financial Condition and Results of Operations ..................  13

   Item 3 - Quantitative and Qualitative Disclosures about Market Risk .....  17

   Item 4 - Controls and Procedures ........................................  17

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings ..............................................  18

   Item 1A - Risk Factors ..................................................  18

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds ....  21

   Item 3 - Default upon Senior Securities .................................  21

   Item 4 - Submission of Matters to a Vote of Security Holders ............  21

   Item 5 - Other Information ..............................................  21

   Item 6 - Exhibits and Reports on Form 8-K ...............................  22

Signatures .................................................................  23

                        MEDIANET GROUP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (UNAUDITED)    (AUDITED)
                                                      June 30,     December 31,
                      ASSETS                            2009           2008
                                                    ------------   ------------
Current assets
   Cash and cash equivalents .....................  $     50,933   $     45,390
   Accounts receivable ...........................        48,351         34,058
   Note receivable - net..........................             -         40,600
   Inventory .....................................        38,073         51,742
                                                    ------------   ------------
Total current assets .............................       137,357        171,790
                                                    ------------   ------------
Property, plant & equipment
   Computer equipment ............................        42,333         39,329
   Accumulated depreciation ......................       (34,659)       (31,129)
                                                    ------------   ------------
Net property, plant and equipment ................         7,673          8,200
                                                    ------------   ------------

Other assets
   Trademark .....................................         1,650          1,800
                                                    ------------   ------------
Total other assets ...............................         1,650          1,800
                                                    ------------   ------------

Total assets .....................................  $    146,680   $    181,790
                                                    ============   ============

     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
   Accounts payable ..............................  $     67,992   $     54,818
   Accrued Expenses ..............................       104,415        153,936
   Loyalty Points payable......... ...............       183,283        133,773
   Note Payable related party ....................       111,500        152,500
   Deferred revenue...............................             -         20,540
                                                    ------------   ------------
Total current liabilities ........................       467,190        515,567
                                                    ------------   ------------

Stockholders' deficiency
   Common stock: par value $.001; 50,000,000
     shares authorized; 27,303,552 shares issued
     and outstanding as of June 30, 2009;
     20,599,802 issued and outstanding as of
     December 31, 2008 ...........................        27,304         20,600
   Additional paid in capital ....................     6,088,730      5,644,701
   Accumulated deficit ...........................    (6,436,543)    (5,999,078)
                                                    ------------   ------------
Total stockholders' deficiency ...................      (320,510)      (333,777)
                                                    ------------   ------------

Total liabilities and stockholders' deficiency ...  $    146,680   $    181,790
                                                    ============   ============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.

                               MEDIANET GROUP TECHNOLOGIES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)
                                     For the three months             For the six months
                                        ended June 30,                  ended June 30,
                                     2009            2008            2009            2008
                                 ------------    ------------    ------------    ------------
Revenues
  Gift Cards .................        389,431         584,551    $    816,642    $    973,619
  Loyalty Points - commissions        110,106          75,197         203,301         139,019
  Web Design - Maintenance ...         51,137          41,045          70,126          82,118
                                 ------------    ------------    ------------    ------------
Total Revenue ................        550,674         700,793       1,090,069       1,194,756

Cost of Sales
  Gift Cards & Processing ....        390,369         538,187         808,173         913,959
  Loyalty Points - commissions
  - Affiliates/Consumers .....         38,188          15,095          64,775          32,759
  Web Design / Maintenance ...         10,461           4,602          19,609          12,277
                                 ------------    ------------    ------------    ------------
Total Cost of Sales ..........        439,018         557,883         892,557         958,995

Gross Profit .................        111,656         142,910         197,512         235,761

Operating Expenses
  Consulting Fees ............        139,772          27,125         172,831         127,525
  Employee salaries & benefits        104,700         115,712         220,516         236,128
  Other operating expenses ...        179,497         137,928         307,397         236,007
                                 ------------    ------------    ------------    ------------
Total operating expenses .....        423,969         280,765         700,744         599,660

  Loss from operations .......       (312,312)       (137,854)       (503,231)       (363,889)

Other income (expense)
  Interest income ............              -             360               -             360
  Interest expense ...........          5,788               -           9,225               -
                                 ------------    ------------    ------------    ------------
Total other income (expense) .          5,788        (137,494)          9,225             360

Net loss before income taxes .       (318,100)       (137,494)       (512,456)       (363,539)

Provision for income taxes ...              -               -               -               -

Net loss from operations .....       (318,100)       (137,494)       (512,456)       (363,539)

Gain on sale of subsidiary ...              -               -          74,990               -

Net gain (loss) ..............       (318,100)       (137,494)       (437,466)       (363,539)
                                 ============    ============    ============    ============

Basic and diluted net loss per
 share .......................   $      (0.02)   $      (0.01)   $      (0.02)   $      (0.02)

Weighted average number of
 common shares outstanding ...     20,674,802      19,496,736      21,754,851      19,205,527
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

                                               4

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          For the Three months
                                                            ended June 30,
                                                        -----------------------
                                                           2009          2008
                                                        ---------     ---------
Cash flows from operating activities:
   Net loss ........................................    $(437,466)    $(225,982)
   Adjustments to reconcile net loss to
    net cash used in operations:
      Depreciation and amortization ................        1,592         1,631
      Warrants issued for services .................       81,533        90,749
      Stock issued for services ....................       57,000             -
   Changes in operating liabilities and assets:
      Accounts receivable ..........................      (55,356)      (27,759)
      Inventory ....................................       13,475       (20,259)
      Note receivable ..............................      204,225       (77,390)
      Stock issued to Board of Director
      for services .................................       90,000        15,269
      Stock issued to employees for services .......       30,000             -
      Deferred Revenue .............................       20,540         1,610
                                                        ---------     ---------
Net cash used in operations ........................        5,543      (242,131)

Cash flows from investing activities:
   Purchase of fixed assets ........................            -        (1,059)
                                                        ---------     ---------
      Net cash used in investing activities ........            -        (1,059)

Cash flows from financing activities:
   Stock issued for cash ...........................            -             -
      Payment on subscription agreement ............            -        58,000
      Net cash provided by financing activities ....            -             -
      Payment on subscription agreement ............            -             0
                                                        ---------     ---------
      Net cash provided by financing activities ....            -        58,000

Increase (decrease) in cash and cash equivalents ...        5,543      (185,190)

   Cash and cash equivalents, beginning of period ..       45,390       230,580
                                                        ---------     ---------
   Cash and cash equivalents, end of period ........    $  50,933        45,390
                                                        =========     =========

Supplemental disclosures of cash flow information:
   Cash paid for interest ..........................    $       -     $       -
                                                        =========     =========
   Cash paid for income taxes ......................    $       -     $       -
                                                        =========     =========
Non-cash financing transactions
   Stock issued for services .......................    $ 177,000     $       -
                                                        =========     =========
   Stocked issued for repayment of
    due to shareholder .............................    $ 195,000     $       -
                                                        =========     =========
   Stock issued for interest
   payment on note .................................    $   9,225     $       -
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

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and item 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2008.

NATURE OF BUSINESS

The operations of MediaNet Group Technologies, Inc. have been carried on through wholly owned subsidiaries. As used herein, the "Company" refers to MediaNet Group Technologies, Inc. and its wholly owned subsidiaries. The Company's operations included the design, development and marketing of (1) branded loyalty programs, and (2) branded websites.

On April 30, 2009, the Company announced a change to its business model so that it may focus on its higher margins business and thus, more profitable areas as it relates to its gift card business. The Company has changed the gift card segment of its business model as to how it will sell gift cards as of May 1, 2009 to consumers through its rewards mall programs. The company is reducing the number of merchant gift cards that it purchases for resale and is now offering gift cards through alternate merchants' websites. The mall merchants will handle both the transaction and fulfillment. The Company will be expanding the number of gift cards to members that can purchase through the rewards mall portal directly from the merchants websites.

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

The Company operations are now mainly being carried on by its operating subsidiary:

   1. BSP Rewards

   2. Memory Lane Syndication - was sold on March 27, 2008 and none of its operation for the first three months ended in March 31, 2009 was included in the operations of the Parent.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has decided to concentrate its focused efforts in our main subsidiary, BSP Rewards. Its Memory Lane, a wholly owned subsidiary, was sold at March 27, 2009.

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

BSP Rewards is an affordable Private Branded "customer relationship marketing program" and "communications solution" that utilizes our proprietary loyalty and internet rewards mall platform and applications.

The BSP marketing program is a quickly and economically built private branded loyalty/reward platform. It is showcases a merchant funded shopping mall program that is customized for manufacturers, retail merchants, debit/credit card issuers and a wide variety of profit and not-for-profit organizations and companies.

The program offers members up to 20% rewards added to any rewards already associated with their credit cards and up to 60% in discounts. This program offers the versatile methods of redemption including gift cards, and a reloadable "Load and Spend" MasterCard that can be utilized in the mall or anywhere in the world that debit MasterCard is accepted. It can be loaded at thousands of load stations and points can be taken as cash at ATM's.

The BSP platform allows participant merchants, manufacturers and service organization the opportunity to enroll their customers and members and also to utilize our cross marketing program to promote their product or service to BSP Members across our Network.

CAPITAL RESOURCES AND BUSINESS RISKS

The Company's future operations are subject to all of the risks inherent in the establishment of a business enterprise. At June 30, 2009, current liabilities exceeded current assets by $329, 833 and at December 31, 2008 current liabilities exceeded current assets by $343,777

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. At June 30, 2009, the Company had an accumulated deficit of $6,436, 543. At December 31, 2008, the Company had an accumulated deficit of $5,999,078.The Company also had realized net losses of $437,466, (after a gain of $74,990 from the sales of Memory Lane Syndication, Inc. during the first quarter.)and $363,839 for the six three months ended June 30, 2008.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through debt, equity transactions with management and through equity private placements. However, until operating revenues increase significantly; we will continue to seek outside funding for the purpose of accelerating the expansion of our operations. Without receiving any additional capital investment management believes we will be unable to continue current business operations, and continue the current gradual expansion of our operations.

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

STOCK TRANSACTIONS AND OUTSTANDING WARRANTS AND OPTIONS

On January 1, 2006, the Company adopted FAS-123R. In March 2005, the SEC staff expressed their views with respect to FAS-123R in Staff Accounting Bulletin No. 107, Share-Based Payment ("SAB 107"). SAB 107 provides guidance on valuing options. The impact of FAS-123R for the six months ended June 30, 2009 was to record a non-cash compensation expense of $81,533. The adoption of FAS-123R had no effect on cash flow from operations or cash flow from financing activities for the six months ended June 30, 2009. FAS-123R requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified as financing cash flows. Prior to the adoption of FAS-123R, excess tax benefits would have been classified as operating cash inflows. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation costs as a result of the full valuation allowances on our net operating loss carry forwards.

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

EQUITY TRANSACTIONS AND OUTSTANDING WARRANTS AND OPTIONS

The following summarizes the equity transactions:

         a. On July 14th 2008, the Board of Directors approved a private placement to accredited investors for a maximum of 2,000,000 restrictive common shares at $0.16 per share accompanied by an equal number of restrictive warrants at $0.50 per common shares for a term of two (2) years. At November 14, 2008 2,000,000 common share and Warrants of 2,000,000 common shares have been issued.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         b. On July 14, 2008, the Board of Directors approved and issued 300,000 restrictive common shares to be distributed among the Company's employees, officers and consultants for settlements of services rendered to the Company. Said shares were issued at $0.16 per share.

         c. On June 5, 2009, the Board of Directors approved the issuance of 4,353,750 restricted common shares at $0.06 per share for conversion of outstanding liabilities of $261,225. Accordingly, members of the Board of Directors converted $204,225 of their obligations for the issuance of 3,403,750 restricted common shares.

         d. On June 19, 2009, the Board of Directors approved the issuance of 2,350,000 common shares as follows:

            1. 1,500,000 restricted common shares issued to members of the Board of Directors

            2. 850,000 restricted common shares issued to employees and consultants

WARRANTS
--------

As of June 30, 2009, the Company had outstanding warrants to purchase up to 3,089,000 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                                       Warrants
                                                       --------
                  Balance, January 1, 2009 .......    3,089,000
                  Issued .........................            -
                                                      ---------
                  Balance June 30, 2009 .........     3,089,000
                                                      =========

The following table provides certain information with respect to the above referenced warrants outstanding at June 30, 2009:

                                 Weighted                    Weighted
                                 Average                   Average Life
       Exercise Price         Exercise Price                   Years
       --------------         --------------               ------------
       $0.10 - $1.00              $0.39                         2.00

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

4. LOYALTY POINTS

Loyalty Points Payable. The liability accumulated by consumers earning loyalty points(rebates due to members)are maintained in a segregate accounts on our books.

5. SIGNIFICANT ACCOUNTING POLICIES

Except as set forth below, as of June 30, 2009, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10K for the year ended December 31, 2008, has not changed materially.

6. NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB released SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC's approval of the PCAOB amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not believe SFAS No. 162 will have a significant impact on the Company's financial statements.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. NEW ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2009, the FASB issued FSP 107-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1"), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS No. 165). SFAS No. 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). SFAS No. 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's financial condition or results of operations. For the quarterly period ended June 30, 2009, the Company has considered subsequent events through July 31, 2009, which is the date its consolidated condensed financial statements were filed with the Securities and Exchange Commission on Form 10-Q.

In June 2009, the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46(R)", which changes the approach to determining the primary beneficiary of a variable interest entity ("VIE") and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for us beginning on January 1, 2010. The Company is currently assessing the potential impacts, if any, on our consolidated condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company's financial statements.

7. RELATED PARTY NOTE PAYABLE

During the three months ended June 30, 2009 related parties,(officer and director) had outstanding advancements due from the Company of $111,500. These loans accrue interest at 9% and are due and payable on demand from 10 days notice.

8. CONSULTING AND SALES AGREEMENTS

During the period of January 1, 2008 through June 30, 2009, the Company has signed Marketing Partner and /or Member Provider Agreements ("Agreements") with various individuals or companies. These agreements allow companies to become Marketing Partners and/or Member Providers of the BSP Rewards program. Marketing Partners sell the BSP program on behalf of the Company on a straight commission basis. Member Providers enroll Members into the BSP Rewards platforms.

                        MEDIANET GROUP TECHNOLOGIES, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8. CONSULTING AND SALES AGREEMENTS (Continued)

The terms of these agreements are generally one (1) year from the effective date, and can be renewed for successive one (1) year periods after the initial one (1) year term, if agreed by both parties in writing within 30 days of license expiration. Either party may terminate the "AGREEMENT" on Ninety (90) days written notice during a renewed term.

In May 29, 2009, the company granted to a marketing partner, a right of first refusal in the event of sale of its wholly owned subsidiary BSP Rewards. In accordance with this grant, the marketing partner has 30 days to match all terms and conditions if and when a contract for sale is agreed upon.

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

11. SUBSEQUENT EVENTS

On August, 2009, the company entered into an Agreement and Plan of Merger with CG Holdings Ltd. Group whereby upon contingencies outlined in the agreement are fulfilled, a merger will occur. There are no assurances the contingencies, including but not limited to, Board of Directors approval, due diligence approval, increase in authorized common shares, etc. will be satisfied in the closing of this transaction will occur. For further information, refer to Form 8-K as filed on August 14, 2009.

On July 7, 2009, CG Holdings Ltd. loaned the company $100,000 having an interest rate of 6% payable monthly commencing January 1, 2010. The principal ($100,000) plus any and all accrued interest is due and payable July 7, 2011. The note is prepayment without penalty and payable interest only until July 7, 2011.

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

On May 22, 2003 we changed our name to MediaNet Group Technologies, Inc.

Substantially all of our current operations are carried on through BSP Rewards, Inc. our wholly owned subsidiary.

RESULTS OF OPERATIONS

For the six months ended June 30, 2009, we had revenues from operations of $1,194,756 and a loss from operations of $(437,466). For the six months ended June 30, 2009, we had revenues from operations of $1,194,756 and a loss from operations of $(363,538)

   o GIFT CARD sales decrease $156,977 or 16%, to $816,642 in the second quarter of 2009 compared to $973,619 for the second quarter of 2008. The decrease is primarily attributable to our change in the sales model for the sales of gift cards as previously stated.

   o LOYALTY POINT revenues in the six month period ended June 30, 2008 increased $64,282 or 46%, to $203,301 compared to $139,019 for the second quarter of 2008. The increase is primarily a direct result of increased merchant participation, an increase in members shopping at online merchants and increase in our membership base.

   o WEB DESIGN / MAINTENANCE / HOSTING decreased $11,992, or 15%, to $70,126 in the second quarter of 2009 ended June 30, 2009 compared to $82,118 in the second quarter of 2008. The decrease is primarily attributable to building our base as we obtain new web mall clients.

COST OF SALES of gift cards decrease in the six months ended June 30, 2008 from $913,959 to $808,176 in the second quarter of 2009 as a direct result of the decrease in revenues from the sale of gift cards.

COST OF SALES of loyalty points increased in the second quarter of 2009 for the period ended June 30, 2008 from $32,759 to $64,775 in the second quarter ended June 30, 2009 as a direct result of the increased revenues of web mall transactions by our members.

COST OF SALES of web design/maintenance decreased in the three month period ended 2009 from $19,609 to $12,277 in the second quarter of 2008 as a direct result of the increased efficiencies and cost reductions.

OPERATING EXPENSES for the six months ended June 30, 2009, were $700,744 compared to $599,660 for the six months ended June 30, 2008, a net decrease of $101,084. The net decrease was a direct result cost cutting measures implemented all across the board, from personnel reductions to change in accounting firms.

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

Balance Sheet Items
-------------------

LOYALTY POINTS PAYABLE for the six months ended June 30, 2009, were $183,283 compared to $133,773 for the six months ended June 30, 2008, an increase of $49,510.

ACCRUED LIABILITIES FOR PROFESSIONAL EXPENSES for the six months ended June 30, 2009, were $104,415 compared to $153,936 for the three months ended June 30, 2008, a decrease of $49,521. The decrease was a result of less expense activity during 2009 as a result of the postponement of compliance with the Sarbane-Oxley Act of 2002 as compared to 2008.

ACCOUNTS PAYABLE increased by $13,174 for the six months ended June 30, 2009 The increase was the result of working capital requirements by the Company.

NOTE PAYABLE related party increased by $41,000 for the six months ended June 30, 2009. The increase was the result of working capital requirements by the Company. The net increase of $41,000 reflects a reduction of $75,000 for a Note Payable to Martin A Berns, our Chairman and CEO. Martin A Berns acquired 100% of Memory Lane Syndication, Inc. on March 27, 2009 for a total consideration of $75,000 reflected in accordance with the Agreements and therefore his Note Payable was reduced accordingly. This transaction resulted in a $74,950 gain for financial presentation as reflected in the Statement of Operations at June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009 and at December 31, 2008, we had cash on hand of $50,933 and $45,390, respectively. During the six months ended June 30, 2009, net cash generated in operations was $5,543, and during the six months ended June 30, 2008, net cash used in operations was $(242,131). However, our operations are not yet profitable, and we continue to require additional funding in order to continue our business operations.

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

The Company has agreements with various merchants and affiliate managers as Retailers in excess of 900. The members participants earn rebate rewards when Shopping through any of the BSP branded Web Malls.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

    a) Evaluation of Disclosure Controls and Procedures: As of June 30, 2009, our management carried out an evaluation, under the supervision of our Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

                     RISKS RELATED TO THE COMPANY'S BUSINESS

THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN IS IN QUESTION

The Company's auditors included an explanatory statement in paragraph 4 of their report on our financial statements for the years ended December 31, 2008 and 2007, stating that there are certain factors which raise substantial doubt about the Company's ability to continue as a going concern.

THE COMPANY HAS A HISTORY OF LOSSES AND MAY INCUR LOSSES FOR THE FORESEEABLE FUTURE.

The Company had an accumulated deficit of $6,436,543 for the period ended June 30, 2009. We will continue to incur operating losses as we maintain our search for profits in our businesses and satisfy our ongoing disclosure requirements with the Commission. Such continuing losses could result in a decrease in share value.

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

IF THE COMPANY IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE OUR BUSINESS, WE MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of June 30, 2009, the Company had negative working capital of $329,833. At December 31, 2008 the Company had a negative working capital of $343,777. We have revenue generation activities in place. As such, we will have to obtain additional working capital from debt or equity placements to effectively increase our operations. However, we have no commitment for the provision of working capital. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the three (3) months ending June 30, 2009, the company issued 6,703,750 restricted common shares as summarized below:

                Shares
Date            Issued      Amount     Name                 Description
-------------   ---------   --------   ------------------   -------------------------------------------------
June 5, 2009    2,612,500   $156,750   Martin Berns         Conversion of Debt - Member of Board of Directors
June 5, 2009      439,584     26,375   Eugene Berns         Conversion of Debt - Member of Board of Directors
June 5, 2009      175,833     10,550   Bruce Hollander      Conversion of Debt - Member of Board of Directors
June 5, 2009      175,833     10,550   Robert Hussey        Conversion of Debt - Member of Board of Directors
June 5, 2009      950,000     57,000   Steven Adelstein     Conversion of Debt - Consultant
June 19, 2009                                               Consulting Services - Member of Board of Directors
June 19, 2009     500,000     30,000   Martin Berns         Consulting Services - Member of Board of Directors
June 19, 2009     200,000     12,000   Eugene Berns         Consulting Services - Member of Board of Directors
June 19, 2009     200,000     12,000   Bruce Hollander      Consulting Services - Member of Board of Directors
June 19, 2009     200,000     12,000   Robert Hussey        Consulting Services - Member of Board of Directors
June 19, 2009     200,000     12,000   Tom Hill             Consulting Services - Member of Board of Directors
June 19, 2009     200,000     12,000   Brent Gephart        Consulting Services - Member of Board of Directors
June 19, 2009     350,000     21,000   Steven Adelstein     Consultant
June 19, 2009     260,000     15,600   Alfred Fernandez     Employee Bonus Compensation
June 19, 2009     100,000      6,000   James Yagielo        Bonus Compensation
June 19, 2009      60,000      3,600   Stefanie Kitzes      Consultant Compensation
June 19, 2009      35,000      2,100   Christina Mercedes   Employee Bonus Compensation
June 19, 2009      15,000        900   Dan Mirkovich        Employee Bonus Compensation
June 19, 2009      10,000        600   Rick Vaughn          Employee Bonus Compensation
June 19, 2009      10,000        600   Donnie Snyder        Employee Bonus Compensation
June 19, 2009      10,000        600   Antonio Twymon       Consultant

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

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)   Reports on Form 8-K

         On August 14, 2009 the Company filed a Form 8-K dated August 10, 2009 reporting under Item 1.01 Entry into a Definitive Agreement and Item
         8.01 Other Events.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDIANET GROUP TECHNOLOGIES, INC.


Date: August 14, 2009                  By: /s/ Martin Berns
                                           ----------------
                                           Martin Berns
                                           President and Chief Executive Officer


Date: August 14, 2009                  By: /s/ Alfred Fernandez
                                           --------------------
                                           Alfred Fernandez
                                           Chief Financial Officer