Form 10-KT
period 2009-09-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2010-01-13
CIK 1097792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended: __________________________

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2009 to September 30, 2009
                               ---------------    ------------------

Commission File Number: 0-49801
                        -------

                        MEDIANET GROUP TECHNOLOGIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

                  NEVADA                                    13-4067623
    -------------------------------                   ----------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)

5100 WEST COPANS ROAD, SUITE 810, MARGATE, FLORIDA             33063
--------------------------------------------------          ----------
     (Address of principal executive office)                (Zip Code)

Registrant's telephone number, including area code        (954) 974-5818
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, par value $0.001
                         ------------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). Yes [ ]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 232.405 of this chapter)is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act). Yes [ ]   No [X]

As of January 6, 2010, there were 27,303,552 shares of the Registrant's common stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant's common stock (based upon the average bid and ask price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $9,000,000. Shares of the Registrant's common stock held by each executive officer and director at January 6, 2009 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On January 6, 2010, the registrant also had outstanding 5,000,000 shares of preferred stock, mandatorily convertible into common shares at a rate of 54.72 shares of common stock for each share of preferred stock. The registrant expects that such conversion will take place on or before March 31, 2010. Such preferred shares, while outstanding, vote together with the common stock on as-converted basis. As soon as an increase in common shares has been approved by the State of Nevada, USA and as soon as the common shares become available, such preferred shares will be converted.

                      DOCUMENTS INCORPORATED BY REFERENCE:

None.

                        MEDIANET GROUP TECHNOLOGIES, INC.

                                    FORM 10-K

      FOR THE TRANSITION PERIOD FROM JANUARY 1, 2009 TO SEPTEMBER 30, 2009

                                TABLE OF CONTENTS

NUMBER                                                                      PAGE
------                                                                      ----

PART I

Item 1.     Business .......................................................   3
Item 1A.    Risk Factors ...................................................   7
Item 1B.    Unresolved Staff Comments ......................................  12
Item 2.     Properties .....................................................  12
Item 3.     Legal Proceedings ..............................................  12
Item 4.     Submission of Matters to a Vote of Security Holders ............  12

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities .............  13
Item 6.     Selected Financial Data ........................................  15
Item 7.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations .....................................  16
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk .....  24
Item 8.     Financial Statements and Supplementary Data ....................  25
Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................  25
Item 9A.    Controls and procedures ........................................  25
Item 9B.    Other Information ..............................................  26

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance ........  28
Item 11.    Executive Compensation .........................................  32
Item 12.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters ................................  35
Item 13.    Certain Relationships and Related Transactions and Director
            Independence ...................................................  36
Item 14.    Principal Accounting Fees and Services .........................  36

PART IV

Item 15.    Exhibits, Financial Statement Schedules ........................  37

Signatures .................................................................  38

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

The former shareholders of Brand-A-Port acquired a majority of our issued and outstanding common stock as a result of completion of the share exchange transaction. Therefore, although Brand-A-Port became our wholly owned subsidiary, the transaction was accounted for as a recapitalization of Brand-A-Port, whereby Brand-A-Port was deemed to be the accounting acquirer and is deemed to have adopted our capital structure.

We changed our name to MediaNet Group Technologies, Inc., in May, 2003.

In June, 2005, we changed the name of our subsidiary, Brand-A-Port, to BSP Rewards, Inc. to better reflect our focused business endeavors.

OVERVIEW
--------

The operations of MediaNet Group Technologies, Inc. have been carried on through our wholly owned subsidiary, BSP Rewards, Inc. As used herein, the "Company" refers to MediaNet Group Technologies, Inc. and its wholly owned subsidiary. The Company's operations included the design, development and marketing of (1) branded loyalty programs, internet shopping malls and (2) branded websites. The Company has decided to concentrate its focused efforts in our main subsidiary, BSP Rewards, Inc.

In March, 2009, the Company sold its wholly owned subsidiary, Memory Lane Syndications, Inc. which was inactive and had limited revenue during 2009 and 2008 and has been classified for financial presentation as a discontinued operation.

BSP Rewards, Inc.

BSP Rewards, Inc, provides private branded loyalty and reward web malls and programs to both for-profit and not-for-profit companies and organizations and for online merchants. The program is designed as a shopping service through which members receive rebates (rewards) on purchases of products and services from participating merchants. These rewards earned may be accumulated by the member and may be used to purchase gift cards, donate to a charity, or loaded onto a debit MasterCard by which they can make additional purchases from any participating merchant in the program or anywhere in the world that debit MasterCard cards are accepted. The BSP program is proprietary to the Company.

BSP REWARDS INC (BSP Rewards or BSP)

BSP Rewards is a loyalty and rewards program designed as a shopping service through which members receive rebates (rewards points) on purchases of products and services from participating merchants in our internet mall platform.

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

OUR INDUSTRY

We classify our business operations as a member of the loyalty, online shopping mall, and rewards sector, and marketing services, each of which are fragmented and diverse industries. While the industry consists of many companies and organizations that provide loyalty and rewards in various means and fashions, few offer a complete package. There are many other similar businesses; however, most others do not include many of the features and benefits that we do including offering a stored value debit card and continuous email communications with members. It requires significant time and resources to develop a mature, flexible, broad-based platform and to attract and market the program to a wide variety of business segments. We are of the opinion that 85% of our operating model is executed by other related businesses, however, not all 85% can be found in one program or platform and the other 15% is proprietary to BSP Rewards. The benefit of creating a viable and valuable rewards and shopping mall program in today's environment is due to an ongoing shift towards online shopping versus traditional brick and mortar shopping. Today's consumers are looking to save wherever and whenever possible, particularly on their everyday shopping needs, including gas, grocery, apparel and office supplies.

COMPETITION

We private brand our web mall program for companies, organizations and associations with features that include, but is not limited to, their logo and corporate image, cross links between the mall and their own corporate websites where the end user associates the mall with the host brand. Our competition includes other established loyalty/rewards companies, service provider that aggregate affiliate network merchants and existing web portals. While some competitors offer a private branded rewards program, most do not offer all of the features as BSP, including our redemption option through a stored value MasterCard, cross marketing applications and customer communications.

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

The Company sometimes pays a commission for any products and internet portals sold on behalf of the Company and a commission for hosting fees paid to the Company by buyers of malls or websites as a result of the activities of the marketing partner. In some instances, we also allow clients for whom we have built mall portals to act as resellers. As of the date of this report, the marketing agreements have not resulted in any significant revenues.

We anticipate that the organizations that enroll members in their private branded rewards program will devote a portion of their advertising and marketing funds to the branded program. We, in turn, will help to develop customer awareness of our products and services as well as enhance usage of the program.

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

                   SUMMARY CONSOLIDATED FINANCIAL INFORMATION

The following table sets forth a summary of the financial data for MediaNet Group Technologies, Inc. and subsidiary for the nine (9) months ended September 30, 2009 and 2008 and balance sheet data as of September 30, 2009 and 2008. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes appearing elsewhere in this Report.

                                                 Nine Months Ended
                                                   September 30,
                                              2009            2008 (1)(2)
                                          ------------       ------------

Revenues ...........................      $ 1,721,623        $ 1,767,689
Operating expenses .................        1,444,259            850,922
Operating (loss) ...................         (944,507)          (555,406)
Income taxes .......................                0                  0
Net (loss) .........................         (950,799)          (555,046)
Loss per share - basic and diluted .            (0.04)             (0.03)

Working capital (deficit) ..........         (756,493)          (343,777)
Current assets .....................          196,793            171,790
Total assets .......................          204,419            181,790
Current liabilities ................          703,286            515,567
Total liabilities ..................          953,287            515,567
TOTAL STOCKHOLDERS' (DEFICIT) .....          (748,867)          (333,777)

(1)  2008 classifications are changed to conform to 2009 classifications
(2)  2008 amounts are unaudited

OUR ADDRESSES

The address of the Company's principal executive office is 5100 West Copans Road, Suite 810, Margate, Florida 33063, and our telephone number is (954) 974-5818. We maintain a website at www.medianetgroup.com that contains information about us, but that information is not a part of this Annual Report.

ITEM 1A. RISK FACTORS

WE HAVE AN OPERATING HISTORY OF CONTINUOUS LOSSES. WE ARE SUBJECT TO ALL THE RISKS ASSOCIATED WITH THE FORMATION OF A NEW BUSINESS, INCLUDING POSSIBLE FAILURE TO ACHIEVE OR SUSTAIN PROFITABILITY, WHICH WOULD ADVERSELY AFFECT THE VALUE OF THE COMPANY AND THE MARKET VALUE OF OUR SHARES OF COMMON STOCK.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the Company's internal controls over financial reporting in their annual reports, including Form 10-K. We are subject to this requirement commencing with our fiscal year ended September 30, 2008 and a report of our management is included under Item 9A of this Annual Report on Form 10-K. In addition, SOX 404 requires the independent registered public accounting firm auditing a company's financial statements to also attest to and report on the operating effectiveness of such company's internal controls. However, this annual report does not include an attestation report because under the current law, we will not be subject to these requirements until our annual report for the fiscal year ending September 30, 2010. We can provide no assurance that we will comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements.

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

   o  our ability to retain an active user base, attract new users, and;

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

   o the actions of our competitors, including the introduction of new sites, services, products and technologies;

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

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2008 and September 30, 2009, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $0.03 and $0.28. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

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

IT MAY BE DIFFICULT FOR OUR SHAREHOLDERS TO SELL THEIR SHARES BECAUSE OF A LIMITED TRADING MARKET AND BECAUSE OF RESTRICTIONS IMPOSED BY THE PENNY STOCK RULES, WHICH MAY REDUCE OR ELIMINATE THE ABILITY TO REALIZE A PROFIT FROM THE SALE OF YOUR SHARES.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.  PROPERTIES

As of September 30, 2009, the Company leased approximately 2,784 sq. ft. of office space from an unaffiliated third party.

The term of the lease, which has a two (2) year term starting in 2008 as follows:

     $4,203 per month for the first twelve months, and $4,335 per month for the last twelve months expiring January 31, 2010.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during quarter ended September 30, 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR COMMON STOCK
---------------------------

Our shares of common stock are quoted on the Over-The-Counter Bulletin Board. The Over-The-Counter Bulletin Board is a quotation medium for subscribing members only. Only market makers can apply to quote securities on the Over-The-Counter Bulletin Board. We cannot guarantee that we will obtain a market maker or such a quotation. Although we will seek a market maker for our securities, our management has no agreements, understandings or other arrangements with market makers to begin making a market for our shares. There is no limited trading activity in our securities, and there can be no assurance that a regular trading market for our common stock will ever be developed, or if developed, will be sustained.

A shareholder in all likelihood, therefore, will not be able to resell their securities should he or she desire to do when eligible for public resale. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

In general, under Rule 144 as currently in effect, any of our affiliates and any person or persons whose sales are aggregated who has beneficially owned his or her restricted shares for at least one year, may be entitled to sell in the open market within any three-month period a number of shares of common stock that does not exceed the greater of (i) 1% of the then outstanding shares of our common stock, or (ii) the average weekly trading volume in the common stock during the four calendar weeks preceding such sale. Sales under Rule 144 are also affected by limitations on manner of sale, notice requirements, and availability of current public information about us. Non-affiliates, who have held their restricted shares for one year, may be entitled to sell their shares under Rule 144 without regard to any of the above limitations, provided they have not been affiliates for the three months preceding such sale.

Further, Rule 144A as currently in effect, in general, permits unlimited resale of restricted securities of any issuer provided that the purchaser is an institution that owns and invests on a discretionary basis at least $100 million in securities or is a registered broker-dealer that owns and invests $10 million in securities. Rule 144A allows our existing stockholders to sell their shares of common stock to such institutions and registered broker-dealers without regard to any volume or other restrictions. Unlike under Rule 144, restricted securities sold under Rule 144A to non-affiliates do not lose their status as restricted securities.

The availability for sale of substantial amounts of common stock under Rule 144 could adversely affect prevailing market prices for our securities.

DIVIDEND POLICY

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

All shares of common stock are entitled to participate proportionally in dividends if our Board of Directors declares dividends out of the funds legally available. Shares of preferred stock participate with common shares on the basis of 54.7229736 shares of common stock for each share of preferred stock. These dividends may be paid in cash, property or shares of common stock. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Our shares are "penny stock" within the definition of that term as contained in the Securities Exchange Act of 1934. Penny Stock is generally an equity security with a price of less than $5.00. Our common shares will then be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of selling securityholders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

CLOSING BID PRICES (1)
----------------------

    Quarter Ended                  HIGH        LOW
    -------------                 ------      -----
    December 31, 2007 ......       $0.19      $0.09
    March 31, 2008 .........        0.06       0.04
    June 30, 2008 ..........        0.18       0.03
    September 30, 2008 .....        0.28       0.09
    December 31, 2008 ......        0.16       0.05
    March 31, 2009 .........        0.27       0.13
    June 30, 2009 ..........        0.22       0.15
    September 30, 2009 .....        0.24       0.13

(1) The above tables set forth the range of closing prices per share www.yahoo.com for the periods indicated.

REPORTS TO STOCKHOLDERS
-----------------------

Our shareholders, through our filings on the web, including http://www.sec.gov, can review all of our periodic reporting filed under the Exchange Act, including our annual reports for the years ended December 31, 2008 and 2007. Additionally, shareholders should review our Form 10-Q's for the periods ended June 30, 2009 and March 31, 2009, and all filings to current date.

APPROXIMATE NUMBER OF HOLDERS OF OUR COMMON STOCK
-------------------------------------------------

At September 30, 2009, there were approximately 300 stockholders of record of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of income data for the nine (9) months ended September 30, 2009, and balance sheet data as of September 30, 2009, are derived from our audited consolidated financial statements included elsewhere in this Report. The September 30, 2008 statement of income data and balance sheet data as of September 30, 2008 was derived from our unaudited consolidated financial statements.

The following selected historical financial information should be read in conjunction with our consolidated financial statements and related notes and the information contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                            NINE MONTHS ENDED SEPTEMBER 30,
STATEMENT OF OPERATIONS DATA:                   2009              2008 (1)
                                            ------------       ------------

Sales revenue: .......................      $  1,721,623       $  1,767,689
Cost of sales ........................         1,221,871          1,472,173
Gross profit .........................           499,752            295,516
Expenses:
   Selling and Administrative expenses         1,193,991            691,498
   Consulting Fees (1) ...............           250,268            159,424

      Total expenses .................         1,444,259            850,922

Loss from Operations .................          (944,507)          (555,406)
Interest  ............................            (6,292)               360
Net Loss  ............................      $   (950,799)      $   (555,046)

Gain on Sale of Subsidiary............            74,990                  -

Loss per Share - basic and diluted ...              (.04)              (.03)

Weighted average number of shares
 outstanding - basic and diluted .....        23,688,236         19,205,527

(1) 2008 classifications are changed to conform to 2009 classifications

                                                     SEPTEMBER 30,
BALANCE SHEET DATA:                             2009              2008 (1)
                                            ------------       ------------
Cash and cash equivalents ............      $     46,372       $     45,390
Working capital (deficit) ............          (756,493)          (343,777)
Total assets .........................           204,419            181,790
Total current liabilities ............           703,286            515,567
Long term liability ..................                 0                  0
Total liabilities ....................           953,287            515,567
Total stockholders'(deficit) .........          (748,867)          (333,777)

(1) 2008 classifications are changed to conform to 2009 classifications

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K. Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors, including, but not limited to, those described in the subsection titled "Risk Factors," located in Part I, Item 1A, of this Form 10-K.

CORPORATE OVERVIEW

The Company was organized under the name Clamshell Enterprises, Inc. in Nevada on June 4, 1999, as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through completion of a merger, exchange of stock, or similar type of transaction. On March 31, 2003, we completed the acquisition of all of the issued and outstanding shares of Brand-A-Port, Inc., in a share exchange transaction. The former shareholders of Brand-A-Port acquired a majority of our issued and outstanding common stock as a result of completion of the share exchange transaction. Although the result of the share exchange transaction was that Brand-A-Port became our wholly owned subsidiary, the transaction was accounted for as a recapitalization of Brand-A-Port, whereby Brand-A-Port was deemed to be the accounting acquirer and was deemed to have adopted our capital structure.

On May 22, 2003 we changed our name to MediaNet Group Technologies, Inc.

All of our operations at September 30, 2009, were carried on through BSP Rewards, Inc. our wholly owned subsidiary.

On October 22, 2009, the Company changed its fiscal year from December 31 to September 30. Accordingly, the following information relates to the operations of the Company for the period which began on January 1, 2009, and ended on September 30, 2009, and the comparable period which began on January 1, 2008, and ended September 30, 2008.

The Company evaluates performance based on several factors, of which the primary financial measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in "Note 1:
Summary of Significant Accounting Policies." The following tables reflect the operations of the Company's reportable segments:

                                               FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                2009               2008
                                            ------------       ------------
Revenues
   Gift Cards ........................      $  1,258,759       $  1,478,643
   Loyalty Points-commissions                    328,322            281,576
   Web Design / Maintenance / hosting            134,542              7,470
           Total Gross Revenues ......         1,721,623          1,767,689

Cost of Sales
   Gift Cards ........................         1,138,716          1,399,493
   Loyalty Points ....................            50,715             71,544
   Web Design / Maintenance / hosting             32,440              1,136
          Total Cost of Sales ........         1,221,871          1,472,173

RESULTS OF OPERATIONS
---------------------

COMPARISON OF 2009 AND 2008

Fiscal Nine Month period Ended September 30, 2009 as compared to Fiscal Nine (9) Month period ended September 30, 2008.

SALES REVENUES
--------------

STATEMENT OF OPERATION ITEMS
----------------------------

For the fiscal nine (9) month period ended September 30, 2009, we had revenues from operations of $1,721,623, and a loss from operations of $(944,507). For the nine (9) month period ended September 30, 2008, we had revenues from operations of $1,767,689, and a loss from operations of $(555,406).

   o GIFT CARD sales decreased $219,884, or 15% to $1,258,759 in 2009 compared to $1,478,643 for the fiscal nine (9) month period ended 2008. The decrease is a result of the following:

   On April 30, 2009, the Company announced a change to its business model so that it may focus on higher margin, and thus, more profitable areas as it relates to its gift card business. The Company has changed the gift card segment of its business as to how it will sell gift cards to consumers through its rewards mall programs.

   o The Company reduced the number of merchant gift cards that it purchases for resale and is now offering gift cards through more merchants' websites and they will handle both the transaction and fulfillment. The Company will be expanding the number of gift cards members can purchase through the rewards mall portal directly from the merchants websites.

   o The Company shall continue to sell higher margin gift cards as it has in the past. Certain low margin gift cards will no longer be offered for sale from the Company, but will be available as redemption items for points earned through their malls.

   o LOYALTY POINT revenues increased $46,746 or 17%, to $328,322 in 2009 compared to $281,576 for the fiscal nine (9) month period ended 2008. The increase is primarily a direct result of increased merchant participation, an increase in members shopping at online merchants and increase in our membership base.

   o WEB DESIGN / MAINTENANCE / HOSTING increased $127,072, or 1,701%, to $134,542 in 2009 compared to $7,470 for the fiscal nine (9) month period ended 2008. The increase is primarily attributable to building our base as we obtain new web mall clients.

COST OF SALES of gift cards and processing fees decreased in 2009 to $1,138,716 from $1,399,493 in 2008 as a direct result of our change of business model as of April 30, 2009.

COST OF SALES of loyalty points decreased in 2009 to $50,715 from $71,544 in 2008 as a direct result of the decrease of revenues of web mall and gift card revenues.

COST OF SALES of web design/maintenance increased in 2009 to $27,022 from $1,136 in 2008 as a direct result of the cost associated with increased revenues.

OPERATING EXPENSES for the fiscal nine (9) month period ended September 30, 2009, were $1,444,259 compared to $850,922 for the fiscal nine (9) month period ended September 30, 2008. The net increase $593,337 was a direct result of increased expenses from the pending merger at September 30, 2009 having closed on October 19, 2009. Additionally, the Company expended additional funds in utilizing the services of outside consultants.

Balance Sheet Items
-------------------

LOYALTY POINTS PAYABLE at September 30, 2009, was $209,025, compared to $133,773 at September 30, 2008, a increase of $75,252. The increase was a direct result of consumer increasing the use of their purchasing products through the web mall.

ACCRUED LIABILITIES at September 30, 2009 were $310,044, compared to $153,936 at September 30, 2008, an increase of $156,108. The increase was a result of increased expenses during 2009 as a result of the merger related cost and the use of services of outside consultants.

ACCOUNTS PAYABLE AND NOTE PAYABLE to related party increased by $209,000 at September 30, 2009 as compared to September 30, 2008. The increase was the result of a working capital advancement from the merger participant of $250,000.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments. We believe that the determination of the carrying value of our long-lived assets, the valuation allowance of deferred tax assets and valuation of share-based payment compensation are the most critical areas where management's judgments and estimates most affect our reported results. While we believe our estimates are reasonable, misinterpretation of the conditions that affect the valuation of these assets could result in actual results varying from reported results, which are based on our estimates, assumptions and judgments as of the balance sheet date.

Revenue Recognition
-------------------

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectability is reasonably assured, and there are no substantive performance obligations remaining. The Company's revenue recognition policies are in conformity Accounting Standards Codification ("ASC") 985-605-25 "Software Revenue Recognition", which was previously formerly AICPA's Statement of Position No. 97-2, "Software Revenue Recognition", as amended ("SOP 97-2").The Company also considers EIFT-0021 and EIFT-99-19 in identifying and determining its different types of revenue and payment streams. Our comprehensive revenue recognition policy with reference to each revenue stream is to recognize income when the Company has completely performed its obligations to deliver goods or rendered services to customers. The Company has identified three revenue and payment streams: the sale of gift cards, the design and maintenance of web malls and an incentive or loyalty point program.

As to the sale of gift cards, since we have the inventory and credit risks, we recognized the gross sales upon receipt of payment and the shipping of the gift cards from our offices to the consumer. In the case where the Company builds web sites for clients, revenue is recognized when the web site is finished and operational and the client makes final payment. All clients, whereby the Company has built the web mall, usually contract with the Company for the maintenance of the web site. The Company charges, in certain cases, a per-client, per-month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance or design services are recorded as revenue and are then recognized proportionately as the maintenance services are performed.

As to the incentive-loyalty points program, where we have no inventory or credit risks, we recognize revenue 45 days after the sale has been made in the client's web mall. The 45 day waiting period is a contractual or verbal arrangement with the web merchant and the Company's business practice to allow for returns and collections risks on the part of the merchant. After the 45 day period expires, the web merchant pays the Company the contracted for rebate/commission. Upon the receipt of payment from the merchant, the Company recognizes revenue as earned pursuant to the agreement with said client.

The Company's loyalty point program revenue recognition program can be illustrated as follows: If the agreed percentage to the consumer member from the merchant mall has been agreed to be 2% of the value of the items purchased, then this amount is tracked and accumulated by our in house developed programs. The consumer-member earns these two points as $2.00 (2% on $100 of purchases) and is allocated to its account after the before mentioned 45 day waiting period. The term or life of these loyalty points to the consumer is two years from the date of the consumers last transaction, before it is lost. Unclaimed or unused points are recognized as income after the two year period expires. This practice is known in the industry as "breakage." However, the two-year term is extended for another two years every time the consumer-member purchases or redeems through the web site. Loyalty points earned but unused by consumers are recorded on our books as a loyalty points payable and expense. They are credited to our liability account as long as the consumer/member does not use them to make further purchases within our merchants' member web malls. If a member uses them to make further purchases his account is debited. The consumer is also debited if he "loads" these points as cash on to our membership provided debit card. If he loads them onto a pre-paid debit card he may use it as any debit card and even make cash withdrawals at an ATM machine. In this case his account is debited reducing the loyalty point liability on our books. Through vendors that manage the debit card programs, the Company (pays-to fund) the points loaded by the member. Any transaction fees paid to any such vendor is recognized by the Company as commission expense. The "breakage" is recognized by the Company by debiting the loyalty point payable and crediting the loyalty point commission expense, thus reflecting the income due to breakage. This income has been immaterial, since there is a strong incentive by the consumers to spend these points within our member mall due to their economic savvy and our marketing efforts.

Stock-Based Compensation Expense
--------------------------------

Effective December 31, 2007, the Company adopted the provisions of ASC Topic 718, Compensation -- Stock Compensation," which requires the Company to recognize expense related to the fair value of stock-based compensation awards. The Company elected the modified prospective transition method as permitted by Topic 718, under which stock-based compensation is based on the grant date fair value estimated in accordance with the provisions of Topic 718. We estimate the fair values of share-based payments on the date of grant using a Black-Scholes option pricing model, which requires assumptions for the expected volatility of the share price of our common stock and a risk-free interest rate over the expected term of the stock-based award.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant date with a remaining term equal to the expected tem of the stock-based award. In December 2007, the SEC issued guidance allowing companies, under certain circumstances, to utilize a simplified method, based on the average of the vesting term and contractual term of the award, in determining the expected term of stock-based awards. Since we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time that our equity shares have been publicly traded, we utilize the simplified method to calculate the expected term of stock-based awards. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

Income Taxes
------------

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company files consolidated federal and state income tax returns.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", ("FIN 48") and FSP FIN 48-1, which amended certain provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Accounting Standards Codification Topic 740

"Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company determine whether the benefits of the Company's tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. The provisions of FIN 48 also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure. In connection with our adoption of FIN 48, we analyzed the filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. There was no impact on our consolidated financial statements upon the adoption of FIN 48 on January 1, 2007. The Company did not have any unrecognized tax benefits and there was no effect on the financial condition or results of operations as a result of implementing FIN 48 or FSP FIN 48-1. In accordance with FIN 48, the Company adopted the policy of recognizing penalties in selling, general, and administrative expenses and interest, if any, related to unrecognized tax positions as income tax expense.

Recent Authoritative Accounting Pronouncements
----------------------------------------------

Recent Accounting Literature
FASB Accounting Standards Codification (Accounting Standards Update ("ASU") 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the nine months ended September 30, 2009.

As a result of the Company's implementation of the Codification during the nine months ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events
(Included in Accounting Standards Codification ("ASC") 855 "Subsequent Events", previously SFAS No. 165 "Subsequent Events")

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued ("subsequent events"). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued.

SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company's financial statements. The Company evaluated for subsequent events through the issuance date of the Company's financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets
(Included in ASC 350 "Intangibles -- Goodwill and Other", previously FSP SFAS No. 142-3 "Determination of the Useful Lives of Intangible Assets")

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company's financial statements.

Noncontrolling Interests
(Included in ASC 810 "Consolidation", previously SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51")

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The adoption of SFAS No. 160 did not have any other material impact on the Company's financial statements.

Consolidation of Variable Interest Entities -- Amended
(To be included in ASC 810 "Consolidation", SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)")

SFAS No. 167 amends FASB Interpretation No. 46(R) "Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include:
(1) the elimination of the exemption for qualifying special purpose entities,
(2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company's financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had cash and cash equivalent of $46,372. The following table provides detailed information about our net cash flow for the nine months ended September 30, 2009 and 2008.

                             STATEMENT OF CASH FLOW

                                                           Nine Months ended
                                                             September 30,
                                                          2009           2008
                                                       ----------     ----------

Net cash (required) in operating activities ......     $  334,975     $  525,582
Net cash provided by financing activities ........        339,000        375,000
Net cash flow (deficit) ..........................          4,025      (150,582)

To date, we have funded our cash shortage and obtained the cash necessary to continue operations primarily through debt and equity transactions with related parties and through equity private placements. However, until operating revenues increase significantly, we will continue to seek outside funding for the purpose of accelerating the expansion of our operations. Without receiving any additional capital investment management believes we will be unable to continue current business operations, and continue the current gradual expansion of our operations.

PLAN OF OPERATIONS

Our primary focus is to develop our BSP Rewards business. It has taken us longer than anticipated to implement our expansion plan because of several factors including the delay of launching several major programs for which we have signed contracts. The delays are outside of our control and the timing for which our clients are responsible. The expansion of our operations is dependent on obtaining outside financing and working capital. During 2009, we experienced a difficult market based on economic conditions as compared to 2008 in obtaining financings and equity for expansion of our operations. Additionally, the clients that we have and are trying to attract (corporations, affinity groups and non-profits) were also feeling the effects of the economic environment in 2008 and continuing in 2009 which affected the timing of executing and fulfilling contracts.

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

We are aware that the economic condition has slowed operations substantially in 2009 and 2008 and we anticipate this continuing through 2009 and 2010 as the U.S. economy is currently in a state of uncertainty. In addition, we are aware that business trends relative to the Internet are constantly changing. The combination of changing trends relative to the Internet and uncertainty regarding economic growth could have a material impact on our short-term or long-term liquidity or revenues or income from operations.

OUR BUSINESS

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involves risks and uncertainties, as set forth above under "Special Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Section 1A under the heading "Risk Factors" and elsewhere in this Form 10-K.

OUR MARKET PRESENCE

We engage in the design, development and sale of Private Brand Internet malls. Our clients promote our Internet malls and offer the program to their own customer base, whereby we share, in the commissions earned through purchases made at the over 1,000 participating web and gift card merchants. Additionally, we host, maintain and provide full administration for our client's private branded malls.

   o WEB MALLS. We have established relationships with merchants, distributors and reps for over 1,000 merchants including over 50 gift card providers. In essence, this aggregation of merchants has been progressing over years whereby we have one of the largest merchant malls on the Internet. The participating merchants pay a commission on the customer's sales we send that are consummated. We share in those rebates with our customers, and sometimes with our clients. The merchants in the mall include many of the best known and biggest retailers in the country and change from time to time as we increase or decrease our relationships.

   o MAINTENANCE AND HOSTING. We host and maintain private branded web malls for which we normally receive an upfront fee for the building and/or creation of web malls and a monthly maintenance fee to host and maintain. Additional fees may occur if our clients request customization.

OUR EMPLOYEES

As of September 30, 2009 we had 10 full time employees plus outside independent representatives, and consultants. The Company has an employment agreement with Martin A. Berns, Chief Executive Officer and Director. From time to time, the Company also has consulting arrangements with a Director who performs marketing services for the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts and contracts receivable, accounts payable and long-term obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited consolidated financial statements as of September 30, 2009, December 31, 2008, and the unaudited September 30, 2008, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified. Our chief executive officer and chief financial officer also concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance of the achievement of these objectives.

Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Transition Report on Form 10-K. The financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company also is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009, based upon the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that, as of September 30, 2009, the Company's internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

There was no significant change in the Company's internal control over financial reporting during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

CHANGES IN CONTROL OF REGISTRANT; MERGER AGREEMENT
--------------------------------------------------

On October 19, 2009, there was a change in the effective control of our Company. On that date pursuant to the Company's Merger Agreement dated as of August 10, 2009, and subsequently amended on September 25, 2009, among the Company, the Company's then subsidiary, MediaNet Merger Sub, Inc., a Nevada corporation, and CG Holdings Limited, a Cyprus limited company "CG," the Company acquired all of the issued and outstanding shares of CG for 5,000,000 shares of the Company's Series A Preferred Stock. The Series A Preferred Stock has a voting power, as to each share, of 54.72 common share votes, and is mandatorily convertible into common shares on the same basis upon the Company's increasing its authorized common shares to no less than five hundred million (500,000,000) shares, which it intends to do as soon as practicable. Accordingly, the shareholders of CG control 90% of the voting power of the Company. Further as a condition of the acquisition of CG by the Company, we agreed to appoint Michael Hansen as a director, the President and Chief Executive Officer of our Company; Kent Holmstoel as a director, Chairman and Chief Operating Officer of our Company; and Andreas Kusche as a Director and the General Counsel of the Company. Also in connection with the Merger, all of the directors of the Company other than Mr. Berns have resigned. The appointment of Messrs. Hansen, Holmstoel, and Kusche will be effective upon our compliance with Securities and Exchange Commission Rule 14f-1.

AMENDMENT TO ARTICLES OF INCORPORATION OR BYLAWS; CHANGE IN FISCAL YEAR
-----------------------------------------------------------------------

On September 18, 2009, the Company amended its bylaws. The changes to the bylaws consisted substantially of the correction of the Company's name to its current name, MediaNet Group Technologies, Inc.; the enlargement of the description of the various officers that can be appointed by the Company's Board of Directors, together with a fuller description of their various responsibilities; a provision that the Company shall have not less than one (1) or more than 15 directors; and that Nevada Revised Statutes Sections 78.378 and 78.3793, which deal with the acquisition of an interest in Nevada corporations, do not apply to the Company.

On October 22, 2009, the Company's Board of Directors determined to change its fiscal year end from December 31 to September 30 to conform to CG's fiscal year end

DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS
------------------------------------------------------------------------------

On October 29, 2009, the Company appointed Michael Hansen as its President and Chief Executive Officer and Kent Holmstoel as its Chairman of the Board of Directors and Chief Operating Officer. In connection with their appointment as officers of the Company, the Company assumed the employment agreements of Messrs. Hansen and Holmstoel with CG Holdings Limited. Pursuant to those Agreements Mr. Hansen is to receive monthly compensation of EUR $15,000 and Mr. Holmstoel is to receive monthly compensation of EUR $15,000. Mr. Hansen is a fifty percent (50%) beneficial owner of CG Holdings Limited, which owns ninety percent (90%) of the Company's Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock is to be converted into 273,614,868 shares of the Company's common stock, or 90% of the shares of the Company's common stock, determined on a fully-diluted basis, then to be outstanding, upon the Company's increase in its authorized common shares to no less than five hundred million (500,000,000) shares.

Also on October 29, 2009, Messrs. Hansen and Holmstoel, Andreas Kusche, the Company's General Counsel, and Steven Adelstein were elected directors of the Company effective as to Messrs. Hansen, Holmstoel and Kusche ten (10) days after the filing of Schedule 14F-1 with the Securities and Exchange Commission.

On October 23, 2009, Martin Berns stepped down as the Company's Chief Executive Officer but remains on the Board of Directors and continues as Chief Executive Officer of the Company's BSP Rewards operating company.

In connection with the completion of the Company's merger with CG, the Company's directors, who had agreed to resign in connection with that merger, resigned on October 19, 2009.

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT
------------------------------------------

On October 29, 2009, Lenox Resources, LLC, a Delaware limited liability company ("Lenox") which is an indirect subsidiary of MediaNet Group Technologies, Inc., a Nevada corporation (the "Company"), executed and closed on a Software Purchase Agreement with MSC, Inc., d/b/a Lariat (the "Agreement") for the purchase and assignment of database tracking, monitoring, statistic tools and widget software known as "Cinch" and "Connect" (the "Software") and associated copyrights. The purchase price of the Software was $400,000 paid in cash at closing, together with two percent (2%) of the common stock of the Company. The common stock payable to MSC, Inc., will not be dilutive to the Company's existing common shareholders because the two percent (2%) will be paid by CG Holdings Limited. Pursuant to the Agreement, Lenox will hire certain staff of MSC, Inc., who are dedicated to the development of the Software. The Agreement also provides that MSC, Inc., will have a right to market the Software to its own clients as a distributor, with the exclusion of any sale that would compete with the Company.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF AND CORPORATE GOVERNANCE

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

The names, ages and titles of our Executive Officers and Directors as of January 6, 2010, and September 30, 2009 are as follows:

At January 6, 2010
------------------

NAME                AGE    POSITION                                    COMMITTEE
----------------    ---    ----------------------------------------    ---------
Kent Holmstoel      49     Chairman of the Board of Directors and      (1)(3)
                           Chief Operating Officer
Michael Hansen      39     Director and Chief Executive Officer        (3)
Andreas Kusche      39     Director and Corporate Council              (1)(3)
Martin Berns        73     Director and Chief Executive Officer of
                           BSP Rewards, Inc. (2)
Steven Adelstein    62     Director                                    (1)(**)
Alfred Fernandez    46     Chief Financial Officer and Secretary

(1)  Audit Committee
(2)  BSP Rewards Inc. is a wholly owned subsidiary of the Company
(3)  Subject to the filing of Schedule 14F-1
(**) Indicates Chairman of the Committee

BIOGRAPHICAL INFORMATION

Martin A. Berns was Chairman and Chief Executive Officer of the Company, which he co-founded, from January 2003 until his resignation in October 2009, at which time he became President of the Company's BSP Rewards, Inc., subsidiary. He has been a Director of the Company since January 2003, and continues in that position. Mr. Berns has been the chief architect of the Company's business plan, business model and BSP Rewards program. Mr. Berns has forty years of experience as a marketing consultant, including advertising, TV commercials and show production. Mr. Berns' background includes developing marketing plans and the subsequent establishment, training and administration of sales organizations for national companies. Mr. Berns was the founder of Solid Gold Savings Stamps in the 1960's, a loyalty rewards program whose clients included Sinclair Oil Company.

Michael Hansen has gained extensive experience from his work in internationally recognized creative environments. In 2003 he visualized the idea of DubLi as a powerful market player in the rapidly growing eCommerce market. Michael Hansen holds a degree as a mechanical engineer and worked in the late eighties and early nineties as a developer in the Danfoss Group. Later, he was recruited by LEGO and was responsible for theme world development and designs. In 1996 Michael Hansen became self-employed and was the owner of a successful chain of franchise restaurants which he sold in 1999 to pursue a career in the network marketing industry. Mr. Hansen, a founder of DubLi, oversees the direction of DubLi and acts as a motivator for DubLi's business associates. He became President and Chief Executive Officer of the Company on October 29, 2009.

Kent Holmstoel. Mr. Holmstoel has a MA in finance and 25 years of top level management experience. He has for more than a decade worked as a strategic advisor and board member in fast-growing international companies. He has prior experience as managing director in an IT company and was recently a director of OIB International. He is also a recognized author on financial subjects. Mr. Holmstoel joined DubLi as a freelance consultant. Since then he has assisted with strategy, planning and negotiations on a regular basis, and started working permanently for DubLi in May 2009. He became Chief Operating Officer and Secretary of the Company on October 29, 2009.

Andreas Kusche studied at Humboldt University in Berlin, as well as at the University of Alicante in Spain. He launched the German film production service company "screenart" in 2000 and was a consultant to an international film fund. After completing his law studies with the federal state examination of Germany in 2004, he applied for admission as an attorney and joined the Harting law firm, specialists for media law in Berlin from 2004 to 2007. There he worked, among other things, in the fields of national and international tax law, and completed the tax law examination successfully. He has over eight years experience in advising media production companies, and was especially active in the fields of media finance and media funds.

Steven Adelstein is a private equity investor. He currently serves as Officer and Director of TheWebDigest Corp. and AUW Inc., a private entity involved in real estate, venture capital and consulting. Mr. Adelstein served as a Director of National Health Partners Inc. from December 2004 to February 2005 and Officer and Director of Information Architects Corporation from September 2008 to April 2009. Mr. Adelstein served as Interim Chief Financial Officer of MediaNet Group Technologies, Inc. (the "Company") from July 2, 2007, until August 31, 2007. Mr. Adelstein received a BS in Business Administration from the University of South Florida and is currently an inactive Certified Public Accountant. On October 29, 2009, Mr. Adelstein was elected a member of the Board of Directors of the Company.

Alfred Fernandez has been Chief Financial Officer of the Company since July 2, 2007. From 2004 to May 2007, Mr. Fernandez served as Chief Financial Officer of Money Express Financial Corp., an international money service company. From 2002 to 2004 he served as a Divisional Controller at Ivax Corporation. Prior to 2002, Mr. Fernandez held the position of Chief Financial Officer at Girosol Corp. He has served in the position of Controller and Chief Financial Officer for over 15 years. Mr. Fernandez is an active CPA and has a J.D. from Seton Hall University.

At September 30, 2009
---------------------

NAME                    AGE   POSITION                   CURRENT STATUS
---------------------   ---   ------------------------   ----------------------
Martin A. Berns          73   Chairman of the Board of   Remains a member of
                              Directors and Chief        the Board of Directors
                              Executive Officer
Eugene H. Berns (1)      73   Director                   Resigned (2)
Thomas C. Hill (1)       50   Director, Director of      Resigned (2)
                              Operations
Robert Hussey (1)(**)    59   Director                   Resigned (2)
Bruce Hollander          70   Director                   Resigned (2)
Brent Gephart            37   Director                   Resigned (2)
Alfred Fernandez         46   Chief Financial Officer    Remains an Officer

(1) Audit Committee
(2) Resigned effective October 19, 2009
(**) Indicates Chairman of the Committee

Officers generally hold their positions at the pleasure of the Board of Directors, absent any employment agreement.

BIOGRAPHICAL INFORMATION - OF DIRECTORS THAT RESIGNED OCTOBER 19, 2009

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

ROBERT F. HUSSEY was elected a Director of the Company effective January 23, 2007. Mr. Hussey is a private equity investor. Mr. Hussey currently serves as a Director of Axcess International, Inc. and Digital Lightwave, Inc. Mr. Hussey also serves on the Board of HC Wainright & Co., World Racing Group Inc. and on the Board of Advisors for Argentum Capital Partners. From 1991 through 1996, Mr. Hussey served as President, CEO and Director of Metro Vision of North America. From 1984 through 1991, Mr. Hussey was Founder, President, CEO and Director of POP Radio Corp. Prior to POP Radio, Mr. Hussey worked at Grey Advertising, Inc., E.F. Hutton and American Home Products, Inc. Mr. Hussey received a B.S. in Business Administration from Georgetown University and an MBA in International Business from George Washington University.

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

BOARD COMPOSITION AND MEETINGS OF THE BOARD OF DIRECTORS

The Board of Directors is currently composed of five (5) members: Kent Holmstoel, Michael Hansen, Andreas Kusche, Martin Bern and Steven Adelstein. All actions of the Board of Directors require the approval of a majority of the Directors in attendance at a meeting at which a quorum is present.

COMMITTEES

Our Board of Directors currently has one committee standing. The Audit Committee is comprised of one independent director as Chairman of the Audit Committee and two (2) other directors (Kent Holmstoel and Andreas Kusche). From time to time, the Board of Directors may establish other committees.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our audit committee consists of three members, of which one (1) is "independent" as that term is defined under the SEC Rules. Our audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company. Mr. Adelstein serves as our audit committee financial expert as that term is defined by the applicable SEC rules.

INDEPENDENT DIRECTOR

Steven Adelstein is our only "independent" director.

POLICY REGARDING BOARD ATTENDANCE

Our Directors are expected to attend Board meetings as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our Directors are expected to attend annual meetings of stockholders, but we do not have a formal policy requiring them to do so.

DIRECTOR COMPENSATION

For the nine (9) month period ended September 30, 2009, we issued 200,000 common shares to each of our directors including Martin A. Berns, a non-independent director. For the nine (9) months ended September 30, 2008, we issued 50,000 common shares to each of our independent directors.

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

FAMILY RELATIONSHIPS

The only family relationships at September 30, 2009 and 2008, among our Directors or Officers is that of Eugene H. Berns and Martin A. Berns, who are brothers. On October 19, 2009, Eugene H. Berns resigned as a member of the Board of Directors and at December 1, 2009 there are no family relationships among our Directors and officers.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Security Exchange Act during the fiscal nine (9) month period ended September 30, 2009. Thomas C Hill, who was then a director of the Company, failed to file a report with respect to 400,000 common shares. Bruce Hollander, who was then a director of the Company, failed to file a report with respect to 200,000 common shares.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our Chief Executive Officer and Chief Financial Officer, for services during the last two fiscal periods of nine
(9) months ended September 30, 2009 and 2008 in all capacities to us, our subsidiaries and predecessors. No executive officer received compensation of $100,000 or more in any of the last two fiscal periods of nine (9) months ended September 30, 2009 and 2008 or twelve (12) months ended September 30, 2009 and 2008.

                           SUMMARY COMPENSATION TABLE
                               ANNUAL COMPENSATION

NAME                NINE MONTH                  OTHER       RESTRICTED
AND PRINCIPAL       ENDED            SALARY     FRINGE      STOCK
POSITION            SEPTEMBER 30,    ($)        BENEFITS    AWARDS        TOTAL
----------------    -------------    -------    --------    ----------    ------

Martin Berns        2009             $39,000    12,370      18,750        70,120
Chief Executive
Officer             2008             $39,000    10,043      22,500        71,543

Alfred Fernandez    2009             $56,250     2,888       7,750        66,888
Chief Financial
Officer             2008             $56,250       -0-       6,000        62,250

(1) Mr. Berns has an employment contract with the Company, commencing January 1, 2005 which was extended through December 31, 2009 at an annual salary of $52,000 per year, plus normal fringe benefits including, but not limited to, a car allowance and health benefits. During 2008, Mr. Berns received 150,000 restrictive common shares, 100,000 for being a member of the Board and 50,000 as additional compensation and 0 shares for the year ending December 31, 2009.

(2) Mr. Fernandez received 75,000 restricted shares for year ending December 31, 2008. Mr. Fernandez annual salary is $75,000 plus normal benefits including, but not limited to issuance of restricted common shares from time to time. Accordingly, for the nine (9) month period September 30, 2009, Mr. Fernandez received 260,000 restricted common shares valued at fair market value of $0.06 per share.

BONUSES AND DEFERRED COMPENSATION

We do not have any agreements to issue bonuses, deferred compensation or retirement plans. From time to time, the Board of Directors grants bonuses, stock issuances and other benefits.

CONSULTING ARRANGEMENTS

Mr. Hill, a Director at September 30, 2009 and 2008, had a consulting arrangement with the Company pursuant to which he provided professional services on a month-to-month basis. For the fiscal nine (9) month period ended September 30, 2009 and 2008, Mr. Hill's consulting company was paid $ 46,500 and $37,500 for respectively. Additionally, as a Director, Mr. Hill received 100,000 restrictive common shares for nine (9) month period ended September 30, 2009 and 2008. Additionally, Mr. Hill's consulting company has signed a member provider with a web site agreement for the nine (9) month period ended September 30, 2009 and 2008. As of September 30, 2009 and 2008, no material revenues have resulted from this agreement.

Mr. Adelstein, a member of the Board of Directors, for the nine (9) months ended September 30, 2009, Mr. Adelstein received 500,000 restricted common shares valued at fair market value of $.06 per share. Effective October 29, 2009, from time to time, performed consulting services and received restricted common shares of the Company as compensation.

STOCK OPTIONS

The Company has a stock option plan for key personnel covering 350,000 shares of common stock. At September 30, 2009, there were no shares issued under this plan.

EMPLOYMENT CONTRACTS

Mr. Berns, the former Chairman and Chief Executive Officer of the Company, had an employment contract with the Company, commencing January 1, 2005 through December 31, 2009 at an annual salary of $52,000 per year, plus normal fringe benefits. This employment contract has been assigned to BSP Rewards, Inc., wholly owned subsidiary of the Company which is President of. Mr. Berns received for the nine (9) month period ended September 30, 2009, an additional 500,000 restrictive common shares as additional compensation, 200,000 as a Director and 300,000 as other compensation. For the nine (9) months ending September 20, 2008, Mr. Berns received an additional 150,000 restrictive common shares as additional compensation, 100,000 as a Director and 50,000 as other compensation. From time to time, the Board of Directors is authorized to issue bonuses, stock awards and other fringe benefits.

From time to time, we have granted equity-based awards to our named executive officers and directors, and we do not provide any retirement benefits or severance or change of control benefits to our named executive officers.

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

Director Compensation

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended September 30, 2009:

This figure includes compensation paid to Martin Berns for work performed as an officer of the Company:

                                                                        Change in
                                                                         Pension
                      Fees                              Non-Equity      Value and
                      Earned                            Incentive     Non-qualified
Name and Principal   And Paid     Stock      Option        Plan       Compensation      All Other
Position             in Cash    Awards(s)   Award(s)   Compensation     Earnings      Compensation    Total
------------------   --------   ---------   --------   ------------   -------------   ------------   ---------
Martin Berns .....          0      12,000          0              0               0      81,368(1)   93,368(1)
Eugene Berns .....          0      12,000          0              0               0           0      12,000
Thomas Hill ......          0      12,000          0              0               0           0      12,000
Robert Hussey ....          0      12,000          0              0               0           0      12,000
Brent Gephart ....          0      12,000          0              0               0           0      12,000
Bruce L. Hollander          0      12,000          0              0               0           0      12,000

COMPENSATION DISCUSSION AND ANALYSIS

BACKGROUND AND COMPENSATION PHILOSOPHY

Our compensation philosophy and objective are simple and straightforward: our goal is to compensate our executives fairly for the services they provide. In 2009, we accomplished our goal by providing a base salary to our named executive officers, the amount of which was established and determined by our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 30, 2009, for (a) each of our directors, (b) each of our executive officers, (c) each stockholder known to be the beneficial owner of more than 5% of any class of the our voting securities, and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934 and does not necessarily bear on the economic incidents of ownership or the rights to transfer the shares described below.

Unless otherwise indicated, (a) each stockholder has sole voting power and dispositive power with respect to the indicated shares and (b) the address of each stockholder who is a director or executive officer is c/o MediaNet Group Technologies, Inc., 5100 West Copans Road, Suite 810, Margate, FL 33063.

NAME AND                        NUMBER OF SHARES
ADDRESS                        BENEFICIALLY OWNED     PERCENT OF CLASS
----------------               ------------------     ----------------
Martin A. Berns (1) ......          5,907,511              21.64
Eugene H. Berns (1) ......            879,584               3.22
Thomas C. Hill (1) .......            485,833               1.78
Robert Hussey (1) ........            600,833               2.20
Brent Gephart (1) ........          1,000,000               3.66
Bruce L Hollander (1) ....            967,798               3.54
Alfred  Fernandez (1) ....            410,000               1.50
All officers and
directors (7 persons) ....         10,251,559              37.55

(1) The person listed is an officer, a director, or both, of the Company at September 30, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, the Company borrows from officers and directors. At September 30, 2009 and 2008, these loans were $91,500 and $55,000 respectively.

At September 30, 2009, the Company borrowed $250,000 from CG Holdings Limited, a privately held, European based holding company for the DubLi companies. At September 30, 2009, the Company was under agreement to merge with CG Holdings Limited and the transaction closed October 19, 2009.

Director Independence

The NASDAQ Stock Market has instituted director independence guidelines that have been adopted by the Securities & Exchange Commission. These guidelines provide that a director is deemed "independent" only if the board of directors affirmatively determines that the director has no relationship with the company which, in the board's opinion, would interfere with the director's exercise of independent judgment in carrying out his or her responsibilities. Significant stock ownership will not, by itself, preclude a board finding of independence.

Our Board of Directors has determined that Steven Adelstein is our sole independent director as of January 6, 2010.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Lake & Associates CPA LLC is the Company's independent registered public accounting firm engaged to examine the Company's consolidated financial statements for the fiscal nine (9) month period ended September 30, 2009 and the year ended December 31, 2008.

FEES FOR THE FISCAL NINE (9) MONTH PERIOD ENDED SEPTEMBER 30, 2009, AND THE YEAR ENDED DECEMBER 31, 2008

AUDIT AND TAX FEES - Lake & Associates CPA's LLC was paid or accrued an aggregate fee of approximately $35,000 for the accounting services and tax services for the nine (9) month period ended September 30, 2009, and $25,000 for the year ended December 31, 2008.

These fees for accounting services included the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q for the periods ended March 31, June 30.

The aggregate fees billed by Lake & Associates CPA's LLC for tax compliance, advice and planning were $2,500 for the fiscal period ended September 30, 2009 and 2008.

ALL OTHER FEES. Lake & Associates CPA's LLC were paid approximately $16,000 of other professional services and fees during the nine (9) month period ended September 30, 2009, and approximately $2,500 for the nine (9) month period ended September 30, 2008.

BOARD OF DIRECTORS PRE-APPROVAL POLICIES AND PROCEDURES

Since the establishment of the Audit Committee, our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The Exhibits listed below are filed as part of this Transition Report.

(a) Financial Statements

1. The following financial statements of MediaNet Group Technologies, Inc. are included in Part II, Item 8:

Independent Auditors' Report .......................................         F-2
Balance Sheet-September 30, 2009 and December 2008 .................         F-3
Statements of Operations - for the nine months ended
September 30, 2009, December 31, 2008 and September 30, 2008 .......         F-4
Statements of Cash Flows - for the nine months ended
September 30, 2009 and 2008 ........................................         F-5
Statements of Stockholders' Equity - for the nine months
ended September 30, 2009 and 2008 ..................................         F-6
Notes to Financial Statements ...................................... F-7 to F-22

(b) Exhibits

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

                                        MEDIANET GROUP TECHNOLOGIES, INC.

         Date: January 12, 2010         By: /s/ Michael Hansen
                                            ------------------
                                            Michael Hansen, Director and
                                            Chief Executive Officer

         Date: January 12, 2010         By: /s/ Alfred Fernandez
                                            --------------------
                                            Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following directors on behalf of the registrant and in the capacities and on the dates indicated.

         Date: January 12, 2010         By: /s/ Martin Berns
                                            ----------------
                                            Martin Berns

         Date: January 12, 2010         By: /s/ Steven Adelstein
                                            --------------------
                                            Steven Adelstein

                        MEDIANET GROUP TECHNOLOGIES, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                         PAGE
                                                                     -----------

Report of Independent Registered Public Accounting Firm ...........      F-2

Balance Sheets ....................................................      F-3

Statements of Operations ..........................................      F-4

Statements of Stockholders' Equity ................................      F-5

Statements of Cash Flows ..........................................      F-6

Notes to Financial Statements .....................................  F-7 to F-22

                                                        LAKE & ASSOCIATES, CPA'S

            REPORT OF IN DEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Medianet Group Technologies, Inc. and Subsidiary (the "Company")

We have audited the accompanying consolidated balance sheets of Medianet Group Technologies, Inc. and Subsidiary (the "Company") as of September 30, 2009 and December 31, 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the nine months ended September 30, 2009 and the year ended December 31, 2008. We are also presenting the unaudited consolidated balance sheet of the nine months ended September 30, 2008 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the nine months ended September 30, 2008. Medianet Group Technologies, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medianet Group Technologies, Inc. and Subsidiary as of September 30, 2009 and December 31, 2008, and the results of its operations and its cash flows for the nine months ended September 30, 2009 and the year ended December 31, 2008 and in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake & Associates CPA's LLC
Lake & Associates CPA's LLC
December 7, 2009

1905 Wright Boulevard                              20283 State Road 7, Suite 300
Schaumburg, IL 60193                                   Boca Raton, Florida 33498
Phone: 847-524-0800                                          Phone: 561.982.9874
Fax: 847-524-1655                                            Fax: 561.982.7985

                                    MEDIANET GROUP TECHNOLOGIES, INC.
                                       CONSOLIDATED BALANCE SHEET
                            SEPTEMBER 30, 2009 AND 2008 AND DECEMBER 31, 2008
                                                           Audited           Audited         Unaudited
                                                         September 30,     December 31,    September 30,
                                                             2009             2008             2008
                                                         -------------     ------------    -------------
                        ASSETS

Current assets
  Cash ..............................................     $    46,372      $    45,390      $    80,037
  Accounts receivable ...............................          70,375           34,058           54,183
  Note receivable ...................................               -           40,600                -
  Inventory .........................................          80,046           51,742           71,766
                                                          -----------      -----------      -----------
Total current assets ................................         196,793          171,790          205,986
                                                          -----------      -----------      -----------

Property, plant & equipment
Computer equipment ..................................          42,333           39,329           39,290
Accumulated depreciation ............................         (36,307)         (31,129)         (29,534)
                                                          -----------      -----------      -----------
Net property, plant & equipment .....................           6,026            8,200            9,756

Other assets
Trademark - net .....................................           1,600            1,800            1,875
                                                          -----------      -----------      -----------
Total other assets ..................................           1,600            1,800            1,875
                                                          -----------      -----------      -----------

Total assets ........................................     $   204,419      $   181,790      $   217,617
                                                          ===========      ===========      ===========


  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
  Accounts payable ..................................     $    40,012      $    54,818      $    10,139
  Accounts payable-related party ....................               -           20,000                -
  Accrued expenses ..................................         310,044          153,936          115,910
  Loyalty Points payable ............................         209,025          133,773          135,944
  Deferred revenue ..................................          49,667           20,540           71,649
  Accrued Interest-related party ....................           3,038                -                -
  Note payable-related party ........................          91,500          132,500           55,000
                                                          -----------      -----------      -----------

Total current liabilities ...........................         703,286          515,567          388,642
                                                          -----------      -----------      -----------

Long term liabilities
  Note payable-related party ........................         250,000                -                -
                                                          -----------      -----------      -----------

Total long term liabilities .........................         250,000                -                -
                                                          -----------      -----------      -----------

Stockholders' deficiency
  Common stock - $.001 par value, 50,000,000 shares
   authorized; 27,303,552 issued and outstanding and
   20,599,802 issued and outstanding ................          27,304           20,600           20,436
  Preferred Stock -$0.001 par value .................               -                -                -
  Additional paid-in-capital ........................       6,098,715        5,644,701        5,525,016
  Accumulated deficit ...............................      (6,874,886)      (5,999,077)      (5,716,477)
                                                          -----------      -----------      -----------

Total stockholders' deficiency ......................        (748,867)        (333,776)        (171,025)
                                                          -----------      -----------      -----------

Total liabilities and stockholders' deficiency ......     $   204,419      $   181,790      $   217,617
                                                          ===========      ===========      ===========

          The accompanying notes are an integral part of the consolidated financial statements

                                                   F-3

                                    MEDIANET GROUP TECHNOLOGIES, INC.
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE NINE MONTHS SEPTEMBER 30, 2009 AND 2008 AND FOR THE YEAR ENDED DECEMBER 31, 2008
                                                           For the nine months ended
                                                                 September 30,             December 31,
                                                           Audited         Unaudited         Audited
                                                             2009             2008             2008
                                                         ------------     ------------     ------------
Revenues
  Gift Cards ........................................    $  1,258,759     $  1,478,643     $  2,241,203
  Loyalty Points-commissions ........................         328,322          281,576          283,187
  Web Desig/Maintenance .............................         134,542            7,470          122,884
  Other .............................................               -                -            7,899
                                                         ------------     ------------     ------------
Total revenue .......................................       1,721,623        1,767,689        2,655,173

Cost of sales
  Gift Cards & processing ...........................       1,138,716        1,399,493        2,192,001
  Loyalty Points - commissions - Affiliates/Consumers          50,715           71,544          220,361
  Web Design/Maintenance ............................          27,022            1,136           25,026
  Other .............................................           5,418                -            2,414
                                                         ------------     ------------     ------------
Total cost of sales .................................       1,221,871        1,472,173        2,439,802
                                                         ------------     ------------     ------------

Gross Income ........................................         499,752          295,516          215,371
                                                         ------------     ------------     ------------

Operating expenses
  Consulting fees ...................................         250,268          159,424          215,493
  Employee salaries & benefits ......................         315,361          258,895          483,748
  Loyalty program marketing .........................               -                -           27,930
  Other operating expenses ..........................         878,630          432,603          294,132
  Shipping and handling .............................               -                -           32,384
                                                         ------------     ------------     ------------
Total operating expenses ............................       1,444,259          850,922        1,053,687

    Net loss from operations ........................        (944,507)        (555,406)        (838,316)
                                                         ------------     ------------     ------------

Other income (expense)
  Interest income ...................................               -              360              369
  Interest expense ..................................          (6,292)               -                -
                                                         ------------     ------------     ------------
Total other income (expense) ........................          (6,292)             360              369

Net loss before income taxes ........................        (950,799)        (555,046)        (837,947)
                                                         ------------     ------------     ------------

Provision for income taxes ..........................               -                -                -
                                                         ------------     ------------     ------------

Net loss ............................................    $   (950,799)    $   (555,046)    $   (837,947)
                                                         ============     ============     ============

Gain on sale of subsidiary ..........................          74,990                -                -

Net Income (loss) from continuing operations ........    $   (875,809)    $   (555,046)    $   (837,947)
                                                         ============     ============     ============

Basic and diluted net loss per share ................    $      (0.04)    $      (0.03)    $      (0.04)
                                                         ============     ============     ============

Weighted average number of
  common shares outstanding .........................      23,688,236       19,205,527       19,096,982
                                                         ============     ============     ============

          The accompanying notes are an integral part of the consolidated financial statements

                                                   F-4

                                              MEDIANET GROUP TECHNOLOGIES, INC.
                                       STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                          Common                                      Stock
                                          Shares        Common        Paid In     Subscription   Accumulated       Total
                                          Issued         Stock        Capital      Receivable      Deficit        Equity'
                                        -----------   -----------   -----------   ------------   -----------    -----------
Balance December 31,2007 ............    17,560,802   $    17,561   $ 5,135,509   $   (88,000)   $(5,161,130)   $   (96,060)
                                        ===========   ===========   ===========   ===========    ===========    ===========

Stock issued for services @ $.12 ....        75,000            75        13,425             -              -         13,500
Subscription receivable .............             -             -             -        88,000              -         88,000
Stock issued for services @ $.15 ....       500,000           500        74,500             -              -         75,000
Stock issued for services @ $.16 ....       300,000           300        47,700             -              -         48,000
Stock issued for cash @ $.16 ........     2,000,000         2,000       318,000             -              -        320,000
Stock issued for services @ $.05 ....       100,000           100         4,900             -              -          5,000
Stock issued for services @ $.05 ....        64,000            64         3,136             -              -          3,200
Warrant based compensation recognized
  for the year ......................             -             -        64,942             -              -         64,942
Stock selling fees ..................             -             -       (17,412)            -              -        (17,412)
Net loss for the year ...............             -             -             -             -       (837,947)      (837,947)
                                        -----------   -----------   -----------   -----------    -----------    -----------
Balance December 31, 2008 ...........    20,599,802   $    20,600   $ 5,644,700   $         -    $(5,999,077)   $  (333,777)
                                        ===========   ===========   ===========   ===========    ===========    ===========

Warrant based compensation recognized
  for the period ....................             -             -        58,494             -              -         58,494
Stock issued for note payable @ $.06      2,612,500         2,612       154,138             -              -        156,750
Stock issued for services @ $.06 ....       439,584           440        25,935             -              -         26,375
Stock issued for services @ $.06 ....       175,833           176        10,374             -              -         10,550
Stock issued for services @ $.06 ....       175,833           176        10,374             -              -         10,550
Stock issued for services @ $.06 ....       950,000           950        56,050             -              -         57,000
Stock issued for services @ $.06 ....     1,500,000         1,500        88,500             -              -         90,000
Stock issued for services @ $.06 ....       350,000           350        20,650             -              -         21,000
Stock authorized for services @ $.06        500,000           500        29,500             -              -         30,000
Net loss for the nine months ended
  September 30, 2009 ................             -             -             -             -       (875,809)      (875,809)
                                        -----------   -----------   -----------   -----------    -----------    -----------
Balance September 30, 2009 ..........    27,303,552   $    27,304   $ 6,098,715   $         -    $(6,874,886)   $  (748,867)
                                        ===========   ===========   ===========   ===========    ===========    ===========

                    The accompanying notes are an integral part of the consolidated financial statements

                                                             F-5

                                    MEDIANET GROUP TECHNOLOGIES, INC.
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30,2009 & 2008 AND THE YEAR ENDED DECEMBER 31, 2008
                                                                 For the nine months
                                                                 ended September 30,         December 31,
                                                               Audited        Unaudited        Audited
                                                                 2009            2008           2008
                                                              ---------       ---------      ------------
Cash Flow from operating activities:
   Net Loss ............................................      $(875,809)      $(555,646)      $(837,947)
Adjustments to reconcile net loss to net cash provided
 by (used in) operations:
   Depreciation and amortization .......................          5,418           3,794           5,464
   Warrants issued for services ........................         58,494          83,879         167,041
   Stock issued for services ...........................        215,475               -               -
   Stock Authorized for services .......................         30,000               -               -
   Stock issued for interest related party .............          6,750               -               -
Changes in operating liabilities and assets:
   Accounts receivable .................................          4,283         (50,252)        (30,127)
   Inventory ...........................................        (28,305)        (37,873)        (17,848)
   Note receivable .....................................              -               -          88,000
   Acccounts payable and accrued liabilities ...........        216,553          38,401          42,133
   Accrued interest-related party ......................          3,038               -               -
   Deferred revenue ....................................         29,128          (7,885)        (56,994)
                                                              ---------       ---------       ---------
Net cash used in operations ............................       (334,975)       (525,582)       (640,278)
                                                              ---------       ---------       ---------

Cash Flows from investing activities:
   Purchase of fixed assets ............................         (3,043)             39               -
                                                              ---------       ---------       ---------
      Net cash used in investing activities ............         (3,043)             39               -
                                                              ---------       ---------       ---------

Cash flows from financing activities
   Proceeds on note payable related party ..............        254,000               -               -
   Payments on note payable related party ..............       (165,000)              -               -
   Stock issued for cash ...............................              -         320,000         302,588
   Proceeds from issuance of notes payable-related party        250,000          55,000         152,500
                                                              ---------       ---------       ---------
      Net cash provided by financing activities ........        339,000         375,000         455,088
                                                              ---------       ---------       ---------

Decrease in cash and cash equivalents ..................            982        (150,543)       (185,190)
Cash and cash equivalents, beginning of period .........         45,390         230,580         230,580
                                                              ---------       ---------       ---------
Cash and cash equivalents, end of period ...............      $  46,372       $  80,037       $  45,390
                                                              =========       =========       =========

Supplemental disclosures of cash flow information:
Cash paid for interest .................................      $   3,977       $       -       $       -
                                                              =========       =========       =========
Cash paid for income taxes .............................      $       -       $       -       $       -
                                                              =========       =========       =========
Stock issued on note payable related party .............      $ 150,000       $       -       $       -
                                                              =========       =========       =========
Stock issued for interest on note payable related party       $   6,750       $       -       $       -
                                                              =========       =========       =========

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

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Each division and subsidiary company separately accounts for its operations and transactions, and all inter-company and all inter-divisional transactions have been eliminated.

Year-End and Domicile
---------------------

The Company and its wholly owned subsidiary adopted September 30 as its year end and are domiciled in Florida.

The Company formerly, its year end, at December 31 and in October, 2009, changed its year end to September 30 (see subsequent footnote 12).

Note 2 - Summary of Significant Accounting Policies

Accounting Principles
---------------------

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principle of Consolidation
--------------------------

The financial statements include the accounts of Medianet Group Technologies, Inc. and its wholly owned subsidiary, BSP Rewards, Inc. Intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Compensated Absences
--------------------

The Company has accrued for vacation pay up to the employee's last anniversary date. Compensated absences for sick pay and personal time have not been accrued since they cannot be reasonably estimated.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
-------------------

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred, the fee is fixed or determinable, collectability is reasonably assured, and there are no substantive performance obligations remaining. The Company's revenue recognition policies are in conformity Accounting Standards Codification ("ASC") 985-605-25 "Software Revenue Recognition", which was previously formerly AICPA's Statement of Position No. 97-2, "Software Revenue Recognition", as amended ("SOP 97-2").The Company also considers EIFT-0021 and EIFT-99-19 in identifying and determining its different types of revenue and payment streams. Our comprehensive revenue recognition policy with reference to each revenue stream is to recognize income when the Company has completely performed its obligations to deliver goods or rendered services to customers. The Company has identified three revenue and payment streams: the sale of gift cards, the design and maintenance of web malls and an incentive or loyalty point program.

As to the sale of gift cards, since we have the inventory and credit risks, we recognized the gross sales upon receipt of payment and the shipping of the gift cards from our offices to the consumer. In the case where the Company builds web sites for clients, revenue is recognized when the web site is finished and operational and the client makes final payment. All clients, whereby the Company has built the web mall, usually contract with the Company for the maintenance of the web site. The Company charges, in certain cases, a per-client, per-month repetitive web-site maintenance service fee. Customer payments received in advance for providing maintenance or design services are recorded as revenue and are then recognized proportionately as the maintenance services are performed.

As to the incentive-loyalty points program, where we have no inventory or credit risks, we recognize revenue 45 days after the sales has been made in the client's web mall. The 45 day waiting period is a contractual or verbal arrangement with the web merchant and the Company's business practice to allow for returns and collections risks on the part of the merchant. After the 45 day period expires, the web merchants pays the Company the contracted for rebate/commission. Upon the receipt of payment from the merchant, the Company recognizes revenue as earned pursuant to the agreement with said client.

The Company's loyalty point program revenue recognition program can be illustrated as follows:

If the agreed percentage to the consumer member from the merchant mall has been agreed to be 2% of the value of the items purchased, then this amount is tracked and accumulated by our in house developed programs. The consumer-member earns these two points as $2.00 (2% on $100 of purchases) and is allocated to its account after the before mentioned 45 day waiting period. The term or life of these loyalty points to the consumer is two years from the date of the consumers last transaction, before it is lost.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

If a member uses them to make further purchases his account is debited. The consumer is also debited if he "loads" these points as cash on to our membership provided debit card. If he loads them onto a pre-paid debit card he may use it as any debit card and even make cash withdrawals at an ATM machine. In this case his account is debited reducing the loyalty point liability on our books. Through vendors that manage the debit card programs, the Company (pays-to fund) the points loaded by the member. Any transaction fees paid to any such vendor is recognized by the Company as commission expense. The "breakage" is recognized by the Company by debiting the loyalty point payable and crediting the loyalty point commission expense, thus reflecting the income due to breakage. This income has been immaterial, since there is a strong incentive by the consumers to spend these points within our member mall due to their economic savvy and our marketing efforts.

Accounts Receivable
-------------------

Accounts receivable are composed primarily of merchant billings under our credit card facilities there was $70,375, $34,058 and $54,183 in process at September 30, 2009, December 31, 2008 and September 30, 2008, respectively, and not yet received by our bank. The Company does not provide an allowance for doubtful accounts on accounts receivable based on its immateriality.

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

Other Assets
------------

The Company capitalizes computer software development costs in accordance with the provisions of Accounting Standards Codification ("ASC") 985-20 Costs of Software to Be Sold, Leased, or Marketed, which was previously Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"). SFAS No. 86

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

requires that the Company capitalize computer software development costs upon the establishment of the technological feasibility of a product, to the extent that such costs are expected to be recovered through future sales of the product. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

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

Accounting Standards Codification ("ASC") 350-40 Intangibles--Goodwill and Other, Internal-Use Software formerly Statement of Position 98-1, "Accounting for the Costs of Computer Software Development For or Obtained for Internal Use" ("SOP 98-1") requires capitalization of certain cost incurred in the development of content for the Company's website, and web site maintenance costs to be expensed as incurred.

The trademark was placed in service September 2001 and cost approximately $4,000. Amortization expense was $200 for the period ended September 30, 2009 and $225 for the period ended September 30, 2008.

Start-Up Costs
--------------

The Company, in accordance with the provisions of the Accounting Standards Codification ("ASC") 720-15-25 Other Expenses, Start-Up Costs, Recognition, formerly American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities, expensed all start-up and reorganization costs as they incurred.

Impairment of Long-Lived Assets
-------------------------------

In accordance with Accounting Standards Codification ("ASC") 360-10-05-4 "Property, Plant, and Equipment-Impairment or Disposal of Long-Lived Assets", which was previously Financial Accounting SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets", the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Loss per Common Share
---------------------

Basic loss per common share is provided in accordance with Accounting Standards Codification ("ASC") 260-10-45-10 "Earnings Per Share - Basic EPS - Computation of Basic EPS, which previously was SFAS 128, "Earnings Per Share." Basic loss per common share is computed by dividing the net loss available to the shareholders of common stock by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing the net loss by the weighted average number of common shares including the dilutive effect of common share equivalents then outstanding. Common stock equivalents are not included in the computation of diluted net loss per common share because the effect would be anti-dilutive.

Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Payments
--------------------

The Company adopted Accounting Standards Codification ("ASC") 718 "Compensation
- Stock Compensation", which was previously Statement of Financial Accounting standards ("SFAS") No. 123 (Revised December 2004), "Share-Based Payment" (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees", which the company previously followed in accounting for stock-base awards. In March 2005, the SEC issued Staff Bulletin No. 107("SAB No. 107"), to provide guidance on SFAS 123R. The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee's requisite service period. The Company adopted the provisions of the SFAS 123R in its fiscal year ended September 30, 2008 using the modified prospective application method.

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

Income Taxes
------------

The Company accounts for income taxes as outlined in the Accounting Standards Codification ("ASC") 740 "Income Taxes", which was previously Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September 30, 2009.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Authoritative Accounting Pronouncements
----------------------------------------------

Recent Accounting Literature
FASB Accounting Standards Codification

(Accounting Standards Update ("ASU") 2009-01)
In June 2009, FASB approved the FASB Accounting Standards Codification ("the Codification") as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company's financial statements or disclosures as a result of implementing the Codification during the nine months ended September 30, 2009.

As a result of the Company's implementation of the Codification during the nine months ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events

(Included in Accounting Standards Codification ("ASC") 855 "Subsequent Events", previously SFAS No. 165 "Subsequent Events")
SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued ("subsequent events"). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company's financial statements. The Company evaluated for subsequent events through the issuance date of the Company's financial statements. No recognized or non-recognized subsequent events were noted.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 "Intangibles -- Goodwill and Other", previously FSP SFAS No. 142-3 "Determination of the Useful Lives of Intangible Assets")
FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company's financial statements.

Noncontrolling Interests

(Included in ASC 810 "Consolidation", previously SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51") SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009. The adoption of SFAS No. 160 did not have any other material impact on the Company's financial statements.

Consolidation of Variable Interest Entities -- Amended

(To be included in ASC 810 "Consolidation", SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)")
SFAS No. 167 amends FASB Interpretation No. 46(R) "Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include:
(1) the elimination of the exemption for qualifying special purpose entities,
(2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company's financial statements.

Note 3 - Going Concern and Management's Plan

The Company's future operations are subject to all of the risks inherent in the establishment of a new business enterprise. At September 30, 2009, current liabilities exceeded current assets by $506,493. At September 30, 2008, current liabilities exceeded current assets by $182,656.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates the realization and satisfaction of liabilities and commitments in the normal course of business. At September 30, 2009 and 2008, the Company had an accumulated deficit of ($6,874,886) and ($5,716,477). The Company also realized net losses of ($875,809) and ($555,046) for the nine month period ended September 30, 2009 and 2008, respectively.

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

Note 4 - Discontinued Operations

On January 14, 2005 the Company formed Memory Lane Syndication, Inc. ("MLS") as a wholly owned subsidiary in the State of Florida as a vehicle to hold and market its video and sound libraries, namely 130 color episodes of the 1970's "Howdy Doody" television show and original recordings of songs written by Fred Rogers known as "Songs From The Neighborhood - A Tribute To Mr. Rogers".

In January 2009, the Company determined it was in the best long-term interest of the Company to discontinue the operations of Memory Lane Syndications, Inc., a wholly-owned subsidiary, and put the assets and business up for sale. Since January, 2007, Memory Lane Syndications, Inc. has been inactive except for the liquidation of inventory from time to time. The decision to sell this wholly owned subsidiary was primarily influenced by management's decision to concentrate its efforts on its wholly owned subsidiary, BSP Rewards, Inc. On March 27, 2009, the Company closed a sale agreement with its Chief Operating Officer, Martin Berns, by selling 100% of the common stock of Memory Lane Syndications, Inc. for $75,000. Terms of the sale stipulated that the Company reduce Mr. Bern's demand Note for $75,000.

The Company recognized a net gain of $74,990 on the disposal of the subsidiary and reported in the Consolidated Statements of Operations and Cash Flows within the caption, "discontinued operations". A summary of the disposition follows:

Stockholder Shares      $    (10)
Liabilities ......             0
                        --------
                             (10)
Sale price .......        75,000
                        --------

Net gain .........      $ 74,990
                        ========

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Income Taxes

The Company accounts for income taxes as outlined in the Accounting Standards Codification ("ASC") 740 "Income Taxes", which was previously Financial Accounting Standards Board (FASB) Statement No. 109, ("Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Total deferred tax assets and liabilities at September 30 are as follows:

                                     2009              2008
                                 -----------       -----------

Deferred tax assets Tax NOL      $ 2,749,954       $ 2,286,591
Valuation Allowance .......       (2,749,954)       (2,286,591)

The Company has available at September 30, 2009, unused federal and state net operating loss carry forwards totaling $6,874,886 that may be applied against future taxable income that expire in the years 2009 through 2022. The tax benefit of these net operating loss carryforwards, based on an effective tax rate of 40% is approximately $2,749,954. Management believes it is more likely than not that all of the deferred tax asset will not be realized. A valuation allowance has been provided for the entire deferred tax benefit.

Note 6 - Fixed Assets

Equipment at cost consists of computer equipment and software. Depreciation expense for the nine month period ended September 30, 2009 and 2008 was $5,418 and $3,569 respectively.

Note 7 - Legal Proceedings

From time to time, the Company has disputes that arise in the ordinary course of its business. Currently, according to management, there are no material legal proceedings to which the Company is party or to which any of its property is subject.

Note 8 - Commitments and Contingencies

The Company has an employment agreement with the major stockholder providing for certain guaranteed payments starting January 1, 2005 and ending December 31, 2009. The terms of this employment agreement call for an annual salary of $52,000 plus other standard employee benefits.

The Company has a non-cancelable operating lease for office space with an unrelated party. The lease began March 1, 2004 and expires January 31, 2010. Accordingly, the company has $16,668 remaining on this non-cancelable operating lease for the period ending January 31, 2010.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Notes Payable-Related Parties

The Company as several notes payable at September 30, 2009 and 2008 as follows:

                    2009       2008     Description
                  --------   --------   -----------

Term notes ....   $250,000   $      0   Maturity Date of July 7, 2011 and
                                        August 14, 2011. 6% Interest due monthly starting January 1, 2010

Demand Notes ..   $ 91,500   $ 55,000   Demand Notes
                  --------   --------

TOTAL .........   $341,500   $ 55,000
                  ========   ========

Note 10 - Consulting and Sales Agreements

During the period of January 1, 2008 through September 30, 2009, the Company has signed Marketing Partner and /or Member provider Agreements ("Agreements") with various individuals or companies. These agreements allow companies to become Marketing Partners and /or Member Providers of the BSP Rewards program. Marketing Partners sell the BSP program on behalf of the Company on a straight commission basis. Member Providers enroll Members into the BSP Rewards platform.

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

Note 11 - Stock, Options and Warrants

On October 29, 2004 the Company adopted an Incentive and Non-Statutory Stock Option Plan. Pursuant to the Plan, the Company may grant incentive and non-statutory (nonqualified) stock options to officers, employees, directors, and certain other persons who provide services to the Company or its subsidiary. A total of 350,000 shares of common stock have been reserved for issuance under the Plan. Non-employee directors may be granted options to purchase 5,000 shares of the Company's common stock upon their initial election or appointment to the board. Incentive options may not be granted to a more than 10% stockholder.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On January 23, 2007, the Company issued options to purchase 75,000 shares of common stock to a director. The options are exercisable at $0.20 per share, which represents 50% of the closing bid price per share of the Company's common stock price on January 23, 2007. These options were later cancelled in exchange for restrictive common shares valued at $0.08 per share.

The issuances of stock options are accounted for using the fair value method in accordance with Accounting Standards Codification ("ASC") 718-10-30 Compensation--Stock Compensation - Overall - Initial Measurement, which was previously SFAS No. 123(, "Accounting for Share Based Compensation". Accordingly, compensation expense is recognized over the vesting period. Compensation expense recorded due to stock option and warrant vesting was $58,494 and $45,676 for the nine months period ended September 30, 2009 and 2008.

As of September 30, 2009, the Company had outstanding warrants to purchase up to 3,098,000 shares of common stock. These securities give the holder the right to purchase shares of the Company's common stock in accordance with the terms of the instrument.

                                             Warrants     Options
                                            ----------   ---------
         Balance, January 1, 2009 ......    3,287,000     225,000

         Expired .......................     (189,000)   (225,000)
                                            ---------    --------

         Balance, September 30, 2009 ...    3,098,000           0
                                            ---------    --------

The following table provides certain information with respect to the above referenced warrants outstanding at September 30, 2009:

                                                    Weighted      Weighted
                                      Number         Average       Average
                    Exercise Price  Outstanding  Exercise Price  Life Years
                    --------------  -----------  --------------  ----------
     Warrants       $0.10 - $1.00    3,098,000        $0.37         2.0

Common Stock
------------

The company has authorized common shares at September 30, 2009 and 2008 of 50,000,000 having par value of $0.001. At September 30, 2009 and 2008, the company had 27,303,552 shares outstanding and 20,599,802 outstanding respectively.

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

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On June 5, 2009, the Company issued 3,403,750 restricted common shares on conversion of debt in the amount of $204,225 at a price of $0.06 per share. Of the total amount of $204,225, member of the Board of Directors converted $204,225.

On June 5, 2009, the Company issued 450,000 restricted common shares for services rendered to independent consultant at a price of $0.06 per share.

On June 19, 2009, the Company issued 1,500,000 restricted common shares for services rendered to members of the Board of Directors at a price of $0.06 per share.

On June 19, 2009, the Company issued 850,000 restricted common shares for services rendered to independent consultants (410,000 shares) and employees (440,000 shares) at $0.06 per share.

On June 20, 2009, the Company authorized the issuances of 500,000 restricted common shares for services rendered to an independent consultant at $0.06 per share.

Preferred Shares
----------------

The Company has authorized preferred shares at September 30, 2009 and 2008 of 5,000,000. At September 30, 2009 and 2008, the company had 0 preferred shares outstanding. In September, 2009, the Board of Directors authorized that each preferred share would have a super vote as compared to a single vote per common share to be determined on the event of a closing of merger were to happen with the DubLi shareholders (see subsequent events, note 12).

Related Transactions
--------------------

The Company uses the services of Xcel Marketing, an entity controlled by one of the Directors, Thomas Hill for the period ended September 30, 2009. This vendor was paid $0 plus 200,000 of restrictive common shares for the nine months ended September 30, 2009 and $44,750 plus 100,000 restrictive common shares for the nine months ended September 30, 2008.

From time to time, the Company borrows from officers and directors. At September 30, 2009 and 2008, these advances were $91,500 at September 30, 2009 and $55,000 at September 30, 2008. Interest has been accrued on the note at 6% and is $3,038 for the nine months ended September 30, 2009.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Subsequent Events

Closing of the DubLi Merger
---------------------------

Effective October 19, 2009, the company has completed its reverse merger with CG Holdings Limited, a privately-held, European-based holding company for the DubLi companies, a worldwide online trading firm ("DubLi"). DubLi became a wholly-owned subsidiary of the Company, and DubLi's Chief Executive and Operating Officers has assumed the same positions with Medianet. Medianet's board of directors is currently controlled by directors nominated by DubLi. Additional details of the merger transaction appear in Medianet's reports on Form 8-K filed with the Securities and Exchange Commission on August 14, September 30, and October 23, 2009.

As previously disclosed in the amended merger agreement filed with the Commission on September 30, at closing Medianet issued 5,000,000 shares of Series A Convertible Preferred Stock to DubLi shareholders and no common stock. The Series A Convertible Preferred Stock automatically converts into 90% of the shares of common stock of Medianet to be issued and outstanding after the conversion and has 90% of the voting power of Medianet's shareholders. Medianet will file proxy material with the Commission to increase its authorized common shares to 500,000,000 and its authorized preferred shares to 25,000,000. Upon completion of the increase in authorized shares, the fully diluted common shares of Medianet will be 299,016,520, of which DubLi shareholders will own 269,114,868 shares.

Change of Fiscal Year End
-------------------------

On October 22, 2009, the Company's Board of Directors determined to change its fiscal year end from December 31 to September 30 to conform with DubLi's fiscal year end. The Company will report the change in fiscal year on its Report on Form 10-K to be filed by the end of calendar year 2009.

Unregistered Sales of Equity Securities
---------------------------------------

In connection with the authorization by the Board of Directors of the Company of the Merger, the Company authorized the issuance of 5,000,000 shares of its Series A Stock in exchange for all of the DubLi shares. The shares of DubLi are beneficially owned equally by Michael Hansen, the President of DubLi, and Michel Saouma, a business associate of Mr. Hansen.

                        MEDIANET GROUP TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Material Modification to Rights of Security Holders
---------------------------------------------------

On October 16, 2009, the Company filed a Certificate of Designation for its Series A Stock pursuant to which the Company, at the direction of its Board of Directors, designated the rights and preferences of all 5,000,000 authorized shares of preferred stock, par value $0.01 per share, of the Company. The principal terms of the Series A Stock are as follows. The Series A Stock participates in any distribution of dividends pari passu with holders of common stock on the basis of 53.8229736 shares of common stock for each share of Series A Stock. Each holder of outstanding shares of Series A Stock is entitled to
53.8229736 shares for each share of Series A Stock held as of the record date for the determination of stockholders entitled vote at the meeting. Except as provided by Nevada Statutes, holders of Series A Stock vote together with the holders of common stock as a single class. In the event that the Company's shareholders approve an increase in the Company's authorized shares of common stock to not less than five hundred million (500,000,000) shares, each share of Series A Stock then outstanding shall automatically be converted into 53.8229736 shares of common stock without further action by the holders of the Series A Stock or the Company. The Company does not have reserved and available out of its authorized but unissued shares of common stock the number of shares of common stock that shall be sufficient to effect the conversion of all outstanding shares of Series A Stock. Accordingly, the Company has agreed to proceed to submit for approval by its shareholders, including the holders of Series A Stock, an increase to not less than five hundred million (500,000,000) shares of the Company's authorized common stock.

Changes in Control of the Company
---------------------------------

On October 19, 2009, there was a change in the effective control of our Company. On that date, pursuant to the Company's Merger Agreement dated as of August 10, 2009, and subsequently amended on September 25, 2009, among the Company, the Company's then subsidiary Medianet Merger Sub, Inc., a Nevada corporation, and DubLi, the Company acquired all of the issued and outstanding shares of DubLi for 5,000,000 shares of the Company's Series A Stock. The Series A Stock has a voting power, as to each share of Series A Stock, of 53.8229736 shares, and is mandatorily convertible into common shares on the same basis upon the Company's increasing its authorized common shares to no less than five hundred million (500,000,000) shares, which it intends to do as soon as practicable. Accordingly, the shareholders of DubLi control 90% of the voting power of the Company. Further as a condition of the acquisition of DubLi by the Company, we agreed to appoint Michael Hansen as a director, the President and Chief Executive Officer of our Company; Kent Holmstoel as a director and Chairman of our Company; and Andreas Kusche as a Director and the General Counsel of the Company. Also in connection with the Merger, all of the directors of the Company other than Mr. Berns have resigned. The appointment of Messrs. Hansen, Holmstoel, and Kusche will be effective upon our compliance with Securities and Exchange Commission Rule 14f-1.