Form 10-Q
period 2009-12-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2010-02-22
CIK 1097792

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

0-49801

(Commission File Number)

MEDIANET GROUP TECHNOLOGIES, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	13-4067623
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

5200 Town Center Circle, Suite 601

Boca Raton, FL 33486

(Address of principal executive offices)

(561) 362-7704

(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of preferred stock outstanding as of February 11, 2010:	5,000,000
Number of shares of common stock outstanding as of February 11, 2010:	28,325,430

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the “safe harbor” created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MediaNet Group Technologies, Inc. and Subsidiaries

Consolidated Balance Sheet

December 31, 2009 and September 30,2009

(expressed in US Dollars, except for number of shares)

	12/31/2009	9/30/2009**
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,965,101	$2,499,237
Restricted cash	687,145	722,230
Accounts receivable, net	196,492	72,998
Inventory	602,607	401,141
Prepaid expenses and other current assets	190,379	127,209
Deposits	143,236	94,070
Total current assets	5,784,959	3,955,295

Property and equipment, net	2,210,961	94,139

Other Assets
Employee Advance	67,005	30,400
Trademark - net	1,550	1,600
Other Assets	217	222
Total other assets	68,772	282,222

Total Assets	$8,064,692	$4,331,656

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$163,098	$121,461
Accrued liabilities	557,997	585,715
Accrued incentives	644,292	644,292
Loyalty points payable	241,044	—
Commissions payable	2,042,908	1,876,605
Income taxes payable	796,838	287,838
Customer deposits	27,064	18,348
Deferred revenue	3,776,510	2,626,835
Accrued interest - related party	1,627	—
Note Payable-related party	208,355	191,355
Total current liabilities	8,459,732	6,599,885

Total liabilities	8,459,732	6,849,885

Stockholders’ deficit
Preferred Stock - $.01 par value 5,000,000 shares authorized, 5,000,000 outstanding	50,000	—
Common stock - $.001 par value 50,000,000 shares authorized, 27,343,552 outstanding 27,303,552	27,344	27,304
Additional paid-in capital	539,105	(768,528)
Accumulated other comprehensive income (loss)	(14,177)	(14,177)
Accumulated deficit	(997,313)	(1,762,828)
Total stockholders’ equity (deficit)	(395,041)	(2,518,229)

Total liabilities and stockholders’ equity (deficit)	$8,064,692	$4,331,656

** Derived from audited financial statements

The accompanying notes are an integral part of the consolidated financial statements

MediaNet Group Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

For the 3 Months Ended December 31, 2009 and December 31, 2008

(expressed in US Dollars, except for number of shares)

	12/31/2009	12/31/2008
	(Unaudited)	(Unaudited)

Revenues	$8,119,531	$2,905,962
Direct cost of revenues
Direct Cost of revenues	5,044,457	1,920,044
Gross Profit	3,075,074	985,918

Operating Expenses
Advertising and marketing	93,518	15,346
General and administrative	1,705,413	795,051
Total operating expenses	1,798,931	810,397

Income (loss) from operations	1,276,143	175,521

Other income (expense)
Interest income	—	—
Interest expense	(1,627)	—
Total other expense	(1,627)	—

Income (loss) from continuing operations before income taxes	1,274,516	175,521

Provision for income taxes	509,000	—

Income (loss) from continuing operations	765,516	175,521

Discontinued operations
Loss from operations of discontinued segment	—	(685,580)
Net income (loss) of discontinued operations, Net of income taxes	—	(685,580)

Net income (loss) from operations	765,516	(510,058)
Other comprehensive income
- Foreign currency translation gain (loss)	(0)	1,869
	—	—
COMPREHENSIVE (LOSS) INCOME	$765,516	$(508,190)

Earnings (loss) per share:
Continuing operations- basic and diluted	$0.03	$0.01
	.
Discontinued operations- basic and diluted	$—	$(0.03)

Weighted average number of shares outstanding during the period - basic and diluted	27,309,639	19,205,527

The accompanying notes are an integral part of the consolidated financial statements

MediaNet Group Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the 3 Months Ended December 31, 2009 and December 31, 2008

(expressed in US Dollars, except for number of shares)

	12/31/2009	12/31/2008

Cash flows from operating activities
Net Income (loss) from operations	$765,516	$(510,057)
Net Loss from Discontinued operations	—	—
Net Income (loss) from continuing operations	765,516	(510,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,571	1,631
(Increase) decrease in assets:
Restricted cash	35,085	(400,333)
Accounts receivable	(123,494)	(501,100)
Inventory	(201,466)	20,025
Prepaid expenses	(63,170)	(10,960)
Deposits	(49,166)	—
Other current assets	(55)	—
Employee advance	(36,605)	—
Increase (decrease) in liabilities:
Accounts payable	41,637	168,002
Accrued liabilities	(27,716)	3,292
Accrued incentives	—	—
Commission payable	166,303	—
Income tax payable	509,000	—
Customer deposits	40,735	—
Deferred revenue	1,149,675	916,286
Net cash provided (used) in operating activities	2,218,850	(218,216)

Cash flows from investing activities:
Purchase of software license	(400,000)	—
Purchase of license	(2,790)	—
Purchase fixed assets	(376,569)	(56,027)
Net cash provided (used) in investing activities	(779,359)	(56,066)

Cash flows from financing activities
Stock issuance	—	(479,083)
Proceeds from the issuance of warrants	20,000	—
Proceeds from issuance of note payable-related party	25,000	929,506
Payments on note payable-related party	(18,627)	—
Proceeds from issuance common shares	—	(9,769)
Net cash provided (used) by financing activities	26,373	440,654

Foreign currency translation adjustment	—	—

Net increase (decrease) in cash and equivalents	1,465,864	166,372

Cash at beginning of period	2,499,237	80,037

Cash at end of period	$3,965,101	$246,409

Supplemental disclosures of cash flow information:
Cash paid for interest	—	—
Cash paid for income taxes	—	—

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive loss	—	—

The accompanying notes are an integral part of the consolidated financial statements

MediaNet Group Technologies Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Description of Business

Business of CG Holdings Limited (also known as DubLi)

CG Holdings Limited was organized in Cyprus, Europe on March 17, 2009, as a holding Company for the DubLi companies, which commenced doing business in October 2008. DubLi’s financial and operations full-service provider, Lenox Logistik und Service GmbH, is located in Berlin, Germany.

Throughout these footnotes and financial reports, CG Holdings Limited is referred to as DubLi.

CG Holdings Limited (DubLi) owns, directly or indirectly, the following subsidiaries:

•	Lenox Resources, LLC, a Delaware limited liability Company. This Company holds DubLi’s intellectual property, primarily its trademark, domains and technologies.

•	Dubli Network LLC, a Delaware limited liability Company, the US operations DubLi’s network with its business associates.

•	DUBLI NETWORK, Ltd., a British Virgin Islands limited Company, operates DubLi’s network with its business associates.

•	DUBLICOM, Limited., a Cyprus limited Company. DUBLICOM, Limited., runs DubLi’s auction websites.

•

Lenox Logistik und Service GmbH is a German corporation which is responsible for the fulfillment of products purchased on the DubLi auction site. Lenox Logistik also operates DubLi’s European headquarters in Berlin and employs 22 persons, who are collectively responsible for DubLi’s accounting, marketing and purchasing activities.

•	DubLi Logistics, LLC, a Delaware limited liability Company. This Company is responsible for fulfillment of orders placed from North America (United States, Mexico, Puerto Rico, Canada).

DubLi is a worldwide online trading firm composed of two unique and individual business models: DubLi.com, a reverse auction, having a shopping portal for merchandise, having the primary objective of providing equal opportunities for buyers on the web to profit from downward purchase pricing and DubLi Network, the business opportunity where Business Associates can establish their own business in the market of direct sales and affiliate marketing.

The Company has a wholly owned subsidiary (DubLi Network) which is a network marketing Company that sells credits for use as currency on the DubLi Auctions. The Company’s credits are then sold to independent third party business associates who either utilize the credits or sell the credits to other members.

The Company has a wholly owned subsidiary (DubLi.com) which operates auctions on the internet in various countries throughout the world and managed by geographic regions. The Company aggregates these auction operating segments as one reporting segment as management believes that the Company’s operating segments have similar operating characteristics and similar long term performance. In making this determination, management believes that the operating segments are similar in the nature of the products sold, the product acquisition process, the types of customers products are sold to, the methods used to distribute the products, and the nature of the regulatory environment.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Each division and subsidiaries of the Company separately accounts for its operations and transactions, and all inter-Company and all inter-divisional transactions have been eliminated.

MediaNet Group Technologies Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year-End and Domicile

The Company and its wholly owned subsidiaries adopted September 30 as its year end and are domiciled in Delaware, Florida and Nevada, USA, British Virgin Islands, Cyprus and Berlin, Germany.

Note 2 – Summary of Significant Accounting Policies

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principle of Consolidation

The financial statements include the accounts of MediaNet Group Technologies Inc and its wholly owned subsidiaries. InterCompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which the Company is not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

Control by Principal Stockholders

The directors, executive officers and their affiliates or related parties, own beneficially and/or control in the aggregate, a significant portion of the voting power of the outstanding shares of the common stock of the Company. Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, may have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company’s assets.

Foreign Currency

Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at year-end exchange rates for assets and liabilities and average exchange rates during the year for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive loss. Financial statements of subsidiaries operating in highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in current earnings. Gains or losses resulting from foreign currency transactions are recorded in other expense, net.

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the Company’s current period presentation.

Management’s Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities, unearned income, accruals for incentive awards at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Examples, though not exclusive, include estimates and assumptions of: loss contingencies; depreciation or amortization of the economic useful life of an asset; stock-based compensation forfeiture rates; estimating the fair value and impairment; potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; estimates of incentive awards and determining when investment impairments are other-than temporary. The Company bases its estimates on historical experience and on various assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions and conditions.

MediaNet Group Technologies Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Compensated Absences

The Company has accrued for vacation pay up to the employee’s last anniversary date. Compensated absences for sick pay and personal time have not been accrued since they cannot be reasonably estimated.

Inventory

The inventory represents merchandise purchased at cost. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis.

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of sales for all periods presented.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements’ and No. 104, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Product sales and shipping revenues, net of promotional discounts, rebates, and return allowances, are recorded when the products are shipped and title passes to customers. Retail sales to customers are made pursuant to a sales contract that provides for transfer of both title and risk of loss upon our delivery to the carrier. Return allowances, which reduce product revenue, are estimated using historical experience. Revenue from product sales and services rendered is recorded net of sales taxes. Our comprehensive revenue recognition policy with reference to each revenue stream is to recognize income when the Company has completely performed its obligations to deliver goods or rendered services to customers. The Company has a single revenue source and several payment streams.

As to the sale of merchandise, since we have the inventory and credit risks, we recognized the gross sales upon receipt of payment and the shipping of the merchandise from our various locations to the consumer.

DubLi has two types of auctions which it operates on separate platforms for Europe and for North America (United States, Mexico, Puerto Rico, Canada): Xpress and Unique Bid. Each auction is conducted by the customer’s buying credits, each of which can be purchased for US $0.80 (EUR $0.50) (a “Credit”), and using the credits both to view the current bid price for an item (“Xpress”), or to place a bid (“Unique Bid”).

In the Xpress auction, all articles are displayed with one starting price (which is the best market price) that is valid at the start of the auction. The actual price is concealed until the customer places a Credit. With each Credit placed, the price decreases by US $0.25 (EUR $0.20), so that the actual price is always less than the starting price, which is often a considerable savings. A customer may purchase the product at anytime at the price displayed.

In the Unique Bid auction, all auctions are presented for a limited time only. Customers can bid using any number of US $0.25 increments. The user who has placed the sole lowest bid at the end of the auction acquires the item.

Unused credits are recognized as income ratable over a twelve (12) month period. This practice is known in the industry as “breakage”. Credits purchased, but unused by consumers are recorded on our books as “deferred revenue”. Credits purchased are classified for financial presentation to our liability account (deferred revenue) as long as the consumer does not use them to make bids on our internet auctions for a period of twelve (12) months. If a consumer uses the credits to bid on our internet auctions for merchandise, on the event the item on the auction has a winning bid and the merchandise is shipped, the liability account (deferred revenue) is reduced accordingly. The “breakage” is recognized by the Company by debiting the deferred revenue payable and crediting the revenue account, thus reflecting the income due to breakage.

MediaNet Group Technologies Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable are composed primarily of sales from our unique and express bid programs and not yet collected. We have not experienced any uncollectible accounts nor do we expect any in the future. Any account beyond 30 days past due will be considered uncollectible. The Company does not provide an allowance for doubtful accounts on accounts receivable based on its immateriality.

Property, Software and Leasehold Improvements

Property is recorded at cost. The cost of maintenance and repairs of equipment is charged to operating expense when incurred. Depreciation and amortization is determined based upon the assets’ estimated useful lives, and is calculated on a straight-line basis when the asset is placed in service. When the Company sells, disposes or retires equipment or replaces a leasehold improvement, the related gains or losses are included in operating results. Property is depreciated over five or seven years and begins when it is placed in service.

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

Start-Up Costs

The Company, in accordance with the provisions of the Accounting Standards Codification (“ASC”) 720-15-25 Other Expenses, Start-Up Costs, Recognition, formerly American Institute of Certified Public Accountants Statement of Position (SOP) 98-5, “Reporting on the Costs of Start-up Activities, expensed all start-up and reorganization costs as they incurred.

Impairment of Long-Lived Assets

In accordance with Statement of ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement, the Company reviews the carrying value of its long-lived assets, which includes property and equipment, and intangible assets (other than goodwill) annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models.  Management conducted an evaluation of long-lived assets and determined no impairments currently exist.

Cash, Cash Equivalents and Financial Instruments

The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short term investments.

MediaNet Group Technologies Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Concentrations

The Company maintains its cash in a bank deposit account, which at times may exceed the federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Fair Value of Financial Instruments

The Company has adopted and follows ASC 820-10, “Fair Value Measurements and Disclosures” for measurement and disclosures about fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820-10 are:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 —

Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 —

Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820-10, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid and other current assets,  and other assets, accounts payable, accrued expenses, accrued interest, taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable to shareholders approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2009.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009, nor gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

Policy on Classification of Accounts

The Company’s policy as to cost of sales is to include only the cost of acquiring merchandise and the fee charged to us to process the credit cards used by consumers to purchase our merchandise. The inclusion of these costs may not allow for a direct and meaningful comparison of the gross profit to competitors in the same industry.

MediaNet Group Technologies Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Computation of Income and Loss per Share

The Company computes income and loss per share in accordance with ASC 260, previously SFAS No. 128, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Share-Based Payments

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation, which establishes the accounting for share-based awards and the inclusion of their fair value in net earnings in the respective periods the awards, were earned. Consistent with the provisions of ASC 718, the Company estimates the fair value of stock options and shares issued under its employee stock purchase plan using the Black-Scholes option-pricing model. Fair value is estimated on the date of grant and is then recognized (net of estimated forfeitures) as expense in the Consolidated Statement of Operations over the requisite service period (generally the vesting period).

ASC 718 requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation. The Black-Scholes model determines the fair value of stock-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is determined in accordance with ASC 718 and Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, (“SAB 107”) as amended by SAB No. 110 , using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Commissions Earned By Business Associates

An independent business associate may earn commissions or incentive bonuses, based on retail volume on the execution and completion on the sales of the DubLi credits. Such commissions are based on the independent business associates retail sales volume and other members of the independent sales force who are sponsored by the business associate. In addition, such commissions are expensed when the DubLi credits are sold in the month of the actual sale. Management, from time to time, reviews this policy to determine that the estimate is in conformity with generally accepted accounting principles in the United States of America.

Comprehensive Income

Comprehensive income consists of net earnings, unrealized gains or losses on investments, foreign currency translation adjustments and the effective portion of the unrealized gains or losses on derivatives. Comprehensive income is presented in the consolidated statements of shareholders’ equity and comprehensive income.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with selling; marketing; and distribution activities, including shipping and handling costs; research and development; information technology; and other administrative costs, including finance, legal and human resource functions.

MediaNet Group Technologies Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. For the three months ended December 31, 2009 and 2008, advertising and marketing expenses were $93,518 and $15,346 respectively.

Research and Development

The Company’s research and development is performed by in-house staff and outside consultants. For the periods ended December 31, 2009 and December 31, 2008, research and development costs were expensed as incurred.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Share-Based Payments

The Company adopted Accounting Standards Codification (“ASC”) 718 “Compensation – Stock Compensation”, which was previously Statement of Financial Accounting standards (“SFAS”) No. 123 (Revised December 2004), “Share-Based Payment” (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases related to an employee stock purchase plan and restricted stock units based on estimated fair values of the awards over the requisite employee service period. SFAS No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees”, which the Company previously followed in accounting for stock-base awards. In March 2005, the SEC issued Staff Bulletin No. 107(“SAB No. 107”), to provide guidance on SFAS 123R. The Company has applied SAB No. 107 in its adoption of SFAS No. 123R.

Under SFAS No. 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized on a straight-line basis as expense over the employee’s requisite service period. The Company adopted the provisions of the SFAS 123R in its fiscal year ended September 30, 2008 using the modified prospective application method.

The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date (or date of adoption) and subsequently modified or cancelled; prior periods are not revised for comparative purposes. Estimated compensation expense for awards outstanding on the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure under FASB Statement No. 123, “Accounting for Stock-Based Compensation”.

Income Taxes

The Company accounts for income taxes under ASC 740-10, Income Taxes. Deferred income tax assets and liabilities are recognized based on differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates. At each balance sheet date, the Company evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets, and records a valuation allowance that reduces the deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

MediaNet Group Technologies Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Recent Authoritative Accounting Pronouncements

In September 2009, Financial Accounting Standards Board (“FASB”) issued ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position and results of operations.

Note 3 – Restricted Cash

Credit Card Holdback - The Company has agreements with organizations that process credit card transactions arising from purchases of products and services by customers of the Company. Credit card processors have financial risk associated with the products and services purchased because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed. The organization that processes MasterCard/Visa transactions allows the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). The current agreement requires a 5% reserve or holdback on each sale for a period of six months.

Note 4 – Foreign Currency

Most of the Company’s foreign subsidiaries designate their local currencies as their functional currency. As of December 31, 2009, the total amount of cash held by foreign subsidiaries was $3,965,101 of USD and was maintained or invested in EURO’s.

Note 5 – Income Taxes

MediaNet Group Technologies Inc. and its subsidiaries file income tax returns in the U.S. federal jurisdiction and Germany. MediaNet Group Technologies Inc. and each of its subsidiaries file separate income tax returns.

The United States of America

MediaNet Group Technologies Inc. is organized in Nevada and is domiciled in the state of Florida and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The state of Florida imposes a 5.5% corporate income tax.

BSP Rewards Inc. is organized and domiciled in the state of Florida and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The state of Florida imposes a 5.5% corporate income tax.

DubLi Network LLC, is organized in Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The state of Delaware does not impose any corporate income tax.

MediaNet Group Technologies Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DubLi Logistics LLC, is organized in Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The state of Delaware does not impose any corporate income tax.

Lenox Resources, LLC is organized in Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The state of Delaware does not impose any corporate income tax.

DubLi.com LLC, is organized in Delaware in the U.S., and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The state of Delaware does not impose any corporate income tax.

Cyprus

CG Holdings Limited, under the current laws of the Republic of Cyprus, CG Holdings Limited is not subject to tax on income or capital gains. In addition, upon payment of dividends by CG Holdings Limited, no Cyprus withholding tax will be imposed.

Dublicom Limited, under the current laws of the Republic of Cyprus, Dublicom Limited is not subject to tax on income or capital gains. In addition, upon payment of dividends by Dublicom Limited, no Cyprus withholding tax will be imposed.

British Virgin Islands

DubLi Network Limited under the current laws of the British Virgin Islands, DubLi Network Limited is not subject to tax on income or capital gains. In addition, upon payment of dividends by Dubli Network Limited, no British Virgin Islands withholding tax will be imposed.

Germany

Lenox Logistik und Service GmbH, under the current laws of Germany, Lenox Logistik und Service GmbH is subject to tax on income or capital gains.

DubLi.com GmbH, under the current laws of Germany, DubLi.com GmbH is subject to tax on income or capital gains.

Income tax expense (benefit) attributable to earnings before income taxes, consists of:

United States:
Current taxes
Federal	$509,000
State	—
Total U.S. Tax Expense	509,000

Germany
Current Taxes
Total German Tax expense	—

Total income Tax expense	$509,000

In fiscal year 2009, the Company adopted amendments under ASC 740-10-50, Accounting for Uncertain Tax Positions, formerly Financial Accounting Standards Board Interpretation No. 48 (“FIN 48”), which clarify the accounting for uncertainty in tax positions recognized in the financial statements. Under these provisions, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The related amendments also provide guidance on measurement, classification, interest and penalties associated with tax positions, and income tax disclosures.

MediaNet Group Technologies Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is subject to taxation in the U.S., Germany, and various state jurisdictions. The Company’s calculation of its tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. If, based on new facts that arise within a period, management ultimately determines that the payment of these liabilities will be unnecessary, the liability will be reversed and the Company will recognize a tax benefit during the period in which it is determined the liability no longer applies. Conversely, the Company records additional tax charges in a period in which it is determined that a recorded tax liability is less than the ultimate assessment is expected to be.

The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws and regulations themselves are subject to change as a result of changes in fiscal policy, changes in legislation, the evolution of regulations and court rulings. Therefore, the actual liability for U.S., Germany taxes, or the various state jurisdictions, may be materially different from management’s estimates, which could result in the need to record additional tax liabilities or potentially reverse previously recorded tax liabilities. Interest and penalties are included in tax expense.

Value Added Tax

In accordance with the relevant taxation laws in the Germany, the normal VAT rate for domestic sales is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority.

The value added tax refundable presents the VAT that the Company paid for the purchasing products and can be used to deduct the VAT related to the sale of products.

Note 6 – Fixed Assets

Equipment at cost consists of Furniture, equipment and software. Depreciation expense for the three months ended December 31, 2009 was $12,571.

Cost	$2,262,859
Accumulated Depreciation	(51,898)
Net Fixed Assets	$2,210,961

Note 7 – Commitments and Contingencies

The Company has an office lease that expires in 2014. Under the lease agreement, the Company is also obligated to pay property taxes, insurance and maintenance costs. The lease is for 589.9 square meters of office space.

Certain leases contain renewal options. Future minimum rental commitments for non-cancelable operating lease at September 30, 2009, were as follows (in millions):

Operating
2010	$132,450
2011	135,559
2012	138,668
2013	141,777
2014	144,886
Total	$693,343

On December 21, 2009, the Company entered into a lease agreement for office space in Boca Raton, Florida. The lease commences on February 1, 2010 and is for a term of ten years, ending January 31, 2020. The lease calls for six months free rent at the beginning of the rental term and three months free rent at the sixth year anniversary.

Future minimum lease payments as of 12/31/09 are as follows:

MediaNet Group Technologies Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12/31/10	$198,389
12/31/11	271,774
12/31/12	279,919
12/31/13	288,352
Periods after 12/31/13	1,757,139
Total	$2,795,575

The Company has a non-cancelable operating lease for office space with an unrelated party. The lease began March 1, 2004 and expires January 31, 2010. Accordingly, the Company has $8,400 remaining on this non-cancelable operating lease for the period ending January 31, 2010.

Note 8 – Notes Payable-Related Parties

The Company as a note payable as follows:

	12/31/2009	9/30/2009
Demand Note- Michael Hansen (officer)	$91,855	$99,855
Demand Note-Martin Berns (director)	$116,500	$91,500

Note 9 – Warrants and Options

As of December 31, 2009, the Company had outstanding warrants to purchase up to 3,058,000 shares of common stock. These securities give the holder the right to purchase shares of the Company’s common stock in accordance with the terms of the instrument.

Warrants
Balance, September 30, 2009	3,098,000

Exercised	(40,000)

Balance, December 31, 2009	3,058,000

The following table provides certain information with respect to the above referenced warrants outstanding at December 31, 2009:

	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	$0.25— $.55	3,058,000	$0.42	1.0

Note 10 – Consulting and Sales Agreements

During the period of January 1, 2008 through December 31, 2009, the Company has signed Marketing Partner and/or Member provider Agreements (“Agreements”) with various individuals or companies. These agreements allow companies to become Marketing Partners and /or Member Providers of the BSP Rewards program. Marketing Partners sell the BSP program on behalf of the Company on a straight commission basis. Member Providers enroll Members into the BSP Rewards platform.

The terms of these agreements are generally one (1) year from the effective date, and can be renewed for successive one (1) year periods after the initial one (1) year term, if agreed by both parties in writing within 30 days of license expiration. Either party may terminate the “AGREEMENT” on Ninety (90) days written notice during a renewed term.

MediaNet Group Technologies Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Stock and Equity

Common Stock

The Company has authorized common shares at December 31, 2009 and September 30, 2009 of 50,000,000. At September 30, 2009, the Company had 27,303,552 shares outstanding. At December 31, 2009 the Company had 27,343,552 shares outstanding. The par value is .001 per share.

Preferred Shares

The Company has 5,000,000 preferred shares authorized at September 30, 2009 and December 31, 2009. As of September 30, 2009 there were 0 preferred shares outstanding and December 31, 2009 5,000,000 preferred shares are issued and outstanding par value is stated at $0.01

On October 16, 2009, the Company filed a Certificate of Designation for its Series A Stock pursuant to which the Company, at the direction of its Board of Directors, designated the rights and preferences of all 5,000,000 authorized shares of preferred stock, par value $0.01 per share. The principal terms of the Series A Stock are as follows. The Series A Stock participates in any distribution of dividends pari passu with holders of common stock on the basis of 54.7229736 shares of common stock for each share of Series A Stock. Each share of Series A Stock shall be deemed converted into 54.7229736 shares of common stock and shall participate pari passu with the common stock of the Company in the proceeds available to the Company’s shareholders upon the liquidation, dissolution, or winding up of the Company. Each holder of outstanding shares of Series A Stock is entitled to 54.7229736 shares for each share of Series A Stock held as of the record date for the determination of stockholders entitled vote at the meeting. Except as provided by Nevada Statutes, holders of Series A Stock vote together with the holders of common stock as a single class. In the event that the Company’s shareholders approve an increase in the Company’s authorized shares of common stock to not less than five hundred million (500,000,000) shares, each share of Series A Stock then outstanding shall automatically be converted into 54.7229736 shares of common stock without further action by the holders of the Series A Stock or the Company. The Company does not have reserved and available out of its authorized but unissued shares of common stock the number of shares of common stock that shall be sufficient to effect the conversion of all outstanding shares of Series A Stock. Accordingly, the Company has agreed to proceed to submit for approval by its shareholders, including the holders of Series A Stock, an increase to not less than five hundred million (500,000,00) shares of the Company’s authorized common stock.

Change in control

On October 19, 2009, there was a change in the effective control of our Company. On that date, pursuant to the Company’s Merger dated as of August 10, 2009, and subsequently amended on September 25, 2009, among the Company, the Company’s then subsidiary MediaNet Merger Sub, Inc., a Nevada corporation, and CG, the Company acquired all of the issued and outstanding shares of CG for 5,000,000 shares of the Company’s Series A Stock. The Series A Stock has a voting power, as to each share of Series A Stock, of 54.7229736 shares, and is mandatorily convertible into common shares on the same basis upon the Company’s increasing its authorized common shares to no less than five hundred million (500,000,000) shares, which it intends to do as soon as practicable. Accordingly, the shareholders of CG control 90% of the voting power of the Company. Further as a condition of the acquisition of CG by the Company, we agreed to appoint Michael Hansen as a director, the President and Chief Executive Officer of our Company; Kent Holmstoel as Chairman and director and the Chief Operating Officer of our Company; and Andreas Kusche as a Director, and General Counsel of our Company. Also in connection with the Merger, all of the directors of the Company other than Mr. Berns resigned on October 19, 2009. On October 29, 2009, Steven Adelstein was elected a director by Mr. Berns, who was then the sole remaining Board member. The appointment of Messrs. Hansen, Holmstoel, and Kusche will be effective upon our compliance with Securities and Exchange Commission Rule 14f-1.

MediaNet Group Technologies Inc. and Subsidiaries

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Software purchase agreement

On October 29, 2009, Lenox Resources, LLC, a Delaware limited liability Company (“Lenox”) which is an direct subsidiary of CG Holdings Limited (the “Company”), executed and closed on a Software Purchase Agreement with MSC, Inc., d/b/a Lariat (the “Agreement”) for the purchase and assignment of database tracking, monitoring, statistic tools and widget software known as “Cinch” and “Connect” (the “Software”) and associated copyrights. The purchase price of the Software was $400,000 paid in cash at closing, together with two percent (2%) of the common stock of MediaNet Group Technologies Inc. Total number of shares to be issued is 6,080,330. The common stock payable to MSC, Inc., will not be dilutive to the Company’s existing common shareholders. Pursuant to the Agreement, Lenox will hire certain staff of MSC, Inc., who are dedicated to the development of the Software. The Agreement also provides that MSC, Inc. will have a right to market the Software to its own clients as a distributor, with the exclusion of any sale that would compete with the Company. The total value of the transaction was $1,737,673 based on the fair market value of the common shares at October 29, 2009 of .22 per share

On December 16, 2009 40,000 shares of common shares were issued to a warrant holder. Total proceeds were $20,000.

Note 12 – Related party transactions

Related Transactions

During the three months ended December 31, 2009 an officer of the Company advanced $25,000.

Note 13 – Discontinued Operations

In May 2009, the Company determined it was in the best long-term interest of the Company to discontinue the operations of Dublicom GMBH., a wholly-owned subsidiary, and put the assets and business up for sale. The decision to sell this wholly owned subsidiary was primarily influenced by management’s decision to concentrate its efforts on its wholly owned subsidiary, Dubli Network.

The Company recognized a net loss of $1,980,285 during the year ended September 30, 2009 on the disposal of the subsidiary and reported in the Consolidated Statements of Operations and Cash Flows within the caption, “discontinued operations”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by “Management’s Discussion and Analysis” and the Notes to Unaudited Consolidated Financial Statements, are “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management’s plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to raise additional capital to finance our activities; the effectiveness, profitability, and the marketability of our products; the future trading of the common stock of MEDG; the ability of MEDG to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in its filings with the SEC, or otherwise.

THE COMPANIES

MediaNet. The following description of MediaNet provides information with respect to MediaNet prior to its October 19, 2009, combination with DubLi. Information with respect to DubLi follows, below, under the caption “DubLi.”

Background and Corporate Information

MediaNet Group Technologies, Inc. (“we,” “us,” “our,” the “Company”), was incorporated under the laws of the State of Nevada on June 4, 1999, under the name of Clamshell Enterprises, Inc.

We changed our name to MediaNet Group Technologies, Inc., in May, 2003.

In June, 2005, we changed the name of our subsidiary, Brand-A-Port, to BSP Rewards, Inc. to better reflect our focused business endeavors.

Overview

The operations of MediaNet Group Technologies, Inc. have been carried on through our wholly-owned subsidiary, BSP Rewards, Inc., and, as of October 19, 2009, CG Holdings Limited. As used herein, the “Company” refers to MediaNet Group Technologies, Inc. and its wholly owned subsidiaries. The Company’s operations included the design, development and marketing of (1) branded loyalty programs, internet shopping malls and (2) branded websites. The Company has decided to concentrate its focused efforts in our main subsidiary, BSP Rewards, Inc.

In March, 2009, the Company sold its wholly-owned subsidiary, Memory Lane Syndications, Inc. which was inactive and had limited revenue during 2009 and 2008 and has been classified for financial presentation as a discontinued operation.

BSP Rewards, Inc.

BSP Rewards, Inc. provides private branded loyalty and reward web malls and programs to both for-profit and not-for-profit companies and organizations. The program is designed as a shopping service through which members receive rebates (rewards) on purchases of products and services from participating merchants. These rewards earned may be accumulated by the member and may be used to purchase gift cards, donate to a charity, or loaded onto a debit MasterCard by which they can make additional purchases from any participating merchant in the program or anywhere in the world that debit MasterCard cards are accepted. The BSP program is proprietary to the Company.

BSP Rewards Inc. (BSP Rewards or BSP)

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

The BSP Rewards program is a web based retail mall concept. Retail sellers of goods and services who join in the program as participating merchants agree to pay rebates to us for our members who purchase goods and services through the program at their individual web stores. We collect all rebates paid by participating merchants and retain a portion as our fee for operating the program. Another portion of the rebate (generally one-half), is designated as a “reward” earned by the member who made the purchase. A portion of the Company’s rebate is paid to the organization or company which enrolled the member in the program.

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

Our Industry

We classify our business operations as a member of the loyalty, online shopping mall, and rewards sector, and marketing services, each of which are fragmented and diverse industries. While the industry consists of many companies and organizations that provide loyalty and rewards in various means and fashions, few offer a complete package. There are many other similar businesses; however, most others do not include many of the features and benefits that we do including offering a stored value debit card and continuous email communications with members. It requires significant time and resources to develop a mature, flexible, broad-based platform and to attract and market the program to a wide variety of business segments. We are of the opinion that 85% of our operating model is executed by other related businesses, however, not all 85% can be found in one program or platform and the other 15% is proprietary to BSP Rewards. The benefit of creating a viable and valuable rewards and shopping mall program in today’s environment is due to an ongoing shift towards online shopping versus traditional brick and mortar shopping. Today’s consumers are looking to save wherever and whenever possible, particularly on their everyday shopping needs, including gas, grocery, apparel and office supplies.

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

Our Challenges

Our ability to successfully operate our business and achieve our goals and strategies is subject to numerous challenges and risks as discussed more fully in the section titled “Risk Factors,” including for example:

•	any failure to expand our operations and web presence to sufficiently meet our customers’ demands and our ability to attract new clients;

•	any inability to effectively manage rapid growth and accurately project market demand for our product offerings;

•	risks associated with future investments or acquisitions;

•	economic, political, regulatory, legal and foreign exchange risks associated with web-based enterprises;

•	any loss of key members of our senior management; and

•	unexpected changes in economic situations or legal environment.

You should read and consider the information set forth in “Risk Factors” and all other information set forth in this filing.

DubLi

Business of DubLi

CG was organized in Cyprus on March 17, 2009, as a holding company for the DubLi companies, which commenced doing business in October 2008. Prior to that time, the persons and companies now associated with DubLi carried on various internet auction activities. DubLi’s financial and operations full-service provider, Lenox Logistik und Service GmbH, is located in Berlin, Germany.

CG owns, directly or indirectly, the following subsidiaries:

•	Lenox Resources, LLC, a Delaware limited liability company. This company holds DubLi’s intellectual property, primarily its trademark, domains and technologies.

•	DUBLI NETWORK, Ltd., a British Virgin Islands limited company, operates DubLi’s network with its business associates.

•	DUBLICOM, Ltd., a Cyprus limited company. DUBLICOM, Ltd., runs DubLi’s auction websites.

•

Lenox Logistik und Service GmbH is a German corporation which is responsible for the fulfillment of products purchased on the DubLi auction site. Lenox Logistik also operates DubLi’s European headquarters in Berlin and employs 22 persons, who are collectively responsible for DubLi’s accounting, marketing and purchasing activities.

•	DubLi Logistics, LLC, a Delaware limited liability company. This company is responsible for fulfillment of orders placed from North and middle America (United States, Mexico, Puerto Rico, Canada).

DubLi is a worldwide online trading firm composed of two very unique and individual business models: DubLi.com, a reverse auction and fun shopping portal for high level branded merchandise, and DubLi Network, the business opportunity where Business Associates can establish their own business in the market of direct sales and affiliate marketing.

DubLi.com’s reverse auction and fun shopping portal hosts only high quality inventory (brand new, newest model, full warranty) from the world’s leading manufacturers. The key difference between a reverse auction and a traditional auction is that the price for an item in a traditional auction is continually driven up from bids placed by potential buyers, whereas in a reverse auction the price for an item is continually driven down. Brands featured in DubLi.com’s reverse auctions include, but are not limited to: iPod, Hewlett Packard, SONY, Samsung, Nintendo, Mini, Disney, Rolex, Louis Vuitton, Gucci and Burberry. The success behind DubLi.com reverse auction and fun shopping model lies in the formula of being able to drive down prices incrementally with single bids placed by the consumers until the price reaches a point where it provides good value to the buyer. DubLi.com includes a best price guarantee, assuring customers that they are buying products at a lower price than they could obtain from other name brand retail sellers.

The primary objective of DubLi’s reverse auction and fun shopping model is to provide equal opportunities for buyers on the web to profit from downward purchase pricing.

The affiliate marketing and direct sales program offered by the DubLi Network is a proactive effort to help DubLi’s Business Associates, as we explain below, to yield maximum returns on an internet business as well as to provide high quality goods and services to customers internationally. Since the U.S. debut of DubLi in 2008, thousands of Business Associates from around the world have joined the DubLi Network.

DubLi Auctions

DubLi has two types of auctions which it operates on separate platforms for Europe and for North America (United States, Mexico, Puerto Rico, Canada): Xpress and Unique Bid. Each auction is conducted by the customer’s buying credits, each of which can be purchased for US $0.80 (EUR $0.50) (a “Credit”), and using the credits both to view the current bid price for an item (“Xpress”), or to place a bid (“Unique Bid”).

In the Xpress auction, all articles are displayed with one starting price (which is the best market price) that is valid at the start of the auction. The actual price is concealed until the customer places a Credit. With each Credit placed, the price decreases by US $0.25 (EUR $0.20), so that the actual price is always less than the starting price, which is often a considerable savings. A customer may purchase the product at anytime at the price displayed.

In the Unique Bid auction, all auctions are presented for a limited time only. Customers can bid using any number of US $0.25 increments (for example, $1.00, $1.25, $1.50, and so on). The user who has placed the sole lowest bid at the end of the auction acquires the item. If, for example, a bidder places a bid of $1.75 and it is the sole and only bid at the time the auction closes, that customer can purchase the item for that price, because his would be the lowest and sole bid. However, if another user has also placed a bid of $1.75 in the course of the auction, the bid is no longer unique. If, for example, another bidder had placed a higher bid, but was the only bidder at that price, then that bidder would be awarded the item, notwithstanding that the sole bid was at a higher price. During the auction and if an auction results in a unique bid at its conclusion, the user with the lowest single bid informed by e-mail. The final buyer can subsequently order and pay for the auction item in the buyer’s member area. Final prices include sales tax and shipping charges. Goods are shipped by Lenox Logistik und Service GmbH (Europe) or DubLi Logistics LLC (American). Items are sent as soon as payment has been received. A single user may be the only final buyer in up to five Unique Bid auctions in one month.

Once a member has placed five (5) final bids (both lowest and unique), further bids are no longer accepted. As soon as this user has been underbid in an auction, the placement of further bids is automatically accepted, until the maximum number of five (5) successful final bids has been attained. Once a user has been successful in an auction, he or she may only participate in four (4) further auctions. The number of successful auctions, as well as the number of remaining auctions available in which to participate, can be accessed at anytime. At the beginning of a new calendar month, the maximum number of five (5) successful auctions is available to a user once again. The user knows how many auctions are available to him or her by looking in DubLi’s member area.

All of the items auctioned by DubLi are first quality (brand new, newest model, full warranty) and, often, very expensive. For example, DubLi may auction a Mercedes automobile or a Harley-Davidson. These items, when successfully bid upon and purchased, are most always purchased for a price much lower than any available retail market purchase. DubLi receives not only the payment for the item by the successful bidder, but also receives payment for all of the Credits paid by its customers during the auction. In most instances, a bidder will go through the bidding process a multiple of times, as well as countless other bidders. Accordingly, in a successful auction, DubLi realizes more than the price which it paid for an item. Substantially all items purchased by DubLi are purchased on the open market, without any discount, at an open market price, as any consumer purchase, although in the future DubLi may work with wholesalers or retailers to purchase items for less than they can be purchased by the average customer.

DubLi Partner Program

DubLi offers a partner package and program to companies, associations, affinity groups and non-profit organizations (which it refers to as a “white label solution”). Using the Partner Program, these groups can, through DubLi, open and utilize a convenient and profitable auction portal. Each partner earns a thirty percent (30%) commission on all Credits sold (which is DubLi’s term for its revenue share model). Using the Partner Program gives participating organizations a professional web presence, access to products offered on the auction portal through DubLi, and the use of DubLi to complete all customer purchase processes. DubLi provides a variety of ready-made templates that can be customized to the individual requirements of any organization, including the use of the organization’s URL. The look and feel of the auction portal makes it appear as though it were created by the organization itself. The DubLi system requires no programming skills on the part of the organization.

DubLi Network, Ltd.

DubLi operates a program for persons who join the DubLi network as independent business associates, which it refers to as “BA’s” or “Business Associates.” DubLi believes that Business Associates have a global potential for earning significant income with the DubLi business model. To start, an applicant must register with the DubLi Network by filling out an online Business Associate Application and Agreement and purchase an e-Biz kit for US $175.00. The e-Biz kit is the only purchase required to become a DubLi Network Business Associate. All other purchases are optional. DubLi sells Credits to its Business Associates. Credits can be purchased by DubLi’s Business Associates, by retail customers, and by participants in DubLi’s Partner Program. Credit sales generate two types of commissions: retail commissions to the Business Associate that generates the sale and organization commissions to Business Associates who are uplined from the Business Associate generating the sale.

To earn retail commissions on retail customer purchases, a Business Associate must have wholesale Credits available in their DubLi account. Credits must be held in a Business Associate’s inventory to earn a commission on personal retail purchases from DubLi’s Shopping Mall. When a Business Associate’s personally sponsored retail customer places an order for Credits, the Credits are automatically deducted from the sponsoring Business Associate’s account and transferred to the retail customer’s account, and the Business Associate is eligible to earn retail commissions on the sale of those Credits. If a Business Associate does not have sufficient Credits in his account to cover the retail customer order, DubLi will supply the balance of Credits to fill the order, but the Business Associate will not be eligible to earn commissions on the Credits supplied by DubLi.

The amount of the retail commission earned by a Business Associate who is the sponsor of a retail customer varies from 5-25%. The actual percentage commission for which the Business Associate qualifies depends on the total amount of the Business Associate’s personal credit purchases that the Business Associate accumulates over a consecutive twelve-month period.

DubLi-BSP Shopping Mall

The combination of the Company and DubLi has enabled DubLi to use the Company’s BSP Shopping Mall in combination with its auction sites, Business Associates, and Partner Programs. The Company’s BSP Rewards subsidiary provides branded loyalty and reward webmalls and programs to both for-profit and not-for-profit companies and organizations.

Competition

DubLi believes that there are a number of companies engaging in reverse auctions. However, it does not believe that any of these companies presents significant competition to DubLi because DubLi has the following competitive advantages:

•	first mover’s effect (best high profile in the target market)

•	most advanced technology for our long term experience

•	best marketing mix to attract customers with DubLi Network, Partner Program, classic advertising

•	local marketing knowledge through Network sales force

•	strict concept in product selection (only top brands, brand new, newest models, full warranty)

•	prize guarantee

Property

CG’s subsidiary, Lenox Logistik, rents 6,400 square feet at its headquarters in Berlin, Germany, at a cost of $11,200 per month, plus VAT, pursuant to a five-year lease ending October 31, 2014. The principal officers and some additional employees of CG commenced relocating to South Florida in February 2010. The Company has leased 10,476 square feet in Boca Raton, Florida, for its global headquarters.

On December 21, 2009, the Company entered into a lease agreement for office space in Boca Raton, Florida. The lease commences on February 1, 2010 and is for a term of ten years, ending January 31, 2020. The lease calls for six months free rent at the beginning of the rental term and three months free rent at the sixth year anniversary, excluding monthly common area maintenance.

Future minimum lease payments as of 12/31/09 are as follows:

12/31/10	$198,389
12/31/11	271,774
12/31/12	279,919
12/31/13	288,352
Periods after 12/31/13	1,757,139
Total	$2,795,575

The Company has a non-cancelable operating lease for office space with an unrelated party. The lease began March 1, 2004 and expires January 31, 2010. Accordingly, the Company has $8,400 remaining on this non-cancelable operating lease for the period ending January 31, 2010.

Employees

CG has twenty-two (22) employees, excluding its general counsel, president, chief operating officer and the Director of Marketing. CG also employs consultants on an as-needed basis.

Our Products

DubLi.com’s auction portal hosts only high quality inventory from the most notable brand name manufacturers in the world. DubLi.com’s reverse auctions include, but are not limited to: iPod, Hewlett Packard, SONY, Samsung, Nintendo, Mini, Disney, Rolex, Louis Vuitton, Gucci and Burberry. New and high-quality products are added to our auction portal daily. DubLi’s product strategy is based on being trend followers rather than trend setters. Through its unique and proprietary product selection team, DubLi identifies the top 500 selling items on the Internet at any given time. When a consumer first enter DubLi.com’s auction website there are several categories that the buyer can pick and choose from. A customer can choose products specifically from the “electronics section” like a new flat screen TV or digital camera; in the “household items” like an espresso machine or a juicer or, in general, a gift certificate from some of the top retailers like Walmart and Target. The software we developed enables us to determine what individual customers are bidding on. We can target these specific items of interest for future reference when they are featured again and immediately notify the customer via email with the specific item they’re looking for. In addition we host a number of seasonal promotions and experiential auctions centered on the major holidays or events that drive a tremendous amount of traffic to the auction.

Our customers

DubLi’s customers are derived primarily from three sources, consumers from the general public who are interested in the reverse auction concept, consumers driven to our reverse auctions through our Partner Program and by Business Associates who use word of mouth direct marketing to drive new customers to the auctions. Sometimes there is overlap among the three categories. Our customers are based all over the world including the UK and North America. The reason we are able to attract large numbers of potential buyers to our website is centered primarily on two key elements. The first is that we stock and showcase only the best quality and hottest selling genuine merchandise you can find anywhere in the world. The second reason is our business model was built to funnel traffic to our auction portal by utilizing one the best known forms of advertising: word-of-mouth advertising. Our business strategy was designed based on the concept that by rewarding people for their recommendation through referral based commissions, we could potentially attract a large numbers of customers from around the world to our auction portal.

Since the debut of DubLi.com we have attracted business associates from around the world to our business model. DubLi Network’s Business Associates currently number several thousand across more than fifteen countries. All have a license to market DubLi.com, boosting the internal market of DubLi.com and vendors worldwide. DubLi.com’s auction portal is quickly becoming one of the most popular destinations to visit on the internet, and we expect those numbers to increase in the future.

Geographic Segmentation of our Customer base:

Market	% of revenue contribution
US	48%
Australia/New Zealand	37%
EU	7%
Canada	5%
Others	3%
Total	100%

Competitive Advantages

The Internet is revolutionizing the face of the global economy; providing a global platform for businesses to reach out to customers worldwide. According to the Organization for Economic Co-Operation and Development (OECD) over 25% of people worldwide buy products and services over the Internet and the Internet has more than one billion users worldwide, with an additional one million signing up daily. The conventional online auction model as used by eBay is valued at approximately $79 billion. DubLi.com represents a new auction model, where prices decrease with each bid and is a relatively new concept on the global scale. To our knowledge, DubLi is the world’s only global trading portal with a reverse auction system. DubLi believes that there are a number of companies engaging in reverse auctions. However, it does not believe that any of these companies presents significant completion to DubLi because of the following competitive advantages:

•	First mover effect

•	Most advanced technology platform to drive the reverse auction system among others into the next phase of growth

•	Marketing mix that is designed to attract customers through DubLi Network, Partner Program and through classic advertising on a global basis

•	Local marketing and direct sales knowledge through its Network sales force

•	Strict concept in product selection (only top brands, brand new, newest models, full warranty)

RESULTS OF OPERATIONS FOR THE THREE ENDED DECEMBER 31,

	For the three months ended December 31,
	2009	2008
Revenues:	$8,119,531	$2,905,962
Direct Cost of Revenues:	5,044,457	1,920,044
Operating Expenses:	1,798,931	810,397
Income from Operations:	1,276,143	175,521
Other Income (Expenses):	(1,627)	—
Income Taxes:	509,000	—
Net Income:	765,516	(510,058)
Other Comprehensive Income (Loss):	—	1,869
Total Comprehensive Income:	$765,516	$(508,190)

Revenues

We had net revenues of $8,119,531 for the three months ended December 31, 2009, an increase of $5,213,569 as compared to $2,905,962 in the same period ended December 31, 2008. The sales revenues were due primarily to the sales of products and through the sale of credits purchased by new Business Associates. The increase in revenues was due to our expanding business, our marketing strategy, our customer loyalty, and the quality of our product and service.

We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of our products that are sold in Germany are subject to a German value-added tax at a rate of 17% of the gross sales price or at a rate approved by the local government. This VAT may be offset by the VAT paid by us on products purchases and other materials.

Our sales arrangements are not subject to warranty. We did not record any product returns for the three ended December 31, 2009 and 2008.

Direct Cost of Revenues

Direct Cost of Revenues primarily includes cost of sales to purchase products for sale and direct costs such as website operation costs and commission expenses. During the three ended December 31, 2009, we had direct cost of revenues of $5,044,457 or approximately 62% of revenues, versus direct cost of revenues of $1,920,044, or approximately 66% of revenues of the same periods in 2008 respectively. The cost of sales as a percentage of revenue decreased due the large increase in sales and the more efficient use of purchasing.

Gross profit

We had gross profit of $3,075,074 and $985,918 for three month ended December 31, 2009 and December 31, 2008, respectively, an increase of 212% year over year. Gross profit margin was 38% and 34% for the three months ended December 31, 2009 and December 31, 2008, respectively.

Expenses

Operating expenses for the three months ended December 31, 2009 were $1,798,931 compared to operating expenses of $810,397 for the same period ended December 31, 2008. The increases in operating expenses during the three months ended December 31, 2009 were attributable to the increase in advertising and marketing expenses by $78,172 and an increase in general and administrative expenses of $910,362 in connection with the expansion in both existing and new markets as well as merger related costs.

Income/Losses

We had a net income of $765,516 for the three month period ended December 31, 2009 compared to a loss of $508,190 for the same period ended December 31, 2008. Our net income is a function of revenues, cost of sales and other expenses as described above. The increase in net income in 2009 was due primarily to the increase in sales of credits to customers and business associates, as a result of our expanding business, our marketing strategy, our customer loyalty, and the quality of our product and service. Earnings per share in the period ended December 31, 2009 were $0.03 per basic and diluted share based on the weighted average number of shares outstanding during the period of 27,309,630. This does not reflect the pending issuance of share related to the merger.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided (used) in operating activities during the three months ended December 31, 2009 were $2,218,849, compared to cash flows provided (used) by operating activities of ($218,216) during the three months ended December 31, 2008. Cash flows from operations for the three months ended December 31, 2009 reflects deferred revenue of $1,149,675 which offsets cash used in the increase in inventory by ($201,466) and the increase in accounts receivables of ($123,494).

Cash flows (used) in investing activities were ($779,359) and ($56,066) for the three months ended December 31, 2009 and 2008, respectively, due primarily to the purchase of a software license.

Cash flows provided by financing activities was $26,373 for the three months ended December 31, 2009, consisting of $20,000 for proceeds from the issuance of warrant, $25,000 from issuance of a note payable from a related party and ($18,627) due to payments on a note payable to a related party. For the period ending December 31, 2008 we had net cash provided by financing activities of $440,654.

Demand for the products and services will be dependent on, among other things, market acceptance of our products, traffic to our websites, and general economic conditions. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of credits and continued demand at our auction portals.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We strive to provide high quality products to our customers. We plan to strengthen our position in existing and new markets. We also plan to expand our operations through aggressively marketing our products and our concept.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of Consolidated Financial Statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Consolidated Financial Statements.

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.

ITEM 1A.	RISK FACTORS

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

The online commerce market is rapidly evolving and intensely competitive. We expect competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new web sites at a relatively low cost. There are a multitude of “brand your own web site” companies and software products available and every site on the web will compete for attention with those which we create and maintain on behalf of our customers. In addition, all categories of the Internet and rewards industries are intensely competitive. There are many loyalty/reward programs covering virtually every industry and product. These programs range from individual retail establishments to major corporations, to branded reward programs. Although we believe we can establish a niche as a provider of high quality portals and rewards program, we will still be competing for funding and will face intense competition from many other entities with greater experience and financial resources than we have.

As a result, there can be no assurance that we will be able to compete successfully to the extent necessary to significantly expand our business and achieve profitability.

THE INTERNET AND ONLINE COMMERCE INDUSTRY ARE CHARACTERIZED BY RAPIDTECHNOLOGICAL CHANGE. WE MAY BE UNABLE TO COMPETE SUCCESSFULLY OR TO REMAIN COMPETITIVE UNLESS WE ARE ABLE TO DEVELOP NEW PRODUCTS OR ADAPT EXISTING PRODUCTS TO NEW TECHNOLOGIES. IF WE ARE UNABLE TO DO SO, IT WOULD ADVERSELY AFFECT OUR ABILITY TO REACH OR MAINTAIN PROFITABILITY.

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

If competitors introduce products and services embodying new technologies or if new industry standards and practices emerge, then our existing web sites, proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

•	license and/or internally develop leading technologies useful in our business;

•	enhance our existing services;

•	develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers; and

•	respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

IF WE CANNOT KEEP PACE WITH MARKET CHANGES AND PRODUCE IMPROVED WEB SITES WITH NEW TECHNOLOGIES IN A TIMELY AND COST-EFFICIENT MANNER TO MEET OUR CUSTOMERS’ REQUIREMENTS AND PREFERENCES, THE GROWTH AND SUCCESS OF OUR BUSINESS WILL BE HINDERED.

The Internet market is characterized by increasing demand for new and advanced technologies, evolving industry standards, intense competition and wide fluctuations in product supply and demand. If we cannot keep pace with market changes and produce web site products incorporating new technologies in a timely and cost-efficient manner to meet our customers’ requirements and preferences, the growth and success of our business will suffer.

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

Our Operating Results may Fluctuate

Our operating results have varied on a quarterly basis during our operating history. Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside our control. Factors that may affect our operating results include the following:

•	our ability to retain an active user base, attract new users;

•	our ability to increase activity of the users of our web malls;

•	the amount and timing of operating costs and capital expenditures relating to the maintenance and expansion of our businesses, operations, and infrastructure;

•

general economic conditions, including higher inflation, the possibility of a recession in the U.S. and interest rate fluctuations, as well as those economic conditions specific to the Internet and ecommerce industries;

•	regulatory and legal actions imposing obligations on our businesses or our users;

•	the actions of our competitors, including the introduction of new sites, services, products and technologies;

•	consumer confidence in the safety and security of transactions using our websites or technology;

•	the cost and availability of online and traditional advertising, and the success of our brand building and marketing campaigns;

•	our ability to develop product enhancements, programs, and features at a reasonable cost and in a timely manner;

•	our ability to upgrade and develop our systems, infrastructure, and customer service capabilities;

•	technical difficulties or service interruptions involving our websites or services provided to us or our users by third parties;

•	our ability to comply with the requirements of entities whose services are required for our operations, such as credit card associations and banks;

•	our ability to attract new personnel in a timely and effective manner and to retain key employees;

•

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

The market price of our common stock is volatile, and this volatility may continue. For instance, between January 1, 2008 and December 31, 2009, the closing bid price of our common stock, as reported on the markets on which our securities have traded, ranged between $0.03 and $0.90. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our customers or suppliers;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the web-based industry;

•	customer demand for our products;

•	general economic conditions and trends;

•	major catastrophic events;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	loss of external funding sources;

•	sales of our common stock, including sales by our directors, officers or significant stockholders;

•	additions or departures of key personnel.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 19, 2009 In connection with the authorization by the Board of Directors of the Company of the Merger, the Company authorized the issuance of 5,000,000 shares of its Series A Stock in exchange for all of the shares of CG. The shares of CG are beneficially owned equally by Michael Hansen, the President of DubLi, and Michel Saouma, a business associate of Mr. Hansen. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 (the “Act”) and on reliance upon Regulation D, Rule 506, promulgated under that Act.

On December 18, 2009, we authorized the issuance of 40,000 shares of our common stock to a shareholder for redemption of outstanding warrants. The shares were issued in January 2010. We received $20,000 as proceeds from the redemption of the warrants during December 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We have not had any default upon senior securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

No.	Description
2.1	Agreement and Plan of Merger *
3.1	Certificate of Designation *
3.2	Amended and Restated By-laws *
3.3	Amendment to Certificate of Designation*
10.1	Software Purchase Agreement *
10.2	Lease Agreement *
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*  incorporated by reference

Reports on Form 8-K filed in the first quarter of fiscal 2010

(1)        On October 19, 2009 the Company filed on Form 8-K in connection with a reverse merger transaction in which the Company (i) consummated an Agreement and Plan of Merger with the equity owners of CG Holdings Limited, a Cyprus limited company (“CG”), whereby the Company’s wholly-owned subsidiary, MediaNet Merger Sub, Inc., a Nevada corporation, merged with and into CG, with CG being the surviving company, and the shareholders of CG exchanged all of their shares in CG for five million (5,000,000) shares of the Company’s Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Stock”).

As a result of the Merger, CG became a wholly-owned subsidiary of the Company, and those subsidiaries of CG became indirect wholly-owned subsidiaries of the Company. CG and its subsidiaries, which are collectively called DubLi, own and operate reverse auctions for high level branded merchandise.

(2)        On October 29, 2009, Lenox Resources, LLC, a Delaware limited liability company (“Lenox”) which is an indirect subsidiary of MediaNet Group Technologies, Inc., a Nevada corporation (the “Company”), executed and closed on a Software Purchase Agreement with MSC, Inc., d/b/a Lariat (the “Agreement”) for the purchase and assignment of database tracking, monitoring, statistic tools and widget software known as “Cinch” and “Connect” (the “Software”) and associated copyrights. The purchase price of the Software was $400,000 paid in cash at closing, together with two percent (2%) of the common stock of the Company. The common stock payable to MSC, Inc., will not be dilutive to the Company’s existing common shareholders. Pursuant to the Agreement, Lenox will hire certain staff of MSC, Inc., who are dedicated to the development of the Software. The Agreement also provides that MSC, Inc., will have a right to market the Software to its own clients as a distributor, with the exclusion of any sale that would compete with the Company.

(3)        On December 21, 2009, the Company entered into a lease for premises at Boca Center, Boca Raton, Florida 33486. The lease commences on February 1, 2010, and terminates on January 31, 2020, with an option to renew for an additional five-year term. The leased premises are 10,476 square feet. During the initial term of the lease the rental is as follows:

The first six months of the lease rental is abated and the second six months is $25 per square foot. The lease term for the second year through the tenth years are as follows: second year, $25.75/sf; third year, $26.52/sf; fourth year, $27.32/sf; fifth year, $28.14/sf; sixth year, first three months abated; second six months, $28.98 /sf; seventh year, $29.85/sf; eighth year, $30.75/sf; ninth year, $31.67/sf, and tenth year, $32.62/sf. The furniture is included in the lease and becomes the property of the Company at the end of the lease term.

Subsequent event to the first quarter of fiscal 2010

On February 18, 2010 Steve Adelstein resigned from the Board of Directors of the Company. Mr. Adelstein has indicated that he intends to specify to the Company the reasons for his departure and his disputes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MEDIANET GROUP TECHNOLOGIES, INC.

Date: February 22, 2010	By:	/s/ Michael B. Hansen
Michael B. Hansen President

INDEX TO EXHIBITS

No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002