Form 10-Q
period 2010-03-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2010-05-24
CIK 1097792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 0-49801

MEDIANET GROUP TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	13-4067623 (I.R.S. Employer Identification No.)

5200 Town Center Circle, Suite 601
Boca Raton, FL 33486
(Address of principal executive offices)

561-417-1500
(Issuer’s telephone number)

(Former name, former address and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for the such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐
Non-accelerated filer ☐
Accelerated filer ☐
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of preferred stock outstanding as of May 24, 2010: 3,858,067

Number of shares common stock outstanding as of May 24, 2010: 28,621,680

FORM 10-Q
INDEX

PART I: FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
▪ Consolidated Balance Sheets as of March 31, 2010 and September 30, 2009	3
▪ Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2010 and 2009	4
▪ Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2010 and 2009	5
▪ Condensed Notes to Consolidated Financial Statements	7
Item 2. Management s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 4T. Controls and Procedures	30

PART II: OTHER INFORMATION	31
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 5. Other Information	47
Item 6. Exhibits	48

SIGNATURES	49

INDEX TO EXHIBITS	50

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
	March	September, 30
	31, 2010	2009
	(Unaudited)	(Audited)
Assets		See Note 2
Current Assets
Cash and cash equivalents	$2,162,101	$2,499,237
Restricted cash	1,463,491	722,230
Accounts receivable, net	465,978	72,998
Inventory	608,393	401,141
Prepaid expenses and other current assets	592,570	127,209
Deposits	255,000	94,070
Total current assets	5,547,532	3,916,885
Property and equipment, net	2,196,348	94,139
Other Assets	19,147	32,222
Total Assets	7,763,026	4,043,246

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	118,363	121,461
Accrued liabilities	298,276	585,715
Accrued incentives	300,000	644,292
Loyalty points payable	264,268	209,025
Commissions payable	1,320,348	1,876,605
Income taxes payable	1,110,755	287,838
Customer deposits	81,892	18,348
Deferred revenue	3,708,029	2,626,835
Accrued interest - related party	6,692	-
Note Payable-related party	-	191,355
Total current liabilities	7,208,623	6,561,475

Stockholders' Equity (Deficit)
Preferred stock - $.01 par value, 5 million shares authorized, 5 million shares and 0 shares issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	50,000	-
Common stock - $.001 par value, 50,000,000 shares
authorized, 28,621,680 and 27,303,552 shares issued and outstanding as of March 31, 2010 and September 30, 2009, respectively (See Note 12)	28,621	27,304
Additional paid-in capital	666,967	(768,528)
Accumulated other comprehensive income (loss)	(101,480)	(14,177)
Deficit in retained earnings	(89,704)	(1,762,828)
Total stockholders' equity	554,404	(2,518,229)
Total liabilities and stockholders' equity	$7,763,026	$4,043,246

See accompanying notes to condensed consolidated financial statements

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	For the three months		For the six months
	ended March 31,		ended March 31,
	2010	2009	2010	2009

Revenues	$7,030,213	$4,999,126	$14,520,401	$8,187,410
Direct cost of revenues	4,364,647	3,040,577	9,422,196	5,257,094
Gross Profit	2,665,566	1,958,549	5,098,205	2,930,317
Operating Expenses
Advertising and marketing	179,098	70,970	271,177	172,890
General and administrative	1,213,386	1,282,750	2,586,581	2,266,693
Total operating expenses	1,392,484	1,353,720	2,857,758	2,439,584

Income (loss) from operations	1,273,083	604,829	2,240,447	490,733

Interest income (expense) -net	(5,506)	(3,437)	(7,002)	(3,437)

Income (loss) from continuing operations before income taxes	1,267,577	601,392	2,233,446	487,296

Provision for income taxes	(430,976)	-	(939,976)	-

Income (loss) from continuing operations	836,601	601,392	1,293,470	487,296
Discontinued operations
Gain from sale of subsidiary	-	74,990	-	74,990

Net income (loss)	836,601	676,382	1,293,470	562,286

Foreign currency translation adjustment	(40,426)	-	(87,303)	-

Comprehensive Income (Loss)	$796,174	$676,382	$1,206,166	$562,286

Earnings (loss) per share:
Continuing operations
Basic	$0.03	$0.03	$0.05	$0.02
Fully Diluted	$0.00	$0.03	$0.00	$0.02
Discontinued operations
Basic	$0.03	$0.03	$0.04	$0.03
Fully Diluted	$0.00	$0.03	$0.00	$0.03

Weighted average number of shares outstanding during the period
Basic	28,484,206	20,674,802	28,484,206	20,674,802
Fully Diluted	339,037,717	20,674,802	277,167,462	20,674,802

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the six months
	ended March 31,
	2010	2009
Cash flows from operating activities
Net Income from continuing operations	$1,293,470	261,314
Reconcile net income (loss) to net cash used in operating activities:		-
Depreciation and amortization	19,595	11,722
Stock and Warrants issued for services		90,749
(Increase) decrease in assets:		-
Restricted cash	(741,261)	1,079,761
Accounts receivable	(392,980)	(326,764)
Inventory	(207,252)	(34,412)
Prepaid expenses	(465,361)	(13,553)
Deposits	(160,930)	-
Other current assets	13,075	(837,162)
Increase (decrease) in liabilities:		-
Accounts payable	(3,099)	220,104
Accrued liabilities	(280,747)	101,890
Accrued incentives	(344,292)	-
Loyalty points payable	55,243	-
Commission payable	(556,257)	-
Income tax payable	822,917	-
Customer deposits	63,544	1,367
Deferred revenue	1,081,194	16,174
Accrued interest - related party	6,692	1,519
Note Payable-related party	(191,355)	169,500
Net cash provided (used) in operating activities	12,196	742,211

Cash flows from investing activities:
Purchase of software license	(400,000)	-
Purchase fixed assets	(640,812)	(1,059)
Net cash provided (used) in investing activities	(1,040,812)	(1,059)

Cash flows from financing activities
Proceeds from the issuance of warrants	113,185	29,247
Proceeds from issuance common shares	578,294	165,738
Net cash provided (used) by financing activities	691,479	194,985

Net increase (decrease) in cash and equivalents	(337,137)	936,136
Cash at beginning of period	2,499,237	1,480,199
Cash at end of period	$2,162,100	$2,416,335

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,671	$1,989
Cash paid for income taxes	-	-
Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive loss	$(87,303)	-
Stock issued for Software	$1,337,673	-
Recapitalization	$6,874,886	-

See accompanying notes to condensed consolidated financial statement.

MediaNet Group Technologies, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Description of Business

MediaNet Group Technologies, Inc. (“MediaNet Group” or the “Company”), through its wholly owned subsidiaries, is a global marketing company that sells high end branded merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  As of March 31, 2010, our online auctions were conducted in Europe, North America, Australia and New Zealand and we had a large network of independent business associates that sold “credits”, or the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  These auctions are designed to offer consumers real savings on these high end goods.  The Company, through its BSP Rewards subsidiary, also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

The Company is organized in Nevada and has its principal executive offices in Boca Raton, Florida.  The Company’s wholly owned subsidiaries are domiciled in Delaware, Florida and Nevada in the United States and in the, British Virgin Islands, Cyprus and Berlin, Germany.

As of May 24, 2010, our President and Chief Executive Officer, through his beneficial ownership of the Company’s outstanding Series A Preferred Stock, has the indirect shared power to cast approximately 88% of the combined votes that can be cast by the holders of the Common Stock and the Series A Preferred Stock, which generally vote together as a single class on all matters submitted to the vote of shareholders. Accordingly, he, along with another person who is not an officer or director of the Company, has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors and all other corporate actions.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended March 31, 2010 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The unaudited condensed consolidated financial statements include the accounts of MediaNet Group Technologies, Inc. and its subsidiaries which are wholly owned or otherwise under common control. All intercompany accounts and transactions have been eliminated in consolidation. The following subsidiaries are included in the consolidation at March 31, 2010 and 2009.

BSP Rewards, Inc.	Wholly owned	Actively engaged in business
CG Holdings, Ltd.	Wholly owned	Actively engaged in business
DUBLICOM Limited	Wholly owned	Actively engaged in business
DubLi Network Limited	Wholly owned	Actively engaged in business
Lenox Logistik und Service GmbH	Wholly owned	Actively engaged in business
Lenox Resources, LLC	Wholly owned	Actively engaged in business
DubLi Logistics LLC	Under Common Control*	Actively engaged in business
DubLi.com, LLC	Under Common Control	Discontinued operations
DubLi.com GmbH	Under Common Control	Discontinued operations
DubLi Network, LLC	Under Common Control	Discontinued operations

* Acquired May 24, 2010

As is more fully described in Note 12 to the Financial Statements, DubLi Logistics was identified as one of the consolidated subsidiaries of the Company in Amendment No. 1 to the Company’s Form 8-K filed with the SEC on February 4, 2010 (the “Form 8-K”) and the Company’s Form 10-Q for the quarter ended December 31, 2009 (the “Form 10-Q”) based upon DubLi Logistic’s historical and current operation as an affiliated, profitless, product purchasing agent of DUBLICOM.  DubLi Logistics is operated exclusively by employees of Lenox Logistik.

The results of operations and assets and liabilities of DubLi.com, LLC’s subsidiaries were also included in the Company’s consolidated results of operations as reported in the Form 8-K and Form 10-Q based upon their common ownership and historical relationship to CG and its other consolidated subsidiaries. DubLi.com, LLC, which is a holding company, has never directly operated a business and its subsidiaries were sold or their businesses were discontinued in the second quarter of 2009.

The condensed balance sheet as of September 30, 2009 has been derived from financial statements audited by Lake & Associates LLC, independent public accountants, as indicated in their report included in the Company’s 10-K for September 30, 2009.

The balance sheet as of March 31, 2010 have been corrected for an understatement of 500,000 outstanding shares, an error that existed from July 2007 until December 31, 2009 and the omission of existence of 5 million shares of authorized preferred stock for the periods from inception until December 31, 2009.  This Note also contains previously undisclosed information about each subsidiary company’s status as either wholly owned or controlled.

The Company has evaluated subsequent events and determined no adjustment or additional disclosure other than that already made to these financial statements , specifically in Note 12, is considered necessary based on this evaluation.

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Recent Authoritative Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position and results of operations, if any.

Foreign Currency

Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at year-end exchange rates for assets and liabilities and historical exchange rates during the year for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive income or loss. Financial statements of subsidiaries operating in highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in current earnings. Gains or losses resulting from foreign currency transactions are recorded in other expense.

Reclassifications

Certain amounts reported in previous periods have been reclassified to conform to the Company’s current period presentation.

Management’s Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities, deferred income, accruals for incentive awards and unearned auction Credits at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Examples, though not exclusive, include estimates and assumptions of: loss contingencies; depreciation or amortization of the economic useful life of an asset; stock-based compensation forfeiture rates; estimating the fair value and impairment of assets; potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; estimates of incentive awards and unearned auction Credits and determining when investment impairments are other-than temporary. The Company bases its estimates on historical experience and on various assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions and conditions.

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

Fair Value of Financial Instruments

The Company has adopted and follows ASC 820-10, “Fair Value Measurements and Disclosures” for measurement and disclosures about the fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820-10 are:

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

As defined by ASC 820-10, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid and other current assets,  and other assets, accounts payable, accrued expenses, accrued interest, taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable to shareholders approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis and, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010, nor any gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

Inventory

The inventory represents merchandise purchased at cost. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. Shipping and handling costs are included in purchases for all periods presented.

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

Estimated Useful Life

Office furniture, computer equipment and software	5 years

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

Revenue Recognition

Product Sales and Services - The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”).  ASC 605-10 requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Sales of “DubLi Credits” - Consumers bid on the Company’s online auctions by purchasing “DubLi Credits” either directly on DubLi.com or from DubLi’s independent business associates who are members of the DubLi Marketing Network. All proceeds from the sales of “DubLi Credits” are recorded as deferred revenue until used by the consumer in the bidding process and the related revenue is earned.   Purchases of DubLi Credits are non-refundable after six months.  Unused Credits remaining in deferred revenue after 12 months are recorded as revenue as if earned.  Management makes this estimated adjustment to reduce the deferred revenue liability and to increase revenue recognized based upon historical statistical utilization rates.

BSP Rewards revenue is earned principally from revenue rebates (commissions) earned from merchants participating in its online shopping malls, gift card sales from each rewards mall program and, web design/maintenance/hosting it earns for building and hosting its private-branded online mall platform for outside organizations. The Company receives rebates from participating merchants on all transactions processed by BSP through its online mall platform. The percentage rebate paid by merchants varies between 1% and 30% and BSP normally shares 50% of the rebate with the member who made the purchase.

Direct Cost of Revenues

Included in Direct Cost of Revenues are the costs of goods sold and commissions and incentive bonuses earned by business associates on the sales of DubLi Credits.  Commissions are based upon each business associate’s volume of Credit sales and that of other business associates who are sponsored by the subject business associate. Commissions are paid business associates at the time of the sale of the Credits and are recognized as a deferred expense until the Credits are used and then are charged to expense. Incentive bonuses are paid either monthly or quarterly and the related expense is recorded when the business associate meets the stated sales goal for each particular promotional event.

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred and include the costs associated with internally developed websites and other marketing programs and materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with distribution activities, research and development, information technology, and other administrative costs, including finance, legal and human resource functions. Research and development is performed by in-house staff and outside consultants and those costs are expensed as incurred.

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

Computation of Income and Loss per Share

The Company computes income and loss per share in accordance with ASC 260, previously SFAS No. 128, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential Common Stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive shares of Common Stock are considered anti-dilutive and thus are excluded from the calculation. As of March 31, 2010, the Company had two classes of potentially dilutive derivatives of Common Stock as a result of warrants granted and convertible preferred stock issued.

Dividends

The Company’s policy is to retain earnings to provide funds for the operation and expansion of our business and not to pay dividends.

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

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted except as described below in Note 11.

Note 3 – Restricted Cash

The Company has agreements with organizations that process credit card transactions arising from purchases of products by customers of the Company. Credit card processors have financial risk associated with the products and services purchased because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed. The organization that processes MasterCard/Visa transactions allows the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). The current agreement requires a 20% reserve or holdback on each sale for a period of six months.

Note 4 – Foreign Currency

All of the Company’s foreign subsidiaries designate the Euro as their functional currency. As of March 31, 2010, the total amount of cash held by foreign subsidiaries was $3.5 million and, of that amount, $1.8 million and was maintained or invested in Euros.

Note 5 – Inventory

Inventory consists of the following at the dates indicated:

	March 31,	September 30,
	2010	2009
Merchandise	$434,531	$321,095
Gift Cards	173,862	80,046
Total	$608,393	$401,141

Note 6 – Property and Equipment

Equipment at cost consists of office furniture, computer equipment and software. Depreciation expense for the three months and six months ended March 31, 2010 and September 30, 2009 was $7,576 and $19,595, respectively.

	March 31,	September 30,
	2010	2009
Cost	$2,251,173	$140,514
Accumulated Depreciation	(54,825)	(46,375)
Net	$2,196,348	$94,139

See also Note 11 Subsequent Events for a description of the May 24, 2010 acquisition of DubLi Properties, LLC and its land purchase agreement.

Note 7 – Commitments and Contingencies

The Company has non-cancellable operating leases for office space in Berlin, Germany and Boca Raton, Florida that expire in 2014 and 2020, respectively. Under the lease agreement in Berlin, the Company leases 589.9 square meters of office space and is obligated to pay property taxes, insurance and maintenance costs. The lease agreement in Boca Raton is for 10,476 square feet of office space and the Company is obligated to pay common area maintenance and sales tax.  Total rental expense for the three and six months ended March 31, 2010 was $119,955 and $165,697, respectively.

Future minimum rental commitments for non-cancellable operating leases at March 31, 2010, were as follows:

2010	$330,839
2011	407,333
2012	418,587
2013	430,129
Thereafter	1,902,025
Total	$3,488,913

Note 8 – Loans from Shareholders

During 2009, Michael Hansen, the President and Chief Executive Officer of the Company, loaned the Company $99,855.  That loan together with a $116,500 loan from the Company’s former CEO Martin Berns were repaid in the second quarter.

 Note 9 – Income Taxes

MediaNet Group Technologies Inc. and its subsidiaries file income tax returns in the U.S., Cyprus and Germany. The Company and each of its subsidiaries file separate income tax returns.

The United States of America

MediaNet Group Technologies Inc., organized in Nevada and headquartered in Florida, is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The state of Florida imposes a 5.5% corporate income tax.

BSP Rewards Inc. is organized and headquartered in Florida and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The state of Florida imposes a 5.5% corporate income tax.

DubLi Logistics LLC and Lenox Resources, LLC are organized in Delaware and are treated as partnerships for US federal and state income tax purposes passing all tax liabilities and benefits to their owners.

Cyprus

DUBLICOM Limited is organized under the current laws of the Cyprus and is not subject to tax on income or capital gains. In addition, upon payment of dividends by the Company, no Cyprus withholding tax will be imposed.

British Virgin Islands

DubLi Network Limited is organized under the current laws of the British Virgin Islands, and is not subject to tax on income or capital gains. In addition, upon payment of dividends by the Company, no British Virgin Islands withholding tax will be imposed.

Germany

Lenox Logistik und Service GmbH is subject to tax on income or capital gains under the laws of Germany.

Income tax expense (benefit) attributable to earnings before income taxes in the quarter ended March 31, 2010, consists of:

	For the three months		For the six months
	ended March 31,		ended March 31,
	2010	2009	2010	2009
United States:
Current taxes
Federal	380,273	-	670,034	-
State	50,703		269,942
Total U.S. Tax Expense	430,976	-	939,976	-
Germany
Current Taxes	-	-	-	-
Total income Tax expense	430,976	-	939,976	-

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

Value Added Tax

In accordance with the relevant taxation laws in the Germany, the normal VAT rate for domestic sales is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority. The Company is also potentially subject to VAT tax in other European Union jurisdictions.

The value added tax refundable presents the VAT that the Company paid for the purchasing products and can be used to deduct the VAT related to the sale of products.

Note 10 – Stock and Equity

Common Stock

The Company had authorized 50,000,000 shares of Common Stock, par value $.001 per share, at March 31, 2010 and September 30, 2009, respectively. At September 30, 2009, the Company had 27,843,552 shares of Common stock outstanding. At March 31, 2010 the Company had 28,621,680 shares of Common Stock outstanding.

Preferred Stock

The Company had authorized 5,000,000 shares of Preferred Stock, par value $0.01 per share, at March 31, 2010 and September 30, 2009, respectively. As of September 30, 2009, there were 0 shares of Preferred Stock outstanding.  As of March 31, 2010, there were 5,000,000 shares of Preferred Stock outstanding, all of which were designated as “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”).

On October 16, 2009, the Company filed a Certificate of Designation for the Series A Preferred Stock pursuant to which the Company, at the direction of its Board of Directors, designated the rights and preferences of all 5,000,000 authorized shares of Preferred Stock. The Certificate of Designation was subsequently amended on December 24, 2009 and May 24, 2010 to adjust the Conversion Ratio (defined below).

Under the Certificate of Designation in effect at March 31, 2010, the Series A Preferred Stock is automatically convertible into shares of the Common Stock at the conversion ratio of 54.7229736 shares of Common Stock for each share of the Series A Preferred Stock (the “Conversion Ratio”) in the event the shareholders approve an increase in the number of authorized shares of Common Stock to not less than five hundred million.  The holders of the Series A Preferred Stock are not entitled to any dividend preference but are entitled to participate pari passu in dividends declared with respect to the Common Stock as if the Series A Preferred Stock was converted in Common Stock at the Conversion Ratio.  Similarly, the holders of the Series A Preferred Stock are not entitled to any liquidation preference but, in the event of any liquidation, dissolution or winding up of the Company, the outstanding shares of Series A Preferred Stock shall be deemed converted into shares of Common Stock at the Conversion Ratio and shall participate pari passu in the distribution of liquidation proceeds.  Holders of the Series A Preferred Stock are entitled to vote on matters presented to the holders of Common Stock as if the Series A Preferred Stock was converted into the Common Stock at the Conversion Ratio.  Except as provided by Nevada law, holders of Series A Preferred Stock vote together with the holders of Common Stock as a single class.

As more fully described in Note 12, Subsequent Events, on May 24, 2010, the Company amended the Certificate of Designation for the Series A Preferred Stock to increase the Conversion Ratio from 54.7229736 to 55.514574.

The Company does not have reserved and available out of its authorized but unissued shares of Common Stock the number of shares of common stock that shall be sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock. The Company’s shareholders have not yet effectively approved an increase in the Company’s authorized shares of Common Stock to five hundred million (500,000,000) shares. These financial statements for the three and six months period ended March 31, 2010 have been prepared using the Conversion Ratio in effect as of March 31, 2010 (54.7229736 shares of Common Stock for each share of Series A Preferred Stock).

Change in control

On October 19, 2009, there was a change in the effective control of the Company. On that date, pursuant to the Merger Agreement (the “Merger Agreement”), dated as of August 10, 2009, and subsequently amended on September 25, 2009, among the Company, the Company’s then subsidiary MediaNet Merger Sub, Inc., a Nevada corporation, and CG Holdings Limited, the Company acquired all of the issued and outstanding shares of CG for 5,000,000 shares of the Company’s Series A Preferred Stock (the “Merger”). Holders of the Series A Preferred Stock are entitled to vote on matters presented to the holders of Common Stock as if the Series A Preferred Stock was converted into the Common Stock at the Conversion Ratio.  In addition, the Series A Preferred Stock will automatically convert into shares of the Common Stock at the Conversion Ratio in the event the shareholders approve an increase in the number of authorized shares of Common Stock to not less than five hundred million.  Accordingly, Zen Holding Group Limited, the sole record holder of CG owns approximately 90% of the voting power of the Company.  Michael Hansen and Michel Saouma, who is neither a director nor executive officer of the Company, indirectly share the right to vote and make investment decisions with respect to the shares held by Zen.

In addition, as a condition to the Merger, the Company agreed to appoint:

•	Michael Hansen as a director and as President and Chief Executive Officer of the Company;

•	Kent Holmstoel as Chairman of the Board and Chief Operating Officer of the Company; and

•	Andreas Kusche as a director and as General Counsel of the Company.

In connection with the Merger, all of the persons serving as directors of the Company as of October 19, 2009, other than Mr. Martin Berns, resigned as of such date. On October 29, 2009, the Company appointed Mr. Hansen as President and Chief Executive Officer, Mr. Holmstoel as Chief Operating Officer and Mr. Kusche as General Counsel of the Company.  Also on such date, Steven Adelstein was appointed to the Board by Mr. Berns, who was then the sole remaining Board member. On February 23, 2010, Mr. Adelstein resigned and was replaced by Andreas Kusche. The appointment of Messrs. Hansen and Holmstoel is expected to be effective upon our compliance with Securities and Exchange Commission Rule 14f-1, which requires us to distribute certain information regarding the proposed directors.  We are seeking to circulate such information as part of a Schedule 14C previously filed with the Securities and Exchange Commission and in the process of being amended.

Note 11 – Warrants and Options

As of September 30, 2009 and March 31, 2010, the Company had outstanding warrants to purchase up to 3,058,000 and 2,219,750 shares of Common Stock, respectively. These securities give the holder the right to purchase shares of the Common Stock in accordance with the terms of the instrument.

Warrants
Balance, September 30, 2009	3,098,000
Exercised	(878,250)
Balance, March 31, 2010	2,219,750

The following table summarizes information with respect to the above referenced warrants outstanding at March 31, 2010 which have expiration dates ranging from June 2010 to February 2011:

	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	$0.25— $.55	2,219,750	$0.43	1.0

Note 12 – Subsequent Events

Currency Translation Effects

Subsequent to the balance sheet date the exchange rate between the EURO and the US dollar decreased by approximately 11%. These recent changes would increase the currency translation adjustment and decrease comprehensive income and current assets by approximately $190,000.

The Merger and Merger Related Transactions

Pursuant to the Merger Agreement, the Company acquired on October 19, 2009 all of the outstanding shares of CG in exchange for the issuance to CG’s shareholders of 5,000,000 shares of the Series A Preferred Stock.  The Agreement provides that the Series A Preferred Stock will be automatically converted into Common Stock of at such time as the Company’s Articles of Incorporation are amended to increase the number of authorized shares of Common Stock to 500,000,000 shares.  Assuming all of the shares of Series A Preferred Stock were converted into Common Stock as of October 19, 2009, the former record holder of CG, Zen Holding Group Limited (“Zen”), would have become the record holder of 90% of the then issued and outstanding Common Stock, on a fully diluted basis.

The Company and CG originally contemplated that Zen would receive Common Stock upon consummation of the Merger and the Merger would be completed in the first quarter of 2010 in order to:

-            provide the Company sufficient time to prepare a complex proxy statement and hold a shareholder meeting to consider approval of the Merger Agreement and an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 50 million to 500 million shares; and

-           provide the beneficial owners of CG adequate time to contribute and/or transfer a number of entities or properties to CG.

For instance, upon completion of the merger the Company expected that CG would own directly or indirectly all of the following subsidiaries or assets:

-           DUBLICOM LIMITED (“DUBLICOM”), a Cyprus limited company, which runs DubLi’s auction websites;

-           Lenox Resources, LLC, a Delaware limited liability company, that holds DubLi’s intellectual property;

-           DUBLI NETWORK LIMITED (“DUBLI NETWORK”), a British Virgin Islands limited company, that operates DubLi’s global network with its business associates;

-           Lenox Logistik und Service GmbH (“Lenox Logistik”), a German corporation, serves as the product purchasing agent of DUBLICOM for products sold to customers outside of North America, Australia and New Zealand. Lenox Logistik also serves as an outsourced service provider that employs persons who are collectively responsible for DubLi’s administrative, accounting, marketing and purchasing activities.

-           DubLi Logistics, LLC, a Delaware limited liability company (“DubLi Logistics”), serves exclusively as the product purchasing agent of DUBLICOM for products sold to customers in North America (United States, Mexico, Puerto Rico, Canada), Australia and New Zealand;

-           certain rights to real estate in the Cayman Islands (the “Cayman Property Rights”) now held by DubLi Properties, LLC, a Delaware limited liability corporation.

In compliance with Generally Accepted Accounting Principles, the Company also expected to include in its consolidated financial statements DubLi.com, LLC, a Delaware limited liability company that was the holding company for two subsidiaries that have since discontinued operations: DubLi.com GmbH, a German corporation, and DubLi Network, LLC, a Delaware limited liability company.

In early September 2009, the Company and CG were advised by legal counsel that the merger could be effected sooner than previously anticipated if, in lieu of Common Stock, Zen received the Series A Preferred Stock, which was later converted into Common Stock and distributed to the beneficial holders of Zen. Accordingly, on October 19, 2009, the Merger was consummated and Zen was issued the Series A Preferred Stock.

Completed Post-Merger Adjustments

After completing the Merger, the Company determined that certain of its expectations with respect to the Merger had not been met.  In particular, upon completion of the Merger on or about the targeted completion date of March 31, 2010, the Company expected that: it would (i) directly or indirectly hold 100% of the equity interests of DubLi Logistics; (ii) directly or indirectly hold certain real estate rights now held by DubLi Properties LLC; and (iii) certain investors in DubLi.com, LLC would become shareholders in the Company.

As a result of the acceleration of the Merger closing and the substantial amount of work required to complete the Merger and the related SEC disclosure documents, Mr. Hansen’s oral pledge to, prior to the Merger, transfer his 100% ownership interest in DubLi Logistics to CG was not evidenced by definitive transfer documents until May 24, 2010. Similarly, Mr. Hansen’s oral pledge to contribute his 100% indirect ownership interest in the Cayman Property Rights (now owned by DubLi Properties, LLC) to the Company in support of DubLi’s marketing programs was not evidenced by definitive transfer documents until May 24, 2010.

As of May 24, 2010, the Company has acquired all of the equity interests in DubLi Logistics and DubLi Properties LLC that the Company expected it would own.

DubLi Logistics - Purchasing Agent of DUBLICOM

DubLi Logistics was identified as one of the consolidated subsidiaries of the Company in Amendment No. 1 to the Company’s Form 8-K filed with the SEC on February 4, 2010 (the “Form 8-K”) and the Company’s Form 10-Q for the quarter ended December 31, 2009 (the “Form 10-Q”) based upon DubLi Logistic’s historical and current operation as an affiliated, profitless, product purchasing agent of DUBLICOM.  DubLi Logistics is operated exclusively by employees of Lenox Logistik.

DubLi Properties - Property Orally Pledged to DubLi

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights to the Company.  The Cayman Property Rights, which had a book value of $2,219,138 as of March 31, 2010, were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments.  The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi business associates upon completion of certain performance objectives.

DubLi.com, LLC - Discontinued Businesses

The results of operations and assets and liabilities of DubLi.com, LLC’s subsidiaries were also included in the Company’s consolidated results of operations as reported in the Form 8-K and Form 10-Q based upon their common ownership and historical relationship to CG and its other consolidated subsidiaries. DubLi.com, LLC, which is a holding company, has never directly operated a business and its subsidiaries were sold or their businesses were discontinued in the second quarter of 2009.

The Company and Mr. Hansen had previously expected that the investors in DubLi.com, LLC (the “DubLi.com Investors”) would receive from Zen certain shares of “restricted” Common Stock.  With the acceleration of the Merger closing and Merger restructuring, the DubLi.com Investors were expected to receive from Zen 62,679,116 shares of restricted Common Stock upon the conversion of the Series A Preferred Stock to Common Stock.   Since Zen has not transferred and does not intend to transfer Common Stock to the DubLi.com Investors as previously anticipated, the Company and Zen entered into an agreement, dated May 24, 2010 (the “Post-Merger Agreement”), pursuant to which Zen has returned to the Company 1,129,057 shares of Preferred Stock, which were otherwise convertible into 62,679,116 shares of Common Stock.

Pursuant to the Post-Merger Agreement, Zen has also returned to the Company 12,876 shares of Series A Preferred Stock which were convertible into 714,817 shares of Common Stock (the “Lenox Shares”).  Since Zen had not distributed the Lenox Shares to various employees of Lenox, Zen returned the shares to the Company for future use in the Company’s employee benefit plans.

Accordingly, as of May 24, 2010, the Company had 3,858,067 and 28,621,680 issued and outstanding shares of Series A Preferred Stock and Common Stock, respectively.

The following table sets forth the beneficial ownership of the Common Stock and the Preferred Stock as of May 24, 2010 for each of the Company’s greater than 5% shareholders, directors, named executive officers and by all of the Company’s directors and executive officers as a group.  For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, which rule focuses on the power to vote shares or make investment decisions with respect to such shares, potentially irrespective of any pecuniary interest in such shares.  The information as to the securities beneficially owned by Zen, Mr. Hansen and Mr. Saouma are based upon a Schedule 13D filing received by the Company on May 24, 2010 that has not yet been filed but which has been signed by Mr. Hansen and Mr. Saouma.

Title of Class	Name of Beneficial Owner		Amount and Nature of Beneficial Ownership (1)			Percentage of Class Owned (2)
Series A Convertible Preferred Stock	Zen Holding Group Limited	(3)	3,858,067	(4)		100%
	Michael B. Hansen	(5)	3,858,067	(4)		100%
	Michel Saouma	(6)	3,858,067	(4)		100%

Common Stock	Zen Holding Group Limited		214,178,946	(4	), (7)	88.2%
	Michael B. Hansen**		214,178,946	(4	), (7)	88.2%
	Michel Saouma		214,178,946	(4	), (7)	88.2%
	Joseph Saouma	(8)	—	(9)		*
	Martin A. Berns**	(10)	5,907,511	(11)		20.6%
	Kent L. Holmstoel**	(12)	—			—
	Andreas Kusche**	(13)	—			—
	Alfred Fernandez**	(14)	345,000	(15)		1.4%
	Directors and Executive Officers as a Group		220,496,457			90.8%

*           Indicates less than 1% of outstanding shares beneficially owned.
**           Serves as an executive officer or director of the Company as of May 24, 2010.

(1)           A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from May 24, 2010 upon exercise of options and warrants and upon conversion of convertible securities.  The Series A Preferred Stock is automatically convertible into shares of Common Stock upon our amendment of our Articles of Incorporation to increase the authorized number of shares of Common Stock to 500,000,000 (the “Articles Amendment”).  For purposes of this table, we have assumed that the Articles Amendment will be approved by our shareholders and filed with the Nevada Secretary of State within 60 days of May 24, 2010 and, accordingly, that the holders of the Series A Preferred Stock beneficially own the shares of Common Stock into which the shares of Series A Preferred Stock are convertible. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days from May 24, 2010 have been exercised or converted.

(2)           Applicable percentage ownership is based on 3,858,067 shares of Series A Preferred Stock and 28,621,680 shares of Common Stock outstanding as of May 24, 2010.

(3)           Zen Holding Group Limited’s (“Zen”) address is 197 Main Street, Road Town, Tortola, British Virgin Islands.

(4)           All of the outstanding shares of Preferred Stock are held of record by Zen.  Mr. Hansen and Mr. Saouma have the indirect shared right to vote and make investment decisions with respect to these shares held by Zen pursuant to an oral agreement.  Mr. Hansen and Mr. Souma have a 24%% and 2% pecuniary interest, respectively, in Zen’s assets as of May 24, 2010 and, accordingly, claim a 21.6% and 1.8% pecuniary interest, respectively, in the outstanding shares of our Common Stock as of May 24, 2010 (assuming conversion of the Series A Preferred Stock).  Each of Mr. Hansen and Mr. Saouma disclaim a pecuniary interest in any other shares of Common Stock.  The figures provided do not include the 1,141,933 shares of Series A Preferred Stock returned by Zen to the Company and otherwise representing a 20.70 % beneficial interest in the Company.

(5)           Mr. Hansen’s address is The Palm Jumeirah, P.O. Box 283612, Dubai, U.A.E.

(6)           Mr. Michel Saouma’s address is Amine Gemayelstreet 226, Beirut, Achrafieh, Lebanon.

(7)           Includes 214,178,946 shares issuable upon the conversion of the Series A Preferred Stock at the conversion ratio of 55.514574 shares of Common Stock for each share of Series A Preferred Stock.

(8)           Mr. Joseph Saouma’s address is Amine Gemayelstreet 226, Beirut, Achrafieh, Lebanon.  Mr. Joseph Saouma is the father of Mr. Michel Saouma.

(9)           Although Mr. Joseph Saouma does not beneficially own any shares of Series A Preferred Stock or Common Stock of the Company, he has a 21.39% pecuniary interest in Zen’s assets as of May 24, 2010 and, accordingly, claims a 19.39% pecuniary interest in the outstanding shares of our Common Stock as of May 24, 2010 (assuming conversion of the Preferred Stock).  Mr. Joseph Saouma disclaims a pecuniary interest in any other shares of Common Stock.

(10)           Mr. Martin A. Bern’s address is 2936 Via Napoli, Deerlield Beach, FL 33442.

(11)           Assuming that the Series A Preferred Stock was converted to Common Stock as of May 24, 2010, Mr. Berns’ percentage beneficial ownership would decrease to 2.4%.

(12)           Mr. Kent L. Holmstoel’s address is Urbanización Haza del Algarrobo 32, Carretera de Mijas, 2,2 km, 29639 Mijas Costa, Malaga, Spain.

(13)           Mr. Kusche’s address is Wisbyer Stasse 10B, 10439 Berlin, Germany.

(14)           Mr. Alfred Fernandez’s address is 18775 SW 27th Ct., Miramar, Florida 33029

(15)           Assuming that the Series A Preferred Stock was converted to Common Stock as of May 24, 2010, Mr. Fernandez’s percentage beneficial ownership would decrease to less than one percent.

See the section below entitled “Beneficial Ownership” for more information regarding the beneficial ownership of the Company’s equity securities.

Outstanding Post-Merger Adjustments

Amendment of Certificate of Designation

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and a review of the transfer agent records, it came to the Company’s attention that the number of shares of the Company’s Common Stock outstanding prior to the Merger was understated by a total of 439,878 (the “Additional Common Stock”), comprised of 500,000 shares purchased by a shareholder in July 2007 (although the certificate was not issued until January 2010) offset by an accounting error in connection with the net exercise of warrants involving approximately 60,000 shares.  In light of this understatement, as of May 24, 2010 the Company amended the Certificate of Designation setting forth the terms of the Preferred Stock (the “Adjustment Amendment”).  In the Adjustment Amendment, the Conversion Ratio was increased from 54.7229736 to 55.514574 to permit the holders of the Preferred Stock to maintain their expected percentage ownership after taking into account the Additional Common Stock.

Tender Offer for Outstanding DubLi Interests

As soon as reasonably practicable the Company intends to commence a tender offer (the “Tender Offer”) to purchase from the DubLi.com Investors all of their right, title and interest in DubLi.com, LLC.  The Company anticipates seeking to register with the U.S. Securities and Exchange Commission (“SEC”) an aggregate of 62,679,116 shares of the Company’s Common Stock for the Outstanding DubLi Interest (the “Tender Rate”), which offer is expected to be contingent upon at least 80% of the Outstanding DubLi Interests being tendered.  Since the commencement of the Tender Offer is contingent upon the Company filing a Registration Statement (the “Tender Registration Statement”) with the SEC and the Tender Registration Statement being declared effective by the SEC, the Company is seeking to file the Registration Statement with the SEC by July 15, 2010.

The Company would like to acquire the Outstanding DubLi Interest in order to provide the DubLi.com, LLC Investors a significant ownership interest in the Company.  Virtually all of the DubLi.com, LLC Investors are former business associates of DubLi.com, LLC and current business associates of DubLi Network, Ltd.  Notwithstanding the financial failure of DubLi.com, LLC’s discontinued, standard on-line auction business, the Company believes that the DubLi.com, LLC business associates assisted the Company build brand awareness for the DubLi.com trade name and, consistent with many of their expectations, would like them to have a significant ownership interest in the entity which owns and is further developing the DubLi.com brand.  See “Part II, Item 1A - Risk Factors - The DubLi.com investors may not agree to participate in the Tender Offer” for a description of certain risks related to the proposed Tender Offer.

Registration of Zen’s Proposed Distribution of Common Stock

Pursuant to the Post-Merger Agreement, the Company has agreed with Zen to register Zen’s proposed distribution of the Company’s Common Stock to Zen’s beneficial holders with the SEC. The Company and Zen have agreed to seek to have the subject registration statement declared effective at such time as the Company is seeking to complete the Tender Offer described above so that the DubLi.com, LLC Investors and the current beneficial owners of Zen all receive registered Common Stock at about the same time.

Beneficial Ownership

As of October 19, 2009 (the "Merger Date”), the Company had 5,000,000 shares of Preferred Stock issued and outstanding, all of which were held of record by Zen.  Mr. Michael Hansen and Mr. Michel Saouma indirectly control Zen pursuant to an oral agreement.  As of the Merger Date, Zen was held of record by two shareholders: MBD Investment Limited, a British Virgin Islands company ("MBD"), which held 50% of the stock Zen, and Sara Alpha Limited, a British Virgin Islands Company ("Saouma Nominee"), which held 50% stock of Zen as a trustee for Michel Saouma.  Sara Alpha shall also serve as the sole record holder of MBD pursuant to the terms of a trust agreement with Mr. Hansen.

Notwithstanding Zen's record ownership as of the Merger Date and each of Mr. Hansen’s and Mr. Michel Saouma’s power to direct the voting and investment of the Company’s equity securities held by Zen, each of MBD and the Saouma Nominee had previously transferred certain pecuniary interests in Zen to various third parties (the “Pre-Merger Zen Shareholders”).

In connection with the Company’s acquisition of MSC, Inc. on October 29, 2009, each of MBD and the Saouma Nominee agreed to transfer to MSC, Inc. a pecuniary interest in Zen that was equivalent to a 2.0% pecuniary interest in the Company as of October 29, 2009.

As previously described, on May 24, 2010 Zen returned to the Company an aggregate of 1,141,933 shares of Preferred Stock pursuant to the Adjustment Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Introductory Note
Caution Concerning Forward-Looking Statements

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, contains forward-looking statements that involve risks and uncertainties.  The issuer’s actual results could differ significantly from those discussed herein.  These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q.  The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	our inability to establish a maintain a large growing base of business associates;

•	our inability to develop brand awareness for our online auctions;

•	our failure to maintain the competitive bidding environment for our online auctions;

•	our failure to adapt to technological change;

•	an assertion by a regulatory agency that one ore more of our auctions constitute some form of “gaming” or a “lottery”;

•	increased competition;

•	increased operating costs;

•	changes in legislation applicable to our business.

•	our failure to improve our internal controls.

See also the risks discussed in under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission.

However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this 10-Q. We do not undertake to update any forward-looking statement, except as required by law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months and six months ended March 31, 2010 compared to the three months and six months ended March 31, 2009; and (ii) our financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-Q.

MediaNet Group Technologies, Inc. (“MediaNet Group” or the “Company”) through its wholly owned subsidiaries, is a global marketing company that sells high end branded merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  As of March 31, 2010, our online auctions were conducted in Europe, North America, Australia and New Zealand and we had a large network of independent business associates that sold “credits”, or the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  These auctions are designed to offer consumers real savings on these high end goods.  The Company, through its BSP Rewards subsidiary, also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

Online Auctions

The DubLi.com auctions are designed to provide consumers with the ability to obtain high quality goods at discounts to retail prices through a fun and convenient shopping portal.  These auctions offer only high quality inventory (brand new, newest model, full warranty) from the world’s leading manufacturers.

In order to participate in and make bids in any the DubLi.com online auctions, consumers must purchase Credits.  Each Credit costs US$0.80 (EUR 0.50) and entitles the consumer to one bid in one auction.  Discounts are available on the purchase of a substantial volume of Credits at one time.  Credits can be purchased directly from DubLi or from one of DubLi’s business associates.  Accordingly, we generate revenue from the DubLi.com auctions both on the sale of Credits and on the sale of products to the ultimate auction winners.

DubLi has two types of auctions which it operates on separate platforms for Europe and for North America (United States, Mexico, Puerto Rico, Canada): Xpress and Unique Bid.

In an Xpress auctions, the product up for auction is displayed with a starting price, which is the lowest available retail price (the “Starting Price”). Each time a person makes a bid (which costs him or her one Credit), the Starting Price is decreased by US$0.25 (EUR 0.20) and the reduced price becomes visible to the person making a bid and to no other person.  The bidder can choose to purchase the item at the reduced price so shown or can opt to wait in the hopes that others will make bids and drive down the price.  The actual purchase price is always less than the Starting Price and is often a substantial discount to the Starting Price.

In an Unique Bid auction, the auction is scheduled with a definitive start and end time.  At any time prior to the auction end time, persons can make bids (one bid for one Credit) on the price at which it would purchase the product. Bids must be made in US$0.25 increments. The person who has placed the lowest unique bid (i.e. no other person has bid the same US$0.25 incremental amount) is entitled to purchase the product at such bid price.

In both styles of auctions, there are generally a high number of bidders and most bidders place more than one bid.  Accordingly, between the sale of the product and Credits, DubLi often realizes more than the price which it paid for an item. Substantially all items sold by DubLi in the online auctions are purchased by DubLi on the open market at market price without any discount, although in the future DubLi may seek to work with wholesalers or retailers to purchase items for less than they can be purchased by the average customer.

Credits are sold to consumers directly by DubLi, through our network of business associates, or through the Partner Program (described below).  As of March 31, 2010, approximately 94% of our Credit sales are made through our network of business associates and, accordingly, we are dependent on our business associates for a significant portion of our sales.  As of March 31, 2010, we had business associates located in over 100 countries.  Business associates are incentivized to locate and sponsor new business associates (“Downstream Associates”) and establish their own sales organization.

Business associates earn commissions on:

•	the sale of Credits by the subject business associate directly to retail consumers (“Affiliated Consumers”) who are signed up by such business associate (“Retail Commissions”);

•	the sale of Credits by Downstream Associates sponsored by the subject business associate or such business associate’s Downstream Associates (“Organizational Commission”).

To earn Retail Commissions, a business associate must purchase Credits from DubLi and resell such Credits to its Affiliated Consumers.  Credits are sold to business associates by DubLi at the same price offered to retail consumers.  When an Affiliated Consumer places an order for Credits, the Credits are automatically deducted from the subject Business Associate’s account and transferred to the Affiliated Consumer’s account, and the Business Associate is eligible to earn Retail Commission.  If a Business Associate does not have sufficient Credits in his account to cover an order by an Affiliated Consumer, DubLi will supply the balance of Credits to fill the order, but the business associate will not be eligible to earn commissions on the Credits supplied by DubLi.  The amount of the Retail Commissions earned by a business associate varies from 5-25% based on the total Credits purchased by the business associate over a consecutive twelve-month period.

To become a business associate, an applicant must register with DubLi by filling out an online Business Associate Application and Agreement and purchase an e-Biz kit for US $175.00. The e-Biz kit is the only purchase required to become a business associate.

DubLi also offers a partner package and program (the “Partner Program”) to companies, associations, affinity groups and non-profit organizations (which it refers to as a “white label solution”). Using the Partner Program, these groups can, through DubLi, open and utilize an auction portal open to their members. Each partner earns a thirty percent (30%) commission on all Credits sold to such Partner’s members through their portal. Using the Partner Program gives participating organizations a professional web presence, access to products offered on the auction portal through DubLi, and the use of DubLi to complete all customer purchase processes. DubLi provides a variety of ready-made templates that can be customized to the individual requirements of any organization, including the use of the organization’s URL. The Company receives the remaining 70% of the of the sales proceeds from which it pays all related costs and expenses.

BSP Rewards

BSP Rewards provides private branded loyalty and rewards programs designed as a shopping service through which members receive rebates (rewards points) on purchases of products and services from participating merchants in our Internet mall platform.  These rewards act as a common currency that may be accumulated and used to make purchases of gift cards or donations to a charity.  The rewards can additional be loaded onto a debit MasterCard and used towards additional purchases from any participating merchant in the program. Additionally, once the loyalty points are loaded on the MasterCard, the consumer can utilize this debit card at any merchant where the debit MasterCard is accepted.

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

DubLi uses the BSP Shopping Mall in combination with its auction sites.

We are also in the process of developing a new platform of websites to better provide DubLi.com shoppers with an enjoyable experience. The new platform is expected to provide DubLi.com shoppers website displays that, among other things: facilitate a shoppers’ monitoring and participation in Xpress Auctions and Unique Bid Auctions simultaneously; provide shoppers with expanded merchandise search capabilities; and provides shoppers with expanded capabilities to monitor auctions.

We are also contemporaneously seeking to expand our service offering to a wide range of entertainment products and services via streaming content downloads (i.e. music, movies, television and radio).

Working from the “Cinch” technology we acquired from MSC, Inc. doing business as Lariat in October 2009, we intend to offer users a fast and convenient method of locating and enjoying entertainment content readily available on the Internet, free of charge.  We hope that Cinch will expand DubLi.com's relationship with its shoppers and thereby assist us to better identify our shopper’s needs and shopping habits.

MediaNet is targeting to launch its new websites and Cinch in the third quarter of 2010.  See “Risk Factors.”

Our Industry

The Company provides a variety of shopping alternatives for which the industry is segmented and diverse.  MediaNet Group’s service offering emphasize bringing pricing value to consumers in a format that is unusual within the current ecommerce environment. While the industry consists of many companies and organizations that provide shopping, loyalty and rewards in various means and fashions, few offer a complete package. There are many other similar businesses; however, most others do not include many of the features and benefits that MediaNet Group does. It requires significant time and resources to develop a mature, flexible, broad-based platform and to attract and market the program to a wide variety of business segments. We believe our various businesses have and will generally continue to benefit from the growing popularity of online shopping versus traditional brick and mortar shopping.

Competition

MediaNet Group believes that there are a number of companies engaging in reverse auctions. However, it does not believe that any of these companies present significant competition to DubLi. The Company believes that its DubLi online auction business has been able to distinguish itself from other competitors based upon its advanced, customer friendly technology multi-level marketing strategy, local marketing knowledge through the DubLi Network sales force,  and its exclusive focus on high quality inventory (brand new, newest model, full warranty) from the world’s leading manufacturers.

The BSP Rewards services offer private branded web mall program for companies, organizations and associations with features that include, but is not limited to, their logo and corporate image, cross links between the mall and their own corporate websites where the end user associates the mall with the host brand. Our competition includes other established loyalty/rewards companies, service providers that aggregate affiliate network merchants and existing web portals. While some competitors offer a private branded rewards program, most do not offer all of the features as BSP, including our redemption option through a stored value MasterCard, cross marketing applications and customer communications. BSP intends to compete on the basis of pricing and speed to market, ease of use, our platform and the number of features available in our proprietary BSP Rewards application.

Our customers

DubLi’s customers are derived primarily from three sources, consumers from the general public who are interested in the DubLi auction formats, consumers signed up by business associates and consumers introduced to the DubLi auctions through our Partner Program. . Sometimes there is overlap among the three categories. Our customers are based all over the world including Europe and North America. We believe that our ability to attract potential buyers to our website is based upon the quality of our merchandise and our focus on word-of-mouth advertising. Our business strategy was designed based on the concept that by rewarding people for their recommendation through referral based commissions, we could potentially attract a large numbers of customers from around the world to our auction portal.

BSP’s business to business model enables customers from each of its private branded malls to participate in the rewards malls.  These customer members are either employees from the sponsor of the private branded mall, debit card customers, representatives of network marketing programs and a variety of other membership bases.

Results of Operations

The following table sets forth certain of our results of operations for the periods indicated.

	For the three months		Percent	For the six months		Percent
	ended March 31,		Change	ended March 31,		Change
	2010	2009		2010	2009

Revenues	7,030,213	4,999,126	41%	14,520,401	8,187,410	77%
Direct cost of revenues	4,364,647	3,040,577	44%	9,422,196	5,257,094	79%
Gross Profit	2,665,566	1,958,549	36%	5,098,205	2,930,317	74%
Operating Expenses	1,392,484	1,353,720	3%	2,857,758	2,439,584	17%
Income (loss) from operations	1,273,083	604,829	110%	2,240,447	490,733	357%
Interest income (expense) -net	5,506	3,437	60%	7,002	3,437	104%
Provision for income taxes	430,976	-		939,976	-
Gain from sale of subsidiary	-	74,990		-	74,990
Foreign currency translation adjustment	(40,426)	-		(87,303)	-
Comprehensive income	796,174	676,382	18%	1,206,166	562,286	115%

Revenues

We had revenues of $7,030,213 for the three months ended March 31, 2010, an increase of $2,031,087, or 41%, as compared to $4,999,126 in the same period ended March 31, 2009. In the six months ended March 31, 2010, we had net revenues of $14,520,401, an increase of $6,332,991, or 77%, as compared to $8,187,410 in the same period ended March 31, 2009.

Revenue increases occurred in both the sales of products and sales of Credits. The increase in Credits sold was due to our overall domestic and foreign business expansion resulting from our addition of new business associates and increased productivity from existing associates between March 31, 2009 and March 31, 2010 as well as certain new promotions.

Direct Cost of Revenues

Direct Cost of Revenues primarily includes the cost of acquiring products to sell in our online auctions, website operation costs and business associate commission expenses. During the three months ended March 31, 2010, we had direct cost of revenues of $4,364,647, or 62% of revenues, versus direct cost of revenues of $3,040,577, or 61% of revenues in the same period in 2009.  During the six months ended March 31, 2010, we had direct cost of revenues of $9,422,196, or 65% of revenues, compared to direct cost of revenues of $5,257,094, or 64%, of revenues in the same period in 2009. This 44% and 77% respective increase is consistent with and primarily attributable to our increase in revenues. In addition, increased incentives earned by our business associates contributed to the increase in direct cost of revenues.

Gross profit

We had gross profit of $2,665,566 and $1,958,549 for three months ended March 31, 2010 and March 31, 2009, respectively.  Gross profit margin was relatively consistent at 38% and 39% for the three months ended March 31, 2010 and March 31, 2009, respectively.

We had gross profit of $5,098,205 and $2,930,317 for the six months ended March 31, 2010 and March 31, 2009, respectively.  Gross profit margin was 35% and 36% for the six months ended March 31, 2010 and March 31, 2009, respectively.

Operating Expenses

 Operating expenses for the three months ended March 31, 2010 were $1,392,484, or 20% of revenues, compared to operating expenses of $1,353,720, or 27% of revenues, for the same period ended March 31, 2009. Operating expenses for the six months ended March 31, 2010 were $2,857,758, or 20% of revenues, compared to operating expenses of $2,439,584, or 30% of revenues, for the same period ended March 31, 2009. The increase in operating expenses during the three and six months ended March 31, 2010 was attributable to increases in our advertising and marketing expenses and increases in administrative expenses resulting from planned improvements to our operations.

Comprehensive Income

We had a comprehensive income of $796,174 or 11% of revenues for the three month period ended March 31, 2010 compared to comprehensive income of $676,382 or 14% of revenues for the same period ended March 31, 2009. Our comprehensive income is a function of revenues, cost of sales and other expenses and foreign currency translation adjustment as described above. The increase in comprehensive income in 2010 was due primarily to the increase in revenues less a provision for income taxes and foreign currency translation adjustment. Earnings per share in the three month period ended March 31, 2010 were $0.03 per basic and $0.00 per fully diluted share based on basic weighted average number of shares outstanding during the period of 28,484,206 and fully diluted weighted average number of shares of 339,037,717 compared to earnings per basic share of $0.03 and $0.03 per fully diluted share in the three months ended March 31, 2009 on the basic and fully diluted weighted average number of shares outstanding of 20,674,802.

We had a comprehensive income of $1,206,166 or 8% of revenues for the six month period ended March 31, 2010 compared to a $562,286 or 7% of revenues for the same period ended March 31, 2009. Earnings per share for continuing operations in the six month period ended March 31, 2010 were $0.05 per basic and $0.00 per diluted share based on the basic weighted average number of shares outstanding during the period of 28,484,206 and fully diluted shares of 277,167,462 compared to earnings per basic share of $0.02 and $0.02 per fully diluted shares in the six months ended March 31, 2009 on the basic and fully diluted weighted average number of shares outstanding of 20,674,802.

Liquidity and Capital Resources

General

As of March 31, 2010, we had cash and cash equivalents of $2,162,101.  We also had $1,463,491 of restricted cash.  Restricted cash is cash maintained by our credit card processors on sales processed by them to secure against their financial risk.  Our current agreement with the processors permits them to maintain a 20% reserve or holdback for six months on each sale processed by them.

Our principal use of cash in our operating activities has historically been for inventory and for selling and general and administrative expenses.  Our principal source of liquidity has historically been from operating activities. Our cash flow has improved during the six months ended March 31, 2010 as a result of our increase in sales of Credits and products.

Operating Activities

Cash flows provided by operating activities during the six months ended March 31, 2010 were $12,196, compared to cash flows provided by operating activities of $742,211 during the six months ended March 31, 2009. Significant items reducing cash flows from operations for the six months ended March 31, 2010 include increases in restricted cash of $741,261; accounts receivable of $392,980; inventory, prepaid expenses and deposits of $833,542 and reduction in accounts payable and accrued expenses of $1,129,152.  Items increasing cash flows from operations include significant increases in deferred revenue of 1,081,194 and other accruals of $906,228.

Investing and Financing Activities

Cash flows (used) in investing activities were $1,040,812 and $1,519 for the six months ended March 31, 2010 and 2009, respectively, due primarily to the purchase of a software license and office equipment.

Cash flows provided by financing activities was $691,479 and $194,985 for the six months ended March 31, 2010, and 2009, respectively, from proceeds of warrant redemptions and sales of common stock

Demand for the products and services will be dependent on, among other things, market acceptance of our products, traffic to our websites, and general economic conditions. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of Credits and continued demand at our auction portals.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We strive to provide high quality products to our customers. We plan to strengthen our position in existing and new markets. We also plan to expand our operations through aggressively marketing our products and our concept.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of March 31, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to Company, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Chief Executive Officer and Chief Financial Officer further concluded that the disclosure controls and procedures were not effective as of the following prior periods: Nine Months ended September 30,2009; Three months ended December 31, 2009 and; Six Months Ended March 31, 2010

More specifically, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to:

(i)           our understatement of our outstanding number of shares from July 2007 until December 31, 2009 by approximately 500,000 shares;

(ii)           our failure to indicate on our balance sheet for the periods from inception until December 31, 2009 that we had any authorized preferred stock;

(iii)           our failure to accurately identify in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 and our Current Report on Form 8-K regarding the Merger, filed on October 23, 2009 and amended on February 4, 2010, that certain direct and indirect subsidiaries of CG planned to be included in the Merger had yet to be actually acquired by CG;

(iv)           inadequate accounting personnel;

(v)           delays in the post-Merger integration of the Company’s and CG’s administrative, accounting and reporting systems and procedures; and

(vi)           delays in the post-Merger integration and implantation of an effective system of internal control that governs the combined entities.

Remediation Steps to Address Material Weakness:

To address the identified material weakness discussed above, we are in the process of enhancing our internal control processes.  To date, we have:

(i)           engaged a new law firm to assist us in improving our securities law compliance and SEC reporting;

(ii)           engaged a firm of ERP system consultants to assist with the integration of the merged companies’ accounting and reporting systems into a single automated system;

(iii)           hired a new Chief Technical Officer;

(iv)           commenced a process to engage a new Chief Financial Officer, for which we have identified one highly qualified candidate, who is currently assisting the Company with these remediation steps in a consultant capacity.

(v)           commenced a reorganization of our accounting and administrative staff designed to improve workflow and enhance internal controls.

We will soon begin the documentation and testing of a revised system of internal controls over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act and in preparation for an attestation report by our registered public accounting firm regarding internal control over financial reporting for the year ending September 30, 2010.

Other than as set forth above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding. From time to time, we may be involved in a variety of claims, suits, investigations, and proceedings arising from the ordinary course of our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations, or cash flows in a particular period.

ITEM 1A. RISK FACTORS

RISK FACTORS

Risks Related to Our Operations

Our success is dependent on our ability to establish and maintain a large and growing base of business associates.

Approximately 96% of our auction Credit sales are made through our network of business associates and, accordingly, we are dependent on our business associates for a significant portion of our sales. To increase our revenue, we must increase the number of and/or the productivity of our business associates.  Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of business associates.  Our operating results could be harmed if our existing and new business opportunities do not generate sufficient interest to retain existing business associates and attract new business associates.

The primary way we recruit new business associates is through a multi-level marketing strategy.  The success of a multi-level marketing force is highly dependent upon our ability to offer a commission structure and sales incentive program that enables our business associates to recruit and develop other business associates to create an organization.  To compete with other multi-level marketing organizations, we may be required to increase our marketing costs through increases in commissions, sales incentives or other features, any of which could adversely impact our future earnings.

There is a high rate of turnover among business associates, which is a characteristic of the network marketing business. The loss of a significant number of business associates for any reason could negatively impact sales of Credits and could impair our ability to attract new business associates. In addition, the level of confidence of the business associates in our ability to perform is an important factor in maintaining and growing our business associate network.  Adverse publicity or financial developments concerning the Company, could adversely affect our ability to maintain the confidence of our business associates.

Our business associates may not comply with our policies and procedures.

Our business associates are independent contractors and, accordingly, we are not in a position to directly provide the same direction, motivation and oversight as we would if the business associates were employed by the Company. As a result, there can be no assurance that our business associates will participate in our marketing strategies or plans or comply with our Business Associate Policies and Procedures and Terms and Conditions.

Extensive federal, state and local laws regulate our business and network marketing program. Because we conduct operations in foreign countries, our policies and procedures for our business associates differ due to the different legal requirements of each country in which we do business. While we have implemented business associate policies and procedures designed to govern business associate conduct and to protect the goodwill associated with our trademarks and trade names, it can be difficult to enforce these policies and procedures because of the large number of business associates and their independent status. Violations by our independent business associates of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent business associates.

We may not be successful in developing brand awareness, which is critical to our business.

We believe that brand recognition is critical to our business. Development and awareness of our brand will depend largely on our ability to increase our business associate network and customer base. If business associates and consumers do not perceive us as offering an entertaining and/or efficient way to purchase merchandise, we may be unsuccessful in promoting and maintaining our brand. To promote our brand, we expect to continue to recruit new business associates, incent existing business associates and to increase our marketing and advertising budgets. Since a significant percentage of our cost of sales is the commissions paid to our business associates, we anticipate that, relative to some of our competitors, a smaller percentage of our gross revenue will be available for marketing or promotional activities.  Failure to successfully promote our brand in a cost effective manner could significantly harm our business and financial condition.

We may not be able to maintain the competitive bidding environment critical to our business model.

Our business model relies upon our generation of a competitive bidding environment involving numerous active bidders.  If we are unable to maintain such an environment for any reason, we anticipate that our revenue associated activities other than actually purchasing merchandise (i.e., viewing prices on Xpress auction and submitting bids on Unique Bid auction) would generally decrease and, as a result, the price discount realized on purchased merchandise would also generally decrease.  We believe our success depends in part on our ability to offer merchandise that enjoys wide demand by consumers. Consumers’ tastes are subject to frequent, significant and sometimes unpredictable changes. If the merchandise we offer for sale fails to generate brand consumer interest, our revenues and gross margins could be negatively impacted.  Any reduction in the price discounts actually realized by auction participants might further discourage an active bidding environment.

We may not be successful in procuring and auctioning merchandise in a manner that generates positive gross margins.

We currently purchase a considerable amount of merchandise to be sold in our auctions, and in doing so assume the inventory and price risks of this merchandise. These risks are especially significant because most of the merchandise we sell is subject to rapid technological change, obsolescence and price erosion. Our success will depend in part on our ability to sell such inventory rapidly through our websites. We also rely heavily on the ability of our staff to purchase inventory at attractive prices relative to resale value.

Due to the inherently unpredictable nature of our auction style format, it is impossible for us to determine with certainty whether the revenue we generate in connection with each sale item will exceed the price we pay for the item.  Further, because the ultimate sales prices for the merchandise sold in our auctions generally are lower than the acquisition costs for the merchandise, we cannot be certain that we will sell enough Credits to achieve positive gross margins on any given sale. If we are unable to sell our purchased inventory rapidly, if our staff fails to purchase inventory at attractive prices relative to resale value at auction, or if we fail to predict with accuracy the resale prices and Credits purchased for our purchased merchandise, we may sell our inventory at a negative gross margin which would negatively impact our profitability.

We may not be able to sustain or grow our business unless we keep up with rapid technology changes.

The Internet and electronic commerce industries are characterized by:

•	changes in consumer demands;

•	frequent introductions of new services or products that embody new technologies.

•	rapidly changing technology; and

•	evolving industry standards and practices that could render our websites and proprietary technology obsolete.

Our future performance may depend, in part, on our ability to develop, license and/or acquire leading technologies, enhance our existing services and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Developing websites and other proprietary technology involves significant technological and business risks. We also cannot assure you that we will be able to successfully use new technologies or adapt our websites and proprietary technology to emerging industry standards. We may not be able to remain competitive or sustain growth if we do not adapt to changing market conditions or customer requirements.

Customer complaints, negative publicity or our security measures could diminish use of our services.

Customer complaints, negative publicity or poor customer service, which is fairly common with any network marketing or Internet related business, could severely diminish consumer confidence in and use of our services. If we fail to consistently deliver high quality inventory (brand new, newest model, full warranty, from the world’s leading manufacturers, or if there are rumors, articles, reviews or blogs that indicate or suggest that we have failed to consistently deliver such merchandise, customer participation in our auctions could decrease.  Similarly, measures we sometimes take to combat risks of fraud and breaches of privacy and security have the potential to damage relations with our customers or decrease activity on our sites by making our sites more difficult to use or restricting the activities of certain users. Negative publicity about, or negative experiences with, customer support for any of our businesses could cause our reputation to suffer or affect consumer confidence in our brands as a whole.

System failures could harm our business.

We have experienced short system failures from time to time, and any interruption in the availability of our websites will reduce our current revenues and profits, could harm our future revenues and profits, and could subject us to regulatory scrutiny. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences through worldwide redundant servers, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. We do not carry business interruption insurance sufficient to compensate us for losses that may result from interruptions in our service as a result of system failures.

Any interruptions in Internet service could harm our business.

Our customers rely on access to the Internet to access our products and services. Interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenue and growth.

The success of our services also depends largely on the continued availability of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” malware and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage generally as well as the level of usage of our services.

We face risks in connection with our relationships with our credit card processors.

We currently have agreements in place with one credit card processor in each of the United States and Europe who process credit card transactions completed on our websites.  Pursuant to the current terms and conditions of these agreements, the processors are permitted to maintain a 20% reserve or holdback for six months on each sale processed by them. Holdbacks are the portion of the revenue from a credit card transaction that is held in reserve by the credit card processor to cover possible disputed charges, chargeback fees, and other expenses. In the event a credit card processor declares bankruptcy, encounters financial difficulties, refuses or fails to honor its contract with us for any reason or ceases operations, there can be no assurance that we would be able to access funds due to us on a timely basis, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In addition, from time to time, these processors may increase the amount that they keep in reserve as holdbacks. Although we are entitled to receive any remaining holdback amount after a designated period of time, any increase in the holdback percentage would result in a delay in our receiving the full proceeds from the sales of products and Credits.  This would adversely affect our cash flow and financial condition.

Our ability to successful develop website enhancements and new service offerings are a significant component of our business strategy.

We are in the process of developing a new platform of websites to better provide DubLi.com shoppers with an enjoyable experience.  We are also contemporaneously seeking to expand our service offering to a wide range of entertainment products and services via streaming content downloads.  Our ability to succeed in these new offerings may require significant resources and management attention.  The success of new and enhanced offering introductions depend on several factors, including our ability to develop and complete these offerings in a timely manner, successfully promote the offerings, manage the risks associated with the offerings, make sufficient resources available to support them, secure appropriate intellectual property rights and address any quality or other defects in the early stages of introduction.  Despite the allocation of resources, there are no assurances that the new offerings will be successfully developed or accepted by our customers.

We may not be able to compete successfully.

The electronic commerce marketplace is rapidly evolving and intensely competitive, and we expect competition to intensify in the future.  We compete with a variety of other companies based upon  on the type of merchandise and the sales format they offer to customers. These competitors include, but are not limited to:

•	online bidding fee auction websites such as Swoopo, Beezid and Zapadeal;

•	various standard, online auction websites such as eBay.com, Bidz.com and uBid.com; and

•	a number of e-commerce companies focused primarily on excess and overstock products with fixed price formats, including Amazon.com, Overstock.com, Shopping.com, eCost.com, and SmartBargains.com.

We believe our ability to effectively compete is contingent upon our ability to make customers aware of our service offering, provide an enjoyable shopping experience and provide customers with an opportunity to purchase high quality merchandise at a potential, significant discount to prevailing market prices.

Many of our potential competitors have significantly greater brand awareness and greater financial, marketing, customer support, technical and other resources than we have.  These competitors, especially competitors with good brand recognition, could develop online auctions that are similar to our online auctions.  We believe that there are only a limited number or factors that restrict or discourage competitors from seeking to directly compete with us.

Competitors may be able to secure merchandise from suppliers on more favorable terms than we are able to. They may also be able to respond more quickly to changes in customer preferences or devote greater resources to developing and promoting their merchandise. Some of our current and potential competitors have established or may establish cooperative relationships among themselves or directly with suppliers to obtain exclusive or semi-exclusive sources of merchandise.

We may fail to compete successfully against current and future competitors. Increased competition could reduce our revenues, operating margins and/or diminish the value of our brand.

Our auctions may be subject to regulation as a form of gaming in certain jurisdictions.

Although the Company had sought to structure all of its auctions so that they are not regulated as a form of “gaming” or a “lottery”, there can be no assurances that the regulatory authorities of any country, state, county or municipality will not assert the view that the Company’s Unique Bid auctions constitute some form of “gaming” or a “lottery”, subject to regulation and/or prohibited by such regulatory entity.  The laws, regulations and case law defining and governing “gaming” and “lotteries”, especially in the context of electronic commerce, are generally regarded as an “emerging” area of the law, apparently subject to less than certain and often divergent interpretations, vary from jurisdiction to jurisdiction, and are subject to varying levels of enforcement.  Given the regulatory landscape, the Company risks violating the laws of a particular country, state, county or municipality, even in those jurisdictions where it believes it has conducted considerable legal research and/or secured an independent legal opinion.  In certain instances, the Company has sought to limit its activities and its business associates’ activities in such jurisdictions.  If the Unique Auction were deemed to be a form of gambling or lottery or otherwise subject to regulation, the Company could be potentially subject In addition, even if the Company believed it was not properly subject to such regulations, it might be compelled or deem it in the best interest of the Company to suspend future auctions in the subject jurisdiction

Current and future laws could affect our auctions business.

Numerous states and foreign jurisdictions have regulations governing the conduct of traditional “auctions” and the liability of traditional “auctioneers” in conducting auctions. These types of regulations may become applicable to online auction sites. We are aware that several states and some foreign jurisdictions have attempted to impose such regulations on other companies operating online auction sites or on the users of those sites. Attempted enforcement of these laws appears to be increasing and such attempted enforcements could harm our business.  In addition, some states have laws or regulations that do expressly apply to online auction site services. We may incur costs in complying with these laws. We may, from time to time, be required to make changes in our business that may increase our costs, reduce our revenues, and cause us to prohibit the listing of some items in certain locations, or make other changes that may adversely affect our auctions business.

Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets.

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, even in jurisdictions where we believe that our network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

New and existing regulations could harm our business.

We are subject to foreign and domestic laws regulating the conduct of business on and off the Internet. It is not always clear how existing laws governing issues such as gaming, multi-level marketing, wire transfers, property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, and personal privacy apply to online businesses such as ours. The majority of these laws were adopted prior to the advent of the Internet and electronic commerce and, as a result, do not contemplate or address the unique issues of the Internet and electronic commerce. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. Furthermore, as our activities and the types of goods and services listed on our websites expand regulatory agencies or courts may claim or hold that we or our users are subject to licensure or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles).

As we expand and localize our international activities, we become obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. Laws regulating Internet and ecommerce companies outside of the U.S. may be less favorable than those in the U.S., giving greater rights to consumers, competitors or users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services.

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.

Although we have all-risk property insurance for our operating properties covering damage caused by a casualty loss (such as fire, natural disasters or certain acts of terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be less than the expected full replacement cost of rebuilding the facilities if there were a total loss. Our level of insurance coverage may be inadequate to cover all possible losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, loss of income due to cancellation of room reservations or conventions due to fear of terrorism, or damage resulting from deterioration or corrosion, insects or animals and pollution, might not be covered under our policies. Therefore, certain acts and events could expose us to substantial uninsured losses. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of these events or be subject to claims by third parties who were injured or harmed. While we carry general liability insurance we do not carry business interruption insurance, this insurance may not continue to be available on commercially reasonable terms and, in any event, may not be adequate to cover all losses.

We are exposed to fluctuations in currency exchange rates and interest rates.

Because more than 40% of our revenue is generated in currencies other than the U.S. dollar but we report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased net revenues and net income.  We are also subject to currency exchange risks in connection with our purchase and sale of dollars and Euros in the ordinary course of our business to meet our obligations to our business associates and other creditors.

There are many risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Germany and Australia, is critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately xx% of our net revenues in both fiscal year 2009 and the first six months of 2010. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local laws, cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our traditional auction business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations.

As we continue to expand internationally, including through the expansion our auction site and rewards mall platforms, we are increasingly subject to risks of doing business internationally, including the following:

•	strong local competitors;

•
regulatory requirements, including regulation of Internet services, communications, auctioneering, professional selling, distance selling, privacy and data protection, banking, and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product changes, require special licensure, subject us to various taxes, penalties or audits, or limit the transfer of information between us and our affiliates;

•	cultural ambivalence towards, or non-acceptance of, online trading;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks, and electronic fund transfer systems or with the local telecommunications infrastructure;

•	differing levels of retail distribution, shipping, communications, and Internet infrastructures;

•	difficulties in staffing and managing foreign operations;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	different and more stringent user protection, data protection, privacy and other laws;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political, economic or military conditions;

•	challenges associated with maintaining relationships with local law enforcement and related agencies; and

•	differing intellectual property laws.

Some of these factors may cause our international costs of doing business to exceed our comparable domestic costs. As we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable, repatriating money without adverse tax consequences, and risks relating to foreign currency exchange rate fluctuations. The impact of currency exchange rate fluctuations is discussed in more detail under the caption “We are exposed to fluctuations in currency exchange rates and interest rates,” above.

We conduct certain functions, including product development, customer support and other operations, in regions outside the U.S. We are subject to both U.S. and local laws and regulations applicable to our offshore activities, and any factors which reduce the anticipated benefits, including cost efficiencies and productivity improvements, associated with providing these functions outside of the U.S. could adversely affect our business.

We may be liable if third parties misappropriate our customers’ personal information.

If third parties are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuse of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses from the introduction of new regulations regarding the use of personal information or from government agencies investigating our privacy practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could harm our reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. We cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

We may be subject to product liability claims that could be costly and time consuming.

We sell products manufactured by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every possible claim asserted.

Risks Related to Our Intellectual Property

Our inability to adequately protect our proprietary technology could adversely affect our business.

Our proprietary technology is one of the keys to our performance and ability to remain competitive. We rely on a combination of trademark, copyright and trade secret laws to establish and protect our proprietary rights. We also use technical measures, confidentiality agreements and non-compete agreements to protect our proprietary rights. Although we believe that our DubLi trade name and our logo have certain intellectual property protections, our competitors or others could adopt product or service names similar to “DubLi” or our other service marks or trademarks. In addition, in light of the fact that some of our auction services are “white-labeled” (i.e. the auction portals are hosted by companies, associations, affinity groups or non-profit organizations rather than DubLi), our trade name protection may not prove to be sufficient to distinguish us from our competitors.  Any of the foregoing might impede our ability to build brand identity and could lead to customer confusion. Our inability to protect our service mark or trademarks adequately could adversely affect our business and financial condition, and the value of our brand name and other intangible assets.

All of the software that we use to provide our auction services was specifically developed by DubLi and, accordingly, we believe we have certain proprietary rights to the software.  We rely on copyright laws to protect our proprietary software and trade secret laws to protect the source code for our proprietary software. We generally enter into agreements with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. The steps we take to protect our proprietary information may not prevent misappropriation of our technology, and the agreements we enter into for that purpose might not be enforceable. A third party might obtain and use our software or other proprietary information without authorization or develop similar software independently. It is difficult for us to police the unauthorized use of our technology, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data. In addition, we do not believe that the process of conducting online reverse auctions is protected or protectable under the intellectual property laws of the major markets we serve.  The laws of other countries may not provide us with adequate or effective protection of our intellectual property.

We may infringe on third party intellectual property rights and could become involved in costly intellectual property litigation.

Other parties claiming infringement by our software, processes or other aspects of our business could sue us.  We are not currently involved in any suit that would have a material effect on our business. However, any future claims, with or without merit, could impair our business and financial condition because they could:

•	result in significant litigation costs;

•	divert the attention of management;

•	divert resources; or

•	require us to enter into royalty and licensing agreements that may not be available on terms acceptable to us or at all.

In the future, we may also file lawsuits to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Litigation over these issues, whether successful or unsuccessful, could result in substantial costs and diversion of resources, which could reduce our profitability.

Other Risks Related to Our Company

If we were to lose the services of our senior management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our Chief Executive Officer Michael Hansen, our Chief Operating Officer Kent L. Holmstoel and our General Counsel Andreas Kusche are critical to the overall management of the Company as well as the development of our business plan, our culture and our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.

If we do not improve our internal controls and systems, our business may suffer and the value of our shareholders’ investment may be harmed.

We maintain and are seeking to continue to improve upon a system of internal controls.  As of the end of the second quarter of 2010, management identified certain material weaknesses in our system of internal controls, including, but not limited issues arising in connection with the integration of systems and procedures following the Merger.  See Part I, Item 4T of this Form 10-Q for further discussion of the identified weaknesses.  We are taking remedial measures to correct such control deficiencies and expect to devote significant resources to improving our internal controls.  These remedial measures include the measures discussed in Part 1, Item 4T of this Form 10-Q.  We expect to continue to evaluate our controls and make improvements as necessary.  However, we cannot be certain that these measures will ensure that our controls are adequate in the future or that the controls will be effective in preventing fraud or material misstatement. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and fraud may be easier to perpetrate on us. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on our stock price.

Failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business.

As a public company, we are required to document and test our internal financial control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting and is expected to require a report by our independent auditors starting with our Annual Report on Form 10-K for the fiscal year ending September 30, 2010 that both addresses management’s assessments and provides for the independent auditor’s assessment of the effectiveness of our internal control over financial reporting. During the course of our testing, we may identify inaccuracies or deficiencies in our financial reporting that could require revisions to or restatement of prior period results. Testing and maintaining internal control over financial reporting also will involve significant costs and can divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that our internal control over financial reporting is effective in accordance with Section 404, and our independent registered public accounting firm may not be able or willing to issue a favorable assessment of our conclusions. Failure to achieve and maintain an effective internal control environment could harm our operating results and could cause us to fail to meet our reporting obligations and could require that we restate our financial statements for prior periods, any of which could cause investors to lose confidence in our reported financial information and cause a decline, which could be material, in the trading price of our Common Stock.

Our current management team has very limited experience in operating a public company and complying with public company obligations.

Our current management team has limited experience in operating a publicly traded company in the United States.  As a public company, we are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. These requirements might place a strain on our systems and resources and, as a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and operating results.

We are significantly influenced by two persons that beneficially own and control a significant majority of our Common Stock.

Through their beneficial ownership of all of the outstanding shares of our Series A Preferred Stock, Michael Hansen, our CEO and President, and Michel Saouma have the power to direct the voting of  all of our outstanding Preferred Stock, and, upon conversion of the Series A Preferred Stock, will beneficially own  and have the power to direct the voting of a supermajority of our Common Stock, based upon the number of shares outstanding as of May 24, 2010.  Mr. Hansen is also expected to become a member of our board of directors in the near future.  Accordingly, Mr. Hansen and Mr. Saouma have the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders. Although Mr. Hansen owes the Company certain fiduciary duties as an executive officer of the Company, the interests of Mr. Hansen and Mr. Saouma here may conflict with, or differ from, the interests of other holders of our Common Stock. For example, Mr. Hansen and Mr. Saouma could unilaterally decide to replace our existing board of directors with new directors even if such change was not supported by most of the other shareholders.  Mr. Hansen and Mr. Saouma may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Mr. Hansen and Mr. Saouma have the power to vote a substantial number of shares of our Common Stock, they will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.

Some additional factors might inhibit changes in control of the Company

In addition to the items referenced in the preceding paragraph, the following factors could prevent or discourage a change in control of the Company when it is deemed desirable by beneficial shareholders other than Mr. Michael Hansen or Mr. Michel Saouma:

•
The board of directors of the Company has the power or could secure the power  (pursuant to a shareholder consent process that Mr. Hansen and Mr. Saouma could control) to issue additional shares of preferred stock;

•	The Company is in the process of seeking to increase the Company’s authorized capital to 500,000,000 shares of Common Stock,

The power to issue additional shares of preferred stock or Common Stock could, in some situations, have the effect of discouraging and/or rendering more difficult a merger, tender offer, proxy contest or other attempt to obtain control of the Company.  This may limit the opportunity for shareholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal.

We have no independent members of our Board of Directors or an independent audit committee.

Our Board of Directors is comprised of two persons, each of which is or was employed by the Company within the last year. Accordingly, none of our directors is “independent” using the definition set forth in the NASDAQ Marketplace Rules.  We also do not have an independent audit committee.  Although our directors are subject to the fiduciary duties imposed on Board members pursuant to Nevada law, our shareholders do not have the protection afforded by independent directors and an independent audit committee which are some of the traditional procedural safeguards that protects the interests of minority shareholders.  Our lack of independent directors on our board of directors may also make decisions of our board of directors more prone to legal claims or shareholder criticism than if made by a board of directors with independent board members.

Acquisitions and joint ventures could result in operating difficulties, dilution, and other harmful consequences.

We have acquired a number of businesses in the past, including, most recently, our merger of MediaNet Group and CG Holdings and its Subsidiaries.   We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

•
diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration, particularly given the varying scope of our recent acquisitions;

•
declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in management, reporting relationships, future prospects, or the direction of the business;

•
the need to integrate each company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

•	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to acquisition had lacked such controls, procedures and policies;

•
in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;

•	in some cases, the need to transition operations, users, and customers onto our existing platforms; and

•
liability for activities of the acquired company before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the time frame expected. Future acquisitions or mergers may require us to issue additional equity securities, spend our cash, or incur debt, liabilities, and amortization expenses related to intangible assets or write-offs of goodwill, any of which could reduce our profitability and harm our business.

In addition, we may make certain investments, including through joint ventures, in which we have a minority equity interest and lack management and operational control. These investments may involve risks. For example, the controlling joint venture partner in a joint venture investment may have business interests, strategies or goals that are inconsistent with ours, and business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value-added tax (VAT), goods and services tax, business tax, and gross receipt tax) to ecommerce businesses and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. Several ecommerce companies are challenging this new law, which was recently upheld by a lower level New York court. Some states are considering similar legislation related to affiliate activities. The proliferation of such state legislation could adversely affect us at some point in the future and indirectly harm our business.

Several proposals have been made at the U.S. state and local level that would impose additional taxes on the sale of goods and services or communications through the Internet. These proposals, if adopted, could substantially impair the growth of ecommerce and our brands, and could diminish our opportunity to derive financial benefit from our activities. The U.S. federal government’s moratorium on state and local taxation of Internet access or multiple or discriminatory taxes on ecommerce was extended through November 2014. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting certain taxes that were in effect prior to the enactment of the moratorium and/or one of its extensions.

One or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been discussed in the U.S. Congress, several states, and a number of foreign jurisdictions.) One or more other jurisdictions may also seek to impose tax-collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Imposition of a discriminatory record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business

We pay input VAT on applicable taxable purchases within the various countries in which we operate. In most cases, we are entitled to reclaim this input VAT from the various countries. However, because of our unique business model, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that we are not entitled to reclaim VAT could harm our business.

The Dubli.com Investors may not agree to participate in the Tender Offer.

There can be no assurance that the terms of Tender Offer, when made, will be acceptable to any or all of the DubLi.com, LLC Investors.   Notwithstanding the Company’s view that  DubLi.com, LLC’s discontinued, standard, on-line auction business has virtually no value and the Company’s views regarding the long term value of its Common Stock, the Company anticipates that certain of the DubLi.com, LLC Investors will want to receive in the Tender Offer securities with a perceived market value at least as great as such shareholder’s perception of the value of its investment in DubLi.com, LLC, which may be substantially more than or less than its actual cash investment in DubLi.com, LLC.  There can be no assurance that the Tender Rate offered by the Company will meet or exceed each or any DubLi.com, LLC Investors’ expectations at the time of the Tender Offer.   Since substantially all of the DubLi.com LLC Investors are business associates of the Company’s existing reverse-auction business, the Company also faces the risk that if the Tender Offer is not completed on terms perceived as attractive to certain of the DubLi.com LLC Investors, they might cease to serve as a business associate of the Company.  The Company also recognizes that certain DubLi.com, LLC investors might, in an effort to improve their personal negotiating position with the Company or DubLi.com, LLC,   seek to make threats or file legal claims against the Company, DubLi.com, LLC or either of their directors or officers.  The Company intends to contest any such threat or claim and offer each and every DubLi.com, LLC Investors the exact same Tender Rate.

Risks Related To Our Common Stock

Broker-dealers may be discouraged from effecting transactions in our Common Stock because they are considered a penny stock and are subject to the penny stock rules.

Our Common Stock currently constitutes “penny stock”. Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” In particular, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse), must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

As an issuer of “Penny Stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this particular safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

We have a limited market for our securities.

Although certain market makers facilitate trades of our  Common Stock on the Over The Counter Bulletin Board (“OTCBB”), there is currently a limited market for shares of our Common Stock and we cannot be certain that an active market will develop. The lack of an active public market could have a material adverse effect on the price and liquidity of our Common Stock.  Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater. Consequently, selling our Common Stock may be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and news media coverage of our Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our Common Stock as well as lower trading volume. Investors should realize that they may be unable to sell shares of our Common Stock that they purchase. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our Common Stock.

The market price of our Common Stock is volatile.

The market price of our Common Stock is volatile, and this volatility may continue. For instance, between March 31, 2009 and March 31, 2010, the closing bid price of our Common Stock, as reported on the markets on which our securities have traded, ranged between $0.03 and $0.90. Numerous factors, many of which are beyond our control, may cause the market price of our Common Stock to fluctuate significantly. These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our business associates, customers or suppliers;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the web-based industry;

•	customer demand for our products;

•	general economic conditions and trends;

•	major catastrophic events;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	loss of external funding sources;

•	sales of our Common Stock, including sales by our directors, officers or significant stockholders;

•	additions or departures of key personnel.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our Common Stock and other interests in our company at a time when you want to sell your interest in us.

We do not intend to pay cash dividends on our Common Stock in the foreseeable future.
Our policy is to retain earnings to provide funds for the operation and expansion of our business and, accordingly, we have never declared or paid any cash dividends on our Common Stock or other securities and do not currently anticipate paying any cash dividends in the foreseeable future. Consequently, shareholders will need to sell shares of our Common Stock to realize a return on their investments, if any and this capital appreciation, if any, will be a shareholder’s sole source of gain from an investment in the Common Stock. The declaration and payment of dividends by us are subject to the discretion of our Board of Directors and the restrictions specified in our articles of incorporation and by applicable law. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by our Board of Directors.

The rights of the holders of Common Stock may be impaired by the potential issuance of preferred stock.

Our board of directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of Common Stock., which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our Common Stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2010, we issued an aggregate of 336, 250 shares of our common stock to four persons upon the exercise of warrants for aggregate cash consideration of $133,125.  We also issued 481,778 shares of common stock to one person upon the net exercise of 542,000 warrants with an exercise price of $0.01 per share.  The issuance of shares of our common stock upon exercise of these warrants were not registered under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof.

ITEM 5. OTHER INFORMATION

Effective May 1, 2010, we engaged Brack Jaskey as our new Chief Technical Officer.  We are also seeking to engage a new Chief Financial Officer and have been in discussions with one highly qualified candidate, Mr. Mark Mroczkowski, who is currently assisting MediaNet in a consultant capacity.

ITEM 6. EXHIBITS

No.	Description

3.1	Amendment to Certificate of Designation*

10.1	Agreement between the Company and Zen Holding Group Limited dated May 24, 2010*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

*           Filed Herewith
**           Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MEDIANET GROUP TECHNOLOGIES, INC.

Date: May 24, 2010	By:	/s/ Michael B. Hansen
Michael B. Hansen
President

INDEX TO EXHIBITS

No.	Description

3.1	Amendment to Certificate of Designation*

10.1	Agreement between the Company and Zen Holding Group Limited dated May 24, 2010*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

*           Filed Herewith
**           Furnished Herewith