Form 10-Q
period 2010-06-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2010-09-03
CIK 1097792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 0-49801

MEDIANET GROUP TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	13-4067623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 Town Center Circle, Suite 601
Boca Raton, FL33486
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

Large accelerated filer	☐
Non-accelerated filer	☐
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
Number of shares of preferred stock outstanding as of August 23, 2010:	3,858,067
Number of shares common stock outstanding as of August 23, 2010:	28,621,680

FORM 10-Q
INDEX

PART I: FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
	▪ Consolidated Balance Sheets as of June 30, 2010 and September 30, 2009	3
	▪ Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2010 and 2009	4
	▪ Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2010 and 2009	5
	▪ Condensed Notes to Consolidated Financial Statements	7
Item 2.	Management s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 4T.	Controls and Procedures	32

PART II: OTHER INFORMATION		33
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 5.	Other Information	34
Item 6.	Exhibits	35

SIGNATURES		35

INDEX TO EXHIBITS		36

PART I: FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2010	September 30, 2009
	(Unaudited)	Audited
Assets
Current Assets
Cash and cash equivalents	$1,024,426	$2,499,237
Restricted cash	1,860,447	722,230
Accounts receivable, net	205,155	72,998
Inventory	687,775	401,141
Prepaid expenses and other current assets	49,365	127,209
Deposits	-	94,070
Total current assets	3,827,168	3,916,885
Property and equipment, net	1,801,859	94,139
Other Assets
Deposits	80,641	32,222
Option agreement	250,000	-
Real estate contract	2,219,138	-
	2,549,778	32,222
Total Assets	$8,178,806	$4,043,246
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$248,882	$121,461
Accrued liabilities	19,183	585,715
Accrued incentives	-	644,292
Loyalty points payable	287,222	209,025
Commissions payable	751,190	1,876,605
Deferred rent	116,456	-
Income taxes payable	550,000	287,838
Customer deposits	9,766	18,348
Deferred revenue	3,137,905	2,626,835
Note Payable-related party	399,356	191,355
Total current liabilities	5,519,960	6,561,475
Stockholders' Equity (Deficit)
Preferred stock - $.01 par value, 5 million shares authorized, 3,858,067 issued and outstanding	38,581	-
Common stock - $.001 par value, 50,000,000 shares authorized, 28,621,680 outstanding (See Notes 11 and 13)	28,621	27,304
Additional paid-in capital	2,042,440	(768,528)
Accumulated other comprehensive income (loss)	(519,450)	(14,177)
Retained earnings (Deficit)	1,068,654	(1,762,828)
Total stockholders' equity	2,658,846	(2,518,229)
Total liabilities and stockholders' equity	$8,178,806	$4,043,246

See accompanying notes to condensed consolidated financial statements

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2010	2009	2010	2009

Revenues	$6,990,388	$4,801,895	$21,510,789	$12,989,305
Direct cost of revenues	2,533,736	824,143	11,955,932	6,081,237
Gross Profit	4,456,652	3,977,752	9,554,857	6,908,069
Operating Expenses
Advertising and marketing	555,068	2,315,178	826,244	2,488,068
General and administrative	3,491,573	1,059,688	6,078,155	3,326,381
Total operating expenses	4,046,641	3,374,866	6,904,399	5,814,450

Income (loss) from operations	410,011	602,886	2,650,458	1,093,619

Interest income (expense) -net	(271)	-	(7,273)	(3,437)

Income ( loss) from continuing operations before income taxes	409,740	602,886	2,643,185	1,090,182
Income taxes -benefit, (expense)	389,976	-	(550,000)	-

Income (loss) from continuing operations	799,716	602,886	2,093,185	1,090,182
Discontinued operations
Loss from discontinued segment	(568,380)	(399,511)	(568,380)	(1,718,763)
Gain from sale of subsidiary	-	74,990	-	74,990
Net income (loss)	231,336	278,365	1,524,805	(553,591)

Foreign currency translation adjustment	(417,970)	(4,333)	(505,273)	-

Comprehensive Income (Loss)	$(186,634)	$274,032	$1,019,532	$(553,591)

Earnings (loss) per share:
Continuing operations
Basic	$(0.03)	$0.03	$0.07	$0.05
Fully Diluted	$(0.00)	$0.03	$0.01	$0.05
Discontinued operations
Basic	$(0.01)	$0.01	$0.04	$0.03
Fully Diluted	$(0.00)	$0.01	$0.00	$0.03

Weighted average number of shares outstanding during the period
Basic	28,621,680	20,674,802	28,100,031	20,674,802
Fully Diluted	337,450,905	20,674,802	318,399,072	20,674,802

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months
	ended June 30,
	2010	2009
Cash flows from operating activities
Net Income from continuing operations	$2,093,185	$1,090,182
Reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	523,022	17,583
Discontinued operations	(568,380)	(1,718,763)
(Increase) decrease in assets:
Restricted cash	(1,138,217)	(1,248,451)
Accounts receivable	(132,157)	(676,931)
Inventory	(286,634)	33,693
Prepaid expenses	77,844	225
Deposits	94,070	-
Increase (decrease) in liabilities:
Accounts payable	127,421	406,336
Accrued liabilities	(566,534)	19,414
Accrued incentives	(644,292)	-
Loyalty points payable	78,197	47,339
Commission payable	(1,125,415)	1,152,168
Deferred rent	116,456	-
Income tax payable	262,162	-
Customer deposits	(8,582)	(71,649)
Deferred revenue	511,070	1,183,831
Net cash provided (used) in operating activities	(586,784)	234,977

Cash flows from investing activities:
Deposits	(48,419)	-
Option agreement	(250,000)	-
Purchase of software license	(743,750)	-
Purchase equipment	(149,319)	(78,750)
Net cash provided (used) in investing activities	(1,191,488)	(78,750)

Cash flows from financing activities
Borrowings under Note Payable rletaed party	824,297	56,500
Repayments of Note Payable related party	(654,021)	-
Proceeds from issuance of common shares	133,185	608,744
Net cash provided (used) by financing activities	303,461	665,244

Net increase (decrease) in cash and equivalents	(1,474,811)	821,471
Cash at beginning of period	2,499,237	80,037
Cash at end of period	$1,024,426	$901,508

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,273	$1,989
Cash paid for income taxes	-	-
Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive loss	$(505,273)	-
Stock issued for Software	$1,337,673	-
Shareholder contribution for real estate contract	$1,440,708	-
Recapitalization	$6,874,886	-
Cashless warrant	$482	-
Preferred stock issued	$523,866	-

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Description of Business

MediaNet Group Technologies, Inc. (“MediaNet Group” or the “Company”), through its wholly owned subsidiaries, is a global marketing company that sells high end branded merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  As of June 30, 2010, our online auctions were conducted in Europe, North America, Australia and New Zealand and a global auction portal serving the balance of the world.  We have a large network of independent business associates that sold “credits”, or the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  These auctions are designed to offer consumers real savings on these high end goods.  The Company, through its BSP Rewards subsidiary, also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

The Company is organized in Nevada and has its principal executive offices in Boca Raton, Florida.  The Company’s wholly owned subsidiaries are domiciled in Delaware, Florida and Nevada in the United States and in the, British Virgin Islands, Cyprus and Berlin, Germany.

As of August 23, 2010, our President and Chief Executive Officer, through his beneficial ownership of the Company’s outstanding Series A Preferred Stock, has the indirect shared power to cast approximately 88% of the combined votes that can be cast by the holders of the Common Stock and the Series A Preferred Stock, which generally vote together as a single class on all matters submitted to the vote of shareholders. Accordingly, he, along with another person who is not an officer or director of the Company, has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors and all other corporate actions.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended June 30, 2010 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The unaudited condensed consolidated financial statements include the accounts of MediaNet Group Technologies, Inc. and its subsidiaries which are wholly owned or otherwise under common control. All intercompany accounts and transactions have been eliminated in consolidation. The following subsidiaries are included in the consolidation at June 30, 2010 and 2009.

BSP Rewards, Inc.	Wholly owned	Actively engaged in business
CG Holdings, Ltd.	Wholly owned	Actively engaged in business
DUBLICOM Limited	Wholly owned	Actively engaged in business
DubLi Network Limited	Wholly owned	Actively engaged in business
Lenox Logistik und Service GmbH	Wholly owned	Actively engaged in business
Lenox Resources, LLC	Wholly owned	Actively engaged in business
DubLi Logistics LLC	Wholly owned *	Actively engaged in business
DubLi Properties, LLC	Wholly owned *	Actively engaged in business
DubLi.com, LLC	Under Common Control	Discontinued operations
DubLi.com GmbH	Under Common Control	Discontinued operations
DubLi Network, LLC	Under Common Control	Discontinued operations
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

Concentrations

The Company maintains its cash in bank deposit accounts in the United States, Germany and Cyprus, which at times may exceed the federally insured limits in those counties. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

As defined by ASC 820-10, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid and other current assets,  and other assets, accounts payable, accrued expenses, accrued interest, taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable to shareholders approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis and, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010, nor any gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

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

Estimated Useful Life

Office furniture, computer equipment and software	3-5 years

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

Sales of “DubLi Credits” - Consumers bid on the Company’s online auctions by purchasing “DubLi Credits”either directly on DubLi.com or from DubLi’s independent business associates who are members of the DubLi Marketing Network. All proceeds from the sales of “DubLi Credits” are recorded as deferred revenue until used by the consumer in the bidding process and the related revenue is earned.   Purchases of DubLi Credits are non-refundable after six months.  Unused Credits remaining in deferred revenue after 12 months are recorded as revenue as if earned.  Management makes this estimated adjustment to reduce the deferred revenue liability and to increase revenue recognized based upon historical statistical utilization rates.

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

Direct Cost of Revenues

Included in Direct Cost of Revenues are the costs of goods sold and commissions and incentive bonuses earned by business associates on the sales of DubLi Credits. Commissions are based upon each business associate’s volume of Credit sales and that of other business associates who are sponsored by the subject business associate. Commissions are paid to business associates at the time of the sale of the Credits and are recognized as a deferred expense until the Credits are used and then are charged to expense. Incentive bonuses are paid either monthly or quarterly and the related expense is recorded when the business associate meets the stated sales goal for each particular promotional event.

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

Computation of Income and Loss per Share

The Company computes income and loss per share in accordance with ASC 260, previously SFAS No. 128, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential Common Stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive shares of Common Stock are considered anti-dilutive and thus are excluded from the calculation. As of June 30, 2010, the Company had two classes of potentially dilutive derivatives of Common Stock as a result of warrants granted and convertible preferred stock issued.

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

Note 3 – Restricted Cash

The Company has agreements with organizations that process credit card transactions arising from purchases of products by customers of the Company. Credit card processors have financial risk associated with the products and services purchased because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed. The organization that processes MasterCard/Visa transactions allows the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). Our credit card processor requires a  20% reserve on each sale for a period of six months.  The reserve requirements have ranged from a low of 5% to a high of 50%.  The restricted cash is on deposit with two such merchant account providers, one in Europe and one in the United States. Both companies are large established organizations with whom the company had on deposit $293,533 and $1,566,894, respectively at June 30, 2010.

Note 4 – Foreign Currency

All of the Company’s foreign subsidiaries designate the Euro as their functional currency. As of June 30, 2010, the total amount of cash held by foreign subsidiaries was $.8 million unrestricted and $1.8 restricted for credit card holdback and, of that amount, $.6 million was maintained or invested in Euros.

Note 5 – Inventory

Inventory consists of the following at the dates indicated:

	June 30,	September 30,
	2010	2009
Merchandise	$279,584	$321,095
Gift Cards	408,191	80,046
Total	$687,775	$401,141

Note 6 – Property and Equipment

Equipment at cost consists of office furniture, computer equipment and software. Depreciation expense for the three months and nine months ended June 30, 2010 was $174,341 and $523,022, respectively.

	June 30,	September 30,
	2010	2009
Cost	$2,311,440	$140,514
Accumulated Depreciation	(509,581)	(46,375)
Net	$1,801,859	$94,139

Note 7 – Real Estate Contract

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights (described below) to the Company.  The Cayman Property Rights, which had a book value of $2,219,138 as of June 30, 2010, were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property valued at $2,132,375, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments for a total contract price of $3,000,000.  The Company will receive title to the land upon payment of the remaining installments due under the agreement at June 30, 2010, as follows:

July 2010	$200,000
August 2010	290,431
September, 2010	290,431
Total	$780,862
The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi business associates upon completion of certain performance objectives. See also Note 13 Merger for a description of the May 24, 2010 acquisition of DubLi Properties, LLC and its land purchase agreement. Subsequent to end of the quarter, the Company has made both the July and August payments leaving only the September payment due at the date of this report. To aid the Company in making the August payment, Mr. Hansen lent the Company $190,431 under a short-term note payable with the same terms and conditions of his prior loan as described in Note 9.

Note 8 – Commitments and Contingencies

The Company has non-cancellable operating leases for office space in Berlin, Germany and Boca Raton, Florida that expire in 2014 and 2020, respectively. Under the lease agreement in Berlin, the Company leases 589.9 square meters of office space and is obligated to pay property taxes, insurance and maintenance costs. The lease agreement in Boca Raton is for 10,476 square feet of office space and the Company is obligated to pay common area maintenance and sales tax.  Total rental expense for the three and nine months ended June 30, 2010 was $91,112 and $173,093, respectively.

Future minimum rental commitments for non-cancellable operating leases at June 30, 2010, were as follows:

2010	$250,120
2011	343,535
2012	346,127
2013	348,720
2014	351,312
Thereafter	1,605,830
Total	$3,245,644

Note 9 – Loans from Shareholders

During 2009, Michael Hansen, the President and Chief Executive Officer of the Company, loaned the Company $99,855.  That loan together with a $116,500 loan from the Company’s former CEO Martin Berns were repaid in the second quarter.

During the Quarter ended June 30, 2010, Michael Hansen advanced the Company $399,356 (290,244€) for working capital purposes. The loan is evidenced by an unsecured note dated August 23, 2010, payable by the Company to Mr. Hansen in the amount referenced above.  The note is interest free and due and payable 364 days from the date of the initial advance and thereafter it will be payable upon demand of Michael Hansen.

Note 10 – Income Taxes

MediaNet Group Technologies Inc. and its subsidiaries file income tax returns in the U.S.,Cyprus and Germany. The Company and each of its subsidiaries file separate income tax returns.

The United States of America

MediaNet Group Technologies Inc., organized in Nevada and headquartered in Florida, is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The state of Florida imposes a 5.5% corporate income tax.  The Company has unused tax loss carryovers totaling $2,168,141 that expire beginning in the years 2020 through 2028. The losses are subject to additional limitations due to the more than 50% change in ownership of the Company.

BSP Rewards Inc. is organized and headquartered in Florida and is subject to a gradual U.S. federal corporate income tax of 15% to 35%. The state of Florida imposes a 5.5% corporate income tax.The Company has unused tax loss carryovers totaling $1,287,546 that expire beginning in the years 2025 through 2028. The losses are subject to additional limitations due to the more than 50% change in ownership of the Company.

DubLi Logistics LLC and Lenox Resources, LLC are organized in Delaware and are treated as partnerships for US federal and state income tax purposes passing all tax liabilities and benefits to their owners.

Cyprus

DUBLICOM Limited is organized under the current laws of the Cyprus and is subject to tax on income or capital gains under the laws of the republic of Cyprus. In addition, upon payment of dividends by the Company, no Cyprus withholding tax will be imposed.

British Virgin Islands

DubLi Network Limited is organized under the current laws of the British Virgin Islands, and is not subject to tax on income or capital gains. In addition, upon payment of dividends by the Company, no British Virgin Islands withholding tax will be imposed.

Germany

Lenox Logistik und Service GmbH is subject to tax on income or capital gains under the laws of Germany.

Income tax expense (benefit) attributable to earnings before income taxes in the quarter ended June 30, 2010, consists of:

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
United States:
Current taxes
Federal	$(410,799)	-	$380,000	-
State	(21,621)		20,000
Total U.S. Tax Expense	-	-	400,000	-
Germany
Current Taxes	-	-	-	-
Total income Tax expense	$(432,420)	-	$400,000	-

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

Value Added Tax

In accordance with the relevant taxation laws in the Germany, the normal VAT rate for domestic sales is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority.The Company is also potentially subject to VAT tax in other European Union jurisdictions.

The value added tax refundable presents the VAT that the Company paid for the purchasing products and can be used to deduct the VAT related to the sale of products.

Note 11 – Stock and Equity

Common Stock

The Company had authorized 50,000,000 shares of Common Stock, par value $.001 per share, at June 30, 2010 and September 30, 2009, respectively. At September 30, 2009, the Company had 27,843,552 shares of Common stock outstanding. At June 30, 2010 the Company had 28,621,680 shares of Common Stock outstanding.

Preferred Stock

The Company had authorized 5,000,000 shares of Preferred Stock, par value $0.01 per share, at June 30, 2010 and September 30, 2009, respectively. As of September 30, 2009, there were -0- shares of Preferred Stock outstanding.  As of June 30, 2010, there were 3,858,067 shares of Preferred Stock outstanding, all of which were designated as “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”).

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

Under the Certificate of Designation in effect at June 30, 2010, the Series A Preferred Stock is automatically convertible into shares of the Common Stock at the conversion ratio of 55.514574 shares of Common Stock for each share of the Series A Preferred Stock (the “Conversion Ratio”) in the event the shareholders approve an increase in the number of authorized shares of Common Stock to not less than five hundred million.  The holders of the Series A Preferred Stock are not entitled to any dividend preference but are entitled to participate pari passu in dividends declared with respect to the Common Stock as if the Series A Preferred Stock was converted in Common Stock at the Conversion Ratio.  Similarly, the holders of the Series A Preferred Stock are not entitled to any liquidation preference but, in the event of any liquidation, dissolution or winding up of the Company, the outstanding shares of Series A Preferred Stock shall be deemed converted into shares of Common Stock at the Conversion Ratio and shall participate pari passu in the distribution of liquidation proceeds.  Holders of the Series A Preferred Stock are entitled to vote on matters presented to the holders of Common Stock as if the Series A Preferred Stock was converted into the Common Stock at the Conversion Ratio.  Except as provided by Nevada law, holders of Series A Preferred Stock vote together with the holders of Common Stock as a single class.

The Company does not have reserved and available out of its authorized but unissued shares of Common Stock the number of shares of common stock that shall be sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock. The Company’s shareholders have not yet effectively approved an increase in the Company’s authorized shares of Common Stock to five hundred million (500,000,000) shares. These financial statements for the three and nine month periods ended June 30, 2010 have been prepared using the Conversion Ratio in effect as of June 30, 2010 (55.514574 shares of Common Stock for each share of Series A Preferred Stock).

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

In connection with the Merger, all of the persons serving as directors of the Company as of October 19, 2009, other than Mr. Martin Berns, resigned as of such date. On October 29, 2009, the Company appointed Mr. Hansen as President and Chief Executive Officer, Mr. Holmstoel as Chief Operating Officer and Mr. Kusche as General Counsel of the Company.  Also on such date, Steven Adelstein was appointed to the Board by Mr. Berns, who was then the sole remaining Board member. On February 23, 2010, Mr. Adelstein resigned and was replaced by Andreas Kusche. The appointment of Messrs. Hansen and Holmstoel is expected to be effective in early September 2010, upon our compliance with Securities and Exchange Commission Rule 14f-1. The Company intends to file a Schedule 14f-1 with Securities and Exchange Commission in September 2010 and make a distribution of such schedule to its shareholders.  The Company will file a Form 8-K announcing the effectiveness of the appointment of Messrs Hansen and Holmstoel.

Note 12 – Warrants and Options

As of September 30, 2009 and June 30, 2010, the Company had outstanding warrants to purchase up to 3,058,000 and 2,219,750 shares of Common Stock, respectively. These securities give the holder the right to purchase shares of the Common Stock in accordance with the terms of the instrument.

Warrants
Balance, September 30, 2009	3,098,000
Exercised	(878,250)
Expired	(56,000)
Balance, June 30, 2010	2,163,750

The following table summarizes information with respect to the above referenced warrants outstanding at June 30, 2010 which have expiration dates ranging from June 2010 to February 2011:

	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	$0.25— $0.50	2,163,750	$0.43	1.0

Note 13 – Merger

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

Completed Post-Merger Adjustments

After completing the Merger, the Company determined that certain of its expectations with respect to the Merger had not been met.  In particular, upon completion of the Merger on or about the targeted completion date of June 30, 2010, the Company expected that: it would (i) directly or indirectly hold 100% of the equity interests of DubLi Logistics; (ii) directly or indirectly hold certain real estate rights now held by DubLi Properties LLC; and (iii) certain investors in DubLi.com, LLC would become shareholders in the Company.

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

DubLi Logistics - Purchasing Agent of DUBLICOM

DubLi Logistics was identified as one of the consolidated subsidiaries of the Company in Amendment No. 1 to the Company’s Form 8-K filed with the SEC on February 4, 2010 (the “Form 8-K”) and the Company’s Form 10-Q for the quarter ended December 31, 2009 (the “Form 10-Q”) based upon DubLi Logistics historical and current operation as an affiliated, profitless, product purchasing agent of DUBLICOM.  DubLi Logistics is operated exclusively by employees of Lenox Logistik.

DubLi Properties - Property Orally Pledged to DubLi

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights to the Company.  The  value of the contract at the date of contribution was $1,440,708. The Cayman Property Rights, which had a book value of $2,219,138 as of June 30, 2010, were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments.  The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi business associates upon completion of certain performance objectives.

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

Accordingly, as of August 23, 2010, the Company had 3,858,067 and 28,621,680 issued and outstanding shares of Series A Preferred Stock and Common Stock, respectively.

The following table sets forth the beneficial ownership of the Common Stock and the Preferred Stock as of August 23, 2010 for each of the Company’s greater than 5% shareholders, directors, named executive officers and by all of the Company’s directors and executive officers as a group.  For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, which rule focuses on the power to vote shares or make investment decisions with respect to such shares, potentially irrespective of any pecuniary interest in such shares.  The information as to the securities beneficially owned by Zen, Mr. Hansen and Mr. Saouma are based upon a Schedule 13D filing by Mr. Hansen and Mr. Saouma on June 24, 2010.

Title of Class	Name of Beneficial Owner		Amount and Nature of Beneficial Ownership (1)		Percentage of Class Owned (2)
Series A Convertible Preferred Stock	Zen Holding Group Limited	(3)	3,858,067	(4)	100%
	Michael B. Hansen	(5)	3,858,067	(4)	100%
	Michel Saouma	(6)	3,858,067	(4)	100%

Common Stock	Zen Holding Group Limited		214,178,946	(4), (7)	88.2%
	Michael B. Hansen**		214,178,946	(4), (7)	88.2%
	Michel Saouma		214,178,946	(4), (7)	88.2%
	Joseph Saouma	(8)	—	(9)	*
	Martin A. Berns	(10)	5,907,511	(11)	20.6%
	Kent L. Holmstoel**	(12)	—		*
	Andreas Kusche**	(13)	—		*
	Betina Dupont Sorensen**	(5)	—	(14)	*
	Directors and Executive Officers as a Group	(4), (7)	214,588,946		88.4%

*	Indicates less than 1% of outstanding shares beneficially owned.
**	Serves as an executive officer or director of the Company as of August 23, 2010.

(1)           A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from August 23, 2010 upon exercise of options and warrants and upon conversion of convertible securities.  The Series A Preferred Stock is automatically convertible into shares of Common Stock upon our amendment of our Articles of Incorporation to increase the authorized number of shares of Common Stock to 500,000,000 (the “Articles Amendment”).  For purposes of this table, we have assumed that the Articles Amendment will be approved by our shareholders and filed with the Nevada Secretary of State within 60 days of August 23, 2010 and, accordingly, that the holders of the Series A Preferred Stock beneficially own the shares of Common Stock into which the shares of Series A Preferred Stock are convertible. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days from August 23, 2010 have been exercised or converted.

(2)           Applicable percentage ownership is based on 3,858,067 shares of Series A Preferred Stock and 28,621,680 shares of Common Stock outstanding as of August 23, 2010.

(3)           Zen Holding Group Limited’s (“Zen”) address is 197 Main Street, Road Town, Tortola, British Virgin Islands.

(4)           All of the outstanding shares of Preferred Stock are held of record by Zen.  Mr. Hansen and Mr. Saouma have the indirect shared right to vote and make investment decisions with respect to these shares held by Zen pursuant to an oral agreement.  Mr. Hansen and Mr. Souma have a 24% and 2% pecuniary interest, respectively, in Zen’s assets as of August 23, 2010 and, accordingly, claim a 21.6% and 1.8% pecuniary interest, respectively, in the outstanding shares of our Common Stock as of August 23, 2010 (assuming conversion of the Series A Preferred Stock).  Each of Mr. Hansen and Mr. Saouma disclaim a pecuniary interest in any other shares of Common Stock.  The figures provided do not include the 1,141,933 shares of Series A Preferred Stock returned by Zen to the Company and otherwise representing a 20.70 % beneficial interest in the Company.

(5)           Mr. Hansen’s and Ms. Dupont Sorensen’s address is The Palm Jumeirah, P.O. Box 283612, Dubai, U.A.E.

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

(8)           Mr. Joseph Saouma’s address is Amine Gemayelstreet 226, Beirut, Achrafieh, Lebanon.  Mr. Joseph Saouma is the father of Mr. Michel Saouma.

(9)           Although Mr. Joseph Saouma does not beneficially own any shares of Series A Preferred Stock or Common Stock of the Company, he has a 21.39% pecuniary interest in Zen’s assets as of August 23, 2010 and, accordingly, claims a 19.39% pecuniary interest in the outstanding shares of our Common Stock as of August 23, 2010 (assuming conversion of the Preferred Stock).  Mr. Joseph Saouma disclaims a pecuniary interest in any other shares of Common Stock.

(10)         Mr. Martin A. Bern’s address is 2936 Via Napoli, Deerlield Beach, FL 33442.

(11)         Assuming that the Series A Preferred Stock was converted to Common Stock as of August 23, 2010, Mr. Berns’ percentage beneficial ownership would decrease to 2.4%.

(12)         Mr. Kent L. Holmstoel’s address is Urbanización Haza del Algarrobo 32, Carretera de Mijas, 2,2 km, 29639 Mijas Costa, Malaga, Spain.

(13)         Mr. Kusche’s address is Wisbyer Stasse 10B, 10439 Berlin, Germany.

(14)         Ms. Dupont Sorensen lives with Mr. Michael Hansen; however, she disclaims beneficial ownership of any shares of Series A Preferred Stock or Common Stock of which Mr. Hansen is the beneficial owner.  As a member of Mr. Hansen’s household, Ms. Dupont Sorensen may be deemed to have a pecuniary interest in any shares in which Mr. Hansen has a pecuniary interest. See footnote 4 above.  Ms. Dupont Sorensen disclaims a pecuniary interest in any other shares of Common Stock.

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

Tender Offer for Outstanding DubLi Interests

As soon as reasonably practicable the Company intends to commence a tender offer (the “Tender Offer”) to purchase from the DubLi.com Investors all of their right, title and interest in DubLi.com, LLC.  The Company anticipates seeking to offer an aggregate of 62,679,116 shares of the Company’s Common Stock for the Outstanding DubLi Interest (the “Tender Rate”), in a transaction registered with the Securities and Exchange Commission or a transaction exempt from registration. The Tender Offer is expected to be contingent upon at least 80% of the Outstanding DubLi Interests being tendered.

The Company would like to acquire the Outstanding DubLi Interest in order to provide the DubLi.com, LLC Investors a significant ownership interest in the Company.  Virtually all of the DubLi.com, LLC Investors are former business associates of DubLi.com, LLC and current business associates of DubLi Network, Ltd.  Notwithstanding the financial failure of DubLi.com, LLC’s discontinued, standard online auction business, the Company believes that the DubLi.com, LLC business associates assisted the Company build brand awareness for the DubLi.com trade name and, consistent with many of their expectations, would like them to have a significant ownership interest in the entity which owns and is further developing the DubLi.com brand.  See “Part II, Item 1A - Risk Factors - The DubLi.com investors may not agree to participate in the “Tender Offer” for a description of certain risks related to the proposed Tender Offer.

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

Beneficial Ownership

As of October 19, 2009 (the "Merger Date”), the Company had 5,000,000 shares of Preferred Stock issued and outstanding, all of which were held of record by Zen.  Mr. Michael Hansen and Mr. Michel Saouma indirectly control Zen pursuant to an oral agreement.  As of the Merger Date, Zen was held of record by two shareholders: MBD Investment Limited, a British Virgin Islands company ("MBD"), which held 50% of the stock of Zen, and Sara Alpha Limited, a British Virgin Islands Company ("Saouma Nominee"), which held 50% of the stock of Zen as a trustee for Michel Saouma.  Sara Alpha shall also serve as the sole record holder of MBD pursuant to the terms of a trust agreement with Mr. Hansen.

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

Note 14 – Subsequent Events

Currency Translation Effects

Subsequent to the balance sheet date the exchange rate between the EURO and the US dollar decreased by approximately 4%.  These recent changes would increase the currency translation adjustment and decrease comprehensive income and current assets by approximately $69,000.

On August 19, 2010 the Company’s CEO Michael Hansen lent the Company $190,431 as more fully described in Notes 7 and 9 above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Introductory Note
Caution Concerning Forward-Looking Statements

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, contains forward-looking statements that involve risks and uncertainties.  The issuer’s actual results could differ significantly from those discussed herein.  These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q.  The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	our inability to establish a maintain a large growing base of business associates;

•	our inability to develop brand awareness for our online auctions;

•	our failure to maintain the competitive bidding environment for our online auctions;

•	our failure to adapt to technological change;

•	an assertion by a regulatory agency that one ore more of our auctions constitute some form of “gaming” or a “lottery”;

•	increased competition;

•	increased operating costs;

•	changes in legislation applicable to our business;

•	our failure to improve our internal controls.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the Three Months and Nine Months Ended June 30, 2010 compared to the Three months and Nine Months Ended June 30, 2009; and (ii) our financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-Q.

MediaNet Group Technologies, Inc. (“MediaNet Group” or the “Company”) through its wholly owned subsidiaries, is a global marketing company that sells high end branded merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  As of June 30, 2010, our online auctions were conducted in Europe, North America, Australia and New Zealand and a global auction portal serving the balance of the world.We have a large network of independent business associates that sold “credits”, or the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  These auctions are designed to offer consumers real savings on these high end goods.  The Company, through its BSP Rewards subsidiary, also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

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

DubLi has two types of auctions which it operates on separate platforms for Europe, North America (United States, Mexico, Puerto Rico, Canada), Australia and New Zealand and a global portal serving the balance of world: Xpress and Unique Bid.

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

In an Unique Bid auction, the auction is scheduled with a definitive start and end time.  At any time prior to the auction end time, persons can make bids (one bid for one Credit) on the price at which it would purchase the product. Bids must be made in US$0.20 increments. The person who has placed the lowest unique bid (i.e. no other person has bid the same US$0.20 incremental amount) is entitled to purchase the product at such bid price.

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

Credits are sold to consumers directly by DubLi, through our network of business associates, or through the Partner Program (described below).  As of June 30, 2010, approximately 94% of our Credit sales are made through our network of business associates and, accordingly, we are dependent on our business associates for a significant portion of our sales.  As of June 30, 2010, we had business associates located in over 126 countries.  Business associates are incentivized to locate and sponsor new business associates (“Downstream Associates”) and establish their own sales organization.

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

Demand for our products and services will be dependent on, among other things, market acceptance of our products, traffic to our websites, growth in our Business Associate Network, and general economic conditions. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of Credits and continued demand at our auction portals.

Our success will be dependent upon implementing our plan of operations, which is subject to various risks including those contained in our various public reports filed with the Securities and Exchange Commission. We plan to strengthen our position in existing and new markets by continuing to aggressively marketing our products and services.

BSP Rewards

BSP Rewards provides private branded loyalty and rewards programs designed as a shopping service through which members receive rebates (rewards points) on purchases of products and services from participating merchants in our Internet mall platform.  These rewards act as a common currency that may be accumulated and used to make purchases of gift cards or donations to a charity.  The rewards can additional be loaded onto a debit MasterCard and usedtowards additional purchases from any participating merchant in the program. Additionally, once the loyalty points are loaded on the MasterCard, the consumer can utilize this debit card at any merchant where the debit MasterCard is accepted.

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

We are also developing a new platform of websites to better provide DubLi.com shoppers with an enjoyable experience. The new platform is expected to provide DubLi.com shoppers’ website displays that, among other things:facilitate a shoppers’ monitoring and participation in Xpress Auctions and Unique Bid Auctions simultaneously;provide shoppers with expanded merchandise search capabilities; and provides shoppers with expanded capabilities to monitor auctions.

We are also contemporaneously seeking to expand our service offering to a wide range of entertainment products and services via streaming content downloads (i.e. music, movies, television and radio).

Working from the “Cinch” technology we acquired from MSC, Inc. doing business as Lariat, in October 2009, we intend to offer users a fast and convenient method of locating and enjoying entertainment content readily available on the Internet, free of charge.  We hope that Cinch will expand DubLi.com's relationship with its shoppers and thereby assist us to better identify our shopper’s needs and shopping habits.

MediaNet is targeting to launch its new websites in the fourth quarter of 2010.  See “Risk Factors.”

Our Industry

The Company provides a variety of shopping alternatives for which the industry is segmented and diverse.  MediaNet Group’s service offering emphasize bringing pricing value to consumers in a format that is unusual within the current ecommerce environment. While the industry consists of many companies and organizations that provide shopping, loyalty and rewards in various means and fashions, few offer a complete package. There are many other similar businesses; however, most others do not include many of the features and benefits that MediaNet Group does. It requires significant time and resources to develop a mature, flexible, broad-based platform and to attract and market the program to a wide variety of business segments. We believe our various businesses have and will generally continue to benefit from the growing popularity ofonline shopping versus traditional brick and mortar shopping.

Competition

MediaNet Group believes that there are a number of companies engaging in reverse auctions. However, it does not believe that any of these companies present significant competition to DubLi.The Company believes that its DubLi online auction business has been able to distinguish itself from other competitors based upon its advanced, customer friendly technology, multi-level marketing strategy, local marketing knowledge through the DubLi Network sales force,  and its exclusive focus on high quality inventory (brand new, newest model, full warranty) from the world’s leading manufacturers.

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

Results of Operations

The following table sets forth certain of our results of operations for the periods indicated.

	For the three months		Percent	For the nine months		Percent
	ended June 30,		Change	ended June 30,		Change
	2010	2009		2010	2009

Revenues	$6,990,388	$4,801,895	46%	$21,510,789	$12,989,305	66%
Direct cost of revenues	2,533,736	824,143	207%	11,955,932	6,081,237	97%
Gross Profit	4,456,652	3,977,752	12%	9,554,857	6,908,069	38%
Operating Expenses	4,046,641	3,374,866	20%	6,904,399	5,814,450	19%
Income (loss) from operations	410,011	602,886	-32%	2,650,458	1,093,619	142%
Interest income (expense) -net	(271)	-		(7,273)	(3,437)	112%
Provision for income taxes	389,976	-		(550,000)	-
Discontinued operations	(568,380)	(399,511)	42%	(568,380)	(1,718,763)	-67%
Gain from sale of subsidiary	-	74,990	-100%	-	74,990	-100%
Foreign currency translation	(417,970)	(4,333)		(505,273)	-
Comprehensive Income	$(186,634)	$274,032	-168%	$1,019,532	$(553,591)	-284%

Revenues

We had revenues of $6,990,388 for the three months ended June 30, 2010, an increase of $2,188,493, or 46%, as compared to $4,801,895 in the same period ended June 30, 2009. In the nine months ended June 30, 2010, we had revenues of $21,510,789, an increase of $8,521,484, or 66%, as compared to $12,989,305 the same period ended June 30, 2009.  Revenue decreased $39,825 from $7,030,213 in the second quarter of this year due primarily to the seasonal nature of online retailing partly offset by an increase in the utilization rate of the DubLi credits used for bidding in the online auctions.

Revenue increases occurred in both the sales of products and sales of Credits. The increase in Credits sold was due to our overall domestic and foreign business expansion resulting from our addition of new business associates and increased productivity from existing associates between June 30, 2009 and June 30, 2010 as well as certain new promotions.

Direct Cost of Revenues

Direct Cost of Revenues primarily includes the cost of acquiring products to sell in our online auctions, website operation costs and business associate commission expenses. During the three months ended June 30, 2010, we had direct cost of revenues of $2,533,736, or 36% of revenues, versus direct cost of revenues of $824,143, or 17% of revenues, in the same period in 2009.  During the nine months ended June 30, 2010, we had direct cost of revenues of $11,955,932, or 56% of revenues, compared to direct cost of revenues of $6,081,237, or 47%, of revenues in the same period in 2009. This 207% and 97% respective increase is primarily attributable to our increase in revenues. In addition, increased incentives earned by our business associates contributed to the increase in direct cost of revenues. Variability in the direct costs as a percentage of revenues is a function of the reverse auction bidding process wherein the mix of products offered at auction directly affects the amount of bidding revenue earned from the redemption of DubLi Credits.

Gross profit

We had gross profit of $4,456,652 and $3,977,752 for the three months ended June 30, 2010 and June 30, 2009, respectively.  Gross profit margin was 64% and 83% for the three months ended June 30, 2010 and June 30, 2009, respectively.

We had gross profit of $9,554,857 and $6,908,069 for the nine months ended June 30, 2010 and June 30, 2009, respectively.  Gross profit margin was 44% and 53% for the nine months ended June 30, 2010 and June 30, 2009, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 were $4,046,641, or 58% of revenues, compared to operating expenses of $3,374,866, or 70% of revenues, for the same period ended June 30, 2009. Operating expenses for the nine months ended June 30, 2010 were $6,904,399, or 32% of revenues, compared to operating expenses of $5,814,450, or 45% of revenues, for the same period ended June 30, 2009. The increase in operating expenses during the three and nine months ended June 30, 2010 was attributable to increases in our advertising and marketing expenses and increases in administrative expenses resulting from planned improvements to our operations including enhancements to our auction websites and backend software.  Operating expenses also increased during the period for travel and marketing as we worked to expand our Business Associate Network. We also incurred significant legal expenses in connection with our SEC filings.

Provision for Income Taxes

The Company is subject to taxation in the U.S., Germany, and various other jurisdictions. We provide a quarterly income tax estimate which results in a provision that is approximately 35% of net income, or $(550,000) for the nine months ended June 30, 2010 after making a $389,976 reduction in the estimate for the three months ended June 30, 2010.

Discontinued Operations

In May 2009, the Company determined it was in the best long-term interest of the Company to discontinue the operations of Dublicom GMBH., a wholly-owned subsidiary. The Company recognized a net loss of $568,380 and $399,511 for the three months ended June 30, 2010 and 2009, respectively, and $568,380 and $1,718,763 for the nine months ended June 30, 2010 and 2009, respectively, on the disposal of the subsidiary and reported in the Consolidated Statements of Operations and Cash Flows within the caption, “discontinued operations”.  The Company has completed the winding up of this business.

Foreign Currency Translation

We had a foreign currency translation adjustment of $(417,970) in the three month period ended June 30, 2010 and a foreign currency translation adjustment of $(4,333) in the three month period ended June 30, 2009. We had a foreign currency translation adjustment of $(505,273) in the nine month period ended June 30, 2010 and a $0 foreign currency translation adjustment in the nine month period ended June 30, 2009.  These non-cash adjustments are the result of translating the European subsidiaries’ financial statements from their functional currency, the Euro into US Dollars for financial reporting purposes.  The amounts are reflected as other comprehensive income (loss) and do not affect net income or earnings per share.

Comprehensive Income

We had a comprehensive income (loss) of $(186,634), or (3)% of revenues, for the three month period ended June 30, 2010 compared to comprehensive income of $ 274,032, or 6% of revenues, for the same period ended June 30, 2009. Our comprehensive income is a function of revenues, cost of sales and other expenses, loss from discontinued operations and foreign currency translation adjustment as described above. Earnings per share in the three month period ended June 30, 2010 were $(0.01) per basic and $0.00 per fully diluted share based on basic weighted average number of shares outstanding during the period of 28,621,680 and fully diluted weighted average number of shares of 337,450,905 compared to earnings per basic share of $0.01 and $0.01 per fully diluted share in the three months ended June 30, 2009 on the basic and fully diluted weighted average number of shares outstanding of 20,674,802.

We had a comprehensive income of $1,019,532, or 5% of revenues, for the nine month period ended June 30, 2010 compared to a $(553,591), or (4)% of revenues, for the same period ended June 30, 2009. Earnings per share for continuing operations in the nine month period ended June 30, 2010 were $0.04 per basic and $0.00 per diluted share based on the basic weighted average number of shares outstanding during the period of 28,100,031 and fully diluted shares of 318,399,072 compared to earnings per basic share of $(0.03) and $(0.03) per fully diluted shares in the nine months ended June 30, 2009 on the basic and fully diluted weighted average number of shares outstanding of 20,674,802

Liquidity and Capital Resources

General

As of June 30, 2010 and September 30, 2009, we had working capital of approximately $(1,692,792) and $(2,644,590), respectively.  Our working capital has decreased in the nine month period ended June 30, 2010 as we have utilized some of our available capital to fund operations (including various discontinued operations) and purchase non-current assets such as real estate and software.

As of June 30, 2010, we had cash and cash equivalents of $1,024,426.  We also had $1,860,447 of restricted cash.  Restricted cash is a cash reserve maintained by our credit card processors on sales processed by them.  Our credit card processors are currently maintaining a 20%reserve for six months on each sale processed by them.

Our principal use of cash in our operating activities has historically been for restricted cash, inventory and for selling and general and administrative expenses.

Operating Activities

Cash flows provided by operating activities during the nine months ended June 30, 2010 were $(586,783), compared to cash flows provided by operating activities of $234977 during the nine months ended June 30, 2009. Significant items reducing cash flows from operations for the nine months ended June 30, 2010 include: an increase in restricted cash of $1,138,217; a decrease in commissions payable of $1,125,415; a decrease of accrued incentives $644,292; a decrease of accrued liabilities $566,534; an increase in inventory of $286,634. Items increasing cash flows from operations include significant increases in deferred revenue of $511,070 and increase in accounts payable of $127,421.

Investing and Financing Activities

Cash flows (used) in investing activities were $(1,229,214) and $(78,750) for the nine months ended June 30, 2010 and 2009, respectively. Our primary uses of cash for investing activities were the software license, deposits and options, and real estate and office equipment.

Cash flows provided by financing activities were $133,185 and $608,744 for the nine months ended June 30, 2010, and 2009, respectively, from proceeds of warrant exercises and sales of common stock and proceeds of $824,297 net of repayments of $654,021 from the Note Payable related party.

In the nine months ended June 30, 2010, we utilized approximately $600,000 of cash from operations and $1.2 million of cash for investment activities.  We financed this $1.8 million use of cash with our pre-existing cash resources and approximately $200,000 of net cash advances from our Chief Executive Officer, Mr. Michael Hansen.  For the quarter ending September 30, 2010, we anticipate our capital needs for investing activities will be approximately $1 million.  Unless we can generate significantly more capital from operations then we currently project may be generated, in the quarter ending September 30, 2010 we will need to secure additional capital to meet our projected cash needs for investment purposes and to otherwise continue to grow our business as planned.   Mr. Michael Hansen has provided us considerable financial support in the past, and he has verbally committed to provide us the capital we currently project we will need for investment purposes in the quarter ending September 30, 2010, if and when needed. Mr. Hansen has not yet reduced his commitment to writing. On August 19, 2010, Mr. Hansen lent the Company $190,431so that it could make the scheduled payment on a real estate contract it acquired as an investment.  If we are unable to generate or secure capital as planned, we may not be able to develop our business as planned and/or may be compelled to seek alternative sources of capital in order to pursue our current business plan.

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of June 30, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to Company, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Chief Executive Officer and Chief Financial Officer further concluded that the disclosure controls and procedures were not effective as of the following prior periods:nine months ended September 30, 2009; three months ended December 31, 2009; six months ended March 31, 2010 and; nine months ended June 30, 2010.

More specifically, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to:

(i)           inadequate accounting personnel;

(ii)         delays in the post-Merger integration of the Company’s and CG’s administrative, accounting and reporting systems and procedures;

(iii)        delays in the post-Merger integration and implementation of an effective system of internal control that governs the combined entities.

(iv)        delays in the adoption of board charters and policies and procedures that specify the policies and procedures to be utilized by the Company when considering and/or engaging in related party transactions.

Remediation Steps to Address Material Weakness:

To address the identified material weakness discussed above, we are in the process of enhancing our internal control processes.  To date, we have:

(i)          engaged a law firm to assist us in improving our securities law compliance and disclosure and our corporate governance systems

(ii)         engaged a firm of ERP system consultants to assist with the integration of the Companies’ subsidiaries accounting and reporting systems into a single automated system;

(iii)         hired a new Chief Technical Officer;

(iv)        terminated our former Chief Financial Officer and commenced a process to engage a new Chief Financial Officer, for which we have identified one highly qualified candidate, who is currently assisting the Company with these remediation steps in a consultant capacity;

(v)         commenced a reorganization of our accounting and administrative staff designed to improve workflow and enhance internal controls;

(vi)        hired a new Controller, and

(vii)       commenced the process of evaluating whether or not the Company should engage a new independent auditor

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

ITEM 1A.    RISK FACTORS

RISK FACTORS

Risks Related to Our Operations

The Company has identified no additional risk factors other than those described below or previously disclosed in its periodic reportsfiled with the Securities and Exchange Commission.

We may need additional capital to grow our operations as planned

In the nine months ended June 30, 2010, we utilized approximately $600,000 of cash from operations and $1.2 million of cash for investment activities.  We financed this $1.8 million use of cash with our pre-existing cash resources and approximately $200,000 of net cash advances from our Chief Executive Officer, Mr. Michael Hansen.  For the quarter ending September 30, 2010, we anticipate our capital needs for investing activities will be approximately $1 million.  Unless we can generate significantly more capital from operations then we currently project may be generated, in the quarter ending September 30, 2010 we will need to secure additional capital to meet our projected cash needs for investment purposes and to otherwise grow our business as planned.  Mr. Michael Hansen has provided us considerable financial support in the past, and he has verbally committed to provide us the capital we currently project we will need for investment purposes in the quarter ending September 30, 2010, if and when needed. Although Mr. Hansen has not reduced his commitment to writing,  on August 19, 2010 Mr. Hansen lent the Company $190,431 so that it could make the scheduled payment on a real estate contract it acquired as an investment.  If we are unable to generate or secure capital as planned, we may not be able to develop our business as planned and/or may be compelled to seek alternative sources of capital in order to pursue our current business plan.

Our search for acquisitions and joint ventures could result in the diversion or loss of resources and litigation risk.

We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of locating and evaluating potential acquisitions and joint ventures can be time consuming, difficult and expensive. In addition, the Company may be subject to various risks and business restrictions as it agrees to enter into non-disclosure agreements, letters of intent or memorandums of understanding in an effort to further explore potential transactions. Even if the Company enters into more definitive agreements with respect to a prospective transaction, the Company and any counter-parties to the transaction may, under certain circumstances, elect or determine not to proceed. Accordingly, there is also no assurance that the Company will ever recoup any of its investments or expenditures with respect to any targeted transaction.

In connection with any proposed transaction, the Company also faces the risk that it may need to expend resources in order to protect its rights, recoup its investment and/or defend itself against claims of third parties. For instance, the Company previously entered into a memorandum with a third party that purported to own a vast library of the recording works of a world famous performer and recording artist, various feature movie rights and certain technology. Pursuant to the memorandum, the Company intended to acquire all of the foregoing intellectual property rights in exchange for a significant amount of the Company’s common stock and various capital commitments. After signing the memorandum, the third party failed to demonstrate ownership of the intellectual property rights it claimed it owned and breached other obligations under the memorandum. The Company expects it will need to expend some amount of money in order to seek to demonstrate the memorandum is now unenforceable and recoup the capital it expended on the perceived business opportunity.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5.       OTHER INFORMATION

Loans from Chief Executive Officer

During the Quarter ended June 30, 2010, Michael Hansen advanced the Company $399,356 (290,244€) for working capital purposes.  The loan is evidenced by an unsecured note, dated August 23, 2010, payable by the Company to Mr. Hansen in the amount referenced above.  The note is interest free and due and payable 364 days from the date of the initial advance, May 24, 2010, and thereafter it is payable upon demand of Michael Hansen.

Termination of Former Chief Financial Officer

Since the Company filed its Form 8-K of July 16, 2010 announcing the termination of Mr. Fernandez, Mr. Fernandez has alleged certain disputes with the Company and threatened legal action.  More specifically, Mr. Fernandez has alleged that the Company was aware of Mr. Fernandez’s “many disputes” with the Company and “These disputes include but are not limited to accounting issues, disclosures of material items to shareholders including pending litigations, impairment to assets, revenue recognition, employment discrimination, my benefits and severance pay as well as you prohibiting me from answering shareholder inquiries.”Notwithstanding the Company's efforts to communicate with Mr. Fernandez, the Company has been unable to understand the factual basis of Mr. Fernandez's vague and non-specific allegations.

The Company believes Mr. Fernandez’s allegations are without merit.

ITEM 6. EXHIBITS

No.	Description
10.1	Promissory Note, dated August 22, 2010, of the Company to Mr. Michael Hansen*
31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed Herewith
**	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MEDIANET GROUP TECHNOLOGIES, INC.

Date: September 3, 2010	By:	/s/ Michael B. Hansen
Michael B. Hansen President

INDEX TO EXHIBITS

No.	Description

10.1	Promissory Note, dated August 23, 2010, of the Company to Mr. Michael Hansen*
31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed Herewith
**	Furnished Herewith