Form 10-Q/A
period 2009-12-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2011-03-30
CIK 1097792

U.S. Securities and Exchange Commission
Washington, D.C.20549

FORM 10-Q/A-1

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

(561) 417-1500
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

Large accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of preferred stock outstanding as of February 11, 2010:  5,000,000
Number of shares of common stock outstanding as of February 11, 2010:  28,325,430

EXPLANATORY NOTE

On December 16, 2010, the Board of Directors of the Company determined that the unaudited consolidated financial statements for the three months ended December 31, 2009, should be restated as a result of material misstatements.  The determination to restate the unaudited consolidated financial statements was made in connection with management’s assessment of accounting errors it discovered in connection with the preparation of the audited consolidated financial statements for the year ended September 30, 2010.

The Company has restated its balance sheet as of December 31, 2009 and its statements of operations, shareholders’ equity and cash flows for the three months then ended to correct errors in its accounting.  Certain reclassifications to conform to the presentations used in fiscal year 2010 have also been made to prior quarter's consolidated financial statements, none of which had any effect on previously reported net income or loss, or related per share amounts, of any period.

The descriptions of the error corrections and the effects of the restatements of the December 31, 2009 financial statements are as follows:

(1)	adjust cash for currency transaction losses not previously recorded;
(2)	reclassify deferred expenses previously netted to deferred revenue;
(3)	reclassify cash previously reported as a deposit;
(4)	adjust commissions payable for currency transaction losses not previously recorded;
(5)	record liability for unearned subscription revenue not previously recorded;
(6)	eliminate Intercompany transactions not previously eliminated;
(7)	adjust for costs erroneously recorded in 2010; and
(8)	correct 2010 tax provision.

As a result, on December 16, 2010, after discussion with the Company’s independent registered public accounting firm, the Company’s Board of Directors determined that the previously issued financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 and in its Forms 10-Q for the periods ended December 31, 2009, March 31, 2010 and June 30, 2010 should not be relied upon.  The Company simultaneously herewith is filing amendments to its Quarterly Reports on Form 10-Q for the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010 to reflect these restatements. The Company restated its financial statements for the year ended September 30, 2009 concurrently with the filing of its Annual Report for the year ended September 30, 2010.

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q for the quarter ended December 31, 2009 (the “Original 10-Q") in its entirety, as amended by, and to reflect, the restatement.  No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original 10-Q, except as required to reflect the effects of the restatement.  This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q affected by subsequent events.

The following sections of this Form 10-Q/A have been amended to reflect the restatement:

Part I – Item 1 – Financial Statements;
Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part I – Item 4 – Controls and Procedures; and
Part II – Item 1 – Legal Proceedings.

This Form 10-Q/A has been signed as of a current date and, as required by Rule 12b-15 of the Securities Exchange Act of 1934, all certifications of the Company’s Chief Executive Officer and our Chief Financial and Accounting Officer are given as of a current date.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q, including any amendments to those filings.

USE OF NAMES

In this quarterly report, the terms “MediaNet,” “Company,” “we,” or “our,” unless the context otherwise requires, mean MediaNet Group Technologies, Inc. and its subsidiaries.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2009	September 30, 2009**
	(Unaudited)
	(Restated)	(Restated)
Assets
Current Assets
Cash and cash equivalents	$4,063,304	$2,533,649
Restricted cash	720,906	721,987
Accounts receivable, net	147,865	72,985
Inventory	604,125	401,113
Prepaid customer acquisition costs	4,286,679	2,577,168
Prepaid expenses and other current assets	190,335	127,165
Deposits	38,075	—
Total current assets	10,051,289	6,434,067
Property and equipment, net	2,213,946	94,109
Other Assets	69,690	32,212
Total Assets	$12,334,925	$6,560,388

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$163,390	$121,451
Accrued liabilities	561,141	585,623
Accrued incentives	652,966	644,075
Loyalty points payable	241,044	209,025
Commissions payable	2,310,744	2,116,250
Customer deposits	27,431	18,342
Deferred revenue	9,252,710	5,560,762
Accrued interest - related party	1,627	—
Note Payable-related party	209,561	191,322
Total current liabilities	13,420,614	9,446,850
Stockholders’ deficit
Preferred Stock - $.01 par value 5,000,000 shares authorized, 5,000,000 outstanding	50,000	—
Common stock - $.001 par value 50,000,000 shares authorized, 27,343,552 and 27,303,552 outstanding	27,344	27,304
Additional paid-in capital	539,313	(768,528)
Accumulated other comprehensive income (loss)	(112,333)	(96,014)
Accumulated deficit	(1,590,013)	(2,049,224)
Total stockholders’ equity (deficit)	(1,085,689)	(2,886,462)
Total liabilities and stockholders’ equity (deficit)	$12,334,925	$6,560,388

** Derived from audited financial statements

The accompanying notes are an integral part of these consolidated financial statements

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended December 31,

	2009	2008
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)
Revenues	$4,283,935	$1,589,907
Direct cost of revenues
Direct Cost of revenues	3,214,364	1,060,308
Gross Profit	1,069,571	529,599
Operating Expenses
Total operating expenses	607,740	393,135
Income (loss) from operations	461,831	136,464
Other income (expense)
Interest income (expense)	(1,627)	—

Income (loss) from continuing operations before income taxes	460,204	136,464

Provision for income taxes	—	—

Income (loss) from continuing operations	460,204	136,464

Discontinued operations
Loss from operations of discontinued segment	—	(640,371)
Net income (loss) of discontinued operations, Net of income taxes	—	(640,371)

Net income (loss) from operations	460,204	(503,907)
Other comprehensive income
- Foreign currency translation gain (loss)	16,317	(15,070)
	—	—
COMPREHENSIVE (LOSS) INCOME	$443,887	$(518,977)

Earnings (loss) per share:
Continuing operations- basic	$0.02	$0.01
Continuing operations- diluted	$0.00	$0.01
Discontinued operations- basic and diluted	$—	$(0.04)
Weighted average number of shares outstanding during the period:
Basic	27,309,639	19,205,529
Diluted	253,631,870	19,205,529

The accompanying notes are an integral part of the consolidated financial statements

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the 3 Months Ended December 31,

	2009	2008
	(Unaudited)	(Unaudited)
	(Restated)	(Restated)
Cash flows from operating activities:
Net Income -loss from operations	$460,204	$(503,907)
Prior period adjustment	45,801	—
Foreign currency gains -losses	(24,928)	—
Depreciation and amortization	12,571	1,631
Stock & warrants issued for services	—	6,960
-Increase decrease in assets:
Restricted cash	1,081	(400,333)
Accounts receivable	(74,880)	(501,100)
Inventory	(203,012)	20,025
Prepaid customer acquisition costs	(1,709,511)	(967,395)
Prepaid expenses	(63,170)	(10,960)
Deposits	(39,058)	—
Employee advance	(36,605)	—
Increase -decrease in liabilities:
Accounts payable	41,939	168,002
Accrued liabilities	(15,589)	3,292
Commission payable	194,494	—
Customer deposits	41,108	—
Deferred revenue	3,691,948	1,883,681
Note Payable-related party	—	88,000
Net cash provided -used in operating activities	2,322,393	(212,104)
Cash flows from investing activities:
Purchase of software license	(400,000)	—
Purchase fixed assets	(382,374)	(56,026)
Net cash provided -used in investing activities	(782,374)	(56,026)
Cash flows from financing activities
Proceeds from the issuance of common shares and warrants	20,000	—
Proceeds from issuance of note payable-related party	26,239	440,654
Payments on note payable-related party	(18,627)	—
Net cash provided -used by financing activities	27,612	440,654
Effect of exchange rate changes on cash
Foreign currency translation adjustment	(37,977)	(6,152)
Net increase -decrease in cash and equivalents	1,529,655	166,372
Cash at beginning of period	2,533,649	80,037
Cash at end of period	$4,063,304	$246,409

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the 3 Months Ended December 31,
(Continued)

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,627	$—
Cash paid for income taxes	—	—

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive loss	—	(15,070)

The accompanying notes are an integral part of the consolidated financial statements

MediaNet Group Technologies Inc. and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Description of Business

MediaNet Group Technologies, Inc. (“MediaNet Group” or the “Company”), through its wholly owned subsidiaries, is a global marketing company that sells merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  As of December 31, 2009, our online auctions were conducted in Europe, North America, Australia and New Zealand and we had a network of independent business associates that sold “credits”, or the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  These auctions are designed to offer consumers real savings on these goods.  The Company, through its subsidiary, BSP Rewards, Inc., also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services purchased from participating merchants.

The Company is organized in Nevada and has its principal executive offices in Boca Raton, Florida.  The Company’s wholly owned subsidiaries are domiciled in Delaware, Florida and Nevada in the United States and in the British Virgin Islands, Cyprus and Berlin, Germany.

As of February 11, 2010, our President and Chief Executive Officer, through his beneficial ownership of the Company’s outstanding Series A Preferred Stock, has the indirect shared power to cast approximately 88% of the combined votes that can be cast by the holders of the Common Stock and the Series A Preferred Stock, which generally vote together as a single class on all matters submitted to the vote of shareholders. Accordingly, he, along with another person who is not an officer or director of the Company, has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors and all other corporate actions.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not contain all the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments which are necessary for the fair presentation of the condensed consolidated financial statements have been included and all such adjustments are of a normal and recurring nature. The operating results for the three months ended December 31, 2009 are not necessarily representative of the results of future quarterly or annual periods. The following information should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

The unaudited condensed consolidated financial statements include the accounts of MediaNet Group Technologies, Inc. and its subsidiaries which are wholly owned or otherwise under common control. All intercompany accounts and transactions have been eliminated in consolidation. The following subsidiaries are included in the consolidation at December 31, 2009 and 2008.

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
* Acquired May 24, 2010

As is more fully described in Note 12 to the Financial Statements, DubLi Logistics was identified as one of the consolidated subsidiaries of the Company in Amendment No. 1 to the Company’s Form 8-K filed with the SEC on February 4, 2010 (the “Form 8-K”) and the Company’s Form 10-Q for the quarter ended December 31, 2009 (the “Form 10-Q”) based upon DubLi Logistics’ historical and current operation as an affiliated, profitless, product purchasing agent of DUBLICOM.  DubLi Logistics is operated exclusively by employees of Lenox Logistik.

The results of operations and assets and liabilities of DubLi.com, LLC’s subsidiaries were also included in the Company’s consolidated results of operations as reported in the Form 8-K and Form 10-Q based upon their common ownership and historical relationship to CG Holdings Limited (“CG”) and its other consolidated subsidiaries. DubLi.com, LLC, which is a holding company, has never directly operated a business and its subsidiaries were sold or their businesses were discontinued in the second quarter of 2009.

The condensed balance sheet as of September 30, 2009 has been derived from financial statements audited by Lake & Associates LLC, independent public accountants, as indicated in their report included in the Company’s 10-K for September 30, 2009.

The balance sheet as of December 31, 2009 have been corrected for an understatement of 500,000 outstanding shares, an error that existed from July 2007 until December 31, 2009 and the omission of existence of 5 million shares of authorized preferred stock for the periods from inception until December 31, 2009.  This Note also contains previously undisclosed information about each subsidiary company’s status as either wholly owned or controlled.

The Company has evaluated subsequent events and determined no adjustment or additional disclosure other than that already made to these financial statements, specifically in Note 12, is considered necessary based on this evaluation.

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

Foreign Currency

Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at year-end exchange rates for assets and liabilities and historical exchange rates during the year for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive income or loss. Financial statements of subsidiaries operating in highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in current earnings. Gains or losses resulting from foreign currency transactions are recorded in operating expense.

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

Level 1— Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis and, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2009, nor any gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

Inventory

The inventory represents merchandise purchased at cost. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. Shipping and handling costs are included in purchases for all periods presented.

Property, Software and Leasehold Improvements

Property is recorded at cost. The cost of maintenance and repairs of equipment is charged to operating expense when incurred. Depreciation and amortization is determined based upon the assets’ estimated useful lives, and is calculated on a straight-line basis when the asset is placed in service. When the Company sells, disposes or retires equipment or replaces a leasehold improvement, the related gains or losses are included in operating results. Property is depreciated over three years and leasehold improvements are recorded at cost and are amortized over the remaining lease term.

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

BSP Rewards revenue is earned principally from revenue rebates (commissions) earned from merchants participating in its online shopping malls, gift card sales from each rewards mall program and, web design/maintenance/hosting fees it earns for building and hosting its private-branded online mall platform for outside organizations. The Company receives rebates from participating merchants on all transactions processed by BSP through its online mall platform. The percentage rebate paid by merchants varies between 1% and 30% and BSP normally shares 50% of the rebate with the member who made the purchase.

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

Computation of Income and Loss per Share

The Company computes income and loss per share in accordance with ASC 260, previously SFAS No. 128, Earnings  per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential Common Stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive shares of Common Stock are considered anti-dilutive and thus are excluded from the calculation. As of December 31, 2009, the Company had two classes of potentially dilutive derivatives of Common Stock as a result of warrants granted and convertible preferred stock issued.

Dividends

The Company’s policy is to retain earnings to provide funds for the operation and expansion of our business and not to pay dividends.

Share-Based Payments

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation, which establishes the accounting for share-based awards and the inclusion of their fair value in net earnings in the respective periods the awards, were earned. Consistent with the provisions of ASC 718, the Company estimates the fair value of stock options and shares issued under its employee stock purchase plan using the Black-Scholes option-pricing model. Fair value is estimated on the date of grant and is then recognized (net of estimated forfeitures) as expense in the Consolidated Statements of Operations over the requisite service period (generally the vesting period).

ASC 718 requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation. The Black-Scholes model determines the fair value of stock-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is determined in accordance with ASC 718 and Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, (“SAB 107”) as amended by SAB No. 110, using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted except as described below.

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

Note 4 – Foreign Currency

All of the Company’s foreign subsidiaries designate the Euro as their functional currency. As of December 31, 2009, the total amount of cash held by foreign subsidiaries was $3.96 million which was maintained or invested in Euros.

Note 5 – Inventory

Inventory consists of the following at the dates indicated:

	December 31,	September 30,
	2009	2009
Merchandise	$501,322	$321,067
Gift Cards	101,257	80,046
Total	$602,579	$401,113

Note 5 – Income Taxes

The provision (benefit) for income taxes from continuing operations consisted of the following:

	December 31,	September 30,
	2009	2009
Current tax benefit:
Federal	$-	$-
State	-	-
	-	-
Deferred tax benefit:
Federal	-	-
	$-	$-

The tax effect of significant items comprising our net deferred tax assets as of December 31, 2009 and September 30, 2009 are as follows:

	December 31,	September 30,
	2009	2009
Deferred tax assets:
Stock options	$248,009	$90,535
Federal and state net operating loss carryforwards	1,995,278	1,738,948
Foreign net operating loss carryforwards	371,326	109,157
Other	55,346	526
Gross deferred tax assets	2,669,959	1,939,166
Less: valuation allowance	(2,546,601)	(1,939,166)
Net deferred tax assets	123,358	-
Deferred tax liabilities	(123,358)	-
Net deferred taxes	$-	$-

At December 31, 2009, the Company had $5,302,362 of net operating loss carryforwards for US federal income tax purposes that expire beginning in 2025.  Due to Internal Revenue Code Section 382 limitations related to the change in ownership of the Company, the utilization of pre-acquisition net operating losses is limited on an annual basis.  The Company had approximately $3,713,258 of foreign net operating loss carryforwards at December 31, 2009.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the period in which these temporary differences become deductible.  Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment.  As of December 31, 2009 and September 30, 2009, valuation allowances of $2,546,601 and $1,939,166 have been recorded, respectively.

A reconciliation of U.S. statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective tax rate for the quarter ended December 31, 2009 and the year ended September 30 is as follows:

	December 31,	September 30,
	2009	2009
Statutory rate	35%	-35%
Permanent difference	7%	0%
Effect of foreign earnings	-72%
State income taxes, net of federal benefit	1%	0%
Valuation allowance	27%	35%
Other	2%
	0%	0%

Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a more likely than not threshold.  In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions.  The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management's evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a  taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company's financial statements.  Management believes that the Company has not taken any material tax positions that would be deemed to be uncertain, therefore the Company has not established a liability for uncertain tax positions for the years ended September 30, 2010 and 2009.

MediaNet Group Technologies Inc. and its subsidiaries file income tax returns in the U.S. federal jurisdiction and Germany. MediaNet Group Technologies Inc. and each of its subsidiaries file separate income tax returns.

Note 6 – Property and Equipment

Equipment at cost consists of office furniture, computer equipment and software. Depreciation expense for the three months ended December 31, 2009 and the year ended September 30, 2009 was $12,571 and $19,595, respectively.

	December 31,	September 30,
	2009	2009
Cost	$2,262,859	$140,514
Accumulated Depreciation	(51,898)	(46,375)
Net	$2,210,961	$94,139

Note 7 – Commitments and Contingencies

The Company has non-cancellable operating leases for office space in Berlin, Germany and Boca Raton, Florida that expire in 2014 and 2020, respectively. Under the lease agreement in Berlin, the Company leases 589.9 square meters of office space and is obligated to pay property taxes, insurance and maintenance costs. The lease agreement in Boca Raton is for 10,476 square feet of office space and the Company is obligated to pay common area maintenance and sales tax.  Total rental expense for the three months ended December 3, 2009 was $119,955 and $165,697, respectively.

Future minimum rental commitments for non-cancellable operating leases at December 31, 2009, were as follows:

2010	$330,839
2011	407,333
2012	418,587
2013	430,129
Thereafter	1,902,025
Total	$3,488,913

The Company has a non-cancelable operating lease for office space with an unrelated party. The lease began March 1, 2004 and expires January 31, 2010. Accordingly, the Company has $8,400 remaining on this non-cancelable operating lease for the period ending January 31, 2010.

Note 8 – Loans from Shareholders

During 2009, Michael Hansen, the President and Chief Executive Officer of the Company, loaned the Company $99,855.  That loan together with a $116,500 loan from the Company’s former CEO Martin Berns were repaid in the second quarter. The loans are summarized as follows:

	December 31	September 30
	2010	2009
Michael Hansen	$91,855	$99,855
Martin Berns	$116,500	$91,500

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

 Note 10 – Stock and Equity

Common Stock

The Company had authorized 50,000,000 shares of Common Stock, par value $.001 per share, at December 31, 2009 and September 30, 2009, respectively. At September 30, 2009, the Company had 27,843,552 shares of Common stock outstanding. At December 31, 2009 the Company had 28,621,680 shares of Common Stock outstanding.

Preferred Stock

The Company had authorized 5,000,000 shares of Preferred Stock, par value $0.01 per share, at December 31, 2009 and September 30, 2009, respectively. As of September 30, 2009, there were 0 shares of Preferred Stock outstanding.  As of December 31, 2009, there were 5,000,000 shares of Preferred Stock outstanding, all of which were designated as “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”).

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

Under the Certificate of Designation in effect at December 31, 2009, the Series A Preferred Stock is automatically convertible into shares of the Common Stock at the conversion ratio of 54.7229736 shares of Common Stock for each share of the Series A Preferred Stock (the “Conversion Ratio”) in the event the shareholders approve an increase in the number of authorized shares of Common Stock to not less than five hundred million.  The holders of the Series A Preferred Stock are not entitled to any dividend preference but are entitled to participate pari passu in dividends declared with respect to the Common Stock as if the Series A Preferred Stock was converted in Common Stock at the Conversion Ratio.  Similarly, the holders of the Series A Preferred Stock are not entitled to any liquidation preference but, in the event of any liquidation, dissolution or winding up of the Company, the outstanding shares of Series A Preferred Stock shall be deemed converted into shares of Common Stock at the Conversion Ratio and shall participate pari passu in the distribution of liquidation proceeds.  Holders of the Series A Preferred Stock are entitled to vote on matters presented to the holders of Common Stock as if the Series A Preferred Stock was converted into the Common Stock at the Conversion Ratio.  Except as provided by Nevada law, holders of Series A Preferred Stock vote together with the holders of Common Stock as a single class.

On May 24, 2010, the Company amended the Certificate of Designation for the Series A Preferred Stock to increase the Conversion Ratio from 54.7229736 to 55.514574.

The Company does not have reserved and available out of its authorized but unissued shares of Common Stock the number of shares of common stock that shall be sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock. The Company’s shareholders have not yet effectively approved an increase in the Company’s authorized shares of Common Stock to five hundred million (500,000,000) shares. These financial statements for the three month period ended December 31, 2009 have been prepared using the Conversion Ratio in effect as of December 31, 2009 (54.7229736 shares of Common Stock for each share of Series A Preferred Stock).

Change in control

On October 19, 2009, there was a change in the effective control of the Company. On that date, pursuant to the Merger Agreement (the “Merger Agreement”), dated as of August 10, 2009, and subsequently amended on September 25, 2009, among the Company, the Company’s then subsidiary MediaNet Merger Sub, Inc., a Nevada corporation, and CG Holdings Limited, the Company acquired all of the issued and outstanding shares of CG for 5,000,000 shares of the Company’s Series A Preferred Stock (the “Merger”). Holders of the Series A Preferred Stock are entitled to vote on matters presented to the holders of Common Stock as if the Series A Preferred Stock was converted into the Common Stock at the Conversion Ratio.  In addition, the Series A Preferred Stock will automatically convert into shares of the Common Stock at the Conversion Ratio in the event the shareholders approve an increase in the number of authorized shares of Common Stock to not less than five hundred million.  Accordingly, Zen Holding Group Limited (“Zen”), the sole record holder of CG owns approximately 88% of the voting power of the Company.  Michael Hansen, the President and Chief Executive of the Company, and Michel Saouma, who is neither a director nor executive officer of the Company, indirectly share the right to vote and make investment decisions with respect to the shares held by Zen.

In addition, as a condition to the Merger, the Company agreed to appoint:

•	Michael Hansen as a director and as President and Chief Executive Officer of the Company;

•	Kent Holmstoel as Chairman of the Board and Chief Operating Officer of the Company; and

•	Andreas Kusche as a director and as General Counsel of the Company.

In connection with the Merger, all of the persons serving as directors of the Company as of October 19, 2009, other than Mr. Martin Berns, resigned as of such date. On October 29, 2009, the Company appointed Mr. Hansen as President and Chief Executive Officer, Mr. Holmstoel as Chief Operating Officer and Mr. Kusche as General Counsel of the Company.  Also on such date, Steven Adelstein was appointed to the Board by Mr. Berns, who was then the sole remaining Board member. On February 23, 2010, Mr. Adelstein resigned and was replaced by Andreas Kusche. The appointment of Messrs. Hansen and Holmstoel were effective upon our compliance with Securities and Exchange Commission Rule 14f-1, which requires us to distribute certain information regarding the proposed directors.  We circulated such information as part of a Schedule 14C previously filed with the Securities and Exchange Commission which was amended and made effective September 30, 2010.

Software purchase agreement

On October 29, 2009, Lenox Resources, LLC, a Delaware limited liability Company (“Lenox”) which is an indirect subsidiary of the Company, executed and closed on a Software Purchase Agreement with MSC, Inc., d/b/a Lariat (the “Agreement”) for the purchase and assignment of database tracking, monitoring, statistic tools and widget software known as “Cinch” and “Connect” (the “Software”) and associated copyrights. The purchase price of the Software was $400,000 paid in cash at closing, together with 6,080,330 shares of common stock of the Company. Pursuant to the Agreement, Lenox will hire certain staffs of MSC, Inc., who are dedicated to the development of the Software. The Agreement also provides that MSC, Inc. will have a right to market the Software to its own clients as a distributor, with the exclusion of any sale that would compete with the Company. The total value of the transaction was $1,737,673 based on the fair market value of the common shares at October 29, 2009 of $0.22 per share

On December 16, 2009, 40,000 shares of common shares were issued to a warrant holder for total proceeds of $20,000.

Note 11 – Discontinued Operations

In May 2009, the Company determined it was in the best long-term interest of the Company to discontinue the operations of Dubli.com GMBH., a wholly-owned subsidiary, and put the assets and business up for sale. The decision to sell this wholly owned subsidiary was primarily influenced by management’s decision to concentrate its efforts on its wholly owned subsidiary, Dubli Network.

The Company recognized a net loss of $1,980,285 during the year ended September 30, 2009 on the disposal of the subsidiary and reported in the Consolidated Statements of Operations and Cash Flows within the caption, “discontinued operations”.

Note 12 - Restatement of Previously Issued Financial Statements

On December 16, 2010, the Board of Directors of the Company determined that the unaudited consolidated financial statements for the three months ended December 31, 2009, should be restated as a result of material misstatements.  The determination to restate the unaudited consolidated financial statements was made in connection with management’s assessment of accounting errors it discovered in connection with the preparation of the audited consolidated financial statements for the year ended September 30, 2010.

The Company has restated its balance sheet as of December 31, 2009 and its statements of operations, shareholders’ equity and cash flows for the three months then ended to correct errors in its accounting.  Certain reclassifications to conform to the presentations used in fiscal year 2010 have also been made to prior quarter's consolidated financial statements, none of which had any effect on previously reported net income or loss, or related per share amounts, of any period.

The descriptions of the error corrections and the effects of the restatements of the December 31, 2009 financial statements are as follows:

(1)	Adjust cash for currency transaction losses not previously recorded.
(2)	Reclassify deferred expenses previously netted to deferred revenue.
(3)	Reclassify cash previously reported as a deposit.
(4)	Adjust commissions payable for currency transaction losses not previously recorded.
(5)	Record liability for unearned subscription revenue not previously recorded.
(6)	Eliminate Intercompany transactions not previously eliminated.
(7)	Adjust for costs erroneously recorded in 2010.
(8)	Correct 2010 tax provision.

As a result, on December 16, 2010, after discussion with the Company’s independent registered public accounting firm, the Company’s Board of Directors determined that the previously issued financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 and in its Forms 10-Q for the periods ended December 31, 2009, March 31, 2010 and June 30, 2010 should not be relied upon.  The Company simultaneously herewith is filing amendments to its Quarterly Reports on Form 10-Q for the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010 to reflect these restatements. The Company restated its financial statements for the year ended September 30, 2009 concurrently with the filing of its Annual Report for the year ended September 30, 2010.

The effects of the restatement adjustments on the consolidated financial statements are as follows:

	December 31, 2009	Adjust	Restated
Balance Sheet
Assets
Current Assets
Cash and cash equivalents	$3,965,100	$98,204	$4,063,304
Restricted cash	687,145	33,761	720,906
Accounts receivable, net	196,492	(48,627)	147,865
Inventory	602,607	1,518	604,125
Prepaid Customer Acquisition costs	—	4,286,679	4,286,679
Prepaid expenses and other current assets	190,379	(44)	190,335
Deposits	143,236	(105,161)	38,075
Total current assets	5,784,959	4,266,330	10,051,289

Property and equipment, net	2,210,961	2,985	2,213,946
Other Assets	68,772	918	69,690
Total Assets	$8,064,692	$4,270,233	$12,334,925

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$163,098	$292	$163,390
Accrued liabilities	557,997	3,144	561,141
Accrued incentives	644,292	8,674	652,966
Loyalty points payable	241,044	-	241,044
Commissions payable	2,042,908	267,836	2,310,744
Income taxes payable	796,838	(796,838)	-
Customer deposits	27,064	367	27,431
Deferred revenue Credits	3,776,510	4,691,822	8,468,332
Deferred revenue Fees		784,378	784,378
Accrued interest - related party	1,627	-	1,627
Note Payable-related party	208,355	1,206	209,561
Total current liabilities	8,459,733	4,960,881	13,420,614

Stockholders’ deficit
Preferred Stock - $.01 par value5,000,000 shares authorized, 5,000,000 outstanding	50,000	-	50,000
Common stock - $.001 par value50,000,000 shares authorized, 27,343,552 outstanding 27,303,552	27,344	-	27,344
Additional paid-in capital	539,105	208	539,313
Accumulated other comprehensive income (loss)	(14,177)	(98,156)	(112,333)
Accumulated deficit	(997,313)	(592,700)	(1,590,013)
Total stockholders’ equity (deficit)	(395,041)	(690,648)	(1,085,689)
Total liabilities and stockholders’ equity	$8,064,692	$4,270,233	$12,334,925

Statements of Operations	December 31, 2009	Adjust	Restated
Three Months Ended
Revenues	$8,119,531	$(3,835,596)	$4,283,935
Direct Cost of revenues	5,044,457	(1,830,093)	3,214,364
Gross Profit	3,075,074	(2,005,503)	1,069,571
Operating expenses	1,798,931	(1,191,191)	607,740
Income (loss) from operations	1,276,143	(814,312)	461,831
Interest income (expense) net	(1,627)	-	(1,627)
Income (loss) from continuing operations before income taxes	1,274,516	(814,312)	460,204
Provision for income taxes	509,000	(509,000)	-
Net income (loss) from operations	765,516	(305,312)	460,204
Foreign currency translation gain (loss)	-	(16,317)	(16,317)
COMPREHENSIVE (LOSS) INCOME	$765,516	$(321,629)	$443,887

Earnings (loss) per share:
Continuing operations- basic and diluted	$0.03	$(0.01)	$0.02
Weighted average number of shares outstanding during the period - basic and diluted	27,309,639	-	27,309,639

Three Months Ended	December 31, 2008	Adjust	Restated
Revenues	2,905,962	(1,316,055)	1,589,907
Direct Cost of revenues	1,920,044	(859,735)	1,060,309
Gross Profit	985,918	(456,320)	529,598
Operating Expenses	810,397	(417,262)	393,135
Income (loss) from operations	175,521	(39,058)	136,463
Interest income (expense) net	-	-	-
Income (loss) from continuing operations before income taxes	175,521	(39,058)	136,463
Provision for income taxes	-	-	-
Income (loss) from continuing operations	175,521	(39,058)	136,463
Loss from operations of discontinued segment	(685,580)	45,209	(640,371)
Net income (loss) from operations	(510,059)	6,151	(503,908)
Foreign currency translation (gain) loss	1,869	(16,939)	(15,070)
Comprehensive income (loss)	(508,190)	(10,788)	(518,978)

Earnings (loss) per share:
Continuing operations- basic and diluted	$0.01	-	$0.01
Discontinued operations- basic and diluted	$(0.04)	$0.01	$(0.03)
Weighted average number of shares outstanding during the period - basic and diluted	19,205,527	-	19,205,527

Statements of Cash Flows	December 31, 2009	Adjust	Restated
Three Months Ended
Cash flows from operating activities
Net Income (loss) from operations	$765,516	$(305,312)	$460,204
Prior period adjustment	—	45,801	45,801
Currency	—	(24,928)	(24,928)
Adjustments :
Depreciation and amortization	12,571	—	12,571
(Increase) decrease in assets:
Restricted cash	35,085	(34,004)	1,081
Accounts receivable	(123,494)	48,614	(74,880)
Inventory	(201,466)	(1,546)	(203,012)
Prepaid Customer Acquisition costs	—	(1,709,511)	(1,709,511)
Prepaid expenses	(63,170)	—	(63,170)
Deposits	(49,166)	11,091	(38,075)
Other current assets	(55)	(928)	(983)
Employee advance	(36,605)	-	(36,605)
Increase (decrease) in liabilities:
Accounts payable	41,637	302	41,939
Accrued liabilities	(27,716)	3,236	(24,480)
Accrued incentives	-	8,891	8,891
Commission payable	166,303	28,191	194,494
Income tax payable	509,000	(509,000)	-
Customer deposits	40,735	373	41,108
Deferred revenue	1,149,675	2,542,273	3,691,948
Net cash provided (used) in operating activities	2,218,850	103,543	2,322,393

Cash flows from investing activities:
Purchase of software license	(400,000)	-	(400,000)
Purchase of license	(2,790)	2,790	-
Purchase fixed assets	(376,569)	(5,805)	(382,374)
Net cash provided (used) in investing activities	(779,359)	(3,015)	(782,374)

Cash flows from financing activities
Proceeds from common shares and warrants	20,000	-	20,000
Proceeds note payable-related party	25,000	1,239	26,239
Payments note payable-related party	(18,627)	-	(18,627)
Net cash provided (used) by financing activities	26,373	1,239	27,612
Effect of exchange rate changes on cash	-	(37,977)	(37,977)
Net increase (decrease) in cash	1,465,864	63,790	1,529,654
Cash at beginning of period	2,499,237	34,412	2,533,649
Cash at end of period	$3,965,101	$98,202	$4,063,303

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$1,627	$1,627
Cash paid for income taxes	-	-	-

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment	-	(16,317)	(16,317)
Stock issued for software	-	1,337,673	1,337,673
Recapitalization	-	6,874,886	6,874,886

Three Months Ended	December 31, 2008	Adjust	Restated
Net Income (loss) from continuing operations	$(510,059)	$646,522	$136,463
Net Loss from Discontinued operations	-	(640,371)	(640,371)
Cash flows from operating activities	(510,059)	6,151	(503,908)
Adjustments :
Depreciation and amortization	1,631	-	1,631
Stock & Warrants issued for services	-	6,960	6,960
(Increase) decrease in assets:
Restricted cash	(400,333)	-	(400,333)
Accounts receivable	(501,100)	-	(501,100)
Inventory	20,025	-	20,025
Prepaid Customer Acquisition costs	-	(967,395)	(967,395)
Prepaid expenses	(10,960)	-	(10,960)
Increase (decrease) in liabilities:
Accounts payable	168,002	-	168,002
Accrued liabilities	3,292	-	3,292
Deferred revenue	916,286	967,395	1,883,681
Note Payable-related party	-	88,000	88,000
Net cash provided (used) in operating activities	(313,216)	101,111	(212,105)

Cash flows from investing activities:
Purchase fixed assets	(56,026)	-	(56,026)
Net cash provided (used) in investing activities	(56,026)	-	(56,026)

Cash flows from financing activities:
Issuance of common shares	(479,083)	-	(479,083)
Proceeds note payable-related party	929,506	-	929,506
Proceeds from common shares	(9,769)	-	(9,769)
Net cash provided (used) by financing activities	440,654	-	440,654

Effect of exchange rate changes on cash	-	(6,152)	(6,152)
Net increase (decrease) in cash	71,412	94,960	166,372
Cash at beginning of period	80,037	-	80,037
Cash at end of period	$151,449	$94,959	$246,408

Supplemental disclosures of cash flow information:
Cash paid for interest	-	-	-
Cash paid for income taxes	-	-	-

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive loss	-	$(15,070)	$(15,070)

Note 13 – Subsequent Events

The Merger and Merger Related Transactions
Pursuant to the Merger Agreement, the Company acquired on October 19, 2009 all of the outstanding shares of CG in exchange for the issuance to CG’s shareholders of 5,000,000 shares of the Series A Preferred Stock.  The agreement provides that the Series A Preferred Stock will be automatically converted into Common Stock of at such time as the Company’s Articles of Incorporation are amended to increase the number of authorized shares of Common Stock to 500,000,000 shares.  Assuming all of the shares of Series A Preferred Stock were converted into Common Stock as of October 19, 2009, the former record holder of CG, Zen Holding Group Limited (“Zen”), would have become the record holder of approximately 88% of the then issued and outstanding Common Stock, on a fully diluted basis.

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

Merger Adjustments

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

DubLi Logistics - Purchasing Agent of DUBLICOM

DubLi Logistics was identified as one of the consolidated subsidiaries of the Company in Amendment No. 1 to the Company’s Form 8-K filed with the SEC on February 4, 2010 (the “Form 8-K”) and the Company’s Form 10-Q for the quarter ended December 31, 2009 (the “Form 10-Q”) based upon DubLi Logistics’ historical and current operation as an affiliated, profitless, product purchasing agent of DUBLICOM.  DubLi Logistics is operated exclusively by employees of Lenox Logistik.

DubLi Properties - Property Orally Pledged to DubLi

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights to the Company.  The Cayman Property Rights were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments.  The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi business associates upon completion of certain performance objectives.

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

The Company and Mr. Hansen had previously expected that the investors in DubLi.com, LLC (the “DubLi.com Investors”) would receive from Zen certain shares of Common Stock.  With the acceleration of the Merger closing and Merger restructuring, the DubLi.com Investors were expected to receive from Zen 62,679,116 shares of Common Stock upon the conversion of the Series A Preferred Stock to Common Stock.  Since Zen has not transferred and does not intend to transfer Common Stock to the DubLi.com Investors as previously anticipated, the Company and Zen entered into an agreement, dated May 24, 2010 (the “Post-Merger Agreement”), pursuant to which Zen has returned to the Company 1,129,057 shares of Preferred Stock, which were otherwise convertible into 62,679,116 shares of Common Stock.

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

The following table sets forth the beneficial ownership of the Common Stock and the Preferred Stock as of May 24, 2010 for each of the Company’s greater than 5% shareholders, directors, named executive officers and by all of the Company’s directors and executive officers as a group.  For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, which rule focuses on the power to vote shares or make investment decisions with respect to such shares, potentially irrespective of any pecuniary interest in such shares.  The information as to the securities beneficially owned by Zen, Mr. Hansen and Mr. Saouma are based upon a Schedule 13D filed on June 24, 2010.

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

(3)           Zen Holding Group Limited’s (“Zen”) address is 197 Main Street, Road Town, Tortola, British Virgin Islands.

(4)           All of the outstanding shares of Preferred Stock are held of record by Zen.  Mr. Hansen and Mr. Saouma have the indirect shared right to vote and make investment decisions with respect to these shares held by Zen pursuant to an oral agreement.  Mr. Hansen and Mr. Souma have a 24% and 2% pecuniary interest, respectively, in Zen’s assets as of May 24, 2010 and, accordingly, claim a 21.6% and 1.8% pecuniary interest, respectively, in the outstanding shares of our Common Stock as of May 24, 2010 (assuming conversion of the Series A Preferred Stock).  Each of Mr. Hansen and Mr. Saouma disclaim a pecuniary interest in any other shares of Common Stock.  The figures provided do not include the 1,141,933 shares of Series A Preferred Stock returned by Zen to the Company and otherwise representing a 20.70 % beneficial interest in the Company.

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

(10)         Mr. Martin A. Bern’s address is 2936 Via Napoli, Deerfield Beach, FL 33442.

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

Amendment of Certificate of Designation

In connection with the preparation of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and a review of the transfer agent records, it came to the Company’s attention that the number of shares of the Company’s Common Stock outstanding prior to the Merger was understated by a total of 439,878 (the “Additional Common Stock”), comprised of 500,000 shares purchased by a shareholder in July 2007 (although the certificate was not issued until January 2010) offset by an accounting error in connection with the net exercise of warrants involving approximately 60,000 shares.  In light of this understatement, as of May 24, 2010, the Company amended the Certificate of Designation setting forth the terms of the Preferred Stock (the “Adjustment Amendment”).  In the Adjustment Amendment, the Conversion Ratio was increased from 54.7229736 to 55.514574 to permit the holders of the Preferred Stock to maintain their expected percentage ownership after taking into account the Additional Common Stock.

Proposed Two Step Transfer of Common Stock to DubLi.com Beneficiaries and Lenox Beneficiaries

In May 2010 Company announced that:

•	Zen Holding had returned to the Company 1,141,933 shares of Preferred Stock, which were convertible into 63,393,933 shares of Common Stock (the “Loyalty Shares”);

•
the Company intended to use 62,679,116 of the  Loyalty Shares to purchase, in a registered tender offer, various outstanding interests in DubLi.com, LLC from persons (the “DubLi.com Beneficiaries”) other than  Mr. Michael Hansen; and

•
the Company intended to transfer 714,817 of the Loyalty Shares to various employees (the “Lenox Beneficiaries” and together with the DubLi.com Beneficiaries, the “Beneficiaries”) of Lenox Resources, LLC.

The Company has since determined not to seek to acquire interests in DubLi.com, LLC. Nonetheless, the Company would still like to provide the Beneficiaries a significant ownership interest in the Company.

Accordingly, the Company anticipates transferring the Loyalty Shares to a trust (the “Trust”) on or about March 28, 2011, (the “Initial Transfer Date”) and, on March 28, 2012 (the “Final Transfer Date”), have the Trust transfer the Loyalty Shares to the Beneficiaries (the “Two Step Transfer”). The Loyalty Shares are expected to be freely transferrable after the Final Transfer Date.

The Company believes the Two Step Transfer process is preferable to conducting some form of registered offerings in the United States and numerous other countries due to, among other things, the projected expense and time required to complete registered offerings in numerous jurisdictions.

Establishment of the Trust and Issuance of the Loyalty Shares

The Two Step Transfer process is governed by the share transfer agreement, dated February 25, 2011 (“Share Transfer Agreement”), a copy of which is filed as Exhibit 10.14 hereto.  The Trust will be established on or before March 28, 2011, and is expected to be administered by Batista Guerra y Asociados, an independent offshore trust company (the “Trustee”), pursuant to the terms and conditions set forth in the trust agreement which has been signed on or before February 25, 2011 (the “Trust Agreement”), a draft of which is filed as Exhibit 10.15 hereto.  The following summary of the Share Transfer Agreement and the Trust Agreement is qualified in its entirety by the actual forms of agreement filed as exhibits hereto and which are hereby incorporated by reference herein.

The Company is not required to issue the Loyalty Shares to the Trust until prior satisfaction of the following, among other things: (1) the terms of the Share Transfer Agreement have been publicly disclosed by the Company at least 20 days prior to the issuance of the Loyalty Shares to the Trust; (2) on or prior to the Initial Transfer Date, the Company shall not have received any comments from the SEC or any other comparable foreign or U.S. State regulator with respect to the transactions contemplated by the Share Transfer Agreement (other than comments that are resolved to the satisfaction of the Company, in its sole and absolute discretion); and (3) on or prior to the Initial Transfer Date, the Company shall not have received notice of any demand, claim or a threatened claim with respect to the transactions contemplated by the Share Transfer Agreement (other than comments, demands, claims or threatened claims that are resolved to the satisfaction of the Company, in its sole and absolute discretion).

Terms and Conditions of the Trust

The Trustee is required to transfer the Loyalty Shares to the Beneficiaries without requiring any payment or other consideration from the Beneficiaries (other than any transfer taxes or tariffs that may be imposed in connection with the transfer).  In order to receive the Loyalty Shares, each Beneficiary will be required to complete execute and return to the Company a Beneficiary Representation Affidavit certifying that the Beneficiary, among other things: (1) has received an information memorandum relating to the transfer of the Loyalty Shares; (2) has had access to such financial information and other information concerning the Company and the Loyalty Shares; and (3) understands and agrees that the Beneficiary is receiving the Loyalty Shares pursuant to Regulation S, Regulation D or another applicable exemption from the registration requirements of the U.S. Securities Act of 1933 (the “Securities Act”).  No Beneficiary shall have any right, title or interest of any kind in the Loyalty Shares until such time, if ever, that the Trustee transfers Loyalty Shares to the subject Beneficiary in accordance with the terms of the Trust.

Until the Final Transfer Date, the Trustee has agreed not to, among other things: (1) vote the Loyalty Shares or enter into any form of voting agreement to vote other shares of common stock of the Company or to allow another person to vote the Loyalty Shares; (2) propose nominees to the Company’s board of directors or solicit proxies with respect to election of directors; (3) voluntarily pledge, encumber or in any other way subject the Loyalty Shares to any form of liens or security interests of any kind; (4) incur indebtedness of any kind (5) acquire any additional shares of the Company's common stock; (6) engage in any form of hedging transaction involving the Company's common stock; or (7) take any other action to control or influence the control of the Company.

The Company would like to provide the Beneficiaries a significant ownership interest in the Company since:  (i) virtually all of the DubLi.com Beneficiaries are former business associates of DubLi Network, LLC a wholly owned subsidiary of DubLi.com, LLC, and current business associates of DUBLI NETWORK LIMITED, a wholly owned subsidiary of the Company; (ii) virtually all of the Lenox Beneficiaries have been and are currently employees or consultants of the Company, (iii) notwithstanding the financial failure of DubLi.com, LLC, the Company believes that the DubLi Network, LLC business associates assisted the Company build brand awareness for the DubLi.com trade name; and (iv) consistent with many of their expectations, the Company likes the Beneficiaries to have a significant ownership interest in the entity which owns and is further developing the DubLi brand.

Litigation

The Company has historically relied upon two service providers to process credit card transactions arising from purchases of the Company’s services and products.  Disagreements have emerged between the Company and one such service provider, National Merchant Center (“NMC”), as to the permitted amount of reserves, if any, that NMC is eligible to maintain.  On September 22, 2010 certain of the Company’s subsidiaries instructed NMC to return to them all of the cash held in reserve with respect to the Company’s account.  In response to such demand, on November 1, 2010, NMC informed the Company that it was terminating the Company’s merchant account with NMC and holding all of the Company’s funds and deposits for a period of 180 days after the last chargeback (which have averaged less than 1.2% of sales or approximately $63,000 since the account was established in December 2009).

On October 27, 2010, DUBLICOM Limited and DubLi Network Limited, both of which are wholly owned subsidiaries of the Company, initiated legal action against NMC in the Circuit Court for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (Case No. 10-57829 CA 15) to seek recovery of approximately $2,162,000 of reserves held at the direction NMC plus various other awards, costs and expenses.  On December 21, 2010, NMC removed this case to the United States District Court (the “Court”) for the Southern District of Florida (Case No. 10-24563-Civ-Graham). DUBLICOM Limited and DubLi Network Limited (collectively, the “Subsidiaries”) allege that NMC committed civil theft and conversion by depriving the Subsidiaries of the use of the funds by appropriating the funds to NMC’s own use.  NMC’s legal counsel has since informed the Company that NMC is in bankruptcy, the subject funds are being held in escrow in California by a third party in a bank account and such funds are not involved in the NMC bankruptcy case.

On January 11, 2011, NMC filed a motion to dismiss the case for improper venue and failure to state any adequate claims.  In addition, NMC moved the court to transfer the case to the U.S. District Court in the Central District of California (the “California Court”) due to improper venue.  On March 14, 2011, the Court issued an order granting NMC’s request to transfer the case to the California Court, but denied NMC’s motion to dismiss the case for improper venue and the failure to state a claim.  In light of the Court’s decision, the Subsidiaries are currently reviewing their options, but they will continue to aggressively pursue legal action against NMC for the purpose of recovering the funds.

On February 9, 2011, NMC filed suit against the Company in the Superior Court of the State of California (Case Number: 30-2011-00449062-CU-BC-CJC) seeking to recover approximately $706,000.  NMC alleges that the Company breached the agreement between NMC and the Company by (i) failing to abide by the provision that requires that NMC be the exclusive credit card processing company for the Company between March 2010 and February 2013 and (ii) representing that the Company’s website is www.DubLi.com and that the Company does business as “DubLi.com.”  NMC claims to have terminated the agreement due to the Company’s alleged breach and that through the date of termination it had provided approximately $706,000 worth of services to the Company.

On January 28, 2011, the Company filed suit against Giant Equity, Inc. in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (Case No. 11-01537 CA 21) seeking damages of $250,000 plus interest.  The Company’s claims arise from a $250,000 payment made by the Company to Giant Equity, Inc. in connection with a "Deal Memorandum" entered into by the parties on January 29, 2010.  The Company alleges fraudulent inducement, breach of contract, violation of Florida Statutes Chapter 501 et seq. (the Florida Deceptive and Unfair Trade Practices Act), civil theft and conversion.

Line of Credit

During 2010, Michael Hansen advanced the Company $399,356 for working capital purposes.  The loan is evidenced by an unsecured note dated August 22, 2010, payable by the Company to Mr. Hansen in the amount referenced above.  The note is interest free and payable upon demand of Michael Hansen made after August 21, 2011. During the fourth quarter of 2009, Mr. Hansen advanced an additional $441,528 to the Company without interest or repayment terms, which advance increased the total debt owed to Mr. Hansen to $840,884 at September 30, 2010. Subsequent to September 30, 2010, Mr. Hansen advanced the Company an additional $426,069 resulting in a total debt of $1,266,953 as of March 25, 2011, the date upon which the Company and Mr. Hansen entered into $5 million Promissory Grid Note (“Grid Note”). The amount of this Grid Note equals an existing outstanding balance of $1,266,953 now owed to Mr. Hansen plus any new borrowings under the Grid Note up to an aggregate of $5 million at any given time.  This Grid Note is issued in replacement of the Promissory Note dated August 23, 2010 in the principal amount of $399,356.  The Grid Note has a term of one year; bears interest at 6% per annum accruing from the date of the Grid Note and is guaranteed by DubLi Properties, LLC and secured by a pledge of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by “Management’s Discussion and Analysis” and the Notes to Unaudited Consolidated Financial Statements, are “forward-looking statements”, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management’s plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to raise additional capital to finance our activities; the effectiveness, profitability, and the marketability of our products; the future trading of the common stock of MediaNet Group Technologies, Inc.; the ability of MediaNet Group Technologies, Inc. to operate as a public company; our ability to protect our proprietary information; general economic and business conditions; the volatility of our operating results and financial condition; our ability to attract or retain qualified senior management personnel and research and development staff; and other risks detailed from time to time in its filings with the SEC, or otherwise.

THE COMPANIES

MediaNet. The following description of MediaNet Group Technologies, Inc. provides information with respect to MediaNet Group Technologies, Inc. prior to its October 19, 2009, combination with CG Holdings Limited. Information with respect to CG Holdings Limited follows, below, under the caption “DubLi.”

Background and Corporate Information

MediaNet Group Technologies, Inc. (“we,” “us,” “our,” the “Company”), was incorporated under the laws of the State of Nevada on June 4, 1999, under the name of Clamshell Enterprises, Inc.

We changed our name to MediaNet Group Technologies, Inc., in May 2003.

In June 2005, we incorporated our subsidiary, BSP Rewards, Inc., to operate or private branded loyalty and reward web malls and programs.

Overview

The operations of MediaNet Group Technologies, Inc. have been carried on through our wholly-owned subsidiary, BSP Rewards, Inc., and, since October 19, 2009, CG Holdings Limited. As used herein, the “Company” refers to MediaNet Group Technologies, Inc. and its wholly owned subsidiaries. The Company’s operations included the design, development and marketing of (1) branded loyalty programs and internet shopping malls and (2) branded websites.  The Company has decided to concentrate its focused efforts in our main subsidiary, BSP Rewards, Inc.

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

The BSP Rewards program is a web based retail mall concept. Retail sellers of goods and services who join in the program as participating merchants agree to pay rebates to us for our members who purchase goods and services through the program at their individual web stores. We collect all rebates paid by participating merchants and retain a portion as our fee for operating the program. Another portion of the rebate (generally one-half) is designated as a “reward” earned by the member who made the purchase. A portion of the Company’s rebate is paid to the organization or company which enrolled the member in the program.

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

Presently, our marketing program is focusing on groups or organizations that have the potential of enrolling large numbers of members, such as major membership clubs and organizations, credit and stored value card users. Having the capability of quickly expanding the BSP membership base to their large participating groups, would greatly enhance our potential membership and revenue streams. To extend our presence in these markets and others, we would require substantial working capital prior to enhancing marketing efforts directed at larger organizations as such efforts can be time consuming and costly.

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

DubLi

Business of DubLi

CG was organized in Cyprus on March 17, 2009, as a holding company for a network of companies referred to as “DubLi,” which commenced doing business in October 2008. Prior to that time, the persons and companies now associated with DubLi carried on various internet auction activities. DubLi’s financial and operations full-service provider, Lenox Logistik und Service GmbH, is located in Berlin, Germany.

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

DubLi is a worldwide online trading network composed of two business models: DubLi.com, a reverse auction and fun shopping portal for branded merchandise, and DubLi Network, the business opportunity where Business Associates can establish their own business in the market of direct sales and affiliate marketing.

DubLi.com’s reverse auction and fun shopping portal hosts only new inventory from the world’s leading manufacturers. The key difference between a reverse auction and a traditional auction is that the price for an item in a traditional auction is continually driven up from bids placed by potential buyers, whereas in a reverse auction the price for an item is continually driven down. Brands featured in DubLi.com’s reverse auctions include, but are not limited to: iPod, Hewlett Packard, SONY, Samsung, Nintendo, Mini, Disney, Rolex, Louis Vuitton, Gucci and Burberry. The success behind DubLi.com’s reverse auction and fun shopping model lies in the formula of being able to drive down prices incrementally with single bids placed by the consumers until the price reaches a point where it provides good value to the buyer. DubLi.com includes a best price guarantee, assuring customers that they are buying products at a lower price than they could obtain from other name brand retail sellers.

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

In the Xpress auction, all articles are displayed with one starting price that is valid at the start of the auction. The actual price is concealed until the customer places a Credit. With each Credit placed, the price decreases by US $0.25 (EUR $0.20), so that the actual price is always less than the starting price, which is often a considerable savings. A customer may purchase the product at any time at the price displayed.

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

Once a member has placed five (5) final bids (both lowest and unique), further bids are no longer accepted. As soon as this user has been underbid in an auction, the placement of further bids is automatically accepted, until the maximum number of five (5) successful final bids has been attained. Once a user has been successful in an auction, he or she may only participate in four (4) further auctions. The number of successful auctions, as well as the number of remaining auctions available in which to participate, can be accessed at any time. At the beginning of a new calendar month, the maximum number of five (5) successful auctions is available to a user once again. The user knows how many auctions are available to him or her by looking in DubLi’s member area.

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

DubLi-BSP Shopping Mall

The combination of the Company and DubLi has enabled DubLi to use the Company’s BSP Shopping Mall in combination with its auction sites, Business Associates, and Partner Programs. The Company’s BSP Rewards subsidiary provides branded loyalty and reward web malls and programs to both for-profit and not-for-profit companies and organizations.

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

Future minimum rental commitments for non-cancellable operating leases at December 31, 2009, were as follows:

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

Our Products

DubLi.com’s auction portal hosts only high quality inventory from the most notable brand name manufacturers in the world.DubLi.com’s reverse auctions include, but are not limited to: iPod, Hewlett Packard, SONY, Samsung, Nintendo, Mini, Disney, Rolex, Louis Vuitton, Gucci and Burberry. New and high-quality products are added to our auction portal daily. DubLi’s product strategy is based on being trend followers rather than trend setters. Through its unique and proprietary product selection team, DubLi identifies the top 500 selling items on the Internet at any given time. When a consumer first enter DubLi.com’s auction website there are several categories that the buyer can pick and choose from. A customer can choose products specifically from the “electronics section” like a new flat screen TV or digital camera; in the “household items” like an espresso machine or a juicer or, in general, a gift certificate from some of the top retailers like Walmart and Target. The software we developed enables us to determine what individual customers are bidding on. We can target these specific items of interest for future reference when they are featured again and immediately notify the customer via email with the specific item they’re looking for. In addition we host a number of seasonal promotions and experiential auctions centered on the major holidays or events that drive a tremendous amount of traffic to the auction.

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

Competitive Advantages

The Internet is revolutionizing the face of the global economy; providing a global platform for businesses to reach out to customers worldwide. According to the Organization for Economic Co-Operation and Development (OECD) over 25% of people worldwide buy products and services over the Internet and the Internet has more than one billion users worldwide, with an additional one million signing up daily. The conventional online auction model as used by eBay is valued at approximately $79 billion. DubLi.com represents a new auction model, where prices decrease with each bid and is a relatively new concept on the global scale. To our knowledge, DubLi is the world’s only global trading portal with a reverse auction system. DubLi believes that there are a number of companies engaging in reverse auctions. However, it does not believe that any of these companies presents significant completion to DubLi because of the following competitive advantages:

•	First mover effect

•	Most advanced technology platform to drive the reverse auction system among others into the next phase of growth

•	Marketing mix that is designed to attract customers through DubLi Network, Partner Program and through classic advertising on a global basis

•	Local marketing and direct sales knowledge through its Network sales force

•	Strict concept in product selection (only top brands, brand new, newest models, full warranty)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31,

	For the three months ended December 31,		Increase or	Percent
	2009	2008	(decrease)	change
Revenues	$4,283,935	$1,589,907	$2,694,028	169%
Direct Cost of Revenues	3,214,364	1,060,308	2,154,056	203%
Gross Profit	1,069,571	529,599	539,972	102%
Operating Expenses	607,740	393,135	214,605	55%
Income from Operations	461,831	136,464	325,367	238%
Other Income (Expenses)	(1,627)	-	(1,627)
Discontinued operations	-	(640,371)	640,371	100%
Net Income	460,204	(503,907)	964,111	191%
Other Comprehensive Income	(16,317)	(15,070)	(1,247)	-8%
Total Comprehensive Income	$443,887	$(518,977)	$962,864	186%

Revenues

We had net revenues of $4,283,935 for the three months ended December 31, 2009, an increase of $2,694,028 or 47% as compared to $ 1,589,907 in the same period ended December 31, 2008. The sales revenues were due primarily to the sales of products and through the sale of credits purchased by new Business Associates. The increase in revenues was due to our expanding business, our marketing strategy, our customer loyalty, and the quality of our product and service.

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

Direct Cost of Revenues

Direct Cost of Revenues primarily includes cost of sales to purchase products for sale and direct costs such as website operation costs and commission expenses. During the three ended December 31, 2009, we had direct cost of revenues of $3,214,364 or approximately 75% of revenues, versus direct cost of revenues of $1,060,308, or approximately 67% of revenues of the same periods in 2008 respectively. The cost of sales as a percentage of revenue increased primarily due to significant increases in deferred revenue in excess of related deferred costs.  The Company defers direct and incremental direct costs related to deferred revenue, but does not defer overhead charges and, as a result, large increases in deferred revenue can result in reduced profitability.

Gross profit

We had gross profit of $1,069,571 and $529,599 for three month ended December 31, 2009 and December 31, 2008, respectively, a 1% decrease. Gross profit margin was 23% and 34% for the three months ended December 31, 2009 and December 31, 2008, respectively.

Expenses

Operating expenses for the three months ended December 31, 2009 were $607,740 compared to operating expenses of $ 393,135 for the same period ended December 31, 2008. The 55% increase in operating expenses during the three months ended December 31, 2009 was attributable to increases in sales and marketing efforts by the new management team.

Income (Losses)

We had a net income of $443,887 for the three month period ended December 31, 2009 compared to a loss of $518,977 for the same period ended December 31, 2008. The increase in net income in 2009 was due primarily to the increase in sales of credits to customers and business associates, as a result of our expanding business, our marketing strategy, our customer loyalty, and the cost reductions described above. Earnings per share in the period ended December 31, 2009 were $0.02 per basic and diluted share based on the weighted average number of shares outstanding during the period of 27,309,630. This does not reflect the pending issuance of common shares related to the merger.

Impact of Inflation.

We believe that inflation has had a negligible effect on operations. We believe that we can offset inflationary increases in the cost of operations by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided in operating activities during the three months ended December 31, 2009 were $2,322,393, compared to cash flows provided used by operating activities of ($212,104) during the three months ended December 31, 2008. Cash flows from operations for the three months ended December 31, 2009 include net income of $460,204 adjusted for increases in prepaid customer acquisition costs of $1,709,511 and inventory and other current assets of $415,643 offset by increases in deferred revenue of $3,691,948 and other current liabilities of $261,952.

Cash flows (used) in investing activities were ($782,374) and ($56,026) for the three months ended December 31, 2009 and 2008, respectively, due primarily to the purchase of a software license and office equipment.

Cash flows provided by financing activities was $27,612 for the three months ended December 31, 2009, consisting of $20,000 for proceeds from the issuance of warrant, $25,000 from issuance of a note payable from a related party and ($18,627) due to payments on a note payable to a related party. For the period ending December 31, 2008 we had net cash provided by financing activities of $440,654.

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

For additional information regarding investing and financing activities, see Note 13 – Subsequent Events to the Company’s Condensed Consolidated Financial Statements appearing in this report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to Company, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Chief Executive Officer and Chief Financial Officer further concluded that the disclosure controls and procedures were not effective as of the following prior periods: year ended September 30, 2009; Three months ended December 31, 2009 and; Six months ended March 31, 2010

More specifically, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to:

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

Remediation Steps to Address Material Weakness:

To address the identified material weakness discussed above, we are in the process of enhancing our internal control processes.  To date, we have:

(i)           engaged a new law firm to assist us in improving our securities law compliance and disclosure and our corporate governance systems;

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

The Company has historically relied upon two service providers to process credit card transactions arising from purchases of the Company’s services and products.  Disagreements have emerged between the Company and one such service provider, National Merchant Center (“NMC”), as to the permitted amount of reserves, if any, that NMC is eligible to maintain.  On September 22, 2010 certain of the Company’s subsidiaries instructed NMC to return to them all of the cash held in reserve with respect to the Company’s account.  In response to such demand, on November 1, 2010, NMC informed the Company that it was terminating the Company’s merchant account with NMC and holding all of the Company’s funds and deposits for a period of 180 days after the last chargeback (which have averaged less than 1.2% of sales or approximately $63,000 since the account was established in December 2009).

On October 27, 2010, DUBLICOM Limited and DubLi Network Limited, both of which are wholly owned subsidiaries of the Company, initiated legal action against NMC in the Circuit Court for the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (Case No. 10-57829 CA 15) to seek recovery of approximately $2,162,000 of reserves held at the direction NMC plus various other awards, costs and expenses.  On December 21, 2010, NMC removed this case to the United States District Court (the “Court”) for the Southern District of Florida (Case No. 10-24563-Civ-Graham). DUBLICOM Limited and DubLi Network Limited (collectively, the “Subsidiaries”) allege that NMC committed civil theft and conversion by depriving the Subsidiaries of the use of the funds by appropriating the funds to NMC’s own use.  NMC’s legal counsel has since informed the Company that NMC is in bankruptcy, the subject funds are being held in escrow in California by a third party in a bank account and such funds are not involved in the NMC bankruptcy case.

On January 11, 2011, NMC filed a motion to dismiss the case for improper venue and failure to state any adequate claims.  In addition, NMC moved the court to transfer the case to the U.S. District Court in the Central District of California (the “California Court”) due to improper venue.  On March 14, 2011, the Court issued an order granting NMC’s request to transfer the case to the California Court, but denied NMC’s motion to dismiss the case for improper venue and the failure to state a claim.  In light of the Court’s decision, the Subsidiaries are currently reviewing their options, but they will continue to aggressively pursue legal action against NMC for the purpose of recovering the funds.

On February 9, 2011, NMC filed suit against the Company in the Superior Court of the State of California (Case Number: 30-2011-00449062-CU-BC-CJC) seeking to recover approximately $706,000.  NMC alleges that the Company breached the agreement between NMC and the Company by (i) failing to abide by the provision that requires that NMC be the exclusive credit card processing company for the Company between March 2010 and February 2013 and (ii) representing that the Company’s website is www.DubLi.com and that the Company does business as “DubLi.com.”  NMC claims to have terminated the agreement due to the Company’s alleged breach and that through the date of termination it had provided approximately $706,000 worth of services to the Company.

On January 28, 2011, the Company filed suit  against Giant Equity, Inc. in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (Case No. 11-01537 CA 21) seeking damages of $250,000 plus interest.  The Company’s claims arise from a $250,000 payment made by the Company to Giant Equity, Inc. in connection with a "Deal Memorandum" entered into by the parties on January 29, 2010.  The Company alleges fraudulent inducement, breach of contract, violation of Florida Statutes Chapter 501 et seq. (the Florida Deceptive and Unfair Trade Practices Act), civil theft and conversion.

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

MEDIANET GROUP TECHNOLOGIES, INC.

Date: March 30, 2011	By:	/s/ Michael B. Hansen
Michael B. Hansen President (principal executive officer)

INDEX TO EXHIBITS

No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002