Form 10-Q/A
period 2010-03-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2011-03-30
CIK 1097792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1
(Mark One)

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

EXPLANATORY NOTE

On December 16, 2010, the Board of Directors of the Company determined that the unaudited consolidated financial statements for the three and six months ended March 31, 2010, should be restated as a result of material misstatements.  The determination to restate the unaudited consolidated financial statements was made in connection with management’s assessment of accounting errors it discovered in connection with the preparation of the audited consolidated financial statements for the year ended September 30, 2010.

The Company has restated its balance sheet as of March 31, 2010 and its statements of operations, shareholders’ equity and cash flows for the three and six months then ended to correct errors in its accounting.  Certain reclassifications to conform to the presentations used in fiscal year 2010 have also been made to prior quarter's consolidated financial statements, none of which had any effect on previously reported net income or loss, or related per share amounts, of any period.

The descriptions of the error corrections and the effects of the restatements of the March 31, 2010 financial statements are as follows:

(1)	adjust cash for currency transaction losses not previously recorded;
(2)	reclassify deferred expenses previously netted to deferred revenue;
(3)	reclassify cash previously reported as a deposit;
(4)	adjust commissions payable for currency transaction losses not previously recorded;
(5)	record liability for unearned subscription revenue not previously recorded;
(6)	reclassify deferred expenses previously netted to deferred revenue;
(7)	intercompany transactions not previously eliminated;
(8)	adjust for costs erroneously recorded in 2010; and
(9)	correct 2010 tax provision.

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

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q for the quarter ended March 31, 2010 (the “Original 10-Q") in its entirety, as amended by, and to reflect, the restatement.  No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original 10-Q, except as required to reflect the effects of the restatement.  This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q affected by subsequent events.

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

INDEX

PART I: FINANCIAL INFORMATION		4
Item 1.	Financial Statements	4
▪	Consolidated Balance Sheets as of March 31, 2010 and September 30, 2009	5
▪	Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2010 and 2009	6
▪	Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2010 and 2009	7
▪	Condensed Notes to Consolidated Financial Statements	9
Item 2.	Management s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 4.	Controls and Procedures	39

PART II: OTHER INFORMATION		40
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 5.	Other Information	57
Item 6.	Exhibits	58

SIGNATURES		58

INDEX TO EXHIBITS		59

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

		September, 30
	March 31, 2010	2009
	(Unaudited)	(Audited Note 2)
	(Restated)	(Restated)
Assets
Current Assets
Cash and cash equivalents	$2,179,887	$2,533,649
Restricted cash	1,725,940	721,987
Accounts receivable, net	140,247	72,985
Inventory	607,702	401,113
Prepaid customer acquisition costs	4,120,425	2,577,168
Prepaid expenses and other current assets	592,526	127,165
Deposits	148,367	-
Total current assets	9,515,094	6,434,067
Property and equipment, net	2,195,859	94,109
Other Assets	17,848	32,212
Total Assets	$11,728,801	$6,560,388

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$119,496	$121,451
Accrued liabilities	297,040	585,623
Accrued incentives	299,783	644,075
Loyalty points payable	264,268	209,025
Commissions payable	1,555,039	2,116,250
Customer deposits	81,579	18,342
Deferred revenue	9,000,087	5,560,762
Accrued interest - related party	6,659	-
Note Payable-related party	-	191,322
Total current liabilities	11,623,951	9,446,850

Stockholders' Equity (Deficit)
Preferred stock - $.01 par value, 5 million shares authorized, 5 million shares and 0 shares issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	50,000	-
Common stock - $.001 par value, 50,000,000 shares authorized, 28,621,680 and 27,303,552 shares issued and outstanding as of March 31, 2010 and September 30, 2009, respectively (See Note 12)	28,621	27,304
Additional paid-in capital	666,830	(768,528)
Accumulated other comprehensive income (loss)	(508,324)	(96,014)
Deficit in retained earnings	(132,278)	(2,049,224)
Total stockholders' equity	104,850	(2,886,462)
Total liabilities and stockholders' equity	$11,728,801	$6,560,388

See accompanying notes to condensed consolidated financial statements

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations - (Unaudited)

	For the three months		For the six months
	ended March 31,		ended March 31,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$6,332,129	$4,493,462	$10,616,064	$6,083,369
Direct cost of revenues	3,546,552	2,744,854	6,760,916	3,805,162
Gross Profit	2,785,577	1,748,608	3,855,148	2,278,207

Operating Expenses	1,529,680	1,506,539	2,137,420	1,899,673

Income (loss) from operations	1,255,897	242,070	1,717,728	378,533

Interest income (expense) -net	(5,512)	(3,607)	(7,138)	(3,607)

Income (loss) from continuing operations before income taxes	1,250,386	238,463	1,710,591	374,926

Provision for income taxes	-	-	-	-

Income (loss) from continuing operations	1,250,386	238,463	1,710,591	374,926
Discontinued operations
Loss from discontinued segment	-	(591,886)	-	(1,232,257)
Gain from sale of subsidiary	-	74,990	-	74,990

Net income (loss)	1,250,386	(278,433)	1,710,591	(782,340)

Foreign currency translation adjustment	(395,991)	(32,655)	(412,309)	(47,725)

Comprehensive Income (Loss)	$854,394	$(311,088)	$1,298,282	$(830,065)

Earnings (loss) per share:
Continuing operations
Basic	$0.04	$0.01	$0.06	$0.02
Fully Diluted	$0.00	$0.01	$0.01	$0.02
Discontinued operations
Basic	$0.00	$ (0.03)	$0.00	$(0.06)
Fully Diluted	$0.00	$(0.03)	$0.00	$(0.06)

Weighted average number of shares outstanding during the period
Basic	28,484,206	20,674,802	28,484,206	20,674,802
Fully Diluted	339,037,717	20,674,802	277,167,462	20,674,802

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - (Unaudited)
	For the six months
	ended March 31,
	2010	2009
	(Restated)	(Restated)
Cash flows from operating activities
Net Income	$1,715,720	$449,916
Net loss from discontinued operations	-	(1,232,257)
Reconcile net income (loss) to net cash used in operating activities:
Prior period adjustment	(278,560)	-
Currency gains (losses)	(16,417)	-
Depreciation and amortization	19,595	11,722
Stock and Warrants issued for services		97,709
(Increase) decrease in assets:
Restricted cash	(994,471)	(824,392)
Accounts receivable	(66,367)	(589,016)
Inventory	(205,043)	26,859
Prepaid customer acquisition costs	(1,540,629)	(1,121,708)
Prepaid expenses	(465,361)	(5,368)
Deposits	(146,896)	-
Other current assets	15,292	-
Increase (decrease) in liabilities:
Accounts payable	(2,258)	287,169
Accrued liabilities	(285,127)	11,353
Accrued incentives	(353,183)	-
Loyalty points payable	55,243	23,670
Commission payable	(589,401)	576,084
Customer deposits	62,863	(35,825)
Deferred revenue	3,388,314	2,171,766
Accrued interest - related party	6,692	-
Note Payable-related party	-	88,000
Net cash provided (used) in operating activities	320,005	(64,316)

Cash flows from investing activities:
Purchase of software license	(400,000)	-
Purchase fixed assets	(637,338)	(67,388)
Net cash provided (used) in investing activities	(1,037,338)	(67,388)

Cash flows from financing activities
Proceeds from common shares and warrants	691,479	59,946
Proceeds note payable – related party	23,761	493,003
Payments on note payable – related party	(216,355)	-
Net cash provided (used) by financing activities	498,885	552,949
Foreign translation adjustment	(135,315)	25,374
Net increase (decrease) in cash and equivalents	(353,762)	446,620
Cash at beginning of period	2,533,649	80,037
Cash at end of period	$2,179,887	$526,657

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,138	$3,607
Cash paid for income taxes	-	-
Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive loss	$(412,310)	(47,725)
Stock issued for Software	$1,337,673	-
Recapitalization	$6,874,886	-

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis and, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010, nor any gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

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

Depreciation and amortization are provided for financial reporting primarily on the accelerated and the straight-line methods over the estimated five year useful lives of the assets. Leasehold improvements are recorded at cost and are amortized over the remaining lease term.

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

Note 4 – Foreign Currency

All of the Company’s foreign subsidiaries designate the Euro as their functional currency. As of March 31, 2010, the total amount of cash held by foreign subsidiaries was $3.5 million and, of that amount, $1.8 million was maintained or invested in Euros.

Note 5 – Inventory
Inventory consists of the following at the dates indicated:

	March 31,	September 30,
	2010	2009
Merchandise	$433,840	$321,095
Gift Cards	173,862	80,046
Total	$607,702	$401,141

Note 6 – Property and Equipment

Equipment at cost consists of office furniture, computer equipment and software. Depreciation expense for the three months and six months ended March 31, 2010 and September 30, 2009 was $7,576 and $19,595, respectively.

	March 31,	September 30,
	2010	2009
Cost	$2,250,864	$140,514
Accumulated Depreciation	(54,825)	(46,375)
Net	$2,195,859	$94,139

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

Note 9 – Income Taxes

The provision (benefit) for income taxes from continuing operations consisted of the following:

	March 31, 2010	September 30, 2009

Current tax benefit:
Federal	$-	$-
State	-	-
	-	-
Deferred tax benefit:
Federal	-	-
	$-	$-

The tax effect of significant items comprising our net deferred tax assets as of March 31, 2010 and September 30 2009 are as follows:

	March 31, 2010	September 30, 2009

Deferred tax assets:
Stock options	$248,009	$90,535
Federal and state net operating loss carryforwards	1,995,278	1,738,948
Foreign net operating loss carryforwards	371,326	109,157
Other	55,346	526
Gross deferred tax assets	2,669,959	1,939,166
Less: valuation allowance	(2,546,601)	(1,939,166)
Net deferred tax assets	123,358	-
Deferred tax liabilities	(123,358)	-
Net deferred taxes	$-	$-

At March 31, 2010, the Company had $5,302,362 of net operating loss carryforwards for US federal income tax purposes that expire beginning in 2025.  Due to Internal Revenue Code Section 382 limitations related to the change in ownership of the Company, the utilization of pre-acquisition net operating losses is limited on an annual basis.  The Company had approximately $3,713,258 of foreign net operating loss carryforwards at March 31, 2010.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the period in which these temporary differences become deductible.  Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment.  As of March 31, 2010 and September 30, 2009, valuation allowances of $2,546,601 and $1,939,166 have been recorded, respectively.

A reconciliation of U.S. statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective tax rate for the quarter ended March 31, 2010 and the year ended September 30 is as follows:

	March 31, 2010	September 30, 2009

Statutory rate	35%	-35%
Permanent difference	7%	0%
Effect of foreign earnings	-72%
State income taxes, net of federal benefit	1%	0%
Valuation allowance	27%	35%
Other	2%
	0%	0%

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

The Company does not have reserved and available out of its authorized but unissued shares of Common Stock the number of shares of common stock that shall be sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock. The Company’s shareholders have not yet effectively approved an increase in the Company’s authorized shares of Common Stock to five hundred million (500,000,000) shares. These financial statements for the three and six month periods ended March 31, 2010 have been prepared using the Conversion Ratio in effect as of March 31, 2010 (54.7229736 shares of Common Stock for each share of Series A Preferred Stock).

Change in control

On October 19, 2009, there was a change in the effective control of the Company. On that date, pursuant to the Merger Agreement (the “Merger Agreement”), dated as of August 10, 2009, and subsequently amended on September 25, 2009, among the Company, the Company’s then subsidiary MediaNet Merger Sub, Inc., a Nevada corporation, and CG Holdings Limited, the Company acquired all of the issued and outstanding shares of CG for 5,000,000 shares of the Company’s Series A Preferred Stock (the “Merger”). Holders of the Series A Preferred Stock are entitled to vote on matters presented to the holders of Common Stock as if the Series A Preferred Stock was converted into the Common Stock at the Conversion Ratio.  In addition, the Series A Preferred Stock will automatically convert into shares of the Common Stock at the Conversion Ratio in the event the shareholders approve an increase in the number of authorized shares of Common Stock to not less than five hundred million.  Accordingly, Zen Holding Group Limited (“Zen”), the sole record holder of CG owns approximately 88% of the voting power of the Company.  Michael Hansen, the President and Chief Executive Officer of the Company, and Michel Saouma, who is neither a director nor executive officer of the Company, indirectly share the right to vote and make investment decisions with respect to the shares held by Zen.

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

Note 14 - Restatement of Previously Issued Financial Statements

On December 16, 2010, the Board of Directors of the Company determined that the unaudited consolidated financial statements for the three and six months ended March 31, 2010, should be restated as a result of material misstatements.  The determination to restate the unaudited consolidated financial statements was made in connection with management’s assessment of accounting errors it discovered in connection with the preparation of the audited consolidated financial statements for the year ended September 30, 2010.

The Company has restated its balance sheet as of March 31, 2010 and its statements of operations, shareholders’ equity and cash flows for the three and six months then ended to correct errors in its accounting.  Certain reclassifications to conform to the presentations used in fiscal 2010 have also been made to prior quarter's consolidated financial statements, none of which had any effect on previously reported net income or loss, or related per share amounts, of any period.

The descriptions of the error corrections and the effects of the restatements of the March 31, 2010 financial statements are as follows:

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

The effects of the restatement adjustments on the consolidated financial statements are as follows:

Balance Sheet	March 31, 2010	Adjust	Restated
Assets
Current Assets
Cash and cash equivalents	$2,162,100	$17,787	$2,179,887
Restricted cash	1,463,491	262,449	1,725,940
Accounts receivable, net	465,978	(325,731)	140,247
Inventory	608,393	(691)	607,702
Prepaid Customer Acquisition costs		4,120,425	4,120,425
Prepaid expenses and other	592,570	(44)	592,526
Deposits	255,000	(106,633)	148,367
Total current assets	5,547,532	3,967,562	9,515,094

Property and equipment, net	2,196,348	(489)	2,195,859
Other Assets	19,147	(1,299)	17,848
Total Assets	$7,763,027	$3,965,774	$11,728,801

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$118,363	$1,133	$119,496
Accrued liabilities	298,276	(1,236)	297,040
Accrued incentives	300,000	(217)	299,783
Loyalty points payable	264,268	-	264,268
Commissions payable	1,320,348	234,691	1,555,039
Income taxes payable	1,110,755	(1,110,755)	-
Customer deposits	81,892	(313)	81,579
Deferred revenue Credits	3,708,029	4,464,519	8,172,548
Deferred revenue Fees	-	827,539	827,539
Accrued interest - related party	6,692	-	6,692
Note Payable-related party	-	(32)	(32)
Total current liabilities	7,208,623	4,415,329	11,623,952

Stockholders’ deficit
Preferred Stock - $.01 par value 5,000,000 shares authorized, issued and outstanding	50,000		50,000
Common stock - $.001 par value 50,000,000 shares authorized, 28,621,380 outstanding	28,621	-	28,621
Additional paid-in capital	666,967	(137)	666,830
Accumulated other comprehensive (loss)	(101,480)	(406,844)	(508,324)
Accumulated deficit	(89,704)	(42,574)	(132,278)
Total stockholders’ equity (deficit)	554,404	(449,554)	104,850
Total liabilities and stockholders’ equity	$7,763,027	$3,965,774	$11,728,801

Statements of Operations	Three Months			Six Months
	March 31, 2010	Adjust	Restated	March 31, 2010	Adjust	Restated
Revenues	$7,030,213	$(698,084)	$6,332,129	$14,520,401	(3,904,337)	$10,616,064
Direct Cost of revenues	4,364,647	(818,095)	3,546,552	9,422,196	(2,661,280)	6,760,916
Gross Profit	2,665,566	120,011	2,785,577	5,098,205	(1,243,057)	3,855,148
Operating expenses	1,392,484	137,196	1,529,680	2,857,758	(720,338)	2,137,420
Income (loss) from operations	1,273,082	(17,185)	1,255,897	2,240,447	(522,719)	1,717,728
Interest income (expense) net	(5,506)	(6)	(5,512)	(7,001)	(137)	(7,138)
Income (loss) before income taxes	1,267,576	(17,191)	1,250,385	2,233,446	(522,856)	1,710,590
Provision for income taxes	430,976	(430,976)	-	939,976	(939,976)	-
Net income (loss) from operations	836,600	413,785	1,250,385	1,293,470	417,120	1,710,590
Foreign currency translation loss	(40,426)	(355,565)	(395,991)	(87,303)	(325,006)	(412,309)
Comprehensive income	$796,174	$58,220	$854,394	$1,206,167	$92,114	$1,298,281
Earnings (loss) per share:		-			-
Basic	$0.03	$0.01	$0.04	$0.05	$0.01	$0.06
Fully Diluted	$0.00	$0.00	$0.00	$0.00	$0.01	$0.01
Weighted average number of shares outstanding :
Basic	28,484,206	-	28,484,206	28,484,206	-	28,484,206
Fully Diluted	339,037,717	-	339,037,717	277,167,462	-	277,167,462

	Three Months			Six Months
	March 31, 2009	Adjust	Restated	March 31, 2009	Adjust	Restated
Revenues	$4,999,126	$(505,664)	$4,493,462	$8,187,410	$(2,104,041)	$6,083,369
Direct Cost of revenues	3,040,577	(295,723)	2,744,854	5,257,094	(1,451,932)	3,805,162
Gross Profit	1,958,549	(209,941)	1,748,608	2,930,316	(652,109)	2,278,207
Operating Expenses	1,353,720	152,819	1,506,539	2,439,583	(539,910)	1,899,673
Income (loss) from operations	604,829	(362,760)	242,069	490,733	(112,199)	378,534
Interest income (expense) net	(3,437)	(170)	(3,607)	(3,437)	(170)	(3,607)
Income (loss) from continuing operations before income taxes	601,392	(362,930)	238,462	487,296	(112,369)	374,927
Provision for income taxes	-	-	-	-	-	-
Income (loss) from continuing operations	601,392	(362,930)	238,462	487,296	(112,369)	374,927
Loss from operations of discontinued segment	-	(591,886)	(591,886)	-	(1,232,257)	(1,232,257)
Gain from sale of subsidiary	74,990	-	74,990	74,990	-	74,990
Net income (loss) from operations	676,382	(954,816)	(278,434)	562,286	(1,344,626)	(782,340)
Foreign currency translation (gain) loss	-	(32,655)	(32,655)	-	(47,725)	(47,725)
Comprehensive income (loss)	676,382	(987,471)	(311,089)	562,286	(1,392,351)	(830,065)

Earnings (loss) per share:
Continuing operations- basic and diluted	$0.03	$(0.02)	$0.01	$0.02	$(0.01)	$0.02
Discontinued operations- basic and diluted	$0.03	$(0.06)	$(0.03)	$0.03	$(0.09)	$(0.06)
Weighted average number of shares outstanding during the period - basic and diluted	20,674,802	-	20,674,802	20,674,802	-	20,674,802

	Six Months
Statements of Cash Flows	March 31,2010	Adjust	Restated
Cash flows from operating activities
Net Income (loss) from operations	$1,293,470	$422,250	$1,715,720
Prior period adjustment		(278,560)	(278,560)
Currency		(16,417)	(16,417)
Adjustments :
Depreciation and amortization	19,595	-	19,595
(Increase) decrease in assets:
Restricted cash	(741,261)	(253,210)	(994,471)
Accounts receivable	(392,980)	326,613	(66,367)
Inventory	(207,252)	2,209	(205,043)
Prepaid Customer Acquisition costs	-	(1,540,629)	(1,540,629)
Prepaid expenses	(465,361)	-	(465,361)
Deposits	(160,930)	14,034	(146,896)
Other current assets	13,075	2,217	15,292
Increase (decrease) in liabilities:
Accounts payable	(3,099)	841	(2,258)
Accrued liabilities	(280,747)	(4,380)	(285,127)
Accrued incentives	(344,292)	(8,891)	(353,183)
Loyalty points payable	55,243	-	55,243
Commission payable	(556,257)	(33,144)	(589,401)
Income tax payable	822,917	(822,917)	-
Customer deposits	63,544	(681)	62,863
Deferred revenue	1,081,194	2,307,120	3,388,314
Accrued interest - related party	6,692	-	6,692
Note Payable-related party	(191,355)	191,355	-
Net cash provided (used) in operating activities	12,196	307,810	320,006

Cash flows from investing activities:
Deposits
Option Agreement
Purchase of software license	(400,000)	-	(400,000)
Purchase of license	-	-	-
Purchase fixed assets	(640,812)	3,474	(637,338)
Net cash provided (used) in investing activities	(1,040,812)	3,474	(1,037,338)

Cash flows from financing activities
Proceeds from common shares and warrants	113,185	-	113,185
Proceeds note payable-related party	-	23,761	23,761
Payments note payable-related party	-	(216,355)	(216,355)
Proceeds from common shares	578,294	-	578,294
Net cash provided (used) by financing activities	691,479	(192,594)	498,885
Effect of exchange rate changes on cash		(135,315)	(135,315)
Net increase (decrease) in cash	(337,137)	(16,625)	(353,762)
Cash at beginning of period	2,499,237	34,412	2,533,649
Cash at end of period	$2,162,100	$17,787	$2,179,887

Cash paid for interest	$3,671	$3,467	$7,138
Cash paid for income taxes	-	-	-
Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive loss	$(87,303)	$(325,007)	$(412,310)
Stock issued for Software	1,337,673	-	1,337,673
Recapitalization	6,874,886	-	6,874,886

	Six Months
Statements of Cash Flows	March 31,2009	Adjust	Restated
Net Income (loss) from continuing operations	$261,314	$188,602	$449,916
Net Loss from discontinued operations	-	(1,232,257)	(1,232,257)
Cash flows from operating activities	261,314	(1,043,655)	(782,341)
Adjustments :
Depreciation and amortization	11,722	-	11,722
Stock & warrants issued for services	90,749	6,960	97,709
(Increase) decrease in assets:
Restricted cash	1,079,761	(1,904,153)	(824,392)
Accounts receivable	(326,764)	(262,252)	(589,016)
Inventory	(34,412)	61,271	26,859
Prepaid customer acquisition costs	-	(1,121,708)	(1,121,708)
Prepaid expenses	(13,553)	8,186	(5,367)
Increase (decrease) in liabilities:
Accounts payable	220,104	67,065	287,169
Accrued liabilities	101,890	(90,537)	11,353
Loyalty points payable	-	23,670	23,670
Commission payable	-	576,084	576,084
Customer deposits	1,367	(37,192)	(35,825)
Deferred revenue	16,174	2,155,592	2,171,766
Accrued interest - related party	1,519	(1,519)	-
Note Payable-related party	169,500	(81,500)	88,000
Net cash provided (used) in operating activities	1,579,371	(1,643,688)	(64,317)

Cash flows from investing activities:
Other current assets	(837,162)	837,162	-
Purchase fixed assets	(1,058)	(66,330)	(67,388)
Net cash provided (used) in investing activities	(838,220)	(770,832)	(67,388)

Cash flows from financing activities
Proceeds from warrants	29,247	(29,247)	-
Proceeds note payable-related party	-	493,003	493,003
Payments note payable-related party	-	-	-
Proceeds from common shares	165,738	(105,792)	59,946
Net cash provided (used) by financing activities	194,985	357,964	552,949
Effect of exchange rate changes on cash		25,374	25,374
Net increase (decrease) in cash	936,136	(489,518)	446,618
Cash at beginning of period	1,480,199	(1,400,162)	80,037
Cash at end of period	$2,416,335	$(1,889,680)	$526,655

Supplemental disclosures of cash flow information:
Cash paid for interest	1,989	1,618	3,607
Cash paid for income taxes	-	-	-

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive loss	-	(47,725)	(47,725)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Introductory Note
Caution Concerning Forward-Looking Statements

The discussion contained in this 10-Q contains forward-looking statements that involve risks and uncertainties.  The issuer’s actual results could differ significantly from those discussed herein.  These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q.  The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	our inability to establish and maintain a large growing base of business associates;

•	our inability to develop brand awareness for our online auctions;

•	our failure to maintain the competitive bidding environment for our online auctions;

•	our failure to adapt to technological change;

•	an assertion by a regulatory agency that one or more of our auctions constitute some form of “gaming” or a “lottery”;

•	increased competition;

•	increased operating costs;

•	changes in legislation applicable to our business; and

•	our failure to continue to improve our internal controls.

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

MediaNet Group Technologies, Inc. (“MediaNet Group” or the “Company”) through its wholly owned subsidiaries, is a global marketing company that sells branded merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  As of March 31, 2010, our online auctions were conducted in Europe, North America, Australia and New Zealand and we had a network of independent business associates that sold “credits”, or the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  These auctions are designed to offer consumers real savings on these goods.  The Company, through its subsidiary, BSP Rewards, Inc., also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

Online Auctions

The DubLi.com auctions are designed to provide consumers with the ability to obtain goods at discounts to retail prices through a fun and convenient shopping portal.  These auctions offer only new inventory from the world’s leading manufacturers.

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

Business associates earn commissions on:

•	the sale of Credits by the subject business associate directly to retail consumers (“Affiliated Consumers”) who are signed up by such business associate (“Retail Commissions”); and

•	the sale of Credits by Downstream Associates sponsored by the subject business associate or such business associate’s Downstream Associates (“Organizational Commission”).

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

DubLi also offers a partner package and program (the “Partner Program”) to companies, associations, affinity groups and non-profit organizations (which it refers to as a “white label solution”). Using the Partner Program, these groups can, through DubLi, open and utilize an auction portal open to their members. Each partner earns a thirty percent (30%) commission on all Credits sold to such Partner’s members through their portal. Using the Partner Program gives participating organizations a professional web presence, access to products offered on the auction portal through DubLi, and the use of DubLi to complete all customer purchase processes. DubLi provides a variety of ready-made templates that can be customized to the individual requirements of any organization, including the use of the organization’s URL. The Company receives the remaining 70% of the sales proceeds from which it pays all related costs and expenses.

BSP Rewards

BSP Rewards provides private branded loyalty and rewards programs designed as a shopping service through which members receive rebates (rewards points) on purchases of products and services from participating merchants in our Internet mall platform.  These rewards act as a common currency that may be accumulated and used to make purchases of gift cards or donations to a charity.  The rewards additionally can be loaded onto a debit MasterCard and used towards additional purchases from any participating merchant in the program. Additionally, once the loyalty points are loaded on the MasterCard, the consumer can utilize this debit card at any merchant where the debit MasterCard is accepted.

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

Competition

MediaNet Group believes that there are a number of companies engaging in reverse auctions. However, it does not believe that any of these companies present significant competition to DubLi. The Company believes that its DubLi online auction business has been able to distinguish itself from other competitors based upon its advanced, customer friendly technology multi-level marketing strategy, local marketing knowledge through the DubLi Network sales force, and its exclusive focus on new inventory from the world’s leading manufacturers.

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

Results of Operations

The following table sets forth certain of our results of operations for the periods indicated.

	For the three months		Percent	For the six months		Percent
	ended March 31,		Change	ended March 31,		Change
	2010	2009		2010	2009

Revenues	$6,332,129	$4,493,462	41%	$10,616,064	$6,083,369	75%
Direct cost of revenues	3,546,552	2,744,854	29%	6,760,916	3,805,162	78%
Gross Profit	2,785,577	1,748,608	59%	3,855,148	2,278,207	69%
Operating Expenses	1,529,680	1,506,539	2%	2,137,420	1,899,673	13%
Income (loss) from operations	1,255,897	242,069	419%	1,717,728	378,534	354%
Interest income (expense)	(5,512)	(3,607)	53%	(7,139)	(3,607)	98%
Provision for income taxes	-	-		-	-
Discontinued operations	-	(591,886)	100%	-	(1,232,257)	100%
Gain from sale of subsidiary	-	74,990		-	74,990
Foreign currency translation adjustment	(395,991)	(32,655)		(412,309)	(47,725)
Comprehensive income	854,394	(311,089)	-375%	1,298,281	(830,065)	-256%

Revenues

We had revenues of $6,332,129 for the three months ended March 31, 2010, an increase of $1,838,667, or 41%, as compared to $4,493,462 in the same period ended March 31, 2009. In the six months ended March 31, 2010, we had net revenues of $10,616,064, an increase of $4,532,695, or 75%, as compared to $6,083,369 in the same period ended March 31, 2009.

Revenue increases occurred in both the sales of products and sales of Credits. The increase in Credits sold was due to our overall domestic and foreign business expansion resulting from our addition of new business associates and increased productivity from existing associates between March 31, 2009 and March 31, 2010 as well as certain new promotions.

Direct Cost of Revenues

Direct Cost of Revenues primarily includes the cost of acquiring products to sell in our online auctions, website operation costs and business associate commission expenses. During the three months ended March 31, 2010, we had direct cost of revenues of $3,546,552, or 56% of revenues, versus direct cost of revenues of $2,744,854, or 61% of revenues in the same period in 2009.  During the six months ended March 31, 2010, we had direct cost of revenues of $6,760,916, or 64% of revenues, compared to direct cost of revenues of $3,805,162, or 63%, of revenues in the same period in 2009. This 29% and 78% respective increase in the direct cost of revenues is consistent with and primarily attributable to our increase in revenues. In addition, increased incentives earned by our business associates contributed to the increase in direct cost of revenues.

Gross profit

We had gross profit of $2,785,577 and $1,748,608 for three months ended March 31, 2010 and March 31, 2009, respectively.  Gross profit margin was at 44% and 36% for the three months ended March 31, 2010 and March 31, 2009, respectively.

We had gross profit of $3,855,148 and $2,278,207 for the six months ended March 31, 2010 and March 31, 2009, respectively.  Gross profit margin was 36% and 37% for the six months ended March 31, 2010 and March 31, 2009, respectively.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 were $1,529,680, or 24% of revenues, compared to operating expenses of $1,506,539, or 34% of revenues, for the same period ended March 31, 2009. Operating expenses for the six months ended March 31, 2010 were $2,137,420, or 20% of revenues, compared to operating expenses of $1,899,673, or 31% of revenues, for the same period ended March 31, 2009. The increase in operating expenses during the three and six months ended March 31, 2010 was attributable to increases in our advertising and marketing expenses and increases in administrative expenses resulting from planned improvements to our operations.

Comprehensive Income

We had a comprehensive income of $854,394 or 13% of revenues for the three month period ended March 31, 2010 compared to comprehensive loss of ($311,089) or (7%) of revenues for the same period ended March 31, 2009. Our comprehensive income is a function of revenues, cost of sales and other expenses and foreign currency translation adjustment as described above. The increase in comprehensive income in 2010 was due primarily to the increase in revenues less a provision for income taxes and foreign currency translation adjustment. Earnings per share in the three month period ended March 31, 2010 were $0.04 per basic and $0.00 per fully diluted share based on basic weighted average number of shares outstanding during the period of 28,484,206 and fully diluted weighted average number of shares of 308,196,287 compared to earnings per basic share of $0.01 and $0.01 per fully diluted share in the three months ended March 31, 2009 on the basic and fully diluted weighted average number of shares outstanding of 20,674,802.

We had a comprehensive income of $1,298,281 or 13% of revenues for the six month period ended March 31, 2010 compared to a loss of ($830,065) or (14%) of revenues for the same period ended March 31, 2009. Earnings per share for continuing operations in the six month period ended March 31, 2010 were $0.06 per basic and $0.01 per diluted share based on the basic weighted average number of shares outstanding during the period of 28,484,206 and fully diluted shares of 277,821,208 compared to earnings per basic share of $0.02 and $0.02 per fully diluted shares in the six months ended March 31, 2009 on the basic and fully diluted weighted average number of shares outstanding of 20,674,802.

Liquidity and Capital Resources

General

As of March 31, 2010 and September 30, 2009, we had working capital of approximately $(2,108,857) and $(3,012,783), respectively.  Our working capital increased $903,926 in the six month period ended March 31, 2010 primarily due to normal fluctuations in the components of working capital. Our working capital is constrained because we have restricted cash of $1,725,940 classified as a non-current asset that was not available for use in operations.

As of March 31, 2010, we had cash and cash equivalents of $2,179,887.  We also had $1,725,940 of restricted cash.  Restricted cash is cash maintained by our credit card processors on sales processed by them to secure against their financial risk.  Our current agreement with the processors permits them to maintain a 20% reserve or holdback for six months on each sale processed by them.

Our principal use of cash in our operating activities has historically been for inventory and for selling and general and administrative expenses.  Our principal source of liquidity has historically been from operating activities. Our cash flow has improved during the six months ended March 31, 2010 as a result of our increase in sales of Credits and products.

Operating Activities

Cash flows provided by operating activities during the six months ended March 31, 2010 were $320,005, compared to cash flows used by operating activities of ($64,316) during the six months ended March 31, 2009. Significant items reducing cash flows from operations for the six months ended March 31, 2010 include increases in restricted cash of $994,471; accounts receivable of $66,367; prepaid customer acquisition costs of $1,540,629 inventory, prepaid expenses and deposits of $612,257 and reduction in accounts payable and accrued expenses of $1,058,916.  Items increasing cash flows from operations include significant increases in deferred revenue of $3,388,314.

Investing and Financing Activities

Cash flows used in investing activities were $1,037,338 and $67,388 for the six months ended March 31, 2010 and 2009, respectively, due primarily to the purchase of a software license and office equipment.

Cash flows provided by financing activities was $498,885 and $552,949 for the six months ended March 31, 2010, and 2009, respectively, from proceeds of warrant redemptions and sales of common stock and repayments of notes payable to related parties.

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

Approximately 94% of our auction Credit sales are made through our network of business associates and, accordingly, we are dependent on our business associates for a significant portion of our sales. To increase our revenue, we must increase the number of and/or the productivity of our business associates.  Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of business associates.  Our operating results could be harmed if our existing and new business opportunities do not generate sufficient interest to retain existing business associates and attract new business associates.

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

ITEM 6. EXHIBITS

No.	Description

3.1	Amendment to Certificate of Designation*

10.1	Agreement between the Company and Zen Holding Group Limited dated May 24, 2010*
31.1	Certification of Chief Executive Officer**
31.2	Certification of Chief Financial Officer**
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

*           Previously filed with the original Form 10-Q for the quarter ended March 31, 2010.
**         Filed herewith.
***      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MEDIANET GROUP TECHNOLOGIES, INC.

Date: March 30, 2011	By:	/s/ Michael B. Hansen
Michael B. Hansen President (Principal Executive Officer)

INDEX TO EXHIBITS

No.	Description

3.1	Amendment to Certificate of Designation*

10.1	Agreement between the Company and Zen Holding Group Limited dated May 24, 2010*
31.1	Certification of Chief Executive Officer**
31.2	Certification of Chief Financial Officer**
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

*           Previously filed with the original Form 10-Q for the quarter ended March 31, 2010.
**         Filed herewith.
***       Furnished herewith.