Form 10-Q/A
period 2010-06-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2011-03-30
CIK 1097792

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

EXPLANATORY NOTE

On December 16, 2010, the Board of Directors of the Company determined that the unaudited consolidated financial statements for the three months and six months ended June 30, 2010, should be restated as a result of material misstatements.  The determination to restate the unaudited consolidated financial statements was made in connection with management’s assessment of accounting errors it discovered in connection with the preparation of the audited consolidated financial statements for the year ended September 30, 2010.

The Company has restated its balance sheet as of June 30, 2010 and its Statements of operations, shareholders’ equity and cash flows for the three and nine months then ended to correct errors in its accounting.  Certain reclassifications to conform to the presentations used in fiscal year 2010 have also been made to prior quarter's consolidated financial statements, none of which had any effect on previously reported net income or loss, or related per share amounts, of any period.

The descriptions of the error corrections and the effects of the restatements of the June 30, 2010 financial statements are as follows:

(1)	adjust cash for currency transaction losses not previously recorded;
(2)	reclassify deferred expenses previously netted to deferred revenue;
(3)	reclassify cash previously reported as a deposit;
(4)	adjust commissions payable for currency transaction losses not previously recorded;
(5)	record liability for unearned subscription revenue not previously recorded;
(6)	intercompany transactions not previously eliminated;
(7)	adjust for costs erroneously recorded in 2010; and
(8)	correct 2010 tax provision.

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

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q for the quarter ended June 30, 2010 (the “Original 10-Q") in its entirety, as amended by, and to reflect, the restatement.  No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original 10-Q, except as required to reflect the effects of the restatement.  This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q, or modify or update those disclosures, including the exhibits to the Original 10-Q affected by subsequent events.

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

i

USE OF NAMES

In this quarterly report, the terms “MediaNet,” “Company,” “we,” or “our,” unless the context otherwise requires, mean MediaNet Group Technologies, Inc. and its subsidiaries.

INDEX

PART I:	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
▪	Consolidated Balance Sheets as of June 30, 2010 and September 30, 2009	1
▪	Consolidated Statements of Operations for the Three and Nine Months Ended June 30, 2010 and 2009	2
▪	Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2010 and 2009	3
▪	Condensed Notes to Consolidated Financial Statements	4
Item 2.	Management s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 4.	Controls and Procedures	34

PART II:	OTHER INFORMATION	35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 5.	Other Information	37
Item 6.	Exhibits	39

SIGNATURES		39

INDEX TO EXHIBITS		40

ii

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
	June 30, 2010	September 30, 2009
	(Unaudited)	(Audited Note 2)
Assets
Current Assets
Cash and cash equivalents	$893,570	$2,533,649
Restricted cash	2,129,723	721,987
Accounts receivable, net	-	72,985
Inventory	687,747	401,113
Prepaid customer acquisition costs	4,297,599	2,577,168
Prepaid expenses and other current assets	49,321	127,165
Total current assets	8,057,960	6,434,067
Property and equipment, net	1,801,829	94,109
Other Assets
Deposits	80,630	32,212
Option agreement	250,000	-
Real estate contract	2,219,138	-
Total other assets	2,549,768	32,212
Total assets	$12,409,557	$6,560,388
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$248,872	$121,451
Accrued liabilities	18,874	585,623
Accrued incentives	-	644,075
Loyalty points payable	287,222	209,025
Commissions payable	1,150,675	2,116,250
Deferred rent	116,456	-
Customer deposits	9,760	18,342
Deferred revenue	8,696,910	5,560,762
Note Payable-related party	399,322	191,322
Total current liabilities	10,928,091	9,446,850
Stockholders' Equity (Deficit)
Preferred stock - $.01 par value, 5 million shares authorized, 3,858,067 issued and outstanding	38,581	-
Common stock - $.001 par value, 50,000,000 shares	-	-
authorized, 28,621,680 outstanding (See Notes 11 and 13)	28,621	27,304
Additional paid-in capital	2,042,440	(768,528)
Accumulated other comprehensive income (loss)	(894,521)	(96,014)
Retained earnings (Deficit)	266,345	(2,049,224)
Total stockholders' equity	1,481,466	(2,886,462)
Total liabilities and stockholders' equity	$12,409,557	$6,560,388

See accompanying notes to condensed consolidated financial statements

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
	For the three months		For the nine months
	ended June 30,		ended June 30,
	2010	2009	2010	2009

Revenues	$6,102,897	$3,753,679	$16,718,961	$9,837,048
Direct cost of revenues	1,840,894	405,577	8,601,810	4,210,739
Gross Profit	4,262,003	3,348,102	8,117,151	5,626,309

Operating Expenses	3,431,770	3,195,156	5,569,190	5,094,829

Income (loss) from operations	830,233	152,946	2,547,961	531,480

Interest income (expense) –net	(265)	-	(7,404)	(3,607)

Income ( loss) from continuing operations before income taxes	829,968	152,946	2,540,557	527,873
Income taxes -benefit, (expense)	-	-	-	-

Income (loss) from continuing operations	829,968	152,946	2,540,557	527,873
Discontinued operations
Loss from discontinued segment	-	(373,166)	-	(1,605,423)
Gain from sale of subsidiary	-		-	74,990

Net income (loss)	829,968	(220,220)	2,540,557	(1,002,560)

Foreign currency translation adjustment	(386,197)	(27,991)	(798,506)	(75,716)
Comprehensive Income (Loss)	$443,771	$(248,211)	$1,742,051	$(1,078,276)

Earnings (loss) per share:
Continuing operations
Basic	$0.03	$0.01	$0.09	$0.03
Fully Diluted	$0.00	$0.01	$0.01	$0.03
Discontinued operations
Basic	$0.00	$(0.02)	$0.00	$(0.08)
Fully Diluted	$0.00	$(0.02)	$0.00	$(0.08)

Weighted average number of shares outstanding during the period
Basic	28,621,680	20,674,802	28,100,031	20,674,802
Fully Diluted	337,450,905	20,674,802	318,399,072	20,674,802

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	For the nine months
	ended June 30,
	2010	2009
Cash flows from operating activities
Net Income from continuing operations	$2,540,557	$527,873
Reconcile net income (loss) to net cash used in operating activities:
Prior period adjustment	(1,560,795)	-
Currency gains and losses	(141,307)	-
Depreciation and amortization	523,022	17,583
Discontinued operations	-	(1,605,423)
Stocks & Warrants issued for services	-	97,709
(Increase) decrease in assets:
Restricted cash	(1,422,709)	(1,248,451)
Accounts receivable	71,398	(764,931)
Inventory	(288,842)	33,693
Prepaid customer acquisition costs	(1,724,125)	(1,255,480)
Prepaid expenses	77,844	225
Other Current Assets	(2,217)	-
Increase (decrease) in liabilities:
Accounts payable	126,580	406,336
Accrued liabilities	(562,154)	19,414
Accrued incentives	(635,401)	-
Loyalty points payable	78,197	47,339
Commission payable	(932,430)	1,152,168
Deferred rent	116,456	-
Customer deposits	(7,901)	(71,649)
Deferred revenue	3,200,891	2,777,618
Notes Payable-related party	-	88,000
Net cash provided (used) in operating activities	(542,936)	222,024

Cash flows from investing activities:
Deposits	(48,419)	-
Option agreement	(250,000)	-
Purchase of software license	(743,750)	-
Purchase equipment	(152,794)	(78,750)
Net cash provided (used) in investing activities	(1,194,963)	(78,750)

Cash flows from financing activities
Borrowings under Note Payable related party	825,535	56,500
Repayments of Note Payable related party	(654,021)	-
Proceeds from issuance of common shares	133,185	511,035
Net cash provided (used) by financing activities	304,699	567,535
Effect of exchange rate changes on cash	(206,879)	110,662
Net increase (decrease) in cash and equivalents	(1,640,079)	821,471
Cash at beginning of period	2,533,649	80,037
Cash at end of period	$893,570	$901,508
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,404	$3,607
Cash paid for income taxes	-	-
Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive loss	$(798,507)	-
Stock issued for software	$1,337,673	$(75,716)
Shareholder contribution for real estate contract	$1,440,708	-
Recapitalization	$6,874,886	-
Cashless warrant	$482	-

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Description of Business

MediaNet Group Technologies, Inc. (“MediaNet Group” or the “Company”), through its wholly owned subsidiaries, is a global marketing company that sells merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  As of June 30, 2010, our online auctions were conducted in Europe, North America, Australia and New Zealand and a global auction portal serving the balance of the world.  We have a network of independent business associates that sold “credits”, or the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  These auctions are designed to offer consumers real savings on these goods.  The Company, through its subsidiary, BSP Rewards, Inc., also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

The Company is organized in Nevada and has its principal executive offices in Boca Raton, Florida.  The Company’s wholly owned subsidiaries are domiciled in Delaware, Florida and Nevada in the United States and in the, British Virgin Islands, Cyprus and Berlin, Germany.

As of August 23, 2010, our President and Chief Executive Officer, through his beneficial ownership of the Company’s outstanding Series A Preferred Stock, has the indirect shared power to cast approximately 88% of the combined votes that can be cast by the holders of the Common Stock and the Series A Preferred Stock, which generally vote together as a single class on all matters submitted to the vote of shareholders. Accordingly, he, along with another person who is not an officer or director of the Company, has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size, membership of the Board of Directors and all other corporate actions.

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

Foreign Currency

Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at year-end exchange rates for assets and liabilities and historical exchange rates during the year for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive income or loss. Financial statements of subsidiaries operating in highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in current earnings. Gains or losses resulting from foreign currency transactions are recorded in other operating expense.

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

Concentrations

The Company maintains its cash in bank deposit accounts in the United States, Germany and Cyprus, which at times may exceed the federally insured limits in those countries. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis and, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010, nor any gains or losses reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

Inventory

The inventory represents merchandise purchased at cost. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. Shipping and handling costs are included in purchases for all periods presented.

Property, Software and Leasehold Improvements

Property is recorded at cost. The cost of maintenance and repairs of equipment is charged to operating expense when incurred. Depreciation and amortization is determined based upon the assets’ estimated useful lives, and is calculated on a straight-line basis when the asset is placed in service. When the Company sells, disposes or retires equipment or replaces a leasehold improvement, the related gains or losses are included in operating results. Property is depreciated over three  or seven years and begins when it is placed in service.

Depreciation and amortization are provided for financial reporting  on  the straight-line methods over the five year estimated useful lives of the assets. Leasehold improvements are recorded at cost and are amortized over the remaining lease term.

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

Income Taxes

The Company accounts for income taxes under ASC 740-10, Income Taxes. Deferred income tax assets and liabilities are recognized based on differences between the financial statements and tax basis of assets and liabilities using presently enacted tax rates. At each balance sheet date, the Company evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets, and records a valuation allowance that reduces the deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

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

Note 3 – Restricted Cash

The Company has agreements with organizations that process credit card transactions arising from purchases of products by customers of the Company. Credit card processors have financial risk associated with the products and services purchased because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed. The organization that processes MasterCard/Visa transactions allows the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). Our credit card processor requires a  20%  reserve on each sale for a period of six months.  The reserve requirements have ranged from a low of 5% to a high of 50%.  The restricted cash is on deposit with two such merchant account providers, one in Europe and one in the United States. Both companies are large established organizations with whom the company had on deposit $293,533 and $ 1,836,190, respectively at June 30, 2010.

Note 4 – Foreign Currency

All of the Company’s foreign subsidiaries designate the Euro as their functional currency. As of June 30, 2010, the total amount of cash held by foreign subsidiaries was $.7 million unrestricted and $.3 restricted for credit card holdback.

Note 5 – Inventory

Inventory consists of the following at the dates indicated:

	June 30,	September 30,
	2010	2009
Merchandise	$279,556	$321,067
Gift Cards	408,191	80,046
Total	$687,747	$401,113

Note 6 – Property and Equipment

Equipment at cost consists of office furniture, computer equipment and software. Depreciation expense for the three months and nine months ended June 30, 2010 was $174,341 and $523,022, respectively.

	June 30,	September 30,
	2010	2009
Cost	$2,311,410	$140,484
Accumulated Depreciation	(509,581)	(46,375)
Net	$1,801,829	$94,109

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

Note 10 – Income Taxes

The provision (benefit) for income taxes from continuing operations consisted of the following:

	June 30,	September 30,
	2010	2009

Current tax benefit:
Federal	$-	$-
State	-	-
	-	-
Deferred tax benefit:
Federal	-	-
	$-	$-

The tax effect of significant items comprising our net deferred tax assets as of June 30, 2010 and September 30, 2009 are as follows:

	June 30, 2010	September 30, 2009

Deferred tax assets:
Stock options	$248,009	$90,535
Federal and state net operating loss carryforwards	1,995,278	1,738,948
Foreign net operating loss carryforwards	371,326	109,157
Other	55,346	526
Gross deferred tax assets	2,669,959	1,939,166
Less: valuation allowance	(2,546,601)	(1,939,166)
Net deferred tax assets	123,358	-
Deferred tax liabilities	(123,358)	-
Net deferred taxes	$-	$-

At June 30, 2010, the Company had $5,302,362 of net operating loss carryforwards for US federal income tax purposes that expire beginning in 2025.  Due to Internal Revenue Code Section 382 limitations related to the change in ownership of the Company, the utilization of pre-acquisition net operating losses is limited on an annual basis.  The Company had approximately $3,713,258 of foreign net operating loss carryforwards at June 30, 2010.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the period in which these temporary differences become deductible.  Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment.  As of June 30, 2010 and September 30, 2009, valuation allowances of $2,546,601 and $1,939,166 have been recorded, respectively.

A reconciliation of U.S. statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective tax rate for the quarter ended June 30, 2010 and the year ended September 30 is as follows:

	June 30, 2010	September 30, 2009

Statutory rate	35%	-35%
Permanent difference	7%	0%
Effect of foreign earnings	-72%
State income taxes, net of federal benefit	1%	0%
Valuation allowance	27%	35%
Other	2%
	0%	0%

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

In connection with the Merger, all of the persons serving as directors of the Company as of October 19, 2009, other than Mr. Martin Berns, resigned as of such date. On October 29, 2009, the Company appointed Mr. Hansen as President and Chief Executive Officer, Mr. Holmstoel as Chief Operating Officer and Mr. Kusche as General Counsel of the Company.  Also on such date, Steven Adelstein was appointed to the Board by Mr. Berns, who was then the sole remaining Board member. On February 23, 2010, Mr. Adelstein resigned and was replaced by Andreas Kusche. The appointment of Messrs. Hansen and Holmstoel is expected to be effective in early September 2010, upon our compliance with Securities and Exchange Commission Rule 14f-1. The Company intends to file a Schedule 14f-1 with Securities and Exchange Commission in September 2010 and make a distribution of such schedule to its shareholders.   The Company will file a Form 8-K announcing the effectiveness of the appointment of Messrs. Hansen and Holmstoel.

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

•
provide the Company sufficient time to prepare a complex proxy statement and hold a shareholder meeting to consider approval of the Merger Agreement and an amendment to the Company’s articles of incorporation to increase the number of authorized shares of common stock from 50 million to 500 million shares; and

•	provide the beneficial owners of CG adequate time to contribute and/or transfer a number of entities or properties to CG.

For instance, upon completion of the merger the Company expected that CG would own directly or indirectly all of the following subsidiaries or assets:

•	DUBLICOM LIMITED (“DUBLICOM”), a Cyprus limited company, which runs DubLi’s auction websites;

•	Lenox Resources, LLC, a Delaware limited liability company, that holds DubLi’s intellectual property;

•	DUBLI NETWORK LIMITED (“DUBLI NETWORK”), a British Virgin Islands limited company, that operates DubLi’s global network with its business associates;

•
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

•	certain rights to real estate in the Cayman Islands (the “Cayman Property Rights”) now held by DubLi Properties, LLC, a Delaware limited liability corporation.

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

The following table sets forth the beneficial ownership of the Common Stock and the Preferred Stock as of August 23, 2010 for each of the Company’s greater than 5% shareholders, directors, named executive officers and by all of the Company’s directors and executive officers as a group.  For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, which rule focuses on the power to vote shares or make investment decisions with respect to such shares, potentially irrespective of any pecuniary interest in such shares.  The information as to the securities beneficially owned by Zen, Mr. Hansen and Mr. Saouma are based upon a Schedule 13D filed by Mr. Hansen and Mr. Saouma on June 24, 2010.

Title of Class	Name of Beneficial Owner		Amount and Nature of Beneficial Ownership (1)		Percentage of Class Owned (2)
Series A Convertible Preferred Stock	Zen Holding Group Limited	(3)	3,858,067	(4)	100%
	Michael B. Hansen	(5)	3,858,067	(4)	100%
	Michel Saouma	(6)	3,858,067	(4)	100%

Common Stock	Zen Holding Group Limited		214,178,946	(4), (7)	88.2%
	Michael B. Hansen**		214,178,946	(4), (7)	88.2%
	Michel Saouma		214,178,946	(4), (7)	88.2%
	Joseph Saouma	(8)	—	(9)	*
	Martin A. Berns	(10)	5,907,511	(11)	20.6%
	Kent L. Holmstoel**	(12)	—		*
	Andreas Kusche**	(13)	—		*
	Betina Dupont Sorensen**	(5)	—	(14)	*
	Directors and Executive Officers as a Group	(4),(7)	214,588,946		88.4%

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

Note 14 – Discontinued Operations

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

Note 15 - Restatement of Previously Issued Financial Statements

On December 16, 2010, the Board of Directors of the Company determined that the unaudited consolidated financial statements for the three and nine months ended June 30, 2010, should be restated as a result of material misstatements.  The determination to restate the unaudited consolidated financial statements was made in connection with management’s assessment of accounting errors it discovered in connection with the preparation of the audited consolidated financial statements for the year ended September 30, 2010.

The Company has restated its balance sheet as of June 30, 2010 and its statements of operations, shareholders’ equity and cash flows for the three and nine months then ended to correct errors in its accounting.  Certain reclassifications to conform to the presentations used in fiscal 2010 have also been made to prior quarter's consolidated financial statements, none of which had any effect on previously reported net income or loss, or related per share amounts, of any period.

The descriptions of the error corrections and the effects of the restatements of the June 30, 2010 financial statements are as follows:

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

The effects of the restatement adjustments on the consolidated financial statements are as follows:

Balance Sheets	June 30,2010	Adjust	Restated
Assets
Current Assets
Cash and cash equivalents	$1,024,427	$(130,857)	$893,570
Restricted cash	1,860,447	269,276	2,129,723
Accounts receivable, net	205,155	(205,155)	-
Inventory	687,775	(28)	687,747
Prepaid Customer Acquisition costs	-	4,297,599	4,297,599
Prepaid expenses and other current assets	49,365	(44)	49,321
Total current assets	3,827,169	4,230,791	8,057,960

Property and equipment, net	1,801,859	(30)	1,801,829
Other Assets	2,549,778	(10)	2,549,768
Total Assets	$8,178,806	$4,230,751	$12,409,557

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$248,882	$(10)	$248,872
Accrued liabilities	19,183	(309)	18,874
Loyalty points payable	287,222	-	287,222
Commissions payable	751,190	399,485	1,150,675
Deferred rent	116,456	-	116,456
Income taxes payable	550,000	(550,000)	-
Customer deposits	9,766	(6)	9,760
Deferred revenue Credits	3,137,905	4,654,351	7,792,256
Deferred revenue Fees		904,654	904,654
Note Payable-related party	399,356	(34)	399,322
Total current liabilities	5,519,960	5,408,131	10,928,091

Stockholders’ deficit
Preferred Stock - $.01 par value5,000,000 shares authorized, 5,000,000 outstanding	38,581	-	38,581
Common stock - $.001 par value50,000,000 shares authorized, 28,621,380 outstanding	28,621	-	28,621
Additional paid-in capital	2,042,440	-	2,042,440
Accumulated other comprehensive income (loss)	(519,450)	(375,071)	(894,521)
Accumulated deficit	1,068,654	(802,309)	266,345
Total stockholders’ equity (deficit)	2,658,846	(1,177,380)	1,481,466
Total liabilities and stockholders’ equity (deficit)	$8,178,806	$4,230,751	$12,409,557

Statements of	Three Months			Nine Months
Operations	June 30,2010	Adjust	Restated	June 30,2010	adjust	Restated
Revenues	$6,990,388	$(887,491)	$6,102,897	$21,510,789	$(4,791,828)	$16,718,961
Direct Cost of revenues	2,533,736	(692,842)	1,840,894	11,955,932	(3,354,122)	8,601,810
Gross Profit	4,456,652	(194,649)	4,262,003	9,554,857	(1,437,706)	8,117,151
Operating Expenses	4,046,641	(614,871)	3,431,770	6,904,399	(1,335,209)	5,569,190
Income (loss) from operations	410,011	420,222	830,233	2,650,458	(102,497)	2,547,961
Interest income (expense) net	(271)	6	(265)	(7,273)	(131)	(7,404)
Income (loss) from continuing operations before income taxes	409,740	420,228	829,968	2,643,185	(102,628)	2,540,557
Provision for income taxes	(389,976)	389,976	-	550,000	(550,000)	-
Income (loss) from continuing operations	799,716	30,252	829,968	2,093,185	447,372	2,540,557
Loss from operations of discontinued segment	(568,380)	568,380	-	(568,380)	568,380	-
Net income (loss) from operations	231,336	598,632	829,968	1,524,805	1,015,752	2,540,557
Foreign currency translation gain (loss)	(417,970)	31,773	(386,197)	(505,273)	(293,233)	(798,506)
Comprehensive income (loss)	$(186,634)	$630,405	$443,771	$1,019,532	$722,519	$1,742,051

Earnings (loss) per share:
Continuing operations - basic	0.03	-	0.03	0.07	0.02	0.09
Fully Diluted	-	-	-	0.01	-	0.01
Discontinued operations- basic	(0.02)	0.02	-	(0.02)	0.02	-
Fully Diluted	-	-	-	(0.00)	-	-
Weighted average number of shares outstanding :

Basic	28,621,680	-	28,621,680	28,100,031	-	28,100,031
Fully Diluted	337,450,905	-	337,450,905	318,399,072	-	318,399,072

Statements of	Three Months			Nine Months
Operations	June 30,2009	Adjust	Restated	June 30,2009	Adjust	Restated
Revenues	$4,801,895	$(1,048,216)	$3,753,679	$12,989,305	$(3,152,257)	$9,837,048
Direct Cost of revenues	824,143	(418,566)	405,577	6,081,237	(1,870,498)	4,210,739
Gross Profit	3,977,752	(629,650)	3,348,102	6,908,068	(1,281,759)	5,626,309
Operating Expenses	3,374,866	(179,710)	3,195,156	5,814,449	(719,620)	5,094,829
Income (loss) from operations	602,886	(449,940)	152,946	1,093,619	(562,139)	531,480
Interest income (expense) net	-	-	-	(3,437)	(170)	(3,607)
Income (loss) from continuing operations before income taxes	602,886	(449,940)	152,946	1,090,182	(562,309)	527,873
Provision for income taxes	-	-	-	-	-	-
Income (loss) from continuing operations	602,886	(449,940)	152,946	1,090,182	(562,309)	527,873
Loss from operations of discontinued segment	(399,511)	26,345	(373,166)	(1,718,763)	113,340	(1,605,423)
Gain from sale of subsidiary	74,990	(74,990)	-	74,990	-	74,990
Net income (loss) from operations	278,365	(498,585)	(220,220)	(553,591)	(448,969)	(1,002,560)
Foreign currency translation gain (loss)	(4,333)	(23,658)	(27,991)	-	(75,716)	(75,716)
Comprehensive income (loss)	$274,032	$(522,242)	$(248,211)	$(553,591)	$(524,685)	$(1,078,276)

Earnings (loss) per share:
Continuing operations- basic and diluted	$0.03	$(0.02)	$0.01	$0.05	$(0.02)	$0.03
Discontinued operations- basic and diluted	$0.01	$(0.03)	$(0.02)	$0.03	$(0.11)	$(0.08)
Weighted average number of shares outstanding
Basic and diluted	20,674,802	-	20,674,802	20,674,802	-	20,674,802

	Nine Months
Statements of Cash Flows	June 30,2010	Adjust	Restated
Cash flows from operating activities
Net Income (loss) from operations	$2,093,185	$447,372	$2,540,557
Net Loss from discontinued operations	(568,380)	568,380	-
Net Income (loss) from continuing operations	1,524,805	1,015,752	2,540,557
Prior period adjustment	-	(1,560,795)	(1,560,795)
Currency	-	(141,307)	(141,307)
Adjustments :
Depreciation and amortization	523,022	-	523,022
(Increase) decrease in assets:
Restricted cash	(1,138,217)	(284,492)	(1,422,709)
Accounts receivable	(132,157)	203,555	71,398
Inventory	(286,634)	(2,208)	(288,842)
Prepaid customer acquisition costs	-	(1,724,125)	(1,724,125)
Prepaid expenses	77,844	-	77,844
Deposits	94,070	(94,070)	-
Other current assets	-	(2,217)	(2,217)
Increase (decrease) in liabilities:
Accounts payable	127,421	(841)	126,580
Accrued liabilities	(566,534)	4,380	(562,154)
Accrued incentives	(644,292)	8,891	(635,401)
Loyalty points payable	78,197	-	78,197
Commission payable	(1,125,415)	192,985	(932,430)
Deferred Rent	116,456	-	116,456
Income tax payable	262,162	(262,162)	-
Customer deposits	(8,582)	681	(7,901)
Deferred revenue	511,070	2,689,821	3,200,891
Net cash provided (used) in operating activities	(586,784)	43,848	(542,936)

Cash flows from investing activities:		-
Deposits	(48,419)	-	(48,419)
Option Agreement	(250,000)	-	(250,000)
Purchase of software license	(743,750)	-	(743,750)
Purchase fixed assets	(149,319)	(3,474)	(152,793)
Net cash provided (used) in investing activities	(1,191,488)	(3,474)	(1,194,962)

Cash flows from financing activities
Proceeds from warrants	133,185	-	133,185
Proceeds note payable-related party	824,297	1,238	825,535
Payments note payable-related party	(654,021)	-	(654,021)
Net cash provided (used) by financing activities	303,461	1,238	304,699

Effect of exchange rate changes on cash		(206,879)	(206,879)
Net increase (decrease) in cash	(1,474,811)	(165,267)	(1,640,078)
Cash at beginning of period	2,499,237	34,412	2,533,649
Cash at end of period	$1,024,426	$(130,855)	$893,571

Supplemental disclosures of cash flow information:
Cash paid for interest	-	$7,404	$7,404
Cash paid for income taxes	-	-	-

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive loss	(505,273)	(293,234)	(798,507)
Stock issued for Software	1,337,673	-	1,337,673
Recapitalization	6,874,886	-	6,874,886

	Nine Months
Statements of Cash Flows	June 30,2009	Adjust	Restated
Net Income (loss) from continuing operations	$1,090,182	$(562,309)	$527,873
Net Loss from Discontinued operations	(1,718,763)	113,340	(1,605,423)
Cash flows from operating activities	(628,581)	(448,969)	(1,077,550)
Adjustments :
Depreciation and amortization	17,583	-	17,583
Stock & Warrants issued for services	-	97,709	97,709
(Increase) decrease in assets:		-	-
Restricted cash	(1,248,451)	-	(1,248,451)
Accounts receivable	(676,931)	(88,000)	(764,931)
Inventory	33,693	-	33,693
Prepaid Customer Acquisition costs	-	(1,255,480)	(1,255,480)
Prepaid expenses	225	-	225
Increase (decrease) in liabilities:
Accounts payable	406,336	-	406,336
Accrued liabilities	19,414	-	19,414
Loyalty points payable	47,339	-	47,339
Commission payable	1,152,168	-	1,152,168
Customer deposits	(71,649)	-	(71,649)
Deferred revenue	1,183,831	1,593,787	2,777,618
Note Payable-related party	-	88,000	88,000
Net cash provided (used) in operating activities	234,977	(12,953)	222,024

Cash flows from investing activities:
Purchase fixed assets	(78,750)	-	(78,750)
Net cash provided (used) in investing activities	(78,750)	-	(78,750)

Cash flows from financing activities
Proceeds note payable-related party	56,500	-	56,500
Proceeds from common shares	608,744	(97,709)	511,035
Net cash provided (used) by financing activities	665,244	(97,709)	567,535

Effect of exchange rate changes on cash		110,662	110,662
Net increase (decrease) in cash	821,471	-	821,471
Cash at beginning of period	80,037	-	80,037
Cash at end of period	$901,508	$-	$901,508

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,989	$1,618	$3,607
Cash paid for income taxes	-	-	-

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive loss	-	(75,716)	(75,716)

Note 16 – Subsequent Events

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

Two Step Transfer

See also Note 13 for subsequent events regarding the two step transfer of common shares pursuant to the restructured merger agreement.

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

MediaNet Group Technologies, Inc. (“MediaNet Group” or the “Company”) through its wholly owned subsidiaries, is a global marketing company that sells branded merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  As of June 30, 2010, our online auctions were conducted in Europe, North America, Australia and New Zealand and a global auction portal serving the balance of the world. We have a network of independent business associates that sold “credits”, or the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  These auctions are designed to offer consumers real savings on these goods.  The Company, through its subsidiary, BSP Rewards, Inc., also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

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

DubLi has two types of auctions which it operates on separate platforms for Europe, North America (United States, Mexico, Puerto Rico, Canada), Australia and New Zealand and a global portal serving the balance of the world: Xpress and Unique Bid.

In Xpress auctions, the product up for auction is displayed with a starting price, which is the lowest available retail price (the “Starting Price”). Each time a person makes a bid (which costs him or her one Credit), the Starting Price is decreased by US$0.25 (EUR 0.20) and the reduced price becomes visible to the person making a bid and to no other person.  The bidder can choose to purchase the item at the reduced price so shown or can opt to wait in the hopes that others will make bids and drive down the price.  The actual purchase price is always less than the Starting Price and is often a substantial discount to the Starting Price.

In Unique Bid auction, the auction is scheduled with a definitive start and end time.  At any time prior to the auction end time, persons can make bids (one bid for one Credit) on the price at which it would purchase the product. Bids must be made in US$0.25 increments. The person who has placed the lowest unique bid (i.e. no other person has bid the same US$0.25 incremental amount) is entitled to purchase the product at such bid price.

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

Our success will be dependent upon implementing our plan of operations, which is subject to various risks including those contained in our various public reports filed with the Securities and Exchange Commission. We plan to strengthen our position in existing and new markets by continuing to aggressively market our products and services.

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

We are also in the process of developing a new platform of websites to better provide DubLi.com shoppers with an enjoyable experience. The new platform is expected to provide DubLi.com shoppers’ website displays that, among other things: facilitate a shoppers’ monitoring and participation in Xpress Auctions and Unique Bid Auctions simultaneously; provide shoppers with expanded merchandise search capabilities; and provides shoppers with expanded capabilities to monitor auctions.

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

Results of Operations

The following table sets forth certain of our results of operations for the periods indicated.

	For the three months		Percent	For the nine months		Percent
	ended June 30,		Change	ended June 30,		Change
	2010	2009		2010	2009

Revenues	$6,102,897	3,753,679	63%	$16,718,961	$9,837.048	70%
Direct cost of revenues	1,840,894	405,577	354%	8,601,810	4,210,739	104%
Gross profit	4,262,003	3,348,102	27%	8,117,151	5,626309	44%
Operating expenses	3,431,770	3,195,156	7%	5,569,190	5,094,829	9%
Income (loss) from operations	830,233	152,946	443%	2,547,961	531,480	379%
Interest income (expense) -net	(265)	-		(7,404)	(3,607)	105%
Provision for income taxes	-	-		-	-
Discontinued operations	-	(373,166)	-100%	-	(1,605,423)	-100%
Gain from sale of subsidiary	-			-	74,990	-100%
Foreign currency translation	(386,197)	(27,991)	1280%	(798,506)	(75,716)
Comprehensive Income	$443,770	$248,210	62%	$1,742,051	$(1,078,276)	-262%

Revenues

We had revenues of $6,102,897 for the three months ended June 30, 2010, an increase of $2,349,218, or 63%, as compared to $3,753,679 in the same period ended June 30, 2009. In the nine months ended June 30, 2010, we had revenues of $16,718,961, an increase of $6,881,913, or 70%, as compared to $9,837,048 the same period ended June 30, 2009.  Revenue decreased  $229,232 from $6,332,129 in the second quarter of this year due primarily to an increase in the utilization rate of the DubLi credits used for bidding in the online auctions.

Revenue increases occurred in both the sales of products and sales of Credits. The increase in Credits sold was due to our overall domestic and foreign business expansion resulting from our addition of new business associates and increased productivity from existing associates between June 30, 2009 and June 30, 2010 as well as certain new promotions.

Direct Cost of Revenues

Direct Cost of Revenues primarily includes the cost of acquiring products to sell in our online auctions, website operation costs and business associate commission expenses. During the three months ended June 30, 2010, we had direct cost of revenues of $1,840,894, or 30% of revenues, versus direct cost of revenues of $405,577, or 11% of revenues, in the same period in 2009.  During the nine months ended June 30, 2010, we had direct cost of revenues of $8,601,810, or 51% of revenues, compared to direct cost of revenues of $9,837,048, or 43%, of revenues in the same period in 2009. This 354% and 104% respective increase in the direct cost of revenues is consistent with and primarily attributable to our increase in revenues. In addition, increased incentives earned by our business associates contributed to the increase in direct cost of revenues. Variability in the direct costs as a percentage of revenues is a function of the reverse auction bidding process wherein the mix of products offered at auction directly affects the amount of bidding revenue earned from the redemption of DubLi Credits.

Gross profit

We had gross profit of $4,262,003 and $3,348,102 for the three months ended June 30, 2010 and June 30, 2009, respectively.  Gross profit margin was 70% and 89% for the three months ended June 30, 2010 and June 30, 2009, respectively.

We had gross profit of $8,117,151 and $5,626,309 for the nine months ended June 30, 2010 and June 30, 2009, respectively.  Gross profit margin was 49% and 57% for the nine months ended June 30, 2010 and June 30, 2009, respectively.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 were $3,431,770, or 56% of revenues, compared to operating expenses of $3,195,156, or 85% of revenues, for the same period ended June 30, 2009. Operating expenses for the nine months ended June 30, 2010 were $5,569,190, or 33% of revenues, compared to operating expenses of $5,094,829, or 52% of revenues, for the same period ended June 30, 2009. There was no significant increase in operating expenses during the three and nine months ended June 30, 2010. The expenses as a percent of revenue are higher than we normally expect due to high advertising and marketing expenses and in administrative expenses resulting from planned improvements to our operations including enhancements to our auction websites and backend software.  Operating expenses are also high during the period due to travel and marketing as we worked to expand our business associate network. We also incurred significant legal expenses in connection with our SEC filings.

Discontinued Operations

In May 2009, the Company determined it was in the best long-term interest of the Company to discontinue the operations of Dublicom GMBH., a wholly-owned subsidiary. The Company recognized a net loss of $0 and $373,166  for the three months ended June 30, 2010 and 2009, respectively, and $0 and $1,605,423 for the nine months ended June 30, 2010 and 2009, respectively, on the disposal of the subsidiary and reported in the Consolidated Statements of Operations and Cash Flows within the caption, “discontinued operations”.  The Company has completed the winding up of this business.

Foreign Currency Translation

We had a foreign currency translation adjustment of $(386,197) in the three month period ended June 30, 2010 and a foreign currency translation adjustment of $(27,991) in the three month period ended June 30, 2009. We had a foreign currency translation adjustment of $(798,506) in the nine month period ended June 30, 2010 and a $(75,716) foreign currency translation adjustment in the nine month period ended June 30, 2009.  These non-cash adjustments are the result of translating the European subsidiaries’ financial statements from their functional currency, the Euro into US Dollars for financial reporting purposes.  The amounts are reflected as other comprehensive income (loss) and do not affect net income or earnings per share.

Comprehensive Income

We had a comprehensive income (loss) of $443,771 or 7% of revenues for the three month period ended June 30, 2010 compared to comprehensive loss of $248,211 or (7) % of revenues for the same period ended June 30, 2009. Our comprehensive income is a function of revenues, cost of sales and other expenses, loss from discontinued operations and foreign currency translation adjustment as described above. Earnings per share in the three month period ended June 30, 2010 were $0.03 per basic and $0.00 per fully diluted share based on basic weighted average number of shares outstanding during the period of 28,621,680 and fully diluted weighted average number of shares of 337,450,905 compared to earnings per basic share of $0.01 and $0.01 per fully diluted share in the three months ended June 30, 2009 on the basic and fully diluted weighted average number of shares outstanding of 20,674,802.

We had a comprehensive income of $1,742,051 or 10%, of revenues for the nine month period ended June 30, 2010 compared to a $(1,078,276), or (11) % of revenues, for the same period ended June 30, 2009. Earnings per share for continuing operations in the nine month period ended June 30, 2010 were $0.09 per basic and $0.01 per diluted share based on the basic weighted average number of shares outstanding during the period of 28,100,031 and fully diluted shares of 318,399,072 compared to earnings per basic share of $0.03 and $0.03 per fully diluted shares in the nine months ended June 30, 2009 on the basic and fully diluted weighted average number of shares outstanding of 20,674,802.

Liquidity and Capital Resources

General

As of June 30, 2010 and September 30, 2009, we had working capital of approximately $(2,870,131) and $(3,012,783), respectively.  Our working capital has decreased in the nine month period ended June 30, 2010 as we have utilized some of our available capital to fund operations (including various discontinued operations) and purchase non-current assets such as real estate and software plus restricted cash that was not available for use as working capital.

As of June 30, 2010, we had cash and cash equivalents of $893,570.  We also had $2,129,723 of restricted cash.  Restricted cash is a cash reserve maintained by our credit card processors on sales processed by them.  Our credit card processors are currently maintaining a 20% reserve for six months on each sale processed by them.

Our principal use of cash in our operating activities has historically been for restricted cash, inventory and for selling and general and administrative expenses.

Operating Activities

Cash flows provided (used) by operating activities during the nine months ended June 30, 2010 were $(542,936), compared to cash flows provided by operating activities of $222,024 during the nine months ended June 30, 2009. Significant items reducing cash flows from operations for the nine months ended June 30, 2010 include: an increase in restricted cash of $1,422,709; an increase in prepaid customer acquisitions costs of $1,724,125; a decrease in commissions payable of $932,430; a decrease of accrued incentives $635,401; a decrease of accrued liabilities $562,154; an increase in inventory of $288,842.  Items increasing cash flows from operations include significant increases in deferred revenue of $3,200,891 and increase in accounts payable of $126,580.

Investing and Financing Activities

Cash flows (used) in investing activities were $(1,194,963) and $(78,750) for the nine months ended June 30, 2010 and 2009, respectively.  Our primary uses of cash for investing activities were the software license, deposits and options, and real estate and office equipment.

Cash flows provided by financing activities were $304,699 and $567,535 for the nine months ended June 30, 2010, and 2009, respectively, from proceeds of warrant exercises and sales of common stock and proceeds of $825,535 net of repayments of $654,021from the Note Payable related party.

In the nine months ended June 30, 2010, we utilized approximately $550,000 of cash from operations and $1.2 million of cash for investment activities.  We financed this $1.75 million use of cash with our pre-existing cash resources and approximately $200,000 of net cash advances from our Chief Executive Officer, Mr. Michael Hansen.  For the quarter ending September 30, 2010, we anticipate our capital needs for investing activities will be approximately $1 million.  Unless we can generate significantly more capital from operations then we currently project may be generated, in the quarter ending September 30, 2010 we will need to secure additional capital to meet our projected cash needs for investment purposes and to otherwise continue to grow our business as planned.   Mr. Michael Hansen has provided us considerable financial support in the past, and he has verbally committed to provide us the capital we currently project we will need for investment purposes in the quarter ending September 30, 2010, if and when needed. Mr. Hansen has not yet reduced his commitment to writing. On August 19, 2010, Mr. Hansen lent the Company $190,431 so that it could make the scheduled payment on a real estate contract it acquired as an investment.  If we are unable to generate or secure capital as planned, we may not be able to develop our business as planned and/or may be compelled to seek alternative sources of capital in order to pursue our current business plan.

For additional information regarding investing and financing activities, see Note 16 – Subsequent Events to the Company’s Condensed Consolidated Financial Statements appearing in this report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of June 30, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to the Company, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Chief Executive Officer and Chief Financial Officer further concluded that the disclosure controls and procedures were not effective as of the following prior periods: year ended September 30, 2009; three months ended December 31, 2009; six months ended March 31, 2010 and; nine months ended June 30, 2010.

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

(vi)         hired a new Controller., and

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

ITEM 1A.     RISK FACTORS

RISK FACTORS

Risks Related to Our Operations

The Company has identified no additional risk factors other than those described below or previously disclosed in its periodic reports filed with the Securities and Exchange Commission.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5.    OTHER INFORMATION

Loans from Chief Executive Officer

During the Quarter ended June 30, 2010, Michael Hansen advanced the Company $399,356 (290,244€) for working capital purposes.  The loan is evidenced by an, unsecured note, each dated August 23, 2010, payable by the Company to Mr. Hansen in the amount referenced above.  The note is interest free and due and payable 364 days from the date of the initial advance, May 24, 2020, and thereafter it is payable upon demand of Michael Hansen.

Termination of Former Chief Financial Officer

Since the Company filed its Form 8-K of July 16, 2010 announcing the termination of Mr. Fernandez, Mr. Fernandez has alleged certain disputes with the Company and threatened legal action.  More specifically, Mr. Fernandez has alleged that the Company was aware of Mr. Fernandez’s “many disputes” with the Company and “These disputes include but are not limited to accounting issues, disclosures of material items to shareholders including pending litigations, impairment to assets, revenue recognition, employment discrimination, my benefits and severance pay as well as you prohibiting me from answering shareholder inquiries.” Notwithstanding the Company's efforts to communicate with Mr. Fernandez, the Company has been unable to understand the factual basis of Mr. Fernandez's vague and non-specific allegations.

The Company believes Mr. Fernandez’s allegations are without merit.

ITEM 6. EXHIBITS

No.	Description
10.1	Promissory Note, dated August 22, 2010, of the Company to Mr. Michael Hansen*

31.1	Certification of Chief Executive Officer**
31.2	Certification of Chief Financial Officer**
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

*	Previously filed with the original Form 10-Q for the quarter ended June 30, 2010.
**	Filed herewith.
***	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MEDIANET GROUP TECHNOLOGIES, INC.

Date: March 30, 2011	By:	/s/ Michael B. Hansen
Michael B. Hansen President

INDEX TO EXHIBITS

No.	Description

10.1	Promissory Note, dated August 23, 2010, of the Company to Mr. Michael Hansen*

31.1	Certification of Chief Executive Officer**
31.2	Certification of Chief Financial Officer**
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002***

*	Previously filed with the original Form 10-Q for the quarter ended June 30, 2010.
**	Filed herewith.
***	Furnished herewith.