Form 10-K
period 2010-09-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2011-03-30
CIK 1097792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010 or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-49801

MEDIANET GROUP TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	13-4067623
(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification No.)

5200 Town Center Circle, Suite 601
Boca Raton, FL 33486

(Address of principal executive offices)      (Zip Code)
(561) 417-1500
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☑ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes    ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 23, 2011, was $41,684,106.

As of March 23, 2011, 245,200,626 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None

Item 1. Business

Statements in this Annual Report on Form 10-K may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report on Form 10-K, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and, other than as required by Federal securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K.

Background and Corporate Information

MediaNet Group Technologies, Inc. (the “Company," “MediaNet,” “we,” or “us”) was incorporated under the laws of the State of Nevada on June 4, 1999, under the name of Clamshell Enterprises, Inc. We were formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through a merger, exchange of stock, or other similar type of transaction. On March 31, 2003, we completed a business acquisition by acquiring all of the issued and outstanding common stock of ShutterPort, Inc. in a share exchange transaction. We issued 5,926,662 shares of Common Stock in the share exchange transaction pursuant to which ShutterPort’s shareholders received one of share of our Common Stock for each share of common stock of ShutterPort which they owned. As a result of the share exchange, ShutterPort became our wholly owned and operating subsidiary.

The former shareholders of ShutterPort acquired a majority of our issued and outstanding Common Stock in connection with the share exchange transaction. Therefore, although ShutterPort became our wholly owned subsidiary, the transaction was accounted for as a recapitalization of ShutterPort, whereby ShutterPort was deemed to be the accounting acquirer and was deemed to have adopted our capital structure.

We changed our name to MediaNet Group Technologies, Inc. in May 2003.  In September 2003, we changed the name of ShutterPort, Inc. to BSP Rewards, Inc. and in June 2005, we changed the name of BSP Rewards, Inc. to Brand-A-Port, Inc.  In June 2005, we formed a new Florida corporation, named “BSP Rewards, Inc.  In August 2010, we voluntarily dissolved Brand-a-Port, Inc. On October 19, 2009 (the “Merger Closing Date”), pursuant to a Merger Agreement (the “Merger Agreement”), dated as of August 10, 2009, and subsequently amended and restated on September 25, 2009, among the Company, the Company’s then subsidiary MediaNet Merger Sub, Inc., a Nevada corporation, and CG Holdings Limited, a Cyprus limited company (“CG”), we acquired all of the issued and outstanding shares of CG for 5,000,000 shares of our Series A Preferred Stock (the “Merger”).  As more particularly described herein, the Merger resulted in a change in control of the Company along with the conversion of the Series A Preferred Stock to Common Stock.  As a result of the Merger, CG became a wholly owned subsidiary of the Company and CG’s subsidiaries became indirect subsidiaries of the Company.

CG was organized in Cyprus on March 17, 2009, as a holding company for certain companies operating the “DubLi” business.  DubLi commenced operations under its current business model in October 2008. Prior to that time, the persons and companies now associated with DubLi carried on various Internet auction activities, including reverse auctions and traditional auctions of the kind maintained by eBay. The operations of DubLi are carried out through the following entities (collectively, the “Operating Subsidiaries”):

•	DUBLICOM LIMITED (“DUBLICOM”), a Cyprus limited company, which runs DubLi’s auction websites;
•	Lenox Resources, LLC, a Delaware limited liability company, that holds DubLi’s intellectual property;
•	DubLi Network Limited (“DubLi Networks”), a British Virgin Islands limited company, that operates DubLi’s global network with its business associates;
•
Lenox Logistik und Service GmbH (“Lenox Logistik”), a German corporation, which serves as the product purchasing agent of DUBLICOM for products sold to customers outside of North America, Australia and New Zealand. Lenox Logistik also serves as an outsourced service provider that employs persons who are collectively responsible for DubLi’s administrative, accounting, marketing and purchasing activities;

•
DubLi Logistics, LLC, a Delaware limited liability company (“DubLi Logistics”), which serves exclusively  as the product purchasing agent of DUBLICOM for products sold to customers in North America (United States, Mexico, Puerto Rico, Canada), Australia and New Zealand.

All of the Operating Subsidiaries, other than DubLi Logistics, were acquired by the Company by operation of law upon the consummation of the Merger on the Merger Closing Date.  DubLi Logistics was acquired by the Company on May 24, 2010.  In addition, on May 24, 2010, the Company acquired DubLi Properties, LLC, a Delaware limited liability company, which holds certain rights to real estate in the Cayman Islands.

Business

Overview

CG, through the Operating Subsidiaries, is a global network marketing company that sells merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  Our online auctions are conducted in Europe, North America, Australia and New Zealand and we have a large network of independent business associates that sell “credits,” or the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  These auctions are designed to offer consumers real savings on these goods.

Online Auctions

The DubLi.com auctions are designed to provide consumers with the ability to obtain goods at discounts to retail prices through a fun and convenient shopping portal.  These auctions offer only certain inventory (brand new, newest model, full warranty) from the world’s leading manufacturers.

In order to participate in and make bids in any the DubLi.com online auctions, consumers must purchase Credits.  Each Credit costs either US$0.80, AU$0.90or 0.60€ depending on portal location and entitles the consumer to one bid in one auction.  Discounts are available on the purchase of a substantial volume of Credits at one time.  Credits can be purchased directly from DubLi or from one of DubLi’s business associates.  Accordingly, we generate revenue from the DubLi.com auctions both on the sale of Credits and on the sale of products to the ultimate auction winners.

DubLi has two types of auctions Xpress and Unique Bid which it operates on four separate platforms, one each for Europe, Australia and New Zealand, North America (United States, Mexico, Puerto Rico and Canada) and Worldwide.

In an Xpress auctions, the product up for auction is displayed with a starting price, which is the lowest available retail price (the “Starting Price”). Each time a person makes a bid (which costs him or her one Credit), the Starting Price, or the price as reduced from the Starting Price, is decreased by either US$0.25, AU$0.25 or 0.20€ and the reduced price becomes visible to the person making a bid and to no other person.  The bidder can choose to purchase the item at the reduced price so shown or can opt to wait in the hopes that others will make bids and drive down the price.  The actual purchase price is always less than the Starting Price and is often a substantial discount to the Starting Price.

In a Unique Bid auction, the auction is scheduled with a definitive start and end time.  At any time prior to the auction end time, persons can make bids (one bid for one Credit) on the price at which it would purchase the product. Bids must be made in 0.20 increments in USD, AUD or Euro. The person who has placed the lowest unique bid (i.e. no other person has bid the same 0.20 incremental amount) is entitled to purchase the product at such bid price.

In both styles of auctions, there are generally a high number of bidders and most bidders place more than one bid.  Accordingly, between the sale of the product and Credits, DubLi often realizes more than the price which it paid for an item. Substantially all items sold by DubLi in the online auctions are purchased by DubLi on the open market at market price without any substantial discount. In the future DubLi may seek to work with wholesalers or retailers to purchase items for less than they can be purchased by the average customer.

Credits are sold to consumers directly by DubLi, through our network of business associates, or through the Partner Program (described below).  As of September 30, 2010 approximately 98% of our Credit sales are made through our network of business associates and, accordingly, we are dependent on our business associates for a significant portion of our sales.  As of September 30, 2010, we had business associates located in over 70 countries.  Business associates are incentivized to locate and sponsor new business associates (“Downline Associates”) and establish their own sales organization.

Business associates earn commissions on:

•	the sale of Credits by the subject business associate directly to retail consumers (“Affiliated Consumers”) who are signed up by such business associate (“Retail Commissions”);
•	the sale of Credits by down-line Associates sponsored by the subject business associate or such business associate’s down-line associates (“Organizational Commission”).

To earn Retail Commissions, a business associate must purchase Credits from DubLi and resell such Credits to its Affiliated Consumers.  Credits are sold to business associates by DubLi at the same price offered to retail consumers.  When an Affiliated Consumer places an order for Credits, the Credits are automatically deducted from the Business Associate’s account and transferred to the Affiliated Consumer’s account, and the Business Associate is eligible to earn Retail Commission.  If a Business Associate does not have sufficient Credits in his or her account to cover an order by an Affiliated Consumer, DubLi will supply the balance of Credits to fill the order, but the business associate will not be eligible to earn commissions on the Credits supplied by DubLi.  The amount of the Retail Commissions earned by a business associate varies from 5-25% based on the total Credits purchased by the business associate over a consecutive twelve-month period. In addition, a Business Associate may make a profit from the sale of a Credit by purchasing the Credits in bulk (packages containing 800 or 2,000 or 5,000 Credits) from the Company at wholesale and selling them to customers at the same price at which the Company sells the Credits to its customers.

To become a business associate, an applicant must register with DubLi by filling out an online Business Associate Application and Agreement and purchase an e-Biz kit for US$175.00, AU$210.00 or 140.00€. The e-Biz kit is the only purchase required to become a business associate.

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

DubLi-BSP Shopping Mall

The Merger of the Company and DubLi has enabled DubLi to improve the Company’s BSP Shopping Mall in combination with its auction sites, business associates, and partner programs.

BSP Rewards

BSP Rewards provides private branded loyalty and reward web malls and programs to both for-profit and not-for-profit companies and organizations. The program is designed as a shopping service through which members receive rebates (rewards) on purchases of products and services from participating merchants. Earned rewards may be accumulated by the member and may be used to purchase gift cards or donate to a charity.  Alternatively, rewards can be loaded onto a debit MasterCard which can be used to make additional purchases from any participating merchant in the program or from anywhere in the world that debit MasterCard cards are accepted. The BSP program is proprietary to the Company.

The BSP Rewards program is a web based retail mall concept. Retail sellers of goods and services who join in the program as participating merchants agree to pay rebates (between 1% and 30% of the sales price) to us for our members who purchase goods and services through the program at their individual web stores. We collect all rebates paid by participating merchants and retain a portion (generally 30% of the rebate) as our fee for operating the program. Another portion of the rebate (generally 50% of the rebate), is designated as a "reward" earned by the member who made the purchase. The remainder of rebate (generally 20%) is paid to the organization or company which enrolled the purchasing member in the program.

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

Presently, our marketing program is focusing on groups or organizations that have the potential of enrolling large numbers of members, such as major membership clubs and organizations, credit and stored value card users. Having the capability of quickly expanding the BSP membership base to their large participating groups, would greatly enhance our potential membership and revenue streams. To extend our presence in these markets and others, we would require substantial working capital prior to enhancing marketing efforts directed at larger organizations as such efforts may  be time consuming and costly. During the 2nd half of 2010, the Company took steps to focus more time on larger participating groups that have the potential of enrolling large numbers of members and terminate the smaller and inactive smaller groups.

Entertainment and Super Saver

In November 2010, the Company initiated a music sharing subscription based program within the DubLi portal that provides a social media platform and approximately 18 million songs that can be streamed from the Internet (“DubLi Music”). For a monthly fee, a subscriber can stream an unlimited number of songs. DubLi Music enables subscribers to stream and features significant editorial content and provides user-friendly ways for subscribers to explore, organize, listen to and share music. DubLi Music subscribers can build and share playlists, create customized radio stations, and customize their own homepage to receive recommendations, new release information and other content specific to their music tastes and listening history.  The Company believes that adding DubLi Music to its portal may increase DubLi brand awareness and  shopping mall sales and auctions activity and the revenue potential of our various service and product offerings. Business Associates will be primary drivers in promoting and selling this product.

Also in November 2010, the Company introduced its Super Shopper Package, a monthly subscription plan that provides Auction customers:

•	2.5% Cash Back on annual gasoline purchases;
•	2% Cash Back on all products purchased on the Xpress Auction;
•	2 Entries in monthly grand prize drawing; and
•	25 DubLi Credits per month.

New Online Mall

In February 2011, the Company introduced a new version of its online shopping mall (the “BSP Rewards Mall”).

The BSP Rewards Mall has been designed and built to deliver a personalized shopping experience that is customized to each of its users.  The BSP Rewards Mall uses a search, compare and save process to equip its users with relevant information they need to make purchase decisions.  The BSP Rewards Malls’ primary objective is to provide the shopper’s information in a clear, concise and easy to use format where the user is able to obtain their desired results in the fewest “clicks.”  The BSP Rewards Mall monitors and analyzes each user’s comings and goings, their navigation activities, search tendencies and several other proprietary factors and uses this information to customize the user interface and recommend products and services that the user will find interesting and relevant.

Users may search for products and services by entering key words or category inquiries.  They are also able to refine their searches by using a number of filters, including number of products, price and brand.  The BSP Rewards Mall uses merchant provided auction price indexes and product information (descriptions, price and graphics) and inputs these dynamic results into our shopping database and updates everything on an ongoing basis. The website is designed on a Service Oriented Architecture - for a cross website synchronization interface that allows us to easily add/modify new merchants and their corresponding id links, automatically render product information (descriptions, price and graphics) and track and input dynamically changing discounts/specials into the database.  The website also tracks and reports user data on a regular basis.   The BSP Rewards Mall will initially launch in three markets; Germany (launched in February 2011), the USA and Canada (planned for April 2011) and Australia (planned for April 2011).

Websites will support two initial languages; English and German.  Spanish will be added in April 2011. The architecture has been designed to allow for easily adding/modifying and updating multiple shopping malls in different countries, currencies and languages.  It is our intent to launch a localized shopping mall in every country in which we have a sufficiently large sales force on the ground to support such an endeavor.

The shopping user experience will be localized depending on user’s IP address – US users will see products available in the US, Germany will see German merchants/products. Users will be able to search by product and/or categories and will be allowed to refine search with price range and other filters provided on the result comparison page. We will also offer a number of search related features like dropdown search suggestions, auto-complete and recommendations to assist in the users’ search.  The Shopping Mall’s “Business Intelligence Tracker” technology will monitor our user’s activities and recommend products based on their previous searches and selections.  Business Intelligence Tracker will also analyze our user’s activities and recommend similar auctions and provide links to related DubLi auctions and completed auctions.

The DubLi Mall incorporates a number of other features that are expected to build customer loyalty:

*           detailed customer account information;

*           easy to use technology;

*           convenient product description displays;

*           product ratings by customers;

*           banner and email alerts with respect to auctions, products and special prices;

*           prior navigation histories available to the user; and

*           product “wish list(s)” that can be shared with others.

Distribution

We presently have sales operations in 70 countries and territories, including the U.S. Unlike most of our competitors, which sell their products through third party retail establishments (i.e. drug stores, department stores), we primarily sell our products to the ultimate consumer through the direct-selling channel. In our case, sales of our products are made to the ultimate consumer principally through direct selling by independent representatives or business associates and directly from our web sites. Business associates are independent contractors and not our employees. Business associates earn a profit by purchasing products directly from us at a discount from a published price and selling them to their customers, the ultimate consumer of our products. No single business associate accounts for more than 10% of our net sales.

A business associate contacts customers directly, selling primarily through our web site, which highlights new products and special promotions for each sales campaign. In this sense, the business associate, together with the website, is the “store” through which our products are sold.

We employ certain electronic order systems to increase business associate support, which allow a business associate to run her or his business more efficiently and also allow us to improve our order-processing accuracy. For example, in many countries, business associates can utilize the Internet to manage their business electronically, including order submission, order tracking, payment and two-way communications with us. In addition, business associates can further build their own business through personalized web pages provided by us, enabling them to sell a complete line of our products online. Self-paced online training also is available in certain markets, as well as up-to-the-minute news about us.

In the U.S. and selected other markets, we also market our products through consumer websites (www.DubLi.com in the U.S.). These sites provide a purchasing opportunity to consumers who choose not to purchase through a business associate.

The recruiting or appointing and training of business associates are the primary responsibilities of vice presidents, sales directors, team coordinators and team leaders. These individuals are independent contractors who are rewarded primarily based on total sales achieved in their Downline Associates. Personal contacts, including recommendations from current business associates, webinars and live local area events constitute the primary means of obtaining new business associates. The DubLi network program is a multi-level compensation program which gives business associates the opportunity to earn bonuses based on the net sales made by business associates they have recruited and trained in addition to discounts earned on their own sales of our products. This program limits the number of levels on which commissions can be earned to six levels and continues to focus on individual product sales by business associates. Given the high rate of turnover among business associates (a common characteristic of direct selling), it is critical that we recruit, retain and service business associates on a continuing basis in order to maintain and grow our business. In this regard, we have initiatives underway to standardize global processes for prospecting, appointing, training and developing business associates, as well as training and developing our direct-selling executives.

From time to time, local governments and others may question the legal status of business associates or impose burdens inconsistent with their status as independent contractors, often in regard to possible coverage under social benefit laws that would require us (and, in most instances, the business associates) to make regular contributions to government mandated benefit funds. Although we have never needed to address these questions, they can be raised in future regulatory changes in a jurisdiction or can be raised in additional jurisdictions. If there should be a final determination adverse to us in a country, the cost for future, and possibly past, contributions could be so substantial in the context of the volume and profitability of our business in that country that we would consider discontinuing operations in that country.

Sales promotion and sales development activities are directed at assisting business associates, through sales aids such as electronic brochures and other multimedia technology, websites (www.DubLinetwork.com and www.DubLi.com), newsletters, webinars, live local events and DubLi Network Academy a specially designed marketing educational curriculum. We use web advertising to support the efforts of business associates to reach new customers, specially designed sales aids, promotional pieces, multimedia presentations. In addition, we seek to motivate our business associates through the use of special incentive programs that reward superior sales performance. We have made significant investments in management time and research to understand the financial return of such field incentives. Periodic sales meetings with business associates are conducted by the vice presidents and sales directors. The meetings are designed to keep business associates abreast of product line changes, explain sales techniques and provide recognition for sales performance.

From time to time, various regulations or laws have been proposed or adopted that would, in general, restrict the frequency, duration or volume of sales resulting from new product introductions, special promotions or other special price offers. We expect our pricing flexibility and broad product lines to mitigate the effect of these regulations.

Competition

Competitive Conditions

We face competition from various products and product lines both domestically and internationally. The consumer products industry is highly competitive and the number of competitors and degree of competition that we face in this industry varies widely from country to country. Worldwide, we compete against products sold to consumers by other direct-selling and direct-sales companies and through the Internet, and against products sold through the mass market and retail channels.

Specifically, due to the nature of the direct-selling channel, we compete on a regional, often country-by-country basis, with our direct-selling competitors. Unlike most other online retailers, we compete within a distinct business model where providing a compelling earnings opportunity for our business associates is as critical as developing and marketing new and innovative products. As a result, in contrast to a typical online retail company which operates within a broad-based consumer pool, we must first compete for a limited pool of representatives before we reach the ultimate consumer.

We believe that the personalized customer service offered by our business associates; the amount and type of field incentives we offer our business associates; the high quality, attractive designs and prices of our products; the high level of new and innovative products; our easily recognized brand name and our guarantee of product satisfaction are significant factors in establishing and maintaining our competitive position.

Auctions

DubLi competes with a variety of other companies based upon on the type of merchandise and the sales format they offer to customers. These competitors include, but are not limited to:

•	online bidding fee auction websites such as Swoopo.com, Beezid.com and Zapadeal.com;

•	various standard, online auction websites such as eBay.com, Bidz.com and uBid.com;

•	a number of e-commerce companies focused primarily on excess and overstock products with fixed price formats, including Amazon.com, Overstock.com, Shopping.com, eCost.com, and SmartBargains.com.

We believe that the DubLi online auction business has been able to distinguish itself from other competitors based upon its easy-to-use technology, its network marketing strategy, local marketing knowledge gathered through the DubLi business associate sales force, and its exclusive focus on certain inventory (brand new, newest model, full warranty) from the world’s leading manufacturers.  We believe that our ability to continue to grow and effectively compete is contingent upon our ability to make customers aware of our service offering, provide an enjoyable shopping experience and provide customers with an opportunity to purchase merchandise at a potentially significant discount to prevailing market prices.  See “RISK FACTORS - We may not be able to compete successfully.”

Music

DubLi Music faces competition from traditional offline music distribution companies and from other online digital music services, including Apple’s iTunes music store, Pandora Media’s internet radio services and Napster’s music subscription services, as well as a wide variety of other competitors that are now offering digital music for sale over the Internet. Microsoft also offers premium music services in conjunction with its Zune product line, Windows Media Player and MSN services. We also expect increasing competition from media companies, online retailers such as Amazon.com, Inc., social networking companies such as MySpace, Inc. and Facebook, and emerging companies such as Spotify Ltd. that offer consumers free, advertising-supported music content and applications through their websites. Our music offerings also face substantial competition from the illegal use of “free” peer-to-peer services.

As the market for purchasing music online grows, we expect that competition for subscribers will be intense. In particular, Apple heavily markets and promotes its brand and digital music download services in order to drive sales of its higher margin hardware products. We expect that Apple will continue to spend significantly to market and promote its brand and the sale of downloadable music to further its business model. We also expect that other competitors will continue to spend heavily to promote their brands and to attract and retain consumers for their services. We further believe that our ability to compete in the digital music business will be negatively impacted by a lack of a compelling portable device solution for our music services. We are in the process of addressing this competitive problem by developing an application for Apple’s iPhone and iPod and Google’s Android. We are dependent on Apple to approve this application when it is submitted and there can be no assurance that they will approve it.

International Operations

Our international operations are conducted in 70 countries and territories outside of the U.S.

Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable social, economic and political conditions.

See the sections “Risk Factors - Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks” and “Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations” in Item 1A.

Trademarks and Patents

Our business has not been materially dependent on the existence of third-party patent, trademark or other third-party intellectual property rights, and we are not a party to any ongoing material licenses, franchises or concessions. We protect our DubLi name and other major proprietary trademarks through registration of these trademarks in the markets where we sell our products, monitoring the markets for infringement of such trademarks by others, and by taking appropriate steps to stop any infringing activities.

Research and Development

The Company’s research and development is performed by in-house staff and outside consultants. Research and Development expense aggregated $156,138 and $37,836 in 2010 and 2009, respectively.

Employees

As of September 30, 2010 the Company had 47employees.

Website Access to Reports

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are, and have been throughout 2009, available without charge on our investor website (www.medianetgroup.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available on our website our Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, from Investor Relations, MediaNet Group Technologies, Inc., 5200 Town Center Circle, Suite 601, Boca Raton, FL 33486 or by sending an email to investorrelations@medianetgroup.com or by calling (561) 417-1500. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above referenced reports.

Item 1A.Risk Factors

Our success is dependent on our ability to establish and maintain a large and growing base of business associates.

Approximately 98% of our auction Credit sales, which represents approximately 84% of our total revenue in the year ended September 30, 2010, are made through our network of business associates and, accordingly, we are dependent on our business associates for a significant portion of our sales. To increase our revenue, we must increase the number of and/or the productivity of our business associates.  Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate a large base of business associates.  Our operating results could be harmed if our existing and new business opportunities do not generate sufficient interest to retain existing business associates and attract new business associates.

The primary way we recruit new business associates is through a network marketing strategy.  The success of a network marketing force is highly dependent upon our ability to offer a commission structure and sales incentive program that enables our business associates to recruit and develop other business associates to create an organization.  To compete with other network marketing organizations, we may be required to increase our marketing costs through increases in commissions, sales incentives or other features, any of which could adversely impact our future earnings.

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

We face significant competition.

We face competition from competing products in each of our lines of business, in both the domestic and international markets. Worldwide, we compete against products sold to consumers by other direct-selling and direct-sales companies and through the Internet, and against products sold through the mass market and prestige retail channels.

Within the direct selling channel, we compete on a regional, and often country-by-country basis, with our direct-selling competitors. We compete within a distinct business model where providing a compelling earnings opportunity for our business associates is as critical as developing and marketing new and innovative products. Therefore, in contrast to a typical company which operates within a broad-based consumer pool, we must first compete for a limited pool of business associates before we reach the ultimate consumer.

Direct sellers compete for representative or entrepreneurial talent by providing a more competitive earnings opportunity or “better deal” than that offered by the competition. Business associates are attracted to a direct seller by competitive earnings opportunities, often through what are commonly known as “field incentives” in the direct selling industry. Competitors devote substantial effort to finding out the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the better payback. As a result, we are subject to significant competition for the recruitment of business associates from other direct selling or network marketing organizations. It is therefore continually necessary to innovate and enhance our direct selling and service model as well as to recruit and retain new business associates. If we are unable to do so our business will be adversely affected.

Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks.

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to risks associated with our international operations, including:

•
the possibility that a foreign government might ban or severely restrict our business method of direct selling, or that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in an international market;

•	the lack of well-established or reliable legal systems in certain areas where we operate;

•
the possibility that a government authority might impose legal, tax or other financial burdens on our business associates, as direct sellers, or on DubLi, due, for example, to the structure of our operations in various markets; and

•	the possibility that a government authority might challenge the status of our business associates as independent contractors or impose employment or social taxes on our business associates.

We are also subject to the interpretation and enforcement by governmental agencies of other foreign laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, import and export license requirements, privacy and data protection laws, and tariffs and taxes, which may require us to adjust our operations in certain markets where we do business. In addition, we face legal and regulatory risks in the United States and, in particular, cannot predict with certainty the outcome of various contingencies or the impact that pending or future legislative and regulatory changes may have on our business in the future. The U.S. Federal Trade Commission has proposed business opportunity regulations which may have an effect upon the Company’s method of operating in the U.S. It is not possible to gauge what any final regulation may provide, its effective date or its impact at this time.

We may not be successful in developing brand awareness, which is critical to our business.

We believe that brand recognition is critical to our business. Development and awareness of our “DubLi” brand will depend largely on our ability to increase our business associate network and customer base. If business associates and consumers do not perceive us as offering an entertaining and/or efficient way to purchase merchandise, we may be unsuccessful in promoting and maintaining our brand. To promote our brand, we expect to continue to recruit new business associates, to incentivize existing business associates and to increase our marketing and advertising budgets. Since a significant percentage of our cost of sales is the commissions paid to our business associates, we anticipate that, relative to some of our competitors, a smaller percentage of our gross revenue will be available for marketing or promotional activities.  Failure to successfully promote our brand in a cost effective manner could significantly harm our business and financial condition.

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

Customer complaints, negative publicity or poor customer service, which is fairly common with any network marketing or Internet related business, could severely diminish consumer confidence in and use of our services. If we fail to consistently deliver certain inventory (brand new, newest model, full warranty) from the world’s leading manufacturers, or if there are rumors, articles, reviews or blogs that indicate or suggest that we have failed to consistently deliver such merchandise, customer participation in our auctions could decrease.  Similarly, measures we take to combat risks of fraud and breaches of privacy and security have the potential to damage relations with our customers or decrease activity on our sites by making our sites more difficult to use or restricting the activities of certain users. Negative publicity about, or negative experiences with, customer support for any of our businesses could cause our reputation to suffer or affect consumer confidence in our brands as a whole.

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

The success of our services also depends largely on the continued availability of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the numbers of users and amount of traffic. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” malware and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage generally, as well as, the level of usage of our services.

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

We may be unsuccessful in recovering our money from National Merchant Centers.

The Company has historically relied upon two service providers to process credit card transactions arising from purchases of the Company’s services and products.  Disagreements have emerged between the Company and one such service provider, National Merchant Center ("NMC"), as to the permitted amount of reserves, if any, that NMC is eligible to maintain.  On September 22, 2010, certain of the Company’s subsidiaries instructed NMC to return to them all of the cash held in reserve with respect to the Company’s account.  In response to such demand, on November 1, 2010, NMC informed the Company that it was terminating the Company’s merchant account with NMC and holding all of the Company’s funds and deposits for a period of 180 days after the last chargeback (which have averaged less than 1.2% of sales or approximately $63,000 the account since was established in December 2009).

On October 27, 2010, DUBLICOM Limited and DubLi Network Limited, both of which are wholly owned subsidiaries of the Company, initiated legal action against NMC to seek recovery of the  approximately $2,162,000 of reserves (which is approximately 37% of  all such sales) held at the direction NMC plus various other awards, costs and expenses.  NMC’s legal counsel has since informed the Company  that NMC is in bankruptcy, the subject funds are being held in escrow in California by a third party in a bank account and such funds are not involved in the NMC bankruptcy case.  The Company will continue to aggressively pursue legal action against NMC for the purpose of recovering the funds.

Our ability to successfully develop website enhancements and new service offerings are a significant component of our business strategy.

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

The electronic commerce and music marketplace is rapidly evolving and intensely competitive, and we expect competition to intensify in the future.  We compete with a variety of other companies based upon  on the type of merchandise and the sales format they offer to customers. These competitors include, but are not limited to:

•	online bidding fee auction websites such as Swoopo.com, Beezid.com and Zapadeal.com;

•	various standard, online auction websites such as eBay.com, Bidz.com and uBid.com; and

•	a number of e-commerce companies focused primarily on excess and overstock products with fixed price formats, including Amazon.com, Overstock.com,Shopping.com, eCost.com, and SmartBargains.com.

•
Apple’s iTunes music store, Pandora Media’s internet radio services and Napster’s music subscription services. We also expect competition from media companies, online retailers such as Amazon.com, Inc., social networking companies such as MySpace, Inc., Facebook and other emerging music and social media companies.

We believe our ability to effectively compete is contingent upon our ability to make customers aware of our service offering, provide an enjoyable shopping experience and provide customers with an opportunity to purchase merchandise at a potential, significant discount to prevailing market prices.

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

Although the Company has sought to structure all of its auctions so that they are not regulated as a form of “gaming” or a “lottery,” there can be no assurances that the regulatory authorities of any country, state, county or municipality will not assert the view that the Company’s Unique Bid auctions constitute some form of “gaming” or a “lottery,” subject to regulation and/or prohibited by such regulatory entity.  The laws, regulations and case law defining and governing “gaming” and “lotteries,” especially in the context of electronic commerce, are generally regarded as an “emerging” area of the law, apparently subject to less than certain and often divergent interpretations, vary from jurisdiction to jurisdiction, and are subject to varying levels of enforcement.  Given the regulatory landscape, the Company risks violating the laws of a particular country, state, county or municipality, even in those jurisdictions where it believes it has conducted considerable legal research and/or secured an independent legal opinion.  In certain instances, the Company has sought to limit its activities and its business associates’ activities in such jurisdictions.  If the Unique Auction were deemed to be a form of gambling or lottery or otherwise subject to regulation, the Company could be potentially subject to a range of penalties, injunctive actions and/or fines.  In addition, even if the Company believed it was not properly subject to such regulations, it might be compelled or deem it in the best interest of the Company to suspend future auctions in the subject jurisdiction.

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

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States, as well as, regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, even in jurisdictions where we believe that our network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

New and existing regulations could harm our business.

We are subject to foreign and domestic laws regulating the conduct of business on and off the Internet. It is not always clear how existing laws governing issues such as gaming, multi-level marketing, wire transfers, property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, and personal privacy apply to online businesses such as ours. The majority of these laws was adopted prior to the advent of the Internet and electronic commerce and, as a result, do not contemplate or address the unique issues of the Internet and electronic commerce. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. Furthermore, as our activities and the types of goods and services listed on our websites expand regulatory agencies or courts may claim or hold that we or our users are subject to licensure or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles).

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

Because more than 65% of our revenue is generated in currencies other than the U.S. dollar but we report our financial results in U.S. dollars, we face exposure to adverse movements in currency exchange rates. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased net revenues and net income.  We are also subject to currency exchange risks in connection with our purchase and sale of dollars and Euros in the ordinary course of our business to meet our obligations to our business associates and other creditors.

There are many risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Germany and Australia, is critical to our revenues and profits. Net revenues outside the U.S. accounted for approximately 75% and 36%, respectively, of our net revenues in both fiscal year 2010 and 2009.  Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local laws, cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our traditional auction business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations.

As we continue to expand internationally, including through the expansion of our auction site, shopping mall and our new music platforms, we are increasingly subject to risks of doing business internationally, including the following:

•	strong local competitors;

•
regulatory requirements, including regulation of Internet services, communications,  auctioneering, professional selling, distance selling, privacy and data protection, banking and money transmitting, that may limit or prevent the offering of our services in some  jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing  of certain categories of goods, require product changes, require special licensure, subject us to various taxes, penalties or audits, or limit the transfer of information between us  and our affiliates;

•	cultural ambivalence towards, or non-acceptance of, auction trading;

•	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

•	difficulties in integrating with local payment providers, including banks, credit and debit card networks, and electronic fund transfer systems or with the local telecommunications infrastructure;

•	differing levels of retail distribution, shipping, communications, and Internet infrastructures;

•	difficulties in staffing and managing foreign operations;

•	difficulties in implementing and maintaining adequate internal controls;

•	longer payment cycles, different accounting practices, and greater problems in collecting accounts receivable;

•	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

•	higher telecommunications and Internet service provider costs;

•	different and more stringent user protection, data protection, privacy and other laws;

•	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

•	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

•	volatility in a specific country’s or region’s political, economic or military conditions;

•	challenges associated with maintaining relationships with local law enforcement and related agencies; and

•	differing intellectual property laws.

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

We may need additional capital to grow our operations as planned

For year ended September 30, 2010, we provided approximately $1.8 million of cash from operations and utilized $4.6 million of cash for investment activities.    In this connection, we financed this $4.6 million use of cash with our cash flows from operations, pre-existing cash resources and approximately $0.84 million of net cash advances from our Chief Executive Officer, Mr. Michael Hansen.  For the year ending September 30, 2011, we anticipate our capital needs will be approximately $2.0 million.  Unless we can generate significantly more capital from operations then we currently project may be generated, in 2011 we will need to secure additional capital to meet our projected cash needs for investment purposes and to otherwise grow our business as planned.  Mr. Michael Hansen has provided us considerable financial support in the past, and he has verbally committed to provide us the capital we currently project we will need for investment purposes in the quarter ending March 31, 2011, if and when needed. Although Mr. Hansen has not reduced his commitment to writing, subsequent to year-end Mr. Hansen lent the Company $0.42 millions that it could make the scheduled payments on a real estate contract it acquired as an investment and to provide additional working capital as needed.  If we are unable to generate or secure capital as planned, we may not be able to develop our business as planned and/or may be compelled to seek alternative sources of capital in order to pursue our current business plan.

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

 We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effectively secure transmission of confidential information, such as customer credit card numbers. We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could harm our reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. We cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

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

All of the software that we use to provide our auction and music services was specifically developed by DubLi and, accordingly, we believe we have certain proprietary rights to the software.  We rely on copyright laws to protect our proprietary software and trade secret laws to protect the source code for our proprietary software. We generally enter into agreements with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. The steps we take to protect our proprietary information may not prevent misappropriation of our technology, and the agreements we enter into for that purpose might not be enforceable. A third party might obtain and use our software or other proprietary information without authorization or develop similar software independently. It is difficult for us to police the unauthorized use of our technology, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data. In addition, we do not believe that the process of conducting online reverse auctions is protected or protectable under the intellectual property laws of the major markets we serve.  The laws of other countries may not provide us with adequate or effective protection of our intellectual property.

If we were to lose the services of our senior management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our Chief Executive Officer, Michael Hansen, our Chief Operating Officer, Kent L. Holmstoel, and our General Counsel, Andreas Kusche, are critical to the overall management of the Company as well as the development of our business plan, our culture and our strategic direction. The loss of any of our management or key personnel could seriously harm our business.

If we do not improve our internal controls and systems, our business may suffer and the value of our shareholders’ investment may be harmed.

As a public company, we are required to document and test our internal financial control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934). During the course of our testing in 2010, we identified certain material weaknesses in our system of internal controls and inaccuracies or deficiencies in our financial reporting that required revisions to or restatement of prior period results. See Part II, Item 9A of this Form 10-K for further discussion of the identified weaknesses.  We are taking remedial measures to correct such control deficiencies and expect to devote significant resources to improving our internal controls.  These remedial measures include the measures discussed in Part II, Item 9A of this Form 10-K. We expect to continue to evaluate our controls and make improvements as necessary.  However, we cannot be certain that these measures will ensure that our controls are adequate in the future or that the controls will be effective in preventing fraud or material misstatement. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and fraud may be easier to perpetrate on us. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on our stock price.

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

We are significantly influenced by one person who controls a significant majority of our Common Stock.

As of September 30, 2010, Zen Holding Group Limited (“Zen Holding”) held of record 214,178,946 shares of Common Stock, or approximately 88% of the issued and outstanding shares of Common Stock. Michael Hansen, our CEO and President, has the indirect power to direct the voting of all of our outstanding Common Stock issued in the name of Zen Holding.   Accordingly, Mr. Hansen has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders. Although Mr. Hansen owes the Company certain fiduciary duties as an executive officer of the Company, the interests of Mr. Hansen here may conflict with, or differ from, the interests of other holders of our Common Stock. For example, Mr. Hansen could unilaterally decide to replace our existing board of directors with new directors even if such change was not supported by most of the other shareholders.  Mr. Hansen may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Mr. Hansen has the power to vote a substantial number of shares of our Common Stock, he will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.

Some additional factors might inhibit changes in control of the Company

In addition to the items referenced in the preceding paragraph, the board of directors of the Company has the power or could secure the power (pursuant to a shareholder consent process that Mr. Hansen could control) to issue additional shares of preferred stock which could prevent or discourage a change in control of the Company when it is deemed desirable by beneficial shareholders other than Mr. Hansen. The power to issue additional shares of preferred stock or Common Stock could, in some situations, have the effect of discouraging and/or rendering more difficult a merger, tender offer, proxy contest or other attempt to obtain control of the Company.  This may limit the opportunity for shareholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal.

We have no independent members of our Board of Directors or an independent audit committee.

Our Board of Directors is comprised of three people, all of whom are employed by the Company.  Accordingly, none of our directors is “independent” using the definition set forth in the NASDAQ Marketplace Rules.  We also do not have an independent audit committee.  Although our directors are subject to the fiduciary duties imposed on Board members pursuant to Nevada law, our shareholders do not have the protection afforded by independent directors and an independent audit committee which are some of the traditional procedural safeguards that protects the interests of minority shareholders.  Our lack of independent directors on our board of directors may also make decisions of our board of directors more prone to legal claims or shareholder criticism than if made by a board of directors with independent board members.

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

Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the time frame expected. Future acquisitions or mergers may require us to issue additional equity securities, spend our cash, or incur debt, liabilities, and amortization expenses related to intangible assets or write-offs of goodwill, any of which could reduce our profitability and harm our business.  To the extent we have sufficient authorized but unissued shares of Common Stock and Preferred Stock, we may not need to secure shareholder approval prior to making any equity issuances for such purposes.

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

The application of indirect taxes (such as sales and use tax, value-added tax (“VAT”), goods and services tax, business tax, and gross receipt tax) to ecommerce businesses and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of electronic commerce or communications on the Internet. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates above certain financial thresholds in New York to perform certain business promotion activities. Several ecommerce companies are challenging this new law, which was recently upheld by a lower level New York court. Some states are considering similar legislation related to affiliate activities. The proliferation of such state legislation could adversely affect us at some point in the future and indirectly harm our business.

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

One or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been discussed in the U.S. Congress, several states, and a number of foreign jurisdictions.) One or more other jurisdictions may also seek to impose tax-collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Imposition of a discriminatory record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business

We pay input VAT on applicable taxable purchases within the various foreign countries in which we operate. In most cases, we are entitled to reclaim this input VAT from the various foreign countries. However, because of our unique business model, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that we are not entitled to reclaim VAT could harm our business.

Risks Related To Our Common Stock

Broker-dealers may be discouraged from effecting transactions in our Common Stock because it is considered a penny stock and is subject to the penny stock rules.

Our Common Stock currently constitutes “penny stock.” Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” In particular, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse), must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

The market price of our Common Stock is volatile, and this volatility may continue. For instance, between March 31, 2009 and September 30, 2010, the closing bid price of our Common Stock, as reported on the markets on which our securities have traded, ranged between $0.13 and $0.90. Numerous factors, many of which are beyond our control, may cause the market price of our Common Stock to fluctuate significantly. These factors include:

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

Lenox Logistik, one of the Operating Subsidiaries, rents 6,400 square feet at its headquarters in Berlin, Germany at a cost of $11,200 per month, plus VAT, pursuant to a five-year lease ending October 31, 2014. The Company leases 10,476 square feet in Boca Raton, Florida for its global headquarters pursuant to a ten-year lease ending in 2020 at a cost of $21,825 per month, plus common area maintenance and sales tax. The Company also leases two apartments in Berlin for visiting corporate officers, staff and other guests of the Company at a cost of $4,191 per month. The apartment leases expire in March 2011.

Item 3. Legal Proceedings

The Company has historically relied upon two service providers to process credit card transactions arising from purchases of the Company’s services and products.  Disagreements have emerged between the Company and one such service provider, National Merchant Center (“NMC”), as to the permitted amount of reserves, if any, that NMC is eligible to maintain.  On September 22, 2010 certain of the Company’s subsidiaries instructed NMC to return to them all of the cash held in reserve with respect to the Company’s account.  In response to such demand, on November 1, 2010, NMC informed the Company that it was terminating the Company’s merchant account with NMC and holding all of the Company’s funds and deposits for a period of 180 days after the last chargeback (which have averaged less than 1.2% of sales or approximately $63,000 the account since was established in December 2009).

On October 27, 2010, DUBLICOM Limited and DubLi Network Limited, both of which are wholly owned subsidiaries of the Company, initiated legal action against NMC in U.S. District Court (the “Court”) for the Southern District of Florida (Case Number: 1:10-cv-24563-DLG) to seek recovery of approximately $2,162,000 of reserves held at the direction NMC plus various other awards, costs and expenses.  DUBLICOM Limited and DubLi Network Limited (collectively, the “Subsidiaries”) allege that NMC committed civil theft and conversion by depriving the Subsidiaries of the use of the funds by appropriating the funds to NMC’s own use.  NMC’s legal counsel has since informed the Company that NMC is in bankruptcy, the subject funds are being held in escrow in California by a third party in a bank account and such funds are not involved in the NMC bankruptcy case.

In an effort to delay the recovery of the funds sought by the Subsidiaries, NMC filed a motion to dismiss the case for improper venue and failure to state any adequate claims.  In addition, NMC moved the court to transfer the case to the U.S. District Court in the Central District of California (the “California Court”) due to improper venue.  On March 14, 2011, the Court issued an order granting NMC’s request to transfer the case to the California Court, but denied NMC’s motion to dismiss the case for improper venue and the failure to state a claim.  In light of the Court’s decision, the Subsidiaries are currently reviewing their options, but they will continue to aggressively pursue legal action against NMC for the purpose of recovering the funds.

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

PART II
Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our shares of common stock are quoted on the OTCBB under the symbol “MEDG.”.

The following table sets forth, for the periods indicated, the high and low closing prices per share of our Common Stock as reported by the OTCBB.

Closing Bid Prices:

Quarter Ended	High	Low

12/31/08	.16	.05
3/31/09	.27	.13
6/30/09	.22	.15
9/30/09	.24	.13
12/31/09	.90	.16
3/31/10	.80	.40
6/30/10	.43	.23
9/30/10	.36	.18

As of March 7, 2011, the last reported price of our Common Stock quoted on the OTCBB was $0.15 per share. The OTCBB prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions.

Shareholders

At September 30, 2010, there were 100 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Item 6.Selected Financial Data

Not Applicable

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operation contains forward-looking statements, the accuracy of which involves risks and uncertainties. We use words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “estimates,” “projects,” and similar expressions to identify forward-looking statements. This management’s discussion and analysis also contains forward-looking statements attributed to certain third-parties relating to their estimates regarding the growth of the Internet, Internet advertising, and online commerce markets and spending. Readers should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. Factors that might cause or contribute to such differences include, but are not limited to, those discussed under the section entitled “Risk Factors” under Item 1A of Part I of this Annual Report on Form 10-K.

Executive Summary

The Company is a network marketing company offering a reverse auction platform with four portals in the United States, Europe, Australia and world-wide. Our business associates drive our business and their objective is to increase revenue by obtaining additional business associates who seek customers who will bid on our auction sites. We derive our primary revenue from the sale of DubLi Credits and from the sale of products sold in the auction. Our website is designed to enhance our customers’ online experience by providing direct access to relevant content, such as product inventories and recent results from customers who have won at our auctions and who have purchase  our products at prices  substantially below the retail selling price.  We offer a range of products and services through our website such as our two online auctions, a shopping mall and streaming music content.

Throughout 2010, we took a number of specific steps to build our business and strengthen our company:

•	At the end of the fourth quarter, we hired our accounting consultant as our Chief Financial Officer.

•	In the first quarter, we hired a Chief Technology officer.

•	We upgraded and transferred our legal and compliance work to a national law firm.

•	We completed a recapitalization of our company.

•	We changed and improved our online and backend systems.

We are a relatively new company and as we make changes that are needed to grow, we are constantly improving   the customer experience and making changes to our technology, entering new markets, we anticipate the continued growth in our business. The year ended September 30, 2010 was our first full operational year following our merger in October 2009.

Recent Developments

Subsequent to year-end, in October 2010 we introduced a new subscription revenue model which offers streaming music and entertainment and a new super saver shopping and rebate program for a monthly subscription price. In conjunction with these new service offerings, we introduced our new corporate mascot, the “Dubot,” an online assistant that demonstrates our service offerings.  We are also in the process of introducing new versions of our online malls, previously only available in the U.S. and Australia.  The new mall is a search engine and online community for shoppers. We plan to launch the new online shopping malls initially launching in three markets; Germany (launched in February 2011), the USA and Canada (planned for April 2011) and Australia (planned for April 2011).

Organization of Information

Management’s discussion and analysis provides a narrative on our financial performance and condition that should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this report. It includes the following sections:

•	Use of estimates and critical accounting policies
•	Results of operations

•	Liquidity and capital resources
•	Contractual obligations

Operating results are not necessarily indicative of results that may occur in future periods.

Critical Accounting Policies

The preparation of our financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to deferred revenue and expense, breakage, asset impairments, stock based compensation and valuation allowances for deferred tax assets. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our financial statements require significant estimates and judgments:

Revenue recognition and deferred revenue: Product Sales and Services - The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”).  ASC 605-10 requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv), collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue that is subject to refund, and, for which the product has not been delivered or the service has not been rendered net of an estimated allowance for breakage. The Company revenue recognition policies for each of its products and services are as follows:

•	Goods and services sold at auction – Revenue is recognized after receipt of payment and product shipment net of credit card charge-backs and refunds.

•
“DubLi Credits” – Consumers bid on the Company’s online auctions by purchasing “DubLi Credits” either directly on DubLi.com or from DubLi’s independent business associates who are members of the DubLi Marketing Network. All proceeds from the sales of “DubLi Credits” are recorded as deferred revenue until used by the consumer in the bidding process and the related revenue is earned.   Purchases of DubLi Credits are non-refundable after three days.  Unused Credits remaining in deferred revenue after 12 months are recorded as revenue as if earned.  Management makes this estimated adjustment to reduce the deferred revenue liability and to increase revenue recognized based upon historical statistical utilization rates.

•
Subscription Fees – “DubLi Business Associates” pay a $175 annual subscription fee for the marketing and training services provided by DubLi Network.  All proceeds from the sales of subscription fees are recorded as deferred revenue and recorded as revenue ratably over the twelve month service period plus any promotional extensions.

•
BSP Rewards revenue is earned principally from revenue rebates (commissions) earned from merchants participating in its online shopping malls, gift card sales from each rewards mall program and, web design/maintenance/hosting it earns for building and hosting its private-branded online mall platform for outside organizations. The Company receives rebates from participating merchants on all transactions processed by BSP through its online mall platform. The percentage rebate paid by merchants varies between 1% and 30% and BSP normally shares 50% of the rebate with the member who made the purchase in the form of “Rewards Points.”  The member share of the rebates are recorded as a liability until claimed by the member or until the two year expiration period is reached at which time the unclaimed Rewards Points are taken into income.

Direct cost of revenues and deferred expense: Included in Direct Cost of Revenues are the costs of goods sold, commissions and incentive bonuses earned by business associates on the sales of DubLi Credits. Commissions are based upon each business associate’s volume of Credit sales and that of other business associates who are sponsored by the subject business associate. Commissions are paid to business associates at the time of the sale of the Credits and are recognized as a deferred expense until the Credits are used and then are charged to expense. Incentive bonuses are paid either monthly or quarterly and the related expense is recorded when the business associate meets the stated sales goal for each particular promotional event.

Management’s use of estimates and assumptions: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities, deferred income, accruals for incentive awards and unearned auction Credits at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Examples, though not exclusive, include estimates and assumptions of: loss contingencies; depreciation or amortization of the economic useful life of an asset; stock-based compensation forfeiture rates; estimating the fair value and impairment of assets; potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; estimates of incentive awards and unearned auction Credits and determining when investment impairments are other-than temporary. The Company bases its estimates on historical experience and on various assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions and conditions.

Management regularly reviews estimates. Revisions to the estimates are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. During the fourth quarter of 2010, the Company revised its estimates of breakage related to sales of DubLi Credits based upon historical analysis of actual usage. The Company also revised its estimate of direct and incremental direct costs related to those revenues based on an analysis of historical unit costs.  The changes in accounting estimates resulted in a decrease in both deferred revenue and expense with corresponding increases in both revenue and expense as more fully described in Note 5.

Stock-based compensation: We recognize expense in the statement of operations for the fair value of all share-based payments to employees and directors, including grants of employee stock options and other share based awards. For stock options, we use the Black-Scholes option valuation model and the single-option award approach and straight-line attribution method. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years. We estimate forfeitures and adjust this estimate periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates.

Taxes: We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of certain deferred tax assets is dependent upon future earnings, if any. We are uncertain as to the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. We may in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period. We classify interest recognized in connection with our tax positions as interest expense, when appropriate.

Results of Operations

For the Years Ended September 30, 2010 and 2009

Revenues

During 2010, we recorded revenue of $24.47 million, an increase of revenue of 98% from the $12.35 million recorded in 2009. A significant portion of this revenue increase is attributed to the growth of our network of business associates in new countries.

We recognize revenue from the sale of DubLi Credits when a customer makes a bid at one of our online auctions by the using the Credit and from the enrollment fee charged to a business associate when they either join or renew their membership. In addition, revenue includes the Company’s estimate, known as breakage, of DubLi Credits that will not be used.

Revenue earned from the usage of the DubLi Credits from our online auctions was $4.27 million in 2010 as compared to $1.50 million in 2009, which resulted in an improvement of $2.77 million or 185%. This increase is attributed to our existing customers becoming more familiar with the online auction process, reductions in the user learning curve for new customers, improvements in our website, increases and better selection of inventory products and our continued training of business associates in customer retention, new product rollouts and technology. In addition, our revenue earned from the sale of DubLi Credits from our Company website was $0.71 million in 2010 as compared to $0.30 million in 2009, which resulted in an improvement of $0.41 million or 139%. The increase is the result of customers purchasing DubLi Credits directly from the Company rather than from a business associate. The Company is more interested in revenue from the sale of DubLi Credits  by business associates rather than from internally sold DubLi Credits , and for this reason does not consider this to be as important, as revenue resulting from sale of DubLi Credits  by business associates to customers.

Our revenue earned from enrolling new and renewing old business associates was $0.74 million in 2010 as compared to $0.35 million in 2009, which resulted in an improvement of $0.39 million or 111%. This increase resulted from our continued efforts to expand our multi-level marketing activities in new countries.

Our revenue earned from Credit breakage was $15.28 million in 2010 as compared to $7.54 million in 2009, which resulted in an improvement of $7.74 million or 103%. This increase is consistent with our percentage increase in new enrollments.  As new business associates join our network, there is always some percentage of business associates who do not remain in the program.  We are striving to constantly reduce the breakage percentage and increase the utilization rate. As the utilization rate increases more business associates remain in the network thereby increasing the amount of DubLi Credits they sell to customers resulting in increased auction activity.

Our revenue earned from the sale of products from our online auction site was $1.56 million in 2010 as compared to $1.30 million in 2009, which resulted in an improvement of $1.26 million or 425%. Unlike most traditional business models, our revenue from the sale of products at our online auction site results from our use of a reverse auction business model, in which the customer bids down the selling price of the product sold. Accordingly, the lower the selling price, the more revenue we are earning from the sale of a Credit that is used to bid at our online auction site. For this reason, management does consider the revenue earned from the sale of products to be integral to its business model.

Our revenue earned  from our private branded loyalty and reward web malls where members receive rebates (rewards) on products and services  from participating merchants  was  $1.94 million in 2010 as compared to $2.38 million in 2009, which resulted in a decline of $0.44 million or 18%. The decline is attributable to decrease in end user’s shopper’s activity at the respective malls, our on-going initiative to pro-actively eliminate the less desirable and essentially non-converting traffic from poor performing  web malls, changes in management, and slower than expected integration of our private branded loyalty and reward web malls into the Company’s core business. During the first quarter of 2011 we rolled out an improved website to enhance our customers shopping experience with improved integration of the web shopping mall experience with our auction and music sites.

Direct Costs

Direct costs are those costs that consist of commissions that are earned by our business associates and costs of products acquired which are used in the auctions and gift cards that are redeemed by our shopping mall customers.

We incurred direct costs of $11.77 million in 2010 as compared to $8.86 million in 2009, which resulted in an increase of $2.91 million or 33%.

Commissions paid to business associates were $6.91 million in 2010 as compared to $5.81 million in 2009, which resulted in an increase of $1.1 million or 19%. This increase primarily relates to the increase in the volume of DubLi Credits used and breakage offset by a decrease in commission rates paid to business associates.  In addition, offsetting this increase was the reversal of $0.83 million of commissions that were recorded as payable as September 30, 2009. In this connection, management determined that the commission payables recorded in the prior year consisted of hundreds of very small balances that ultimately were never claimed by former business associates.

Our purchases of inventory for our online auctions were $3.2 million in 2010 as compared to $0.70 million in 2009, which resulted in an increase of $2.51 million or 360%. This increase is consistent with the percentage trend increase in DubLi Credits used to bid at the online auctions. As our customers bid more, this effectively increases their Credit usage, as a result we need to maintain appropriate inventory levels and increase our inventory purchases to meet the inventory demands for increased product resulting from the increased bidding at our online auction sites.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of: payroll and related expenses for executive and administrative personnel; fees for professional services; costs related to leasing, maintaining and operating our facilities; credit card fees; recruiting fees; travel costs for executive and administrative personnel; insurance, expenses and fees associated with the reporting and other obligations of a public company; bad debts; and other general and administrative services. Fees for professional services include amounts due to lawyers, auditors, tax advisors, and other professionals in connection with operating our business, and evaluating and pursuing new opportunities.

As a result of the merger, that occurred during the early part of the first quarter of 2010, we experienced problems relating to the integration of our merger, employee transition, opening new offices in Florida and new  portals, coordinating employees, establishing an accounting system for locations in Florida and Germany, as well as development and maintenance of new and existing features, enhancements, and functionality for our proprietary services, all of which contributed to increases in selling, general and administrative costs. In this connection our selling, general and administrative expenses increased by $5.76 million, of which $1.10 million relates to increased legal and accounting compliance costs resulting from our merger, international laws and regulations and registration filings with the Securities and Exchange Commission and $0.86 million relates to increased administrative, accounting, maintenance and occupancy costs incurred by our servicing company as a result to provide services to our growing business associate network. Customer acquisition costs are recognized over the period during which the related revenue is recognized. In this connection, 2009 was our first full year of operating our online reverse auctions. As a result, during our first year, business associates and customers were not familiar with our online auction, and accordingly we deferred a significant portion of the revenue from unused DubLi Credits and deferred the related incremental direct costs paid by the Company to acquire new business associates and customers. During 2010 as business associates and customers became more familiar with our online auctions and as we improved our technology our usage increased. In this connection the change from 2009 to 2010 attributable to increased usage of the DubLi Credit and breakage increased by $1.6 million. In 2011, we intend to internalize and consolidate a substantial portion of these activities and costs into our Florida office. In addition, (a) incurred  share based compensation of $0.63 million to three of our officers related to options and restricted stock granted  during the fourth quarter of 2010;(b) increased  advertising costs of $0.61 million relating to marketing our brand and new advertising campaigns;(c) increased travel costs of $0.52 million to maintain and obtain new business associates and  travel required to administer two offices in Germany and Florida; and,(d) increased rent and executive and administrative compensation of $0.43 million relating to our new lease in Boca Raton, FL and hiring additional people and salary increases, respectively.

Interest Expense, Net

Interest expense, net, consists primarily of earnings on our cash, cash equivalents net of interest expense. Interest income was $978 and $2,867 for 2010 and 2009, respectively. Interest expense was $13,632 and $6,292 for 2010 and 2009, respectively. The increase in interest expense results from the increased borrowings from our principal shareholder.

Income Taxes

For the years ended September 30, 2010 and 2009, we recorded the following tax provisions (benefits) (in thousands except percentages):

	2010	2009
Provision (benefit) for taxes	$0.00	$0.00
Income before provision for income taxes	$2,226	$(1,222)
Effective tax rates	0.00%	0.00%

The primary reasons for the unusual relationship of income taxes to pretax losses in 2010 and 2009 are deferred income taxes that are recognized for temporary differences between financial statements and income tax returns.

Net Income (Loss)

As a result of the factors described above, for the year ended September 30, 2010 we generated a net income of $2.23 million, or a net income of $0.08 per basic and $0.01 per diluted share. For the year ended September 30, 2009 we generated a net loss of $2.81 million, or a loss of $0.01 per basic and diluted share.

Impact of Foreign Currency Translation

Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The statements of operations of our international subsidiaries are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, this translation methodology results in these local foreign currency transactions increasing the consolidated net revenues, operating expenses, and net income. Similarly, our consolidated net revenues, operating expenses, and net income will decrease when the U.S. dollar strengthens against foreign currencies.

During 2010, the U.S. Dollar weakened against the Euro. Exchange rates in effect were 1.35 at September 30, 2010 and 1.38 for the year ended September 30, 2009.   Had the exchange rates used in the financial statements not changed from September 30, 2009, our net revenues for the year ended September 30, 2010, would have been approximately $0.38 million higher than we reported. In addition, had the exchange rates used in the financial statements not changed from the end of 2009, direct costs and selling, general and administrative expenses  for the year ended September 30, 2010 , would have been $0.28 million higher than we reported.

Liquidity and Capital Resources

As of September 30, 2010 the Company had  total cash and  cash equivalents of $0.48 million  this represents a  $2.1  million or 80.8% decrease from the total cash and cash equivalents $2.5 million at September 30, 2009.

Operating Activities

Net cash provided by operating activities totaled $1.8 million during the year ended September 30, 2010. Year-to-date net income from continuing operations of $2.2 million included noncash depreciation, and amortization and noncash equity charges of $1.4 million. Since inception the Company has met its working capital needs principally through sales of DubLi Credits to the Company’s to its business associates. To attract and maintain the level of business associates significant amounts are spent on customer acquisition costs and commissions. Together these factors are key cash flow drivers to the Company’s operating cash flows. Changes to the amount of revenue deferred and breakage estimates had a significant impact on the Company’s revenue and incremental costs in the year of the change and such changes may impact future years. In addition, a significant reduction ($2.2 million) of cash used in operating activities is reflected by the change in the restricted cash, which relates to a dispute between the Company and one of its credit card processors, in which the credit card processor has failed to remit customer proceeds that it is holding back from the Company.

Net cash provided by operating activities totaled $2.4 million during the year ended September 30, 2009. Year-to-date net loss from continuing operations of $1.4 million included noncash depreciation, and amortization. In addition, a significant reduction of cash used in operating activities is reflected by the increased restricted cash, prepaid expenses offset by increases in commissions payable and deferred revenue. This year was our first full year of operations and as a result of the Company’s growth, cash from operating activities was used for the purchase of inventory along with initial cash holdbacks by our credit card processors. To attract and maintain the level of business associates, significant amounts are spent on customer acquisition costs and commissions. Together these factors are key cash flow drivers to the Company’s operating cash flows. Changes to the amount of revenue deferred and breakage estimates had a significant impact on the Company’s revenue and incremental costs in the year of the change and such changes may impact future years.

Investing Activities

Net cash used in investing activities totaled approximately $4.6 million during the year ended September 30, 2010. Cash was used in investing activities to purchase capital assets, software license and real estate that amounted to $2.0 million and another $2.2 million was held in restricted cash.

Net cash used in investing activities totaled approximately $0.13 million during the year ended September 30, 2009. Cash was used in investing activities to purchase equipment and software.

Financing Activities

Net cash used provided by financing activities totaled $1.0 million during the year ended September 30, 2010 which primarily consisted of borrowings of $0.9 million and repayments of $0.10 million to the Company’s principal shareholder. In addition, the Company received $0.13 million from issuance of warrants and common shares.

Net cash used provided by financing activities totaled $0.3 during the year ended September 30, 2009 which primarily consisted of borrowings of $1.2 million and repayments of $0.9 million to the Company’s principal shareholder.

The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution but in March 2011 we did enter into a $5 million line of credit agreement with our principal shareholder Michael Hansen.  We can provide no assurance that we will not require additional financing.  Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Liquidity

The Company  usually maintains  a significant portion of its cash (“restricted cash”) with its two credit card processing companies to mitigate their financial risk arising from the sale of the Company’s products and services, one credit card processing company for U.S. based transactions and the other for foreign based transactions. The reserve requirements have ranged from 5% to 50% for a rolling term of six months. The Company has classified these accounts as a current asset as it is expected to receive the funds in less than 12 months. During the first quarter of 2010, the Company became aware that one of its credit card processing companies that held $2.16 million was improperly retaining the cash for completed transactions that was due the Company. In October 2010, the Company instituted a lawsuit and subsequently terminated its relationship with this credit card processing company. In addition, the Company was informed that the credit card processing company entered into bankruptcy, however, the Company’s counsel was informed that these funds are not part of the bankruptcy. Management has also been informed by the Company’s counsel that such funds are collectible, however protracted litigation may result. Accordingly, such amount has been classified as long term on the balance sheet.  This situation has negatively impacted the Company’s cash position and resulted in increased borrowings from the Company’s principal shareholder.

As a result of this situation, we currently anticipate that our cash and cash equivalents as of September 30, 2010 may not be sufficient, at a minimum, to meet our liquidity needs for working capital and capital expenditures over the next few months. In the event, we need additional cash, we will continue to borrow from our principal shareholder and/or undertake private placements to raise additional cash. Between September 30, 2010 and the date of this report, we have borrowed and additional $0.42 million from our principal shareholder and on March 23, 2011 we entered into a $5 million line of credit agreement with him to ensure our working capital needs are met. The credit facility includes $1.267 of existing indebtedness leaving $3.733 available for future working capital needs.  We have also commenced a private placement of $1.5 million in Europe using a Regulation S exemption from registration.

As a result of our recapitalization, we increased our authorized shares to 500 million, of which 244 million are currently issued and outstanding. Accordingly, in the future, we may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions. Our future liquidity and capital requirements will depend on numerous factors including the pace of expansion of our operations, competitive pressures, and acquisitions of complementary products, technologies or businesses. As we require additional capital resources, we may seek to sell additional equity or debt securities or look to enter into a loan agreement. The sale of additional equity securities could result in additional dilution to existing stockholders. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties and actual results could vary materially as a result of the factors described above and in the section entitled “Risk Factors” included in Part I, Item 1A of this Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

At September 30, 2010 we have the following contractual obligations and commitments:

Payments due by period	Total	Less Than 1 Year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$38,327	$7,425	$27,712	$3,190
Real Estate Contract	150,000	150,000
Operating Lease Obligations	2,685,466	25,193	1,162,125	1,498,148
Total	$2,873,793	$182,618	$1,189,837	$1,501,338	$-

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements is on page F-1 of this Annual Report on Form 10-K. Financial Statement Schedules” pursuant to Item 15, Exhibits and Financial Statement Schedules, of Form 10-K.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

a) Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures” as defined in Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC'’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010 and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of September 30, 2010.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of September 30, 2010, our internal control over financial reporting was not effective.

(1)   Control environment—We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed in items (2) through (4) below. Our control environment was ineffective because of the following material weaknesses:

(a)   We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of Generally Accepted Accounting Principles (GAAP) commensurate with our financial reporting requirements and business environment. This material weakness resulted in material restatements and post-closing adjustments relating to revenue recognition, cutoffs, improper report groupings, consolidations and various account errors which have been reflected in the restated financial statements for the years ended September 30, 2010 and 2009 and the quarters ended December 31, 2009, March 31 and June 30, 2010.

(b)   We did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program or other comparable mechanism and (ii) an ongoing program to manage and identify fraud risks.

(c)   We did not maintain effective controls over the segregation of duties. Specifically, effective controls were not designed and implemented to ensure the following accounting functions were properly segregated for inventory, purchasing, shipping, bank reconciliations, payroll and accounts payable.  In addition, we did not have effective general controls over information technology security and user access.

(d)   We experienced excessive employee turnover, including the replacement of our accounting staff and CFO, nor did we have proper job descriptions, performance appraisals, and as a result our employees may not have a clear understanding of their responsibilities to facilitate proper internal control over financial reporting.

(e) We rely extensively on outside service providers, most of which did not provide a Type II SAS 70 report on their internal controls.

(f) We did not maintain effective controls over spreadsheets used in the Company’s financial reporting process. Specifically, controls were not designed and in place throughout the year to ensure that unauthorized modification of the data or formulas within spreadsheets were prevented.

(g) We experienced problems with the post-merger integration of our accounting processes, personnel, systems and procedures which differed greatly between Berlin, Germany and Boca Raton, Florida.

The control environment material weaknesses described above contributed to the material weaknesses related to our monitoring of internal control over financial reporting, period end financial close and reporting, as described in items (2) to (4) below.

(2)   Monitoring of internal control over financial reporting—we did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weaknesses:

(a)   Our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed, in place or operating effectively.

(b)   We did not maintain an effective internal control monitoring function nor did we perform a risk assessment. Specifically, there were insufficient policies and procedures to effectively communicate and determine the adequacy of our internal control over financial reporting and to monitoring the ongoing effectiveness thereof.

(c)   We did not maintain formal cash flow forecasts, business plans, and organizational structure documents to guide the employees in critical decision-making processes.

Each of these material weaknesses relating to the monitoring of our internal control over financial reporting contributed to the material weaknesses described in items (3) through (4) below.

(3)   Period end financial close and reporting—Due to a pervasive lack of proper segregation of duties within the finance department, we did not establish and maintain effective controls over certain of our period-end financial close and reporting processes because of the following material weaknesses:

(a)   We did not maintain effective controls over the preparation and review of the interim consolidated financial statements to ensure that we identified and accumulated all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements reconciled to the underlying supporting schedules and accounting records.

(b)   We did not maintain procedures and effective controls over the preparation, review and approval of account reconciliations and application programming interfaces (“API”) with third parties or our own systems. Specifically, we did not have effective controls over the completeness and accuracy of supporting schedules for substantially all financial statement account reconciliations.

(c) We did not maintain effective controls over the recording of either recurring or non-recurring journal entries. Specifically, effective controls were not designed and implemented to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded.

(4)  Board of Directors—We did not have a  functioning audit committee due to a lack of a majority of  independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and  procedures. Nor did we have a Compensation Committee, compensation charter or any formal procedure for the review, approval or ratification of certain related-party transactions that may be required to be reported under the SEC disclosure rules.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

As previously reported in Item 4.A.(T) of our Form 10-Q  for the quarter ended June 30, 2010, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). As a result of those material weaknesses in our internal control over financial reporting, our principal financial officer concluded that our internal controls over financial reporting were not effective in prior quarters. Those material weaknesses included the following:

•	Inadequate accounting personnel.
•	Delays in the post-Merger integration of the Company’s and CG’s administrative, accounting and reporting systems and procedures.
•	Delays in the post-Merger integration and implementation of an effective system of internal control that governs the combined entities.
•	Delays in the adoption of board charters and policies and procedures that specify the policies and procedures to be utilized by Company when considering and/or engaging in related party transactions.
Except for the effects of the departure of our Chief Financial Officer on July 15, 2010 and the hiring of a Chief Financial Officer on September 30, 2010 and certain accounting department personnel in 2010, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.  In addition, during the 4th quarter of 2010, we undertook and began a more detailed analysis of our material weaknesses to understand and disclose the nature of each material weakness and its impact on our financial reporting and its internal controls over financial reporting in order to develop a more detailed framework for remediation.  However, as described below under “Remediation Plans” we have subsequently dedicated significant resources to support our efforts to improve the control environment and to remedy the control weaknesses described herein.

Remediation Plans

To address the identified material weakness discussed above, we have:

1.	Engaged a firm of ERP system consultants to assist with the integration of the Companies’ accounting and reporting systems into a single automated system.
2.	Hired a new Chief Financial Officer, Controller and Chief Technical Officer.
3.	Commenced a reorganization of our accounting and administrative staff designed to improve workflow and enhance internal controls.
4.	Engaged a law firm to advise us regarding securities law compliance and corporate governance standards.
5.	Hired a CPA firm to assist us in the preparation of our tax accrual and footnote.
6.	Hired additional accounting staff.
7.	Engaged a consulting CPA to assist with control assessment and remediation.

To address the identified material weakness discussed above, we are in the process of enhancing our internal control processes as follows:

1.	Control Environment
a.	Continue to upgrade our accounting staff in order to achieve an effective control environment.
b.	Develop an anti-fraud program and implement a whistle-blower program and a program to manage and identify fraud risks.

c.	Continue to reorganize our accounting and administrative staff designed to improve workflow and enhance internal controls.
d.
Formalize our finance-related job descriptions for all staff levels that specifically identify required financial reporting roles, responsibilities, and competencies, and clarify responsibility for maintaining our internal controls over financial information.

e.	The Company will use its best efforts to obtain appropriate Type 2 SAS 70 service auditor’s reports from its service organizations.
f.
Take training to better utilize our ERP system to lessen the use of spreadsheets and to also develop controls over spreadsheets and migrate from spreadsheet based consolidations to using the consolidations capabilities built into our ERP system.

2.	Monitoring of internal control over financial reporting
a.	Undertake a revamping of our policies and procedures with respect to the review, supervision and monitoring of our accounting operations.
b.	Perform a risk assessment and improve our monitoring function in conjunction with our ERP system.
c.	Formalize our process to improve the organization structure and develop forecasts and plans by which our management can measure achievement against formalized benchmarks.

3.	Period end financial close and reporting
a.	We will take steps to mitigate the lack of segregation of duties, prepare and implement sufficient written policies and checklists for financial reporting and closing processes.
b.	We will develop procedures to ensure that supporting schedules for financial statement accounts are reconciled to supporting schedules.
c.	During the 4th quarter 2010, we began to document and implement controls over financial reporting.

4.
Board of Directors - We are currently attempting to remedy the lack of adequate independent oversight (as described above) by searching for and recruiting qualified individuals to sit as independent board members and audit committee members and to also assist us with a compensation committee.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. While our Board of Directors have been supportive of our efforts by supporting the hiring of various individuals in our finance department, as well as, funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we cannot recruit and retain more qualified professionals. Among other things, any un-remediated material weaknesses could result in material post-closing adjustments in future financial statements.

Item 9B.Other Information

Not Applicable.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

Executive Officers

Set forth below are the names and ages of our executive officers.

Name	Age	Position
Michael B. Hansen	41	President and Chief Executive Officer and Director
Kent L. Holmstoel	50	Chief Operating Officer and Chairman of the Board
Mark Mroczkowski*	57	Chief Financial Officer
Alfred Fernandez**	46	Former Chief Financial Officer and Secretary
Andreas Kusche	40	General Counsel and Director
Betina Dupont Sorensen	39	Head of Marketing

*             On September 30, 2010, Mr. Mroczkowski became the Company’s Chief Financial Officer and replaced Mr. Fernandez, whose employment was terminated on July 15, 2010.

**           As previously reported, Mr. Fernandez’s employment with the Company was terminated on July 15, 2010.  Since the Company filed its Form 8-K on July 16, 2010 announcing the termination of Mr. Fernandez, Mr. Fernandez has alleged certain disputes with the Company and threatened legal action.  More specifically, Mr. Fernandez has alleged that the Company was aware of Mr. Fernandez’s “many disputes” with the Company and “These disputes include but are not limited to accounting issues, disclosures of material items to shareholders including pending litigations, impairment to assets, revenue recognition, employment discrimination, my benefits and severance pay, as well as, you prohibiting me from answering shareholder inquiries.”  Notwithstanding the Company’s efforts to communicate with Mr. Fernandez, the Company has been unable to understand the factual basis of Mr. Fernandez’s vague and non-specific allegations.  The Company believes Mr. Fernandez’s allegations are without merit and since September, 2010, the Company has had no other communication with him.

Board of Directors

Pursuant to our Bylaws, the size of our Board may range from one to 15 directors.  Our Board is currently comprised of three directors.  Two of these directors, Mr. Hansen and Mr. Holmstoel, were appointed to the Board, on September 20, 2010. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are duly elected and qualified.

Name	Age	Position
Michael B. Hansen	41	President and Chief Executive Officer and Director
Kent L. Holmstoel	50	Chief Operating Officer and Chairman of the Board
Andreas Kusche	40	General Counsel and Director

Biographical Information

Set forth below is biographical information for each executive officer and director.

Michael B. Hansen served as President and Chief Executive Officer of the Company since October 2009 and a director since September 20, 2010. Mr. Hansen originally founded the DubLi group of entities under its prior operating model in 2003 and established the current operating model in October 2008.  Mr. Hansen served as the President and Chief Executive Officer of the DubLi entities from inception in 2003 until the Merger in October 2009.  Mr. Hansen started his career in 1989 as a developer at the Danfoss A/S, a Denmark-based producer of components and solutions for refrigeration, air conditioning and heating.  In the early 90’s, he worked at The LEGO Group as technical designer and was responsible for world development and designs.  From 1996 to 1999, Mr. Hansen was the owner of a chain of restaurants in Denmark. From 1999 to 2003, Mr. Hansen was a self-employed consultant to a number of companies in the financial and telecommunication industry, assisting these companies to build successful marketing organizations.  Mr. Hansen earned a degree in Mechanical Engineering from Teknisk Skole in Denmark in 1989.

Mr. Hansen was selected to serve as a member of our Board of Directors because of his diverse entrepreneurial experiences.

Kent L. Holmstoel has served as Chief Operating Officer of the Company since October 2009 and a director since September 20, 2010.  From June 2007 until the Merger in October 2009, Mr. Holmstoel serves as Chairman of DubLi and its related predecessor Internet auction entities.  From May 2002 to April 2009, Mr. Holmstoel served as a director of OIB International; a Spanish based private financial services company, where he was responsible for sales outside of the United Kingdom.  Prior to that, from June 2001 to May 2002, Mr. Holmstoel held the position as CEO at Human Resource Manager, a Danish company.  Mr. Holmstoel has previously served as a strategic and HR advisor for various companies, including KMPG, LLC, BRF Kredit, a/s Svane Kokkenet, a/s, SMC, FAF and AP Pension. Mr. Holmstoel received an M.A. in Finance from Aarhus University in Denmark in 1984 and a degree in Social Sciences from University College in Risskov, Denmark.

Mr. Holmstoel was selected to serve as a member of our Board of Directors because of his education, knowledge and experience in business operations and finance.

Andreas Kusche has served as General Counsel of the Company since October 2009 and as a director of the Company since March 2010.  From September 2007 until the Merger in October 2009, Mr. Kusche serve as head of legal services of DubLi and its related predecessor Internet auction entities.  From September 2004 through August 2007, Mr. Kusche practiced law in Germany, both as a solo practitioner and, from January 2007 through May 2007, at the Härting law firm in Berlin, focusing primarily on tax law and media law.  Prior to joining the Company, Mr. Kusche launched the German film production service company “Screenart” in 2000 and served as the company’s Head of Financial & Legal Department until August 2004.  From 2001 to 2002, Mr. Kusche worked as a consultant to an international film fund.  Mr. Kusche studied at Humboldt University in Berlin, as well as at the University of Alicante in Spain obtaining his law degree in 2004 from Humboldt University.
Mr. Kusche was selected to serve as a member of our Board of Directors because of his legal education and experience.

Mark Mroczkowski, from April 2008 until September 30, 2010, was an independent consultant providing business advisory, investment banking services and interim chief accounting officer and chief financial officer services. On September 30, 2010, he became the Company’s Chief Financial Officer.  From 2000 to April 2008, Mr. Mroczkowski was the Chief Operating Officer and Chief Financial Officer of Sequiam Corporation, Inc., an OTCBB quoted original equipment and design manufacturer of biometric software and hardware located in Orlando, Florida. From 1996 to 1999, Mr. Mroczkowski was the Chief Financial Officer of GeoStar Corporation, a natural resources developer based in Mt. Pleasant, Michigan.  From 1985 to 1996, Mr. Mroczkowski was the Managing Partner of Mroczkowski, Simmons & LaPlant, CPA’s of Tampa Florida. Mr. Mroczkowski began his career with Big 4 accounting firms.  He holds a Bachelor of Science degree from the College of Business at Florida State University and is a Certified Public Accountant.

 Betina Dupont Sorensen has served as Head of Marketing of the Company since October 2009.  From 2003 until the Merger in October 2009, Ms. Dupont Sorensen worked for DubLi and its related predecessor Internet auction entities in the areas of marketing and business development.  From 1996 to 2003, Ms. Dupont Sorensen was the owner and general manager of a restaurant in Kolding, Denmark.  Ms. Dupont Sorensen earned a degree in Business Administration from Vejle Business College in 1996.

Mr. Hansen and Ms. Sorensen commonly refer to themselves as married couple based upon their long term relationship.  Each of these officers is obligated to devote his or her full time to the Company’s business and affairs.

Board Leadership Structure

Mr. Hansen currently serves as our principal executive officer and Mr. Holmstoel currently serves as the Chairman of the Board of Directors.   The Board of Directors does not have a policy as to whether the positions of Chairman and the principal executive officer should be held by the same or different people.  Our Board of Directors believes its current leadership structure is appropriate because it allocates authority, responsibility, and oversight between management and the members of our Board of Directors.  It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to our principal executive officer, while enabling the Chairman to facilitate our Board of Directors’ oversight of management, promote communication between management and our Board of Directors, and support our Board of Directors’ consideration of key governance matters.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended September 30, 2010, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act, except for Michael Hansen, Betina Sorensen, Michel Saouma, Zen Holdings, Ltd., Andreas Kusche and Kent Holmstoel who late filed the required reports.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, (including our chief executive officer, chief financial officer, chief accounting officer, controller, and any person performing similar functions).  A copy of our code of ethics is publicly available on our website at www.medianetgroup.com/corporate-governance. If we make any substantive amendments to our code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our chief executive officer, chief financial officer or chief accounting officer, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K.

Diversity Considerations in Identifying Director Nominees

We do not have a formal diversity policy or set of guidelines in selecting and appointing directors that comprise our Board of Directors. However, when making determinations regarding the size and composition of our Board of Directors, our Board of Directors does consider each individual director’s qualifications, skills, business experience and capacity to serve as a director and the diversity of these attributes for the Board of Directors as a whole.

Audit Committee Financial Expert

The full Board of Directors serves as our audit committee. The Board does not have an Audit Committee Financial Expert serving on its committee.  The Company has been actively seeking such a Board member but that search was incomplete at the date of this report.

Executive Employment Agreements

In connection with the Merger, we assumed employment agreements between CG and its subsidiaries, for Messrs. Hansen, Holmstoel and Kusche and Ms. Betina Sørensen.

Effective October 1, 2009, each of Mr. Hansen, our President and Chief Executive Officer, and Mr. Holmstoel, our Chief Operating Officer, entered into an employment agreement with CG and its subsidiaries.  Mr. Holmstoel’s agreement provides that he will serve as the Company’s Chairman and in other positions as the Company and he determine.   Each of these employment agreements has an initial term of three years and is automatically renewable for an additional one-year term, unless terminated in accordance with the terms of the agreement.  Each of the agreements provides for a monthly base salary of EUR 15,000 to be reviewed annually and a minimum annual bonus of 15% of the subject executive’s annual base salary.  Our Board of Directors may, in its sole discretion, increase Mr. Hansen’s or Mr. Holmstoel’s base salary and award bonuses and equity awards to Mr. Hansen and/or Mr. Holmstoel at any time.  Each of the agreements also provides for a minimum automobile allowance in the amount of EUR 1,500 per month, insurance on any vehicle covered by the automobile allowance, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses.  Pursuant to each agreement, we are required to obtain and maintain a $2 million life insurance policy on Mr. Hansen and Mr. Holmstoel, as applicable, with $1 million payable on death to the Company and $1 million payable on the death to the subject executive’s directed beneficiary. The agreements also contain non-disclosure, non-solicitation and non-compete restrictions.  The non-solicitation and non-compete restrictions survive for a period of eighteen months following the date of termination of the subject executive’s employment with the Company.

Effective October 1, 2009, Mr. Kusche, our General Counsel, entered into an employment agreement with CG and its subsidiaries.  This agreement has an initial term of three years and is automatically renewable for an additional one-year term, unless terminated in accordance with the terms of the agreement. The agreement provides for a monthly base salary of EUR 7,500 to be reviewed annually and a minimum annual bonus of 15% of Mr. Kusche’s annual base salary.  Pursuant to the Agreement, Mr. Kusche is entitled to receive 150,000 shares of our Common Stock on each of October 1, 2010 and October 1, 2011, however, effective September 30, 2010; Mr. Kusche waived his right to those shares in consideration of the 4.4 million share grant described below. Our Board of Directors may, in its sole discretion, increase Mr. Kusche’s salary and award bonuses and equity awards to Mr. Kusche at any time.  The agreement also provides for a minimum automobile allowance in the amount of EUR 800 per month, insurance on any vehicle covered by the automobile allowance, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses.  The agreement also contains non-disclosure, non-solicitation and non-compete restrictions.  The non-solicitation and non-compete restrictions survive for a period of eighteen months following the date of termination of Mr. Kusche’s employment with the Company.

On September 30, 2010, the Company granted Mr. Kusche five million shares of the Company’s common stock.  One million shares of common stock vested at September 30, 2010 and the remaining four million shares are scheduled to vest at the rate of 500,000 shares per quarter for each of the eight successive quarters.

Effective October 1, 2009, Ms. Sorensen, our Head of Marketing, entered into an employment agreement with CG and its subsidiaries.  This agreement has an initial term of three years and is automatically renewable for an additional one-year term, unless terminated in accordance with the terms of the agreement. The agreement provides for a monthly base salary of EUR 7,500 to be reviewed annually and a minimum annual bonus of 15% of Ms. Sorensen’s annual base salary.  Our Board of Directors may, in its sole discretion, increase Ms. Sorensen’s salary and award bonuses and equity awards to Ms. Sorensen at any time.  The agreement also provides for a minimum automobile allowance in the amount of EUR 800 per month, insurance on any vehicle covered by the automobile allowance, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses.  The agreement also contains non-disclosure, non-solicitation and non-compete restrictions.  The non-solicitation and non-compete restrictions survive for a period of eighteen months following the date of termination of Ms. Sorensen’s employment with the Company.

On September 30, 2010, Company granted Ms. Sorensen five million shares of the Company’s common stock.  One million shares of common stock vested at September 30, 2010 and the remaining four million shares are scheduled to vest at the rate of 500,000 shares per quarter for each of the eight successive quarters.

Pursuant to these employment agreements, the Company can terminate the agreement for “cause.”  “Cause” is defined to include the executive’s (i) continuing uncured failure to perform such duties as are reasonably requested by the Company and are consistent with his or her responsibilities under this Agreement; (ii) uncured failure to observe material policies generally applicable to executives or employees of the Company; (iii) failure to cooperate with any internal investigation of the Company or any of its affiliates; (iv) commission of any act of fraud, theft or financial dishonesty with respect to the Company or any of its affiliates or conviction of any felony; or (v) uncured material violation of the provisions of his or her employment agreement.

In the event the executive terminates his or her employment for “good reason,” he or she shall be entitled to, among other things, a prorated bonus for the fiscal year of termination, based on actual performance through the end of the applicable fiscal year and the number of days that have elapsed in the fiscal year through the date of termination and payment of his or her then annual base salary and benefits for a period of eighteen months following the termination.  In addition, any unvested options granted to the executive shall fully vest as of the date of termination.  For purposes of each employment agreement, good reason is defined as a material and adverse change in the executive’s duties and responsibilities, a reduction in base salary or minimum annual bonus, or the Company’s breach of the company of any material provision of the agreement.

In the event of an executive’s death or disability, he or she shall be entitled to, among other things, a prorated bonus for the fiscal year of termination, based on actual performance through the end of the applicable fiscal year and the number of days that have elapsed in the fiscal year through the date of termination.  In addition, any unvested options granted to the executive shall fully vest as of the date of termination of executive’s employment with the Company.

Effective September 30, 2010, Mr. Mroczkowski entered into an employment agreement with the Company to become our Chief Financial Officer which has an initial term of two years. Thereafter, the employment agreement shall renew annually for one year unless either party gives at least 60 days prior written notice.  Pursuant to the employment agreement, Mr. Mroczkowski is entitled to a base salary of $162,000 per annum and such other compensation as is determined by the Company from time to time. Contemporaneous with Mr. Mroczkowski’s execution of the employment agreement, the Company granted him options (the “Options”) to purchase up to five million shares of the Company’s common stock, at an exercise price of $.001 per share.  Options exercisable for one million shares of common stock vested at September 30, 2010 and the remaining Options exercisable for four million shares are scheduled to vest at the rate of 500,000 shares per quarter, provided Mr. Mroczkowski is continuing to serve as the Company’s Chief Financial Officer.  Upon a “change in control” (as defined in the Company’s 2010 Omnibus Equity Compensation Plan) of the Company, all of the Options shall automatically vest and be immediately exercisable. Either party may terminate the agreement without cause on 90 days prior written notice.

The Company has not separately designated a standing audit committee or a committee performing similar functions.

We have adopted a Code of Ethics for our officers, directors and employees and it is attached as exhibit 99.1.

Item 11.    Executive Compensation

Summary Compensation Table

The table below sets forth, for the period indicated, the compensation paid or granted by the Company to the named executive officers during the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(5)		Total ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(i)		(j)
Michael B. Hansen *	2010	$172,240									$172,240
President & Chief Executive Officer	2009	$200,000									$200,000
Kent L. Holmstoel *	2010	$231,987									$231,987
Chief Operating Officer	2009	$86,410									$86.410
Andreas Kusche *	2010	$121,920		$879,997	(2)						$969,997
General Counsel	2009	$71,644									$71,644
Mark Mroczkowski	2010					$1,099,011					$1,099,011
Chief Financial Officer	2009
Betina Dupont	2010	$71,120		$1,099,997	(2)						$1,171,117
Head of Marketing	2009	$15,000									$15,000
Martin Berns	2010	$32,307									$32,307
Former Chairman and CEO (3)	2009	$39,000		$30,000					$12,176	(4)	$81,176
Alfred Fernandez	2010	$59,122
Former Chief Financial Officer(4)	2009	$56,250		$15,600					$6,750		$78,600

*	Member of the Board of Directors
(1)
Represents the aggregate grant date fair value in accordance with FASB ASC Topic 718.  For a discussion of the assumptions made in the valuation of the dollar amount recognized, please refer to Note X to the Company’s Financial Statements, which are set forth in the Company’s Annual Report on Form 10-K for the fiscal year September 30, 2010.

(2)	The aggregate number of awards of stock outstanding at September 30, 2010 was 4 million for each Mr. Kusche and Ms. Sorensen.
(3)	Mr. Berns resigned as Chairman and CEO of the Company in October 2009. He served as Chief Executive Officer of BSP Rewards from October 2009 until June 2010.
(4)	Mr. Fernandez was terminated on July 15, 2010 and no severance amounts were owed or paid.
(5)	All other compensation is as follows:

Name	Auto Allowance	Cellular Phone Allowance	Total
2009:
Martin Berns	$10,050	$2,126	$12,176
Alfred Fernandez	$6,750		6,750

Grants of Plan-Based Awards

The following table summarizes plan-based awards granted to the Company’s named executive officers during the fiscal year ended September 30, 2010.

Name	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards(1)
		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	(#)	(#)	(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)		(k)	(l)
Michael B. Hansen - President and Chief Executive Officer
Kent L Holmstoel - Chief Operating Officer
Andreas Kusche - General Counsel	9/30/10							5,000,000	(2)				$879,997
Mark Mroczkowski - Chief Financial Officer	9/30/10									5,000,000	(3)	$.001	$1,099,011
Betina Dupont - Head of Marketing	9/30/10							5,000,000	(4)				$1,099,997
Alfred Fernandez - Former Chief Financial Officer

(1)	Reflects the grant date fair value of each target equity award computed in accordance with FASB ASC Topic 718.

(2)
The assumptions used in the valuation of these awards are set forth in Notes2 and 12 to the Company’s consolidated financial statements as filed with the SEC on Form 10-K. These amounts do not correspond to the actual value that will be recognized by the Named Executive Officer. On September 30, 2010, the Company entered into a restricted stock award agreement with Andreas Kusche, the Company’s General Counsel, whereby the Company granted five million shares of Restricted Stock to Mr. Kusche.  Mr. Kusche ‘s interest in the shares of Restricted Stock vests 1,000,000 shares on September 30, 2010 and 500,000 shares will vest at the end of each calendar quarter thereafter through  September 30, 2012.

(3)
In connection with Mr. Mroczkowski’s execution of the employment agreement, the Company granted him the option to purchase up to five million shares of the Company’s common stock, at an exercise price of $.001 per share. This option vested 1,000,000 shares on September 30, 2010 and 500,000 shares will vest at the end of each calendar quarter thereafter through March 31, 2012.On the date of the grant the closing market price of the underlying stock was $.22 as of September 30, 2010.

(4)
On September 30, 2010, the Company entered into a restricted stock award agreement with Betina Dupont Sorensen, the Company’s Head of Marketing, whereby the Company granted five million shares of restricted common stock (“Restricted Stock”) to Ms. Sorensen.  Ms. Sorensen’s interest in the shares of Restricted Stock vested 1,000,000 shares on September 30, 2010 and 500,000 shares will vest at the end of each calendar quarter thereafter through March 31, 2012.

The following table summarizes plan-based awards granted to the Company’s named executive officers during the fiscal year ended September 30, 2010:

Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, or Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Andreas Kusche General Counsel	9/30/10					4,000,000	$880,000
Mark Mroczkowski Chief Financial Officer	9/30/10	1,000,000	4,000,000	$.001	9/30/2020
Betina Dupont Head of Marketing	9/30/10					4,000,000	$880,000

Option Exercises and Stock Vested

The following table shows all stock options exercised and the value realized upon exercise, and all other equity awards vested and the value realized upon vesting, by our Named Executive Officers during fiscal 2010.

Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting(#)	Total Value Realized on Vesting($)
Betina Dupont			1,000,000	$220,000
Andreas Kusche			400,000	$88,000

Employment, Severance and Change in Control Agreements

Our employment agreements with Michael Hansen, Kent Lee Holmstoel, Andreas Kusche and Betina Dupont provide  that upon any termination of their employment by the Company, other than for “cause,” or disability, or by each employee  for “good reason,” they will  be entitled to receive any unpaid salary, bonus and unreimbursed expenses  plus  a severance payment equal to their monthly  base salary (as then in effect) and payment of their  bonus (as then in effect) for a period of 18  months following termination. Upon a “change in control” (as defined in the Company’s 2010 Omnibus Equity Compensation Plan) of the Company, restricted stock not previously forfeited shall become vested.

Our employment agreement with  Mark Mroczkowski provides  that upon  termination of his employment by the Company, other than for cause, or disability, or by  Mr. Mroczkowski  for good reason,  he  will  be entitled to any  receive any unpaid salary, bonus and unreimbursed expenses  plus  a severance payment equal to this monthly  base salary (as then in effect) and payment of his bonus (as then in effect) for a period of 6 months following termination.  Upon a “change in control” (as defined in the Company’s 2010 Omnibus Equity Compensation Plan) of the Company, all of his options shall automatically vest and be immediately exercisable.

Upon a “change in control,” the value of all outstanding Stock Option, Stock Rights, Restricted Stock, Deferred Stock, Performance Shares, Stock Awards and Other Stock-Based Awards, in each case to the extent vested, shall, unless otherwise determined by the Board of Directors or Compensation Committee, if one is formed, in its sole discretion at or after grant but prior to any Change in Control, be cashed out on the basis of the “Change in Control Price.”  The “Change in Control Price” is the highest price per share of Stock paid in any sale reported on a national exchange or quoted on Nasdaq or the Bulletin Board, or paid or offered in any bona fide transaction related to a potential or actual Change in Control of the Company at any time during the 60 day period immediately preceding the occurrence of the Change in Control.

See “Item 10.Directors, Executive Officers, and Corporate Governance -Executive Employment Agreements” of this Annual Report on Form 10-K for a more complete discussion of our employment agreements with our executive officers.

Compensation of Directors

None of our directors receives any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended September 30, 2010, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Change in Control

On October 19, 2009, there was a change in the effective control of the Company. On that date, pursuant to the Merger Agreement (the “Merger Agreement”), dated as of August 10, 2009, and subsequently amended and restated on September 25, 2009, amongst the Company, the Company’s then subsidiary MediaNet Merger Sub, Inc., a Nevada corporation, and CG Holdings Limited, the Company acquired all of the issued and outstanding shares of CG for 5,000,000 shares of the Company’s Series A Preferred Stock (the “Merger”). Effective September 30, 2010, our Series A Preferred Stock was converted to Common Stock. Accordingly, Zen Holding Group Limited, the sole record holder of CG owns approximately 88% of the voting power of the Company. In addition, as a condition to the Merger, the Company agreed to appoint:

•	Michael Hansen as a Director and as President and Chief Executive Officer of the Company;

•	Kent Holmstoel as Chairman of the Board and Chief Operating Officer of the Company; and

•	Andreas Kusche as a Director and as General Counsel of the Company.

In connection with the Merger, all directors of the Company as of October 19, 2009, other than Mr. Martin Berns, resigned as of such date. On October 29, 2009, the Company appointed Mr. Hansen as President and Chief Executive Officer, Mr. Holmstoel as Chief Operating Officer and Mr. Kusche as General Counsel of the Company.  Also on such date, Steven Adelstein was appointed to the Board by Mr. Berns, who was then the sole remaining Board member. On February 23, 2010, Mr. Adelstein resigned and was replaced by Andreas Kusche.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth additional information as of  September 30, 2010 concerning shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval.  The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	5,000,000	$.001	45,000,000
Total	5,000,000	$.001	45,000,000

2010 Omnibus Equity Compensation Plan

The 2010 Omnibus Equity Compensation Plan (the “Plan”) became effective September, 30, 2010. The Plan has not been approved by our stockholders.  The Plan is designed for the benefit of the directors, executives, employees and certain consultants and advisors of the Company (i) to attract and retain for the Company personnel of exceptional ability; (ii) to motivate such personnel through added incentives to make a maximum contribution to greater profitability; (iii) to develop and maintain a highly competent management team; and (iv) to be competitive with other companies with respect to executive compensation.    Awards under the Plan may be made to participants in the form of (i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. A total of 50 million shares of Common Stock have been reserved for issuance under the Plan. Of this amount, as of September 30, 2010, options with respect to 5 million shares were granted to Mr. Mroczkowski, our Chief Financial Officer, and are outstanding.  All of the outstanding options were granted with an exercise price at $.001. On September 30, 2010, one million shares vested and the balance vest at the rate of 500,000 shares each quarter through September 30, 2012 and have a maximum term expiring in 2020. Shares subject to this plan are included in the table above.

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth the beneficial ownership of the Common Stock as of March 7, 2011 for each of our greater than 5% shareholders, directors, named executive officers and by all of our directors and executive officers as a group.  For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, which rule focuses on the power to vote shares or make investment decisions with respect to such shares, potentially irrespective of any pecuniary interest in such shares.

The information as to the securities beneficially owned are based upon the following:

•	a Schedule 13D filed by Zen Holding Group Limited, Mr. Hansen and Mr. Saouma on June 24, 2010;

•	all Form 3 and Form 4 filings of Mark Mroczkowski, Betina Dupont Sorensen, Andreas Kusche, Kent L Holmstoel, Zen Holding, Michel Saouma and Michael Hansen since May 24, 2010.

Percentage ownership of outstanding common shares is based on 245,200,626 shares of Common Stock outstanding as of March 7, 2011.

Title of Class	Name of Beneficial Owner		Amount and Nature of Beneficial Ownership (1)		Percentage of Class Owned
Common Stock
	Michel B. Hansen**	(2)	214,178,946	(2)	86.99%

	Kent L. Holmstoel**	(3)	-		*
	Andreas Kusche**	(4)	1,400,000		*
	Betina Dupont Sorensen**	(5)	2,000,000		*
	Mark Mroczkowski**	(6)	2,000,000		*
	Directors and Executive Officers as a Group		219,578,946		89.19%

*             Indicates less than 1% of outstanding shares beneficially owned.
**           Serves as an executive officer or director of the Company as of the date hereof.

(1)           A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of options and warrants and upon conversion of convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days from the date hereof have been exercised or converted.

(2)           Includes 214,178,946 shares of Common Stock held directly by Zen Holding.  During the period in which the Zen Holdings holds these shares, Mr. Hansen is expected to have the right to vote and dispose of these shares.  Mr. Hansen disclaims a pecuniary interest in any other shares of Common Stock, including shares of Common Stock held by Ms. Dupont Sorensen or their adult child.  As a member of Ms. Dupont Sorensen’s household, Mr. Hansen may be deemed to have a pecuniary interest in any shares held by Ms. Dupont Sorensen or their adult child. Mr. Hansen’s address is The Palm Jumeirah, P.O. Box 283612, Dubai, U.A.E.

(3)             Mr. Kent L. Holmstoel’s address is Urbanización Haza del Algarrobo 32, Carretera de Mijas, 2, 2 km, 29639 Mijas Costa, Málaga, Spain.  Mr. Holmstoel’s minor children have, in the aggregate, a less than one percent pecuniary interest in Zen Holding’s assets.  Mr. Holmstoel disclaims a pecuniary interest in such shares and any other shares of Common Stock.

(4)           Includes 900,000 shares of restricted stock held directly by Mr. Kusche and 500,000 shares of restricted stock that will vest on March 30, 2011, but does not include 3,000,000 shares of restricted stock that have not yet vested. Mr. Kusche’s address is 85 Water Lane, Wakefield, WF4 4PY, U.K. Such figure does not include 3,000,000 shares of restricted stock which are scheduled to vest evenly at a rate of 500,000 shares in each of the next eight consecutive calendar quarters.

(5)           Includes 1,500,000 shares of restricted stock held directly by Ms. Dupont Sorensen and 500,000 shares of restricted stock that will vest on March 30, 2011, but does not include 3,000,000 shares of restricted stock that have not yet vested Ms. Dupont Sorensen disclaims a pecuniary interest in any other shares of Common Stock, including those shares of Common Stock held by Mr. Hansen and their adult children.  As a member of Mr. Hansen’s household, Ms. Dupont Sorensen may be deemed to have a pecuniary interest in any shares held by Mr. Hansen or their adult children. Ms. Dupont Sorensen’s address is The Palm Jumeirah, P.O. Box 283612, Dubai, U.A.E.

(6)           Includes options to purchase 2,000,000 shares of common stock exercisable within 60 days of March 31, 2011, but does not include options to purchase 3,000,000 shares of common stock which are scheduled to vest evenly at a rate of 500,000 in each of the next six consecutive calendar quarters beginning June 30, 2011. Mr. Mroczkowski’s address is 8157 Saint Andrews Circle, Orlando, FL 32835.

Proposed Two Step Transfer of Common Stock to DubLi.com Beneficiaries and Lenox Beneficiaries

In May 2010 Company announced that:

            *           Zen Holding had returned to the Company 1,141,933 shares of Preferred Stock, which were convertible into 63,393,933 shares of Common Stock (the “Loyalty Shares”);

            *           the Company intended to use 62,679,116 of the  Loyalty Shares to purchase, in a registered tender offer, various outstanding interests in DubLi.com, LLC from persons (the “DubLi.com Beneficiaries”) other than  Mr. Michael Hansen; and

            *           the Company intended to transfer 714,817 of the Loyalty Shares  to various employees (the “Lenox Beneficiaries” and together with the DubLi.com Beneficiaries, the “Beneficiaries”) of Lenox Resources, LLC.

The Company has since determined not to seek to acquire interests in DubLi.com, LLC. Nonetheless, the Company would still like to provide the Beneficiaries a significant ownership interest in the Company.

Accordingly, the Company anticipates transferring the Loyalty Shares to a trust (the “Trust”) on or about March 28, 2011, (the “Initial Transfer Date”) and, on or about March 28, 2012 (the “Final Transfer Date”), that the Trust will transfer the Loyalty Shares to the Beneficiaries (the “Two Step Transfer”). The Loyalty Shares are expected to be freely tradable after the Final Transfer Date.

The Company believes the Two Step Transfer process is preferable to conducting some form of registered offering in the United States and numerous other countries due to, among other things, the projected expense and time required to complete registered offerings in numerous jurisdictions.

Establishment of the Trust and Issuance of the Loyalty Shares

The Two Step Transfer process is governed by the share transfer agreement, dated February 25, 2011 (“Share Transfer Agreement”).  The Trust is expected to be established on or before March 28, 2011, and is administered by Batista Guerra y Asociados, an independent offshore trustee (the “Trustee”), pursuant to the terms and conditions set forth in the trust agreement which was signed on February 25, 2011 (the “Trust Agreement”).  The following summary of the Share Transfer Agreement and the Trust Agreement and is qualified in its entirety by the actual forms of agreement filed as exhibits hereto.

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

Terms and Conditions of the Trust

The Trustee is required to transfer the Loyalty Shares to the Beneficiaries without requiring any payment or other consideration from the Beneficiaries (other than any transfer taxes or tariffs that may be imposed in connection with the transfer).  In order to receive the Loyalty Shares, each Beneficiary will be required to complete, execute and return to the Company a Beneficiary Representation Affidavit certifying that the Beneficiary, among other things: (1) has received an information memorandum relating to the transfer of the Loyalty Shares; (2) has had access to such financial information and other information concerning the Company and the Loyalty Shares; and (3) understands and agrees that the Beneficiary is receiving the Loyalty Shares pursuant to Regulation S, Regulation D or another applicable exemption from the registration requirements of the U.S. Securities Act of 1933 (the “Securities Act”).  No Beneficiary shall have any right, title or interest of any kind in the Loyalty Shares until such time, if ever, that the Trustee transfers Loyalty Shares to the subject Beneficiary in accordance with the terms of the Trust.

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

The Company would like to provide the Beneficiaries a significant ownership interest in the Company since:  (i) virtually all of the DubLi.com Beneficiaries are former business associates of DubLi Network, LLC, a wholly owned subsidiary of DubLi.com, LLC, and current business associates of DUBLI NETWORK LIMITED, a wholly owned subsidiary of the Company; (ii) virtually all of the Lenox Beneficiaries have been and are currently employees or consultants of the Company, (iii) notwithstanding the financial failure of DubLi.com, LLC, the Company believes that the DubLi Network, LLC business associates assisted the Company build brand awareness for the DubLi.com trade name; and (iv) consistent with many of their expectations, the Company likes the Beneficiaries to have a significant ownership interest in the entity which owns and is further developing the DubLi brand.

Zen Trust

Zen Holding informed the Company that on or about March 28, 2011 it expects to distribute via a dividend all 214,178,946 of the shares of Common Stock  Zen Holding owns and holds for the indirect benefit of its various investors (the “Zen Trust Shares”) to a trust (the “Zen Trust”).  The Zen Trust is expected to transfer all of the Zen trust Shares to its beneficial owners (the “Zen Beneficiaries”) on the Final Transfer Date (the “Zen Two Step Transfer”).  While the Zen Trust holds the Zen Trust Shares, Michael Hansen, the Company’s Chief Executive Officer, is expected to have the right to vote and make investment decisions with respect to the Zen Trust Shares. The Zen Trust Shares are expected to be freely tradable after the Final Transfer Date.

The Zen Trust is expected to be established on or before March 28, 2011, and will be administered by Batista Guerra y Asociados, an independent offshore trustee (the “Zen Trustee”).  The Zen Trustee is required to transfer the Zen Shares to the Zen Beneficiaries on the Final Transfer Date without requiring any payment or other consideration from the Zen Beneficiaries (other than any transfer taxes or tariffs that may be imposed in connection with the transfer). In order to receive the Zen Shares, each Zen Beneficiary will be required to complete execute and return to the Company a beneficiary representation affidavit certifying that the Zen Beneficiary, among other things: (1) has received an information memorandum relating to the transfer of the Zen Trust Shares; (2) has had access to such financial information and other information concerning the Company and the Zen Trust Shares; and (3) understands and agrees that the Zen Beneficiary is receiving the Zen Trust Shares pursuant to Regulation S, Regulation D or another applicable exemption from the registration requirements of the Securities Act.

Result of the Two Step Transfer
The following table sets forth the expected beneficial ownership of the Common Stock of the Company as of the Final Transfer Date (assuming the Final Transfer Date was the date hereof) for each of our greater than 5% shareholders, directors, named executive officers and by all of our directors and executive officers as a group.  For purposes of this table, we have assumed that (i) all of the Loyalty Shares have been issued by the Company; (ii) the Two Step Transfer has occurred; and (iii) the Zen Two Step Transfer has occurred.  Furthermore, for purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, which focuses on the power to vote shares or make investment decisions with respect to such shares, potentially irrespective of any pecuniary interest in such shares.  The information as to the securities beneficially owned are based upon the following:

(1) a Schedule 13D filed by Zen Holding Group Limited, Mr. Hansen and Mr. Saouma on June 24, 2010;

(2) a draft Schedule 13D expected to be signed by the Zen Trustee (defined below) and expected to be filed jointly by the Zen Trust and Zen Holding Group Limited on or before March 28, 2011 in connection with the establishment of the Zen Trust.

(3) all Form 3 and Form 4 filings of Mark Mroczkowski, Betina Dupont Sorensen, Andreas Kusche, Kent L Holmstoel, Zen Holding Group Limited, Michel Saouma and Michael Hansen since May 24, 2010.

Title of Class	Name of Beneficial Owner		Amount and Nature of Beneficial Ownership (1)		Percentage of Class Owned (2)
Common Stock
	Michel B. Hansen**	(3)	67,820,304	(4)	21.91%
	Kent L. Holmstoel**	(5)	14,649,680		4.73%
	Andreas Kusche**	(6)	2,016,834	(7)	*
	Betina Dupont Sorensen**	(3)	2,000,000	(7)(8)	*
	Mark Mroczkowski**	(9)	2,000,000	(10)	*
	Directors and Executive Officers as a Group		88,486,818		28.58%
	Joseph Saouma	(11)	63,833,409		20.62%
	Tom Kjaer	(12)	41,635,931		13.45%
	Total		193,956,158		62.65%

*             Indicates less than 1% of outstanding shares beneficially owned.
**           Serves as an executive officer or director of the Company as of the date hereof.

(1)           A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of options and warrants and upon conversion of convertible securities.  Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days from the date hereof have been exercised or converted.

(2)           Applicable percentage ownership is based on 308,594,559 shares of Common Stock outstanding as of the Final Transfer Date, which includes the issuance of all of the Loyalty Shares.

(3)           Mr. Hansen’s and Ms. Dupont Sorensen’s address is The Palm Jumeirah, P.O. Box 283612, Dubai, U.A.E.

(4)           During the period in which the Zen Trust holds the Zen Trust Shares, Mr. Hansen is expected to have the right to vote the Zen Shares.  As of the deemed Final Transfer Date, Mr. Hansen is expected to personally hold 67,820,304 shares of Common Stock, 21.91% of the outstanding shares of our Common Stock.  Mr. Hansen disclaims a pecuniary interest in any other shares of Common Stock, including shares of Common Stock held by Ms. Dupont Sorensen or their adult children.  As a member of Ms. Dupont Sorensen’s household, Mr. Hansen may be deemed to have a pecuniary interest in any shares held by Ms. Dupont Sorensen or their adult children.

(5)           Mr. Kent L. Holmstoel’s address is Urbanización Haza del Algarrobo 32, Carretera de Mijas, 2, 2 km, 29639 Mijas Costa, Malaga, Spain.  Mr. Holmstoel’s minor children have, in the aggregate, a less than one percent pecuniary interest in Zen’s assets as of the Record Date.  Mr. Holmstoel disclaims a pecuniary interest in such shares and any other shares of Common Stock.

(6)           Mr. Kusche’s address is 85 Water Lane, Wakefield, WF4 4PY, U.K.

(7)           Such figure does not include 3,000,000 shares of restricted stock which are scheduled to vest evenly at a rate of 500,000 shares in each of the next six consecutive calendar quarters.

(8)           As of the deemed Final Transfer Date, Ms. Dupont Sorensen  is expected to personally hold 2,000,000 shares of Common Stock, less than 1% of the outstanding shares of our Common Stock.  Ms. Dupont Sorensen disclaims a pecuniary interest in any other shares of Common Stock, including those shares of Common Stock held by Mr. Hansen and their adult children.  As a member of Mr. Hansen’s household, Ms. Dupont Sorensen may be deemed to have a pecuniary interest in any shares held by Mr. Hansen or their adult children.

(9)           Mr. Mroczkowski’s address is 8157 Saint Andrews Circle, Orlando, FL 32835.

(10)         Such figure does not include options to purchase 3,000,000 shares of common stock which are scheduled to vest evenly at a rate of 500,000 in each of the next six consecutive calendar quarters.

(11)         Mr. Joseph Saouma’s address is Amine Gemayelstreet 226, Beirut, Achrafieh, Lebanon.

(12)         Mr. Tom Kjaer’s address is P.O. Box 282303, Dubai, U.A.E.

The foregoing table includes the shares expected to be held by the Trust between the Initial Transfer Date and the Final Transfer Date. Although such shares are not outstanding on the date hereof, and they are expected to be issued and outstanding on the Final Transfer Date.   Between the Initial Transfer Date and the Final Transfer Date, the Trust has agreed not to vote the shares and to only transfer the shares in accordance with the Trust Agreement.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Loans from CG and its Affiliates

Prior to the Merger, entities affiliated with CG loaned us money.  More specifically, on July 9, 2009, in accordance with a Letter of Intent dated July 7, 2009, DubLi Network, LLC loaned $100,000 to the Company.  The loan bore interest at an annual rate of 6% and was scheduled to mature on July 9, 2011.  In addition, on August 14, 2009, DubLi Network Limited, a wholly-owned subsidiary of CG, loaned an additional $150,000 to the Company.  The loan bore interest at an annual rate of interest of 6% and was scheduled to mature on July 9, 2011.  These loans were eliminated in consolidation after consummation of the Merger.

In January 2010, DubLi Network Limited, a wholly-owned subsidiary of CG Holdings Limited, was asked to lend $150,000 to the Company to, among other things, satisfy the Company’s $135,978 of indebtedness to Mr. Martin Berns and $30,000 to Mr. Eugene Berns (as described in more detail below).  Although DubLi Network Limited maintained that it had no legal obligation to extend such a loan pursuant to the Merger Agreement, on January 5, 2010 DubLi Network Limited lent an additional $100,000 to the Company and on January 11, 2010, the Company’s debts to Messrs. Martin and Eugene Berns were satisfied in full.  The loan was assumed by the Company in the merger and has been eliminated in the consolidation of the financial statements along with all other intercompany debt.

Transactions with Directors and Officers

Michael Hansen  - As a Company founder, Mr. Hansen has been involved in the Company’s operations since its inception and accordingly, he is business associate No. 1 holding the rank of Senior Vice President in the DubLi network organization. Like any other vice president in the Network, Mr. Hansen has numerous business associates whose income from earned commissions is shared with business associates at higher levels, as more fully described in Item 1, Business. In this connection, Mr. Hansen earned commissions of $200,538 and $337,237 during 2010 and 2009, respectively, of which Mr. Hansen actually was paid commissions of $100,000 and $157,321 during 2010 and 2009, respectively.  Mr. Hansen was owed commissions of $272,121 and $175,281 as of September 30, 2010 and 2009, respectively. Effective September 30, 2010, Mr. Hansen waived his right to the earned but unpaid commissions and forgave the debt to the Company.  As Founder, Mr. Hansen is exempt from the requirement that business associates must purchase credits from the Company for resale in order to earn the maximum commissions.

During the nine month period ended September 30, 2009, Michael Hansen, the President and Chief Executive Officer of the Company, loaned $99,855 to a subsidiary of CG subsequently acquired in the Merger.  The loan was interest free and the Company repaid the loan in full on or before January 11, 2010.

During the nine months ended June 30, 2010, Michael Hansen advanced the Company $399,356 for working capital purposes.  The loan is evidenced by an unsecured note dated August 22, 2010, payable by the Company to Mr. Hansen in the amount referenced above.  The note is interest free and payable upon demand of Michael Hansen made after August 21, 2011. During the fourth quarter of 2009, Mr. Hansen advanced an additional $441,528 to the Company without interest or repayment terms, which advance increased the total debt owed to Mr. Hansen to $840,884 at September 30, 2010. Subsequent to September 30, 2010, Mr. Hansen advanced the Company an additional net $420,472.

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights (described below) to the Company.  The Cayman Property Rights, which had a book value of $2,519,138 as of September 30, 2010, were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property valued at $2,132,375, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments for a total contract price of $3,000,000.  In this connection, the Company paid the October 2010 installments of $150,000 leaving a final installment of $170,431 due in February 2011. The agreement was further modified such that a payment of $70,430 was made in February 2011 and a final payment of $100,000 is now due on April 1, 2011. The loan was assumed by the Company in the merger and has been eliminated in the consolidation of the financial statements along with all other intercompany debt. The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi’s business associates upon completion of certain performance objectives.

Martin Berns - During his tenure as an officer and director of the Company, Mr. Berns provided us financial support in the form of loans in the aggregate amount of $116,500.  Each loan made by Mr. Berns bore interest at the rate of 6% per annum.  Between October 1, 2009 and January 11, 2010, Mr. Berns received an aggregate of $118,266 from the Company as repayment of $116,500 principal and $1,766 of interest on the loans.
From time to time, Mr. Berns incurred expenses on behalf of the Company, which expenses were reimbursable to Mr. Berns without interest.  Between October 1, 2009 and January 11, 2010, Mr. Berns received an aggregate of $67,600 from the Company as repayment of reimbursable expenses.

Eugene Berns - During his tenure as a director of the Company, Mr. Eugene Berns provided us financial support in the form of loans from time to time totaling $30,000. Between October 1, 2009 and January 11, 2010, Mr. Eugene Berns was repaid $30,000 cash in full satisfaction of all outstanding principal and interest on all loans he made to the Company.

Brent Gephart – Mr. Gephart, who served as director from January through October, 2009 was also a principal in a firm that provided credit card gateway services to the Company. In this connection $5,416 in processing fees were paid to his company during 2010; no such amounts were incurred in 2009.  Mr. Gephart’s credit card gateway company required the Company to use a particular credit card service company to process it U.S. based transactions.  On October 27, 2010, DUBLICOM Limited and DubLi Network Limited, both of which are wholly owned subsidiaries of the Company, initiated legal action against that credit card service company to seek recovery of the approximately $2,164,000 of reserves (which is approximately 37% of such sales) held at the discretion of the processor plus various other awards, costs and expenses (see Item 3.Legal Proceedings).  In October 2010, the credit card processing services terminated its business relationship with the Company as a result of the dispute.

Steven Adelstein – Mr. Adelstein, who served as a consultant to the Company from 2007 to February 2010 and as director of the Company from October 2009 through March 2010, received 500,000 shares of Common Stock in September 2009 for his services in connection with the negotiation of the Merger.  Mr. Adelstein also received an aggregate of $22,500 in cash in connection with various consulting services he provided to the Company, including assisting the Company prepare various reports and statements.

Director Independence

We have no independent members of our Board of Directors or an independent audit committee.

Our Board of Directors is comprised of three individuals, who are employed by the Company.  Accordingly, none of our directors is “independent” using the definition set forth in the NASDAQ Marketplace Rules.  We also do not have an independent audit committee.  Although our directors are subject to the fiduciary duties imposed on Board members pursuant to Nevada law, our shareholders do not have the protection afforded by independent directors and an independent audit committee which are some of the traditional procedural safeguards that protects the interests of minority shareholders.  Our lack of independent directors on our board of directors may also make decisions of our board of directors more prone to legal claims or shareholder criticism than if made by a board of directors with independent board members.

Item 14.    Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

Lake & Associates CPA’s, LLC (“Lake”) has served as MediaNet’s independent registered public accounting firm since October 10, 2008.

Fees of the Independent Registered Public Accounting Firm

The following table shows the aggregate fees billed to the Company by its independent registered public accounting firm for services rendered during the two fiscal years ended September 30, 2010.

	2010	2009
Audit Fees (1)	$143,739	$35,000
Tax Fees	3,502	2,500
All Other Fees (2)	12,875	16,000
Total Fees	$160,116	$53,500

(1)
Includes fees associated with the fiscal year audit, reviews of the Company’s quarterly reports on Form 10-Q, and other securities filings.  The total fees billed by Lake were $160,116 and $53,500 for the periods ended September 30, 2010 and2009, respectively.

(2)	Includes fees for our merger, Form 8K’s and various amendments.

Since we have not established an Audit Committee, our Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

Page
(1) FINANCIAL STATEMENTS
Report of Independent Registered Accounting Firm
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6 to F-7
Notes to Consolidated Financial Statements	F-8 to F-35

(b) EXHIBITS

Item No	Exhibit Description

2.1
Agreement for Share Exchange dated as of February 3, 2003, by and among Clamshell Enterprises, Inc. and Shutterport, Inc. (incorporated by reference to Exhibit 2.1 included in our Current Report on Form 8-K filed on March 4, 2003).

2.2
Agreement and Plan of Merger dated August 10, 2009 among MediaNet Group Technologies, Inc., MediaNet Merger Sub, and CG Holdings Ltd. (incorporated by reference to Exhibit 2.1 included in our Current Report on Form 8-K filed on August 14, 2009).

2.3	Amended and Restated Plan of Merger (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on September 30, 2009).

3.1	Articles of Incorporation dated June 4, 1999 (incorporated by reference to Exhibit 3.1(a) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.2	Certificate of Amendment to Articles of Incorporation dated February 14, 2001 (incorporated by reference to Exhibit 3.1(b) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.3	Certificate of Amendment to Articles of Incorporation dated February 14, 2001 (incorporated by reference to Exhibit 3.1(b) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.4	Certificate of Amendment to Articles of Incorporation dated May 22, 2003 (incorporated by reference to Exhibit 3.1 included in our Information Statement on Schedule 14C filed on April 22, 2003).
3.5	Certificate of Designation filed October 16, 2009 (incorporated by reference to Exhibit 3.3 included in our Current Report on Form 8-K filed on October 23, 2009).
3.6	Amendment to Certificate of Designation dated December 30, 2009 (incorporated by reference to Exhibit 4.1 included in our Current Report on Form 8-K filed on December 30, 2009).
3.7	Amendment to Certificate of Designation dated May 24, 2010 (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-Q filed on May 24, 2010).
3.8	Bylaws (incorporated by reference to Exhibit 3(ii) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.9	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 included in our Current Report on Form 8-K filed on October 23, 2009).
4.1	2010 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.2 included in our Registration Statement on Form S-8 filed on September 30, 2010).
10.1
Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Michael B. Hansen (incorporated by reference to Exhibit 10.6 included in our Current Report on Form 8-K filed on October 23, 2009).

10.2
Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Kent L. Holmstoel (incorporated by reference to Exhibit 10.5 included in our Current Report on Form 8-K filed on October 23, 2009).

10.3
Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Andreas Kusche (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on October 23, 2009).

10.4
Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Betina Dupont Sørensen (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on October 23, 2009).

10.5
Employment Agreement dated as of September 30, 2010, between MediaNet Group Technologies, Inc. and Mark Mroczkowski (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on September 30, 2010).

10.6
Non-Qualified Stock Option Agreement dated as of September 30, 2010, between MediaNet Group Technologies, Inc. and Mark Mroczkowski (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on September 30, 2010).

10.7
Restricted Stock Award Agreement dates as of September 30, 2010, between MediaNet Group Technologies, Inc. and Betina Dupont Sorensen (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on September 30, 2010).

10.8
Restricted Stock Award Agreement dates as of September 30, 2010, between MediaNet Group Technologies, Inc. and Andreas Kusche (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on September 30, 2010).

10.9	Promissory Note, dated August 23, 2010, of the Company to Mr. Michael Hansen (incorporated by reference to Exhibit 10.1 included in our Quarterly Report on Form 10-Q filed on September 3, 2010).
10.10	Agreement between the Company and Zen Holding Group Limited dated May 24, 2010 (incorporated by reference to Exhibit 10.1 included in our Quarterly Report on Form 10-Q filed on May 24, 2010).
10.11	Lease Agreement (incorporated by reference to Exhibit 10.2 included in our Quarterly Report on Form 10-Q filed on February 22, 2010).
10.12
Software Purchase Agreement dated October 29, 2009 between MSC, Inc. and Lenox Resources LLC (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on November 11, 2009).

10.13
Share Transfer Agreement dated as of February 25, 2011 MediaNet Group Technologies, Inc., Michael Hansen and DubLi.Com, LLC (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on March 2, 2011).

10.14
Trust Agreement dated as of February 25, 2011 between MediaNet Group Technologies, Inc. and Batista Guerra y Asociados (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on March 2, 2011).

10.15
$5 million Promissory Grid Note between MediaNet Group Technologies, Inc., and Michael Hansen., together with Guaranty and Security Agreement between DubLi Properties, LLC and Michael Hansen all dated March 25, 2011 **

14	Code of Business Conduct and Ethics dated January 2, 2004 (incorporated by reference to Exhibit 14 included in our Annual Report on Form 10-KSB filed on March 29, 2004).
23.1	Consent of Independent Registered Public Accounting Firm. **
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.**
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. **
32.1
Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**           Furnished Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2011

MEDIANET GROUP TECHNOLOGIES, INC.

By:	/s/ MICHAEL HANSEN

Michael Hansen
President and Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL HANSEN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2011
Michael Hansen

/s/ MARK MROCZKOWSKI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2011
Mark Mroczkowski

/s/ KENT LEE HOLMSTOEL	Chairman of the Board of Directors and Chief Operating	March 30, 2011
Kent Lee Holmstoel	Officer

/s/ ANDREAS KUSCHE	General Counsel and Director	March 30, 2011
Andreas Kusche

MediaNet Group Technologies, Inc.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MediaNet Group Technologies, Inc.

We have audited the accompanying consolidated balance sheets of MediaNet Group Technologies, Inc. as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two year period ended September 30, 2010. MediaNet Group Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MediaNet Group Technologies, Inc. as of September 30, 2010 and 2009, and the results of its consolidated operations and its cash flows for each of the years in the two year period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, IL
March 25, 2011

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,
	2010	2009
		Restated
Assets:
Current Assets:
Cash and cash equivalents	$487,171	$2,533,649
Restricted cash	351,111	721,987
Accounts receivable	58,442	72,985
Inventories	386,185	401,113
Prepaid customer acquisition costs	956,017	2,577,168
Prepaid expenses	110,633	127,165
Total Current Assets	2,349,559	6,434,067
Property and equipment, net	1,721,182	94,109
Other Assets:
Restricted cash	2,037,495	-
Real estate contract	2,519,138	-
Option agreement	250,000	-
Other	82,796	32,212
Total Other Assets	4,889,429	32,212
Total Assets	$8,960,170	$6,560,388

Liabilities and Stockholders’ Equity (Deficit):
Current Liabilities:
Accounts payable	$681,310	$121,451
Accrued and other liabilities	168,360	585,623
Accrued incentive	-	644,075
Loyalty points payable	413,755	209,025
Commissions payable	1,368,282	2,116,250
Customer deposits	-	18,342
Deferred revenue	2,892,397	5,560,762
Note payable - related party	840,884	191,322
Total Current Liabilities	6,364,988	9,446,850
Note payable	30,901	-
Total Liabilities	6,395,889	9,446,850
Stockholders’ Equity (Deficit):
Preferred stock- $0.01 par value, 50 million shares authorized, -0- and -0- outstanding, respectively	-	-
Common stock -$.001 par value, 500 million shares authorized 244,200,626 and 27,303,552 issued and outstanding, respectively	244,201	27,304
Additional paid-in capital (deficit)	2,559,483	(768,528)
Accumulated other comprehensive income (loss)	(444,987)	(96,014)
Retained earnings (deficit)	205,584	(2,049,224)
Total Stockholders’ Equity (Deficit)	2,564,281	(2,886,462)
Total Liabilities and Stockholders' Equity	$8,960,170	$6,560,388

See the accompanying notes to the consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended
	September 30,
	2010	2009
		Restated

Revenues	$24,473,731	$12,355,164
Direct cost of revenues	11,769,501	8,856,973
Gross profit	12,704,230	3,498,191

Selling, general and administrative	10,464,746	4,717,119
Income (loss) from operations	2,239,484	(1,218,928)

Interest income (expense) - net	(12,654)	(3,425)

Income (loss) from continuing operations before income taxes	2,226,830	(1,222,353)

Income taxes-benefit (expense)	-	-

Income(loss) from continuing operations	2,226,830	(1,222,353)
Discontinued Operations:
(Loss) from discontinued segment	-	(1,659,173)
Gain from sale of subsidiary	-	74,990

Net Income (loss)	2,226,830	(2,806,536)

Foreign currency translation adjustment	(348,973)	(96,014)

Comprehensive Income (Loss)	$1,877,857	$(2,902,550)

Net income (loss) per common share from
Continuing operations:
Basic	$0.08	$-
Diluted	$0.01	$-
Discontinued operation:
Basic and diluted	$-	$(0.01)
Net Income
Basic	$0.08	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average shares outstanding:
Basic	28,822,142	301,261,106
Diluted	272,326,574	301,261,106

See the accompanying notes to the consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
Years Ended September 30, 2010 and 2009

						Accumulated
	Series A Preferred Stock		Common Stock			Other	Retained	Total
	Shares	Par	Shares	Par Value	Paid-In	Comprehensive	Earnings	Equity
	Outstanding	Value	Outstanding	Value	Capital	Income (Loss)	(Deficit)	(Deficit)
Balance December 31, 2008			20,599,802	$20,600	$5,644,700	$-	$(5,999,077)	$(333,777)
Warrant issued in financing					58,494			58,494
Common shares issued in exchange for debt			2,612,500	2,612	154,138			156,750
Common shares issued for services			4,091,250	4,092	241,383			245,475
Net loss							(875,809)	(875,809)
Reverse merger with CG Holdings, Ltd. – restated					7,643	(96,014)	(2,049,224)	(2,137,595)
Recapitalization					(6,874,886)		6,874,886	-
Balance September 30, 2009	-	-	27,303,552	27,304	(768,528)	(96,014)	(2,049,224)	(2,886,462)
Restatement adjustments							27,978	27,978
Series A Preferred shares issued in reverse merger	5,000,000	$50,000			(50,000)			-
Warrants exercised			818,028	818	132,307			133,125
Common shares issued to correct an error			500,100	500	(500)			-
Software contributed					1,337,673			1,337,673
Real estate contract contributed					1,440,708			1,440,708
Preferred shares returned and cancelled	(1,141,933)	(11,419)			11,419			-
Preferred shares converted into common shares	(3,858,067)	(38,581)	214,178,946	214,179	(175,598)			-
Common shares issued for compensation			1,400,000	1,400	632,003			633,403
Foreign currency adjustment						(348,973)		(348,973)
Net income							2,226,830	2,226,830
Balance September 30, 2010	-	$-	244,200,626	$244,201	$2,559,483	$(444,987)	$205,584	$2,564,281

See the accompanying notes to the consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended September 30,

	2010	2009
		Restated
Cash flows from operating activities
Net Income (loss) from continuing operations	$2,226,830	$(1,147,363)
Net loss from discontinued operations	-	(1,659,173)
Net Income (loss) from operations	2,226,830	(2,806,536)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	719,262	21,601
Stock based compensation	633,401	-
Warrants & stock issued for services	-	376,469
Promotional credits	80,155	-
CG Holdings restatement impact	938,571	(398,149)
Currency	(57,851)	-
Changes in operating assets and liabilities:
Restricted cash	(776,090)	(721,987)
Accounts receivable	332,035	109,797
Inventory	9,072	(329,347)
Prepaid expenses	4,883	(127,164)
Prepaid customer acquisition costs	1,582,674	(2,577,168)
Accounts payable	593,650	301,724
Accrued liabilities	(203,692)	275,580
Accrued incentives &loyalty points	391,326	644,076
Commission payable	(1,447,992)	2,116,250
Customer deposits	(16,975)	18,342
Deferred revenue	(2,441,109)	5,491,114
Net cash provided by operations	1,805,498	2,394,602

Investing activities:
Purchases of equipment and software	(1,042,207)	(105,077)
Payments on real estate contract	(1,078,430)	-
Option agreement	(250,000)	-
Other assets	(52,845)	(30,613)
Restricted cash	(2,214,467)	-
Net cash used in investing activities	(4,637,949)	(135,690)

Financing activities
Proceeds from note payable - related party	944,987	1,183,473
Repayments of note payable - related party	(98,445)	(897,150)
Proceeds from note payable	41,277	-
Repayments of note payable	2,950	-
Common shares and warrants exercised	133,125	4,393
Net cash provided by financing activities	1,017,994	290,716

Effect of exchange rate changes on cash	(232,022)	(96,016)

Net (decrease) increase in cash and equivalents	(2,046,478)	2,453,612
Cash at beginning of period	2,533,649	80,037
Cash at end of period	$487,171	$2,533,649

See the accompanying notes to the consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - Continued
For the years ended September 30,

	2010	2009
Supplemental cash flow information:
Cash paid for interest	$12,654	$3,425
Cash paid for income taxes	-	-
Note issued to related party	-	150,000
Stock issued for interest on note payable related party	-	675
Shareholder contribution for software	1,337,673	-
Shareholder contribution for real estate contract	1,440,708	-
Recapitalization	-	6,874,886
Cashless warrant	482	-
Preferred stock issued	50,000	-
Preferred stock returned	11,419	-

See the accompanying notes to the consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended September 30, 2010 and 2009

Note 1 - Description of Business

MediaNet Group Technologies, Inc. (“MediaNet Group,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global marketing company that sells merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  As of September 30, 2010, our online auctions were conducted in Europe, North America, Australia and New Zealand and a global auction portal serving the balance of the world.  We have a large network of independent business associates that sell the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  These auctions are designed to offer consumers substantial savings on these goods.  The Company, through its BSP Rewards, Inc. subsidiary, also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

The Company is organized in Nevada and has its principal executive offices in Boca Raton, Florida.  The Company’s wholly owned subsidiaries are domiciled in Delaware, Florida and Nevada in the United States and in the British Virgin Islands, Cyprus and Berlin, Germany.

As of September 30, 2010, our President and Chief Executive Officer, through his beneficial ownership of Zen Holding Group Limited ("Zen Holding") and agreement with Michel Saouma, has the indirect power to cast approximately 88% of the combined votes that can be cast by the holders of the Common Stock. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors and all other corporate actions.

Note 2 - Summary of Significant Accounting Policies

Accounting Principles

The accompanying consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of MediaNet Group Technologies, Inc. and its subsidiaries which are wholly owned or otherwise under common control. All intercompany accounts and transactions have been eliminated in consolidation. The following subsidiaries are included in the consolidation at September 30, 2010 and 2009.

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

* Acquired May 24, 2010.

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

Recent Authoritative Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be early adopted as of the beginning of an annual period. The Company has concluded that this guidance will not affect its consolidated financial position and results of operations.

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

Management regularly reviews estimates. Revisions to the estimates are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management. During the fourth quarter of 2010, the Company revised its estimates of breakage related to sales of DubLi Credits based upon historical analysis of actual usage. The Company also revised its estimate of direct and incremental direct costs related to those revenues based on an analysis of historical unit costs. The changes in accounting estimates resulted in a decrease in both deferred revenue and expense with corresponding increases in both revenue and expense as more fully described in Note 5.

Cash, Cash Equivalents and Financial Instruments

The Company considers all highly liquid instruments with original maturities of three months or less at the date of purchase to be cash equivalents. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short term investments.

Concentrations

The Company maintains its cash in bank deposit accounts in the United States, Germany and Cyprus, which at times may exceed the federally insured limits in those countries. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

As discussed below in “revenue recognition,” the Company’s revenue is concentrated 3% in goods and services sold at auction; 86% in sales of DubLi Credits; 3% in subscription fees; and, 8% in BSP Rewards Mall commissions.

Geographically, the Company revenues are concentrated in the following markets: 23% European Union; 25% North America; 42% Australia & New Zealand; and, 10% worldwide.

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

Level1 —         Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level2 —       Inputs (other than quoted market prices included in Level1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level3 —         Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820-10, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid and other current assets,  and other assets, accounts payable, accrued expenses, accrued interest, taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable to shareholders approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis and, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010, nor any gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.  We evaluate receivables outstanding greater than ninety days on a regular basis for potential reserve.

Inventory

The inventory represents finished goods merchandise purchased at cost and available for sale on either the Xpress Bid or Unique Bid auctions. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. Shipping and handling costs are included in purchases for all periods presented.

Property, Software and Leasehold Improvements

Property is recorded at cost. The cost of maintenance and repairs of equipment is charged to operating expense when incurred. Depreciation and amortization is determined based upon the assets’ estimated three to seven year useful lives, and is calculated on a straight-line basis beginning when the asset is placed into service. When the Company sells, disposes or retires equipment, the related gains or losses are included in operating results.

Impairment of Long-Lived Assets

In accordance with Statement of ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement, the Company reviews the carrying value of its long-lived assets, which includes property and equipment, and intangible assets (other than goodwill) annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models.  Management conducted an evaluation of long-lived assets and determined no impairments currently exist. Accordingly, we did not recognize any impairment charges in the years ended September 30, 2010 or 2009.

Revenue Recognition

Product Sales and Services - The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”).  ASC 605-10 requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue that is subject to refund, and, for which the product has not been delivered or the service has not been rendered net of an estimated allowance for breakage. The Company revenue recognition policies for each of its products and services are as follows:

•	Goods and services sold at auction – Revenue is recognized after receipt of payment and product shipment net of credit card charge-backs and refunds.

•
“DubLi Credits” – Consumers bid on the Company’s online auctions by purchasing “DubLi Credits” either directly on DubLi.com or from DubLi’s independent business associates who are members of the DubLi Marketing Network. All proceeds from the sales of “DubLi Credits” are recorded as deferred revenue until used by the consumer in the bidding process and the related revenue is earned.   Purchases of DubLi Credits are non-refundable after three days.  Unused Credits remaining in deferred revenue after 12 months are recorded as revenue as if earned (“breakage”).  Management makes this estimated adjustment to reduce the deferred revenue liability and to increase revenue recognized based upon historical statistical utilization rates.

•
Subscription Fees – “DubLi Business Associates” pay a $175 annual subscription fee for the marketing and training services provided by DubLi Network.  All proceeds from the sales of subscription fees are recorded as deferred revenue and recorded as revenue ratably over the twelve month service period plus any promotional extensions.

•
BSP Rewards revenue is earned principally from revenue rebates (commissions) earned from merchants participating in its online shopping malls, gift card sales from each rewards mall program and, web design/maintenance/hosting it earns for building and hosting its private-branded online mall platform for outside organizations. The Company receives rebates from participating merchants on all transactions processed by BSP Rewards through its online mall platform. The percentage rebate paid by merchants varies between 1% and 30% and BSP Rewards normally shares 50% of the rebate with the member who made the purchase in the form of “Rewards Points.”  The members’ share of the rebates are recorded as a liability until claimed by the member or until the two year expiration period is reached at which time the unclaimed Rewards Points are taken into income.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with distribution activities, research and development, information technology, and other administrative costs, including finance, legal and human resource functions. Research and development is performed by in-house staff and outside consultants and those costs are expensed as incurred. In addition, the Company capitalizes certain incremental direct expenses incurred to obtain new business associates.

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

Computation of Income and Loss per Share

The Company computes income and loss per share in accordance with ASC 260, previously SFAS No. 128, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential Common Stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive shares of Common Stock are considered anti-dilutive and thus are excluded from the calculation. As of September 30, 2010, the Company had two classes of potentially dilutive derivatives of Common Stock as a result of warrants granted and options.

Dividends

The Company’s policy is to retain earnings to provide funds for the operation and expansion of our business and not to pay dividends.

Share-Based Payments

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation, which establishes the accounting for share-based awards and the inclusion of their fair value in net earnings in the respective periods in which the awards were earned. Consistent with the provisions of ASC 718, the Company estimates the fair value of stock options and shares issued under its employee stock purchase plan using the Black-Scholes option-pricing model. Fair value is estimated on the date of grant and is then recognized (net of estimated forfeitures) as expense in the Consolidated Statement of Operations over the requisite service period (generally the vesting period).

ASC 718 requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation. The Black-Scholes model determines the fair value of stock-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards (computed at 141.24% and actual and projected employee stock option exercise behaviors). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is determined in accordance with ASC 718 and Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, (“SAB 107”) as amended by SAB No. 110, using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The Company issues new shares for its share based payments as not from treasury.

Foreign Currency Cash Flows

ASC 830-230-45 requires companies with foreign operations or foreign currency transactions to prepare the statement of cash flows using the exchange rates in effect at the time of the cash flows. The Company uses an appropriately weighted average exchange rate for the period for translation if the result is substantially the same as if the rates at the dates of the cash flows were used. The statement of cash flows reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate part of the reconciliation of the change in cash and cash equivalents during the period.

Subsequent Events

Accounting Standards Codification (“ASC”) 855 “Subsequent Events,” previously SFAS No. 165 “Subsequent Events” established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. See Note 15.

Restatement of Previously Filed Interim and Annual Financial Statements

On December 16, 2010, the CFO and Company’s Board of Directors concluded that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for each of the three quarters during the year ended September 30, 2010, and the 2009  financial statements of CG Holdings Limited and its wholly owned subsidiaries as of September 30, 2009 and for year then ended and the related  pro forma financial statements also contained in the Company’s Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on February 4, 2010 should not be relied upon because of the following errors that require a restatement of such financial statements.

Intercompany eliminations - We determined that certain intercompany eliminations were not made during each of the quarters during the year ended September 30, 2010 and for the fiscal year ended September 30, 2009. As a result, our previously issued financial statements for the periods identified above overstated revenues and misstated costs of goods sold. In this connection, we determined that during the periods referred to above, we had insufficient personnel resources to perform review and monitoring controls within the accounting function.

Cutoffs - We determined that certain revenue and expense transactions for the quarter ended March 31, 2010 were erroneously recorded in quarter ended December 31, 2009. In this connection, we determined that certain supervisory and monitoring controls had not been performed for these periods which resulted in these accounting errors.

Account errors - We determined that sales, deferred revenue, commissions and prepaid customer acquisition costs were incorrectly recorded during each of the quarters during the year ended September 30, 2010 and for the fiscal year ended September 30, 2009. In this connection, we determined that certain supervisory and monitoring controls had not been performed for these periods, which resulted in these accounting errors.

Enrollment fees - We determined that revenue from the sale of our eBiz kits was erroneously recorded for each of the quarters during the year ended September 30, 2010 and for the fiscal year ended September 30, 2009.  As a result, our previously issued financial statements for the periods identified above, had overstated revenues.  The Company's non-refundable eBiz kits fee revenue was previously recognized when collected. Based on a review of Staff Accounting Bulletin (“SAB”) 104, the Company revised its revenue recognition of non-refundable eBiz kits to recognize them on a straight-line basis over the term of the renewal period (12 months).  In this connection, we determined that periods referred to above, we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters.

Income taxes - Taking into consideration the restatement and related adjustments described above, we have reassessed our income tax provision in accordance with Financial Accounting Standards Statement No. 109 and accordingly, we made certain adjustments to reflect the changes required as a result of the restatement to all affected periods and we restated our 2009 income tax provision and related liability.

The Company will file with the SEC, Quarterly Reports on Form  10-Q /A as of December 31, 2009, March 31, 2010 and June 30, 2010  and  for each of the three months then  ended and a Form 8-K/A containing the consolidating  balance sheet as of September 30, 2009 and the consolidating income statement for the year then ended and the related  pro forma financial statements also contained in the Company’s Form 8-K/A to reflect the changes required as a result of the restatement.  The Company has also restated the September 30, 2009 consolidated financial statements as more fully described in Note 15.

Note 3 – Restricted Cash

The Company has agreements with organizations that process credit card transactions arising from purchases of products and DubLi Credits by business associates and customers of the Company. Credit card processors have financial risk associated with the products and services purchased because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed. The organizations that processes MasterCard/Visa transactions allows the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”).  The reserve requirements have ranged from a low of 5% to a high of 50% for a rolling term of six months.  The restricted cash is on deposit with two such merchant account providers, one in Europe and one in the United States. With the European processor, the Company had on deposit $351,111 and $721,987 as of September 30, 2010 and 2009, respectively.  With the U.S. processor the Company had on deposit $2,162,495 net of a $125,000 provision for impairment loss for a net asset value of $2,037,495 as of September 30, 2010.

The Company has historically relied upon two service providers to process credit card transactions arising from purchases of the Company’s services and products.  Disagreements have emerged between the Company and one such service provider, National Merchant Center ("NMC"), as to the permitted amount of reserves, if any, that NMC is eligible to maintain.  On September 22, 2010 certain of the Company’s subsidiaries instructed NMC to return to them all of the cash held in reserve with respect to the Company’s account.  In response to such demand, on November 1, 2010, NMC informed the Company that it was terminating the Company’s merchant account with NMC and holding all of the Company’s funds and deposits for a period of 180 days after the last chargeback (which have averaged less than 1.2% of sales or approximately $63,000 since the account was established in December 2009).

On October 27, 2010, DUBLICOM Limited and DubLi Network Limited, both of which are wholly owned subsidiaries of the Company, initiated legal action against NMC in U.S. District Court to seek recovery of the  approximately $2,162,000 of reserves (which is approximately 37% of  all such sales) held at the direction NMC plus various other awards, costs and expenses.  NMC’s legal counsel has since informed the Company  that NMC is in bankruptcy, the subject funds are being held in escrow in California by a third party in a bank account and such funds are not involved in the NMC bankruptcy case.  The Company will continue to aggressively pursue legal action against NMC and, based upon advice of counsel, expects to recover the funds.

Note 4 – Foreign Currency

Three of the Company’s foreign subsidiaries designate the Euro as their functional currency. The total amount of cash held by foreign subsidiaries, translated into U.S. Dollars at September 30 is as follows:

	2010			2009
	Unrestricted	Restricted Current	Restricted Long-Term	Unrestricted	Restricted Current
Euro	$211,034	$193,641	$-	$274,262	$98,787
Australian Dollar	72,386	92,596	-	-	-
U.S. Dollar	54,022	64,874	2,037,495	2,178,603	623,443
Total	$337,442	$351,111	$2,037,495	$2,452,865	$722,230

Note 5 – Deferred Revenue and Expense

The Company defers revenue from; (1) the unearned portion of the annual subscription fees paid by business associates who join the DubLi Network and, (2) the value of the “DubLi Credits” sold to customers but not yet used to bid at auction, net of estimated breakage.  The Company also defers direct and incremental direct costs related to the sale of “DubLi Credits” under the caption “Prepaid customer acquisition costs.”  The following summarizes the components of deferred revenue:

	2010	2009

Prepaid customer acquisition costs	$956,017	$2,577,168

Unused DubLi Credits	$1,791,881	$5,203,136
Subscription fees	1,100,516	357,626
	$2,892,397	$5,560,762

During the fourth quarter of 2010, the Company revised its estimates of breakage related to sales of DubLi Credits based upon historical analysis of actual usage. The Company also revised its estimate of direct and incremental direct costs related to those revenues based on an analysis of historical unit costs.  The changes in accounting estimates resulted in a decrease in both deferred revenue and expense of $5,496,152 and $2,687,999, respectively with corresponding increases in both revenue and expense and an overall increase in net income of $2,687,999 and earnings per basic and fully diluted share of $0.09 and $0.01, respectively.

Note 6 – Property and Equipment

Equipment consists of office furniture, computer equipment and software at September 30 as follows:

	2010	2009
Cost	$2,487,405	$140,514
Accumulated Depreciation	(766,223)	(46,405)
Total	$1,721,182	$94,109

Depreciation expense was $719,262 and $21,601 for the year ended September 30, 2010 and 2009, respectively.

Note 7 – Real Estate Contract

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights (described below) to the Company.  The Cayman Property Rights, which had a book value of $2,519,138 as of September 30, 2010, were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property valued at $2,132,375, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments for a total contract price of $3,000,000.  During 2009, the Company made payments aggregating $778,430. In October 2010, the agreement was modified, which required a $150,000 payment at the modification date and a final payment of $170,430 is due February 2011. The agreement was further modified such that a payment of $70,430 was made in February 2011 and a final payment of $100,000 is now due on April 1, 2011.

The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi business associates upon completion of certain performance objectives. See also Note 13 Merger for a description of the May 24, 2010 acquisition of DubLi Properties, LLC and its land purchase agreement.

Note 8 – Note Payable

In April 2010, the Company purchased and financed an automobile for $41,277 with a note payable for sixty monthly payments of principle and interest of $807.  Interest accrues at 6.5 percent and the loan matures as follows: 2011; $7,425, (included in current liabilities) 2012; $8,602, 2013; $9,222, 2014; $9,888 and 2015; $3,190.

Note 9 – Commitments and Contingencies

Leases

The Company has non-cancellable operating leases for office space in Berlin, Germany and Boca Raton, Florida that expire in 2014 and 2020, respectively. Under the lease agreement in Berlin, the Company leases 589.9 square meters of office space and is obligated to pay property taxes, insurance and maintenance costs. The lease agreement in Boca Raton is for 10,476 square feet of office space and the Company is obligated to pay common area maintenance and sales tax.  The Company also leases two apartments and an automobile in Berlin for visiting corporate officers, staff and other guests of the Company. The apartment leases provide for monthly rentals of $4,191 and expire in March 2011. The automobile is rented under a 36 month operating lease for $2,534 monthly, which lease expires in May 2013. Total rental expense for the years ended September 30, 2010 and 2009 was $357,370 and $493,294, respectively.

Future minimum rental commitments for non-cancellable operating leases at September 30, 2010 are as follows:

2011	$425,193
2012	400,047
2013	392,444
2114	369,634
2015	287,006
Thereafter	1,211,142
Total	$3,085,466

Note 10 – Income Taxes

The provision (benefit) for income taxes from continuing operations consisted of the following:

	2010	2009

Current tax benefit:
Federal	$-	$-
State	-	-
	-	-
Deferred tax benefit:
Federal	-	-
	$-	$-

The tax effect of significant items comprising our net deferred tax assets as of September 30, 2010 and 2009 are as follows:

	2010	2009

Deferred tax assets:
Stock options	$248,009	$92,372
Federal and state net operating loss carryforwards	1,995,278	1,738,948
Foreign net operating loss carryforwards	371,326	109,157
Other	55,346	526
Gross deferred tax assets	2,669,959	1,941,003
Less: valuation allowance	(2,546,601)	(1,939,166)
Net deferred tax assets	123,358	1,837
Deferred tax liabilities	(123,358)	(1,837)
Net deferred taxes	$-	$-

At September 30, 2010, the Company had $5,302,362 of net operating loss carryforwards for US federal income tax purposes that expire beginning in 2025.  Due to Internal Revenue Code Section 382 limitations related to the change in ownership of the Company, the utilization of pre-acquisition net operating losses is limited on an annual basis.  The Company had approximately $3,713,258 of foreign net operating loss carryforwards at September 30, 2010.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the period in which these temporary differences become deductible.  Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment.  As of September 30, 2010 and 2009, valuation allowances of $2,546,601 and $1,939,166 have been recorded, respectively.

A reconciliation of U.S. statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective tax rate for the years ended September 30 is as follows:

	2010	2009

Statutory rate	35%	-35%
Permanent difference	7%	0%
Effect of foreign earnings	-72%	0%
State income taxes, net of federal benefit	1%	0%
Valuation allowance	27%	35%
Other	2%	0%
	0%	0%

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

Note 11 – Related Party Transactions:

Loans from CG and its Affiliates

Prior to the Merger, entities affiliated with CG loaned us money.  More specifically, on July 9, 2009, in accordance with a Letter of Intent dated July 7, 2009, DubLi Network, LLC loaned $100,000 to the Company.  The loan bore interest at an annual rate of 6% and was scheduled to mature on July 9, 2011.  In addition, on August 14, 2009, DubLi Network Limited, a wholly-owned subsidiary of CG, loaned an additional $150,000 to the Company.  The loan bore interest at an annual rate of interest of 6% and was scheduled to mature on July 9, 2011.  These loans were eliminated in consolidation after consummation of the Merger.

In January 2010, DubLi Network Limited was asked to lend $150,000 to the Company to, among other things, satisfy the Company’s $135,978 of indebtedness to Mr. Martin Berns and $30,000 to Mr. Eugene Berns (as described in more detail below).  Although DubLi Network Limited maintained that it had no legal obligation to extend such a loan pursuant to the Merger Agreement, on January 5, 2010 DubLi Network Limited lent an additional $100,000 to the Company and on January 11, 2010, the Company’s debts to Messrs. Martin and Eugene Berns were satisfied in full.  The loan was assumed by the Company in the merger and has been eliminated in the consolidation of the financial statements along with all other intercompany debt.

Transactions with Directors and Officers

Michael Hansen - As a Company founder, Mr. Hansen has been involved in the Company’s operations since its inception and accordingly, he is business associate No. 1 holding the rank of Senior Vice President in the DubLi network organization.   Like any other vice president in the Network, Mr. Hansen has numerous business associates whose income from earned commissions is shared with business associates at higher levels, as more fully described in Item 2, Business. In this connection, Mr. Hansen earned commissions of $200,538 and $337,237 during 2010 and 2009, respectively, of which Mr. Hansen was actually paid commissions of $100,000 and $157,321 during 2010 and 2009, respectively. Mr Hansen was owed commissions of $272,121 and $175,281 as of September 30, 2010 and 2009, respectively. Effective September 30, 2010, Mr. Hansen waived his right to the earned but unpaid commissions and forgave the debt to the Company.  As Founder, Mr. Hansen is exempt from the requirement that business associates must purchase credits from the Company for resale in order to earn the maximum commissions.

During the nine month period ended September 30, 2009, Michael Hansen, the President and Chief Executive Officer of the Company, loaned $99,855 to a subsidiary of CG subsequently acquired in the Merger.  The loan was interest free and the Company repaid the loan in full on January 11, 2010.

During 2010, Michael Hansen advanced the Company $399,356 for working capital purposes.  The loan is evidenced by an unsecured note dated August 22, 2010, payable by the Company to Mr. Hansen in the amount referenced above.  The note is interest free and payable upon demand of Michael Hansen made after August 21, 2011. During the fourth quarter of 2009, Mr. Hansen advanced an additional $441,528 to the Company without interest or repayment terms, which advance increased the total debt owed to Mr. Hansen to $840,884 at September 30, 2010. Subsequent to September 30, 2010, Mr. Hansen advanced the Company an additional net $426,069 resulting in a total debt of $1,266,953 as of March 23, 2011 the date upon which the Company and Mr. Hansen entered into $5 million Promissory Grid Note (“Grid Note”). The amount of this Note equals an existing outstanding balance of $1,266,953 now owed to Mr. Hansen plus any new borrowings under the Grid Note up to an aggregate of $5 million at any given time.  This Note is issued in replacement of the Promissory Note dated August 23, 2010 in the principal amount of $399,356.  The Grid Note has a term of one year; bears interest at 6% per annum accruing from the date of the Grid Note and is guaranteed by DubLi Properties, LLC and secured by a pledge of its assets.

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights (described below) to the Company.  The Cayman Property Rights, which had a book value of $2,519,138 as of September 30, 2010, were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property valued at $2,132,375, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments for a total contract price of $3,000,000.  In this connection, the Company paid the October 2010 installments of $150,000 leaving a final installment of $140,431 due in February 2011. The agreement was further modified such that a payment of $70,430 was made in February 2011 and a final payment of $100,000 is now due on April 1, 2011. The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi’s business associates upon completion of certain performance objectives.

Martin Berns- During his tenure as an officer and director of the Company which ended January 11, 2010, Mr. Berns provided us financial support in the form of loans in the aggregate amount of $116,500. Each loan made by Mr. Berns bore interest at the rate of 6% per annum.  Between October 1, 2009 and January 11, 2010, Mr. Berns received an aggregate of $118,266 from the Company as repayment of $116,500 principal and $1,766 of interest on the loans.

From time to time, Mr. Berns incurred expenses on behalf of the Company, which expenses were reimbursable to Mr. Berns without interest.   Between October 1, 2009 and January 11, 2010, Mr. Berns received an aggregate of $67,600 from the Company as repayment of reimbursable expenses.

Eugene Berns - During his tenure as a director of the Company, Mr. Eugene Berns provided us financial support in the form of loans from time to time totaling $30,000. Between October 1, 2009 and January 11, 2010, Mr. Eugene Berns was repaid $30,000 cash in full satisfaction of all outstanding principal and interest on all loans he made to the Company.

Brent Gephart – Mr. Gephart, who served as director from January through October 2009 was a principal in a firm that provided credit card gateway services to the Company. In this connection $ 5,416 in processing fees were paid to his company during 2010; no such amounts were incurred in 2009.  Mr. Gephart’s credit card gateway company required the Company to use a particular credit card service company to process it U.S. based transactions.  On October 27, 2010, DUBLICOM Limited and DubLi Network Limited, both of which are wholly owned subsidiaries of the Company, initiated legal action against that credit card service company to seek recovery of the approximately $2,162,000 of reserves (which is approximately 37% of such sales) held at the discretion of the processor plus various other awards, costs and expenses (see Item 3.Legal Proceedings).  In October 2010, the credit card processing services terminated its business relationship with the Company as a result of the dispute.

Steven Adelstein – Mr. Adelstein, who served as a consultant to the Company from 2007 to February 2010 and as director of the Company from October 2009 through March 2010, received 500,000 shares of Common Stock in September 2009 for his services in connection with the negotiation of the Merger.  Mr. Adelstein also received an aggregate of $22,500 in cash in connection with various consulting services he provided to the Company, including assisting the Company prepare various reports and statements.

Note 12 – Stock and Equity

Common Stock

The Company had authorized 500 million and 50 million shares of Common Stock, par value $.001 per share, at September 30, 2010 and September 30, 2009, respectively. Common shares issued and outstanding at September 30, 2010 and 2009 were 244,200,626 and 27,303,552, respectively.

Preferred Stock

The Company had authorized 5,000,000 shares of Preferred Stock, par value $0.01 per share, at September 30, 2010 and September 30, 2009, respectively. As of September 30, 2010 and 2009, there were no shares of Preferred Stock outstanding.  On May 24, 2010, 1,141,933 preferred shares were returned to the Company and cancelled.  On September 30, 2010, the remaining 3,858,067 shares of Preferred Stock outstanding, all of which were designated as “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”) were converted to 214,178,946 common shares.

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

Under the Certificate of Designation in effect prior to September 30, 2010, the Series A Preferred Stock was automatically convertible into shares of the Common Stock at the conversion ratio of 55.514574 shares of Common Stock for each share of the Series A Preferred Stock (the “Conversion Ratio”).  The holders of the Series A Preferred Stock were not entitled to any dividend preference but were entitled to participate pari passu in dividends declared with respect to the Common Stock as if the Series A Preferred Stock was converted in Common Stock at the Conversion Ratio.  Similarly, the holders of the Series A Preferred Stock were not entitled to any liquidation preference but, in the event of any liquidation, dissolution or winding up of the Company, the outstanding shares of Series A Preferred Stock would be deemed converted into shares of Common Stock at the Conversion Ratio and would participate pari passu in the distribution of liquidation proceeds.  Holders of the Series A Preferred Stock were entitled to vote on matters presented to the holders of Common Stock as if the Series A Preferred Stock was converted into the Common Stock at the Conversion Ratio.  Except as provided by Nevada law, holders of Series A Preferred Stock vote together with the holders of Common Stock as a single class.

Prior to September 30, 2010, the Company did not have reserved and available out of its authorized but unissued shares of Common Stock the number of shares of common stock that was sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock. The Company’s shareholders had not previously effectively approved an increase in the Company’s authorized shares of Common Stock to five hundred million (500,000,000) shares.

Change in Control

On October 19, 2009, there was a change in the effective control of the Company. On that date, pursuant to the Merger Agreement (the “Merger Agreement”), dated as of August 10, 2009, and subsequently amended and restated on September 25, 2009, among the Company, the Company’s then subsidiary MediaNet Merger Sub, Inc., a Nevada corporation, and CG Holdings Limited, the Company acquired all of the issued and outstanding shares of CG for 5,000,000 shares of the Company’s Series A Preferred Stock (the “Merger”). Holders of the Series A Preferred Stock were entitled to vote on matters presented to the holders of Common Stock as if the Series A Preferred Stock was converted into the Common Stock at the Conversion Ratio.  Accordingly, Zen Holding Group Limited, the sole record holder of CG owns approximately 88% of the voting power of the Company.  Michael Hansen and Michel Saouma, who is neither a director nor executive officer of the Company, indirectly share the right to vote and make investment decisions with respect to the shares held by Zen.

In addition, as a condition to the Merger, the Company agreed to appoint:

•	Michael Hansen as a director and as President and Chief Executive Officer of the Company;

•	Kent Holmstoel as Chairman of the Board and Chief Operating Officer of the Company; and

•	Andreas Kusche as a director and as General Counsel of the Company.

In connection with the Merger, all of the persons serving as directors of the Company as of October 19, 2009, resigned. On October 29, 2009, the Company appointed Mr. Hansen as President and Chief Executive Officer, Mr. Holmstoel as Chief Operating Officer and Mr. Kusche as General Counsel of the Company.  Also on such date, Steven Adelstein was appointed to the Board by Mr. Berns, who was then the sole remaining Board member. On February 23, 2010, Mr. Adelstein resigned and was replaced by Andreas Kusche. The appointment of Messrs. Hansen and Holmstoel was effective on September 30, 2010, upon our compliance with Securities and Exchange Commission Rule 14f-1. On September 10, 2010 the Company filed a Schedule 14f-1 with Securities and Exchange Commission and made a distribution of such schedule to its shareholders.   The Company also filed a Form 8-K announcing the effectiveness of the appointment of Messrs Hansen and Holmstoel on September 20, 2010.

Note 13 – Warrants and Options

As of September 30, 2010 and 2009, the Company had outstanding warrants to purchase up to 801,250 and 3,098,000 shares of Common Stock and options then exercisable to purchase up to one million and -0- and shares of Common Stock, respectively. These securities give the holder the right to purchase shares of the Common Stock in accordance with the terms of the instrument.

	Warrants	Options
Balance, September 30, 2009	3,098,000	-
Granted	-	1,000,000
Exercised	(878,250)	-
Expired	(1,418,500)	-
Balance, September 30, 2010	801,250	1,000,000

The following table summarizes information with respect to the above referenced warrants outstanding at September 30, 2010 which have expiration dates ranging from October 2010 to February 2011:

	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	$0.25 - $0.50	2,163,750	$0.31	<1.0

Subsequent to year end, all of the warrants expired unexercised.  The Option is described below.

2010 Omnibus Equity Compensation Plan

The 2010 Omnibus Equity Compensation Plan (the “Plan”) became effective September 30, 2010.  The 2010 Omnibus Equity Compensation Plan has not been approved by our stockholders.  The Plan is designed for the benefit of the directors, executives, employees and certain consultants and advisors of the Company (i) to attract and retain for the Company personnel of exceptional ability; (ii) to motivate such personnel through added incentives to make a maximum contribution to greater profitability; (iii) to develop and maintain a highly competent management team; and (iv) to be competitive with other companies with respect to executive compensation.    Awards under the Plan may be made to Participants in the form of (i) incentive stock options; (ii) nonqualified stock Options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. A total of 50 million shares of Common Stock have been reserved for issuance under the Plan.  Of this amount, as of September 30, 2010, options with respect to 5 million shares were granted to Mr. Mroczkowski, our Chief Financial Officer, and are outstanding.  All of the outstanding options were granted with an exercise price at $.001. On September 30, 2010, one million shares vested and the balance vest at the rate of 500,000 shares each quarter through September 30, 2012 and have a maximum term expiring in 2020.

Restricted Stock Awards

On September 30, 2010, the Company entered into a restricted stock award agreement with Betina Dupont Sorensen, the Company’s Head of Marketing, whereby the Company granted five million shares of restricted common stock (“Restricted Stock”) to Ms. Sorensen.  Ms. Sorensen’s interest in the shares of Restricted Stock vest as follows:

•	One million (1,000,000) of the shares of Restricted Stock vested on September 30, 2010;

•	Five hundred thousand (500,000) of the shares of Restricted Stock are scheduled to vest at the end of each of the eight calendar quarters immediately following September 30, 2010.

In addition, on September 30, 2010, the Company entered into a restricted stock award agreement with Andreas Kusche, the Company’s General Counsel, whereby the Company granted five million shares of Restricted Stock to Mr. Kusche.  Mr. Kusche’s interest in the shares of Restricted Stock vests as follows:

•	Four hundred thousand (400,000) of the shares of Restricted Stock vested on September 30, 2010;

•	Five hundred thousand (500,000) of the shares of Restricted Stock are scheduled to vest at the end of each of the eight calendar quarters immediately following September 30, 2010.

Both of the above restricted stock awards, provide that in the event that either person  (i) is terminated by us without cause, (ii) terminates their employment with us for good reason or (iii) dies or is disabled, any unvested Restricted Stock then held by such person  or their  estate will vest immediately.  In the event that either person is terminated by us with “cause” or terminates his employment with us without “good reason,” any unvested Restricted Stock then held by such will be forfeited.

The following table shows the number and weighted-average grant-date fair value of equity instruments for all of the of equity instruments issued under the 2010 Omnibus Equity Compensation Plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at the beginning of the year	-	$-
Granted during the year	14,400,000	3,167,005
Vested during the year	(1,400,000)	(307,903)
Forfeited during the year	-	-
Non-vested at the end of the year	13,000,000	$2,859,102

The Company recognized $633,401 and $0 compensation expense from the restricted stock awards and the option grant.

Note 14 – Merger

The Merger and Merger Related Transactions

Pursuant to the Merger Agreement, the Company acquired on October 19, 2009 all of the outstanding shares of CG in exchange for the issuance to CG’s shareholders of 5,000,000 shares of the Series A Preferred Stock.  The Agreement provided that the Series A Preferred Stock would be automatically converted into Common Stock of at such time as the Company’s Articles of Incorporation were amended to increase the number of authorized shares of Common Stock to 500,000,000 shares.  If all of the shares of Series A Preferred Stock had been converted into Common Stock as of October 19, 2009, the former record holder of CG, Zen Holding Group Limited (“Zen Holding”), would have become the record holder of 90% of the then issued and outstanding Common Stock, on a fully diluted basis.

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

In early September 2009, the Company and CG were advised by legal counsel that the merger could be effected sooner than previously anticipated if, in lieu of Common Stock, Zen Holding received the Series A Preferred Stock, which would be converted later into Common Stock. Accordingly, on October 19, 2009, the Merger was consummated and Zen Holding was issued the Series A Preferred Stock.

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

As of May 24, 2010, the Company had acquired all of the equity interests in DubLi Logistics and DubLi Properties LLC that the Company expected it would own.

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

           DubLi Properties - Property Orally Pledged to DubLi

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights to the Company.  The value of the contract at the date of contribution was $1,440,708. The Cayman Property Rights, which had a book value of $2,519,138 as of September 30, 2010, were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments.  The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi business associates upon completion of certain performance objectives.

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

The Company and Mr. Hansen had previously expected that the investors in DubLi.com, LLC (the “DubLi.com Investors”) would receive from Zen Holding certain shares of “restricted” Common Stock.  With the acceleration of the Merger closing and Merger restructuring, the DubLi.com Investors were expected to receive from Zen Holding 62,679,116 shares of restricted Common Stock upon the conversion of the Series A Preferred Stock to Common Stock.   Since Zen Holding has not transferred and does not intend to transfer Common Stock to the DubLi.com Investors as previously anticipated, the Company and Zen Holding entered into an agreement, dated May 24, 2010 (the “Post-Merger Agreement”), pursuant to which Zen Holding returned to the Company 1,129,057 shares of Preferred Stock, which were otherwise convertible into 62,679,116 shares of Common Stock.

Pursuant to the Post-Merger Agreement, Zen Holding has also returned to the Company 12,876 shares of Series A Preferred Stock which were convertible into 714,817 shares of Common Stock (the “Lenox Shares”).

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

As described above, in May 2010 Company announced that:

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

Establishment of the Trust and Issuance of the Loyalty Shares

The Two Step Transfer process is governed by the share transfer agreement, dated February 25, 2011 (“Share Transfer Agreement”), a copy of which is filed as Exhibit 10.13 hereto.  The Trust will be established on or before March 28, 2011, and is expected to be administered by Batista Guerra y Asociados, an independent offshore trust company (the “Trustee”), pursuant to the terms and conditions set forth in the trust agreement which was signed on February 25, 2011 (the “Trust Agreement”), a draft of which is filed as Exhibit 10.14 hereto.  The following summary of the Share Transfer Agreement and the Trust Agreement is qualified in its entirety by the actual forms of agreement filed as exhibits hereto and which are hereby incorporated by reference herein.

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

Terms and Conditions of the Trust

The Trustee is required to transfer the Loyalty Shares to the Beneficiaries without requiring any payment or other consideration from the Beneficiaries (other than any transfer taxes or tariffs that may be imposed in connection with the transfer).  In order to receive the Loyalty Shares, each Beneficiary will be required to complete, execute and return to the Company a Beneficiary Representation Affidavit certifying that the Beneficiary, among other things: (1) has received an information memorandum relating to the transfer of the Loyalty Shares; (2) has had access to such financial information and other information concerning the Company and the Loyalty Shares; and (3) understands and agrees that the Beneficiary is receiving the Loyalty Shares pursuant to Regulation S, Regulation D or another applicable exemption from the registration requirements of the U.S. Securities Act of 1933 (the “Securities Act”).  No Beneficiary shall have any right, title or interest of any kind in the Loyalty Shares until such time, if ever, that the Trustee transfers Loyalty Shares to the subject Beneficiary in accordance with the terms of the Trust.

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

Accounting for Two Step Transfer

If the Two Step Transfer is concluded as planned:

   (i)     the Company will have issued 277,573,770 shares of common stock in connection with the merger and the Two-Step Transfer,  the same number of shares the Company initially  planned to issue in connection with the Merger (disregarding adjustments due to errors in the Company's stock ledger);

   (ii)    the Beneficiaries will be receiving the same number of shares of Common Stock they would have received if the Merger had been completed as planned and Zen Holding had transferred the Loyalty Shares to the Beneficiaries as intended (disregarding adjustments due to errors in the Company's stock ledger); and

   (iii)    the Company will have received no more consideration in connection with the Merger and the Two-Step Transfer than it planned to receive in connection with the Merger.

The Company reacquired and cancelled 1,141,933 shares of preferred stock (convertible into 63,393,933 shares of common stock) pursuant to an agreement with Zen Holding dated May 24, 2010, which agreement did not require the Company to tender Zen Holding any consideration. The Company has agreed to issue 63,393,933 new common shares pursuant to the Share Transfer Agreement. The new share issuance is equivalent to the number of common shares into which the preferred stock would have converted.

The Company has made the following entries with respect to the equity section of its consolidated financial statements to account for the Merger, as amended, and the Two Step Transfer as follows:

1.
For merger consideration, the Company issued 5 million preferred shares on October 19, 2009 and recorded the $50,000 par value of the preferred stock as disclosed in Form 10-Q for the first quarter ended December 31, 2009.

2.
For no consideration, the Company received and canceled 1,141,933 preferred shares May 24, 2010 and recorded a reduction of preferred stock par value and increase in paid-in capital of $11,419 as disclosed in Form 10-Q for the third quarter ended June 30, 2010.

3.
The Company converted 3,858,067 preferred into 214,178,946 common on September 30, 2010, and recorded a reduction in preferred stock par value of $38,581 and increase in common stock par value of $214,179 and a reduction of paid-in capital of $175,598 which will be disclosed in Form 10-K for the year ended September 30, 2010.

4.
For no consideration, the Company expects to issue 63,393,933 common shares on March 30, 2011, and record an increase in common stock par value and a reduction of paid-in capital of $63,394 which will be disclosed in the Form 10-Q for the second quarter ending March 31, 2011.  In accordance with ASC 805-50-05-4, the common shares will be issued at par value and no goodwill or other step-up of assets will be recognized because the shares will be issued to the members of DubLi.com, LLC, (see Note 2) an entity under common control.  The shares will be issued to the members in proportion to their ownership of DubLi.com, LLC.

The following table illustrates the accounting for the aforementioned transactions:

	Series A	Series A	Common	Common
	Preferred Stock	Preferred Stock	Shares	Stock	Paid-In
	Issued	Par Value	Issued	Par Value	Capital
1. Oct 19, 2009; Preferred shares Issued in merger transaction	5,000,000	$50,000			$(50,000)
2. May 24, 2010; Return and cancel preferred shares	(1,141,933)	(11,419)			11,419
3. September 30, 2010; Convert preferred to common shares	(3,858,067)	(38,581)	214,178,946	$214,179	(175,598)
4. March 30, 2011; Issue common shares			63,393,933	63,394	(63,394)

Totals	-0-	$-0 -	277,572,879	$277,573	$(277,573)

Note 15 – Corrections of Errors and Restatements and Reclassifications

The Company has restated its balance sheet as of September 30, 2009 and its statements of operations, shareholders’ equity and cash flows for the year then ended to correct errors in its accounting.  Certain reclassifications to conform to the presentations used in fiscal 2010 have also been made to prior year's consolidated financial statements, none of which had any effect on previously reported net income or loss, or related per share amounts, of any period.

The descriptions of the error corrections and the effects of the restatements of the September 30, 2009 financial statements are as follows:

	Previously Reported	Error Correction or Reclassification	Currency Translation Adjustment	Restated	Adjustment
Balance Sheet
Assets
Current Assets
Cash and cash equivalents	$2,499,237	$35,246	$(834)	$2,533,649	(1) (3)
Restricted cash	722,230	-	(243)	721,987
Accounts receivable	72,998	-	(13)	72,985
Inventories	401,141	-	(28)	401,113
Prepaid customer acquisition costs	-	2,577,168	-	2,577,168	(2)
Prepaid expenses	127,209	-	(44)	127,165
Deposits	94,070	(94,070)		-	(3)
Total Current Assets	3,916,885	2,518,344	(1,162)	6,434,067
Property and equipment, net	94,139	-	(30)	94,109
Other Assets	32,222	-	(10)	32,212
Total Assets	$4,043,246	$2,518,344	$(1,202)	$6,560,388

Liabilities and Stockholders’ Equity (Deficit):
Current Liabilities:
Accounts payable	$121,461		$(10)	$121,451
Accrued and other liabilities	585,715		(92)	585,623
Accrued incentive	644,292		(217)	644,075
Loyalty points payable	209,025		-	209,025
Commissions payable	1,876,605	240,276	(631)	2,116,250	(4)
Income taxes payable	287,838	(287,838)	-	-	(9)
Customer deposits	18,348		(6)	18,342
Deferred revenue	2,626,835	2,934,794	(867)	5,560,762	(2) (5)
Note payable - related party	191,355		(33)	191,322
Total Current Liabilities	6,561,474	2,887,232	(1,856)	9,446,850
Stockholders' deficit
Preferred Stock	-			-
Common stock	27,304			27,304
Additional paid-in capital (deficit)	(768,528)			(768,528)
Other comprehensive (loss)	(14,176)		(81,838)	(96,014)
Retained earnings (deficit)	(1,762,828)	(368,888)	82,492	(2,049,224)	(6)(9)
Total Stockholders’ Equity (Deficit)	(2,518,228)	(368,888)	654	(2,886,462)
Total Liabilities and Stockholders' Equity	$4,043,246	$2,518,344	$(1,202)	$6,560,388

Statement of Operations	Previously Reported	Error Correction or Reclassification	Currency Translation Adjustment	Eliminations	Restated	Adjustment
Revenues	$16,974,449	$(2,934,794)	$(821,814)	$(862,677)	$12,355,164	(5)(6)(7)
Direct cost of revenues	11,804,157	(1,546,301)	(538,192)	(862,691)	8,856,973	(1)(4)(6)
Gross profit	5,170,292	(1,388,493)	(283,622)	14	3,498,191
Selling, general and administrative	5,905,788	(939,524)	(249,159)	14	4,717,119	(6)
Income (loss) from operations	(735,496)	(448,969)	(34,463)	-	(1,218,928)	(1,4,5,6,7)
Interest income (expense) - net	(3,245)	-	(180)	-	(3,425)
Income (loss) from continuing operations before income taxes	(738,741)	(448,969)	(34,643)	-	(1,222,353)
Income taxes-benefit (expense)	(287,838)	(287,838)	-	-	-	(9)
Income(loss) from continuing operations	(1,026,579)	(736,807)	34,643	-	(1,222,353)
(Loss) from discontinued segment	(1,980,285)	203,977	117,135	-	(1,659,173)	(8)
Gain from sale of subsidiary	74,990	-	-	-	74,990
Net Income (loss)	(2,931,874)	(532,830)	82,492	-	(2,806,536)
Foreign currency translation adjustment	(14,176)	-	(81,838)	-	(96,014)
Comprehensive Income (Loss)	$(2,946,050)	$(532,830)	$654	$-	$(2,902,550)

Net income (loss) per common share from
Basic and Diluted
Continuing operations:	$(0.0034)	$(0.0015)	$0.0001		$(0.0041)
Discontinued operation:	$(0.0066)	$0.0007	$0.0004		$(0.0055)
Net Income	$(0.0097)	$(0.0018)	$0.0003		$(0.0093)
Weighted average shares outstanding:
Basic and Diluted	301,261,106	301,261,106	301,261,106		301,261,106

Statement of Cash Flows	Previously reported	Error Correction or Reclassification	Currency Translation Adjustment	Restated	Adjustments
Cash flows from operating activities
Net income (loss)	$(951,589)	$(161,131)	$(34,643)	$(1,147,363)	(1,4,5,6,7,9)
Net loss from discontinued operations	(1,980,285)	203,977	117,135	(1,659,173)	(8)
Adjustments to reconcile net loss to net
Depreciation and amortization	21,601			21,601
Stock and warrants issued for services	376,469			376,469
CG Holdings restatement	13,586	(411,735)		(398,149)	(8)
Cash used in operating activities:
(Increase) decrease in assets:
Restricted cash	(722,230)		243	(721,987)
Accounts receivable	21,784	88,000	13	109,797	(10)
Inventory	(329,375)		28	(329,347)
Prepaid expenses	(127,208)		44	(127,164)
Deposits	(94,070)	94,070		-	(3)
Note Receivable	88,000	(22,000)		0	(10)
Other current assets	(223)	213	10	0	(11)
Employee advance	(30,400)	30,400		0	(11)
Deferred asset	-	(2,577,168)		(2,577,168)	(2)
Increase (decrease) in liabilities:
Accounts payable	301,734		(10)	301,724
Accrued liabilities	275,672		(92)	275,580
Accrued incentives	644,292	1	(217)	644,076
Commission payable	1,876,605	240,276	(631)	2,116,250	(4)
Income tax payable	287,838	(287,838)	-	-	(9)
Customer deposits	18,348		(6)	18,342
Deferred revenue	2,557,187	2,934,794	(867)	5,491,114	(2)
Net cash provided by operating activities	2,247,736	60,859	81,007	2,394,602
Cash flows from investing activities:
Purchase of equipment and software	(105,108)		31	(105,077)
Other Assets		(30,613)		(30,613)	(11)
Net cash used in investing activities	(105,108)	(30,613)	31	(135,690)
Cash flows from financing activities
Proceeds from note payable-related party	1,183,506		(33)	1,183,473
Payments on note payable-related party	(897,150)			(897,150)
Proceeds from issuance common shares	4,393			4,393
Net cash provided by financing activities	290,749	-	(33)	290,716
Foreign currency translation adjustment	(14,177)		(81,839)	(96,016)
Net increase in cash and equivalents	2,419,200	35,246	(834)	2,453,612	(1)(3)(4)
Cash at beginning of period	80,037			80,037
Cash at end of period	$2,499,237	$35,246	$(834)	$2,533,649	(1)(3)(4)

Restatements adjustments:
(1)	Adjust cash for currency transaction losses not previously recorded.

(2)	Reclassify deferred expenses previously netted to deferred revenue.
(3)	Reclassify cash previously reported as a deposit.
(4)	Adjust commissions payable for currency transaction losses not previously recorded.
(5)	Record liability for unearned subscription revenue not previously recorded.
(6)	Reclassify deferred expenses previously netted to deferred revenue.
(7)	Intercompany transaction not previously eliminated.
(8)	Adjust for costs erroneously recorded in 2010
(9)	Correct 2009 tax provision
(10)	Reclassify accounts receivable previously reported as note receivable
(11)	Reclassify other assets from operating to investing activities

Note 16 – Subsequent Events

Currency Translation Effects

Subsequent to the balance sheet date the exchange rate between the EURO and the US dollar increased by approximately 1.32%.  These recent changes would increase the currency translation adjustment and decrease comprehensive income and current assets by approximately $17,000. See also notes 11 and 13.

Litigation

The Company has historically relied upon two service providers to process credit card transactions arising from purchases of the Company’s services and products.  Disagreements have emerged between the Company and one such service provider, National Merchant Center (“NMC”), as to the permitted amount of reserves, if any, that NMC is eligible to maintain.  On September 22, 2010 certain of the Company’s subsidiaries instructed NMC to return to them all of the cash held in reserve with respect to the Company’s account.  In response to such demand, on November 1, 2010, NMC informed the Company that it was terminating the Company’s merchant account with NMC and holding all of the Company’s funds and deposits for a period of 180 days after the last chargeback (which have averaged less than 1.2% of sales or approximately $63,000 the account since was established in December 2009).

On October 27, 2010, DUBLICOM Limited and DubLi Network Limited, both of which are wholly owned subsidiaries of the Company, initiated legal action against NMC in U.S. District Court (the “Court”) for the Southern District of Florida (Case Number: 1:10-cv-24563-DLG) to seek recovery of approximately $2,162,000 of reserves held at the direction NMC plus various other awards, costs and expenses.  DUBLICOM Limited and DubLi Network Limited (collectively, the “Subsidiaries”) allege that NMC committed civil theft and conversion by depriving the Subsidiaries of the use of the funds by appropriating the funds to NMC’s own use.  NMC’s legal counsel has since informed the Company that NMC is in bankruptcy, the subject funds are being held in escrow in California by a third party in a bank account and such funds are not involved in the NMC bankruptcy case.

In an effort to delay the recovery of the funds sought by the Subsidiaries, NMC filed a motion to dismiss the case for improper venue and failure to state any adequate claims.  In addition, NMC moved the court to transfer the case to the U.S. District Court in the Central District of California (the “California Court”) due to improper venue.  On March 14, 2011, the Court issued an order granting NMC’s request to transfer the case to the California Court, but denied NMC’s motion to dismiss the case for improper venue and the failure to state a claim.  In light of the Court’s decision, the Subsidiaries are currently reviewing their options, but they will continue to aggressively pursue legal action against NMC for the purpose of recovering the funds.

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

Line of Credit

During 2010, Michael Hansen advanced the Company $399,356 for working capital purposes.  The loan is evidenced by an unsecured note dated August 22, 2010, payable by the Company to Mr. Hansen in the amount referenced above.  The note is interest free and payable upon demand of Michael Hansen made after August 21, 2011. During the fourth quarter of 2009, Mr. Hansen advanced an additional $441,528 to the Company without interest or repayment terms, which advance increased the total debt owed to Mr. Hansen to $840,884 at September 30, 2010. Subsequent to September 30, 2010, Mr. Hansen advanced the Company an additional net $426,069 resulting in a total debt of $1,266,953 as of March 23, 2011 the date upon which the Company and Mr. Hansen entered into $5 million Promissory Grid Note (“Grid Note”). The amount of this Note equals an existing outstanding balance of $1,266,953 now owed to Mr. Hansen plus any new borrowings under the Grid Note up to an aggregate of $5 million at any given time.  This Note is issued in replacement of the Promissory Note dated August 23, 2010 in the principal amount of $399,356.  The Grid Note has a term of one year; bears interest at 6% per annum accruing from the date of the Grid Note and is guaranteed by DubLi Properties, LLC and secured by a pledge of its assets.

Two Step Transfer

See also Note 14 for subsequent events regarding the two step transfer of common shares pursuant to the restructured merger agreement.

NOTE 17 - SEGMENT INFORMATION

SFAS No. 131 (ASC280) requires that the Company disclose information about its operating segments. The Company has two strategic business units, one which sells Dubli Credits through the web sites for use on its online auctions and the second that offers an online shopping experience from which the Company earns rewards on products and services from participating merchants. In October 2010 the Company rolled out Dubli Entertainment, a music sharing service. All of these services are offered through the same website and share the same synergies. Currently the Company accounts for these services in separate accounts but within one set of financial statements. Evaluation procedures are performed on the Company as a whole.

Geographically, the Company revenues are segmented in the following markets:

European Union	$5,628,958	23%
North America	6,118,433	25%
Australia & New Zealand	10,278,967	42%
Worldwide	2,447,373	10%
	$24,473,731	100%