Form 10-Q
period 2010-12-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2011-03-30
CIK 1097792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer	☐
Non-accelerated filer	☐
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of preferred stock outstanding as of March 31, 2011:	None
Number of shares common stock outstanding as of March 31, 2011:	246,200,626

USE OF NAMES

In this quarterly report, the terms “MediaNet,” “Company,” “we,” or “our,” unless the context otherwise requires, mean MediaNet Group Technologies, Inc. and its subsidiaries.

INDEX

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of December 31, 2010 and September 30, 2010	4
Consolidated Statements of Operations for the Three Months Ended December 31, 2010 and 2009	5
Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2010 and 2009	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 4. Controls and Procedures	35

PART II: OTHER INFORMATION

Item 5. Other Information	39
Item 6. Exhibits	39

SIGNATURES

INDEX TO EXHIBITS

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2010	September 30, 2010
	Unaudited	Audited
		See Note 2
Assets:
Current Assets:
Cash and cash equivalents	$359,537	$487,171
Restricted cash	453,422	351,111
Accounts receivable	42,193	58,442
Inventories	320,627	386,185
Prepaid customer acquisition costs	988,365	956,017
Prepaid expenses	146,070	110,633
Total Current Assets	2,310,214	2,349,559

Property and equipment, net	1,441,494	1,721,182

Other Assets:
Restricted cash	2,039,073	2,037,495
Real estate contract	2,669,138	2,519,138
Option agreement	250,000	250,000
Other	126,980	82,796
Total Other Assets	5,085,191	4,889,429
Total Assets	$8,836,899	$8,960,170

Liabilities and Stockholders’ Equity :
Current Liabilities:
Accounts payable	$653,334	$681,310
Accrued and other liabilities	192,408	168,360
Loyalty points payable	387,523	413,755
Commissions payable	1,159,977	1,368,282
Income taxes payable	-	-
Deferred revenue	2,764,363	2,892,397
Note payable - related party	986,116	840,884
Total Current Liabilities	6,143,721	6,364,988

Long Term Liabilities:
Note payable	28,964	30,901
Total Liabilities	6,172,685	6,395,889

Stockholders’ Equity:
Preferred stock - $0.01 par value, 50 million shares authorized, none outstanding	-	-
Common stock - $.001 par value, 500 million shares authorized 245,200,626 and 244,200,626 issued and outstanding, respectively	245,201	244,201
Additional paid-in capital	2,888,921	2,559,483
Accumulated other comprehensive income (loss)	(105,438)	(444,987)
Retained earnings (deficit)	(364,470)	205,584
Total Stockholders’ Equity	2,664,214	2,564,281
Total Liabilities and Stockholders' Equity	$8,836,899	$8,960,170

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations  - Unaudited
For the Three Months ended December 31,

	2010	2009
		(Restated)

Revenues	$3,430,881	$4,283,935
Direct cost of revenues	1,686,203	3,214,364
Gross profit	1,744,678	1,069,571

Selling, general and administrative	2,315,700	607,740
(Loss) income from operations	(571,022)	461,831

Interest income (expense) - net	(2,498)	(1,627)
Gain on sale of asset	3,466	-

(Loss) income from operations before income taxes	(570,054)	460,204

Income taxes - benefit (expense)	-	-

Net (loss) income	(570,054)	460,204

Foreign currency translation adjustment	339,549	(16,317)

Comprehensive (loss) income	$(230,505)	$443,887

Net (loss) income per common share
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic	244,211,496	27,309,639
Diluted	246,623,881	-

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and subsidiaries
Consolidated Statements of Cash Flows - Unaudited
For the Three Months Ended December 31,

	2010	2009
		(Restated)
Cash flows from operating activities
Net Income (loss) from operations	$(570,054)	$460,204
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	277,623	12,571
Stock based compensation	330,438	-
Promotional DubLi Credits	86,749	-
Restatement adjustment	-	20,873
Changes in operating assets and liabilities:
Restricted cash	(114,555)	1,081
Accounts receivable	16,197	(74,880)
Inventory	63,918	(203,012)
Prepaid expenses	(39,018)	(63,170)
Prepaid customer acquisition costs	(59,012)	(1,709,511)
Accounts payable	(20,537)	41,939
Accrued liabilities	97,421	(24,480)
Accrued loyalty points	(26,233)	8,891
Commission payable	(263,310)	194,494
Customer deposits	-	41,108
Deferred revenue	(53,057)	3,691,948
Net cash provided by operations	(273,430)	2,398,056

Investing activities:
Purchases of equipment and software	(281)	(782,373)
Payments on real estate contract	(150,000)	-
Other assets	(45,047)	(75,663)
Restricted cash	130,588	-
Net cash provided by (used in) investing activities	(64,740)	(858,036)

Financing activities
Proceeds from note payable - related party	207,707	26,239
Repayments of note payable - related party	(37,895)	(18,627)
Proceeds from warrants	-	20,000
Net cash provided by (used in) financing activities	169,812	27,612

Effect of exchange rate changes on cash	40,724	(37,977)

Net increase (decrease) in cash and equivalents	(127,634)	1,529,655
Cash at beginning of period	487,171	2,533,649
Cash at end of period	$359,537	$4,063,304

Supplemental cash flow information:
Cash paid for interest	$2,498	$1,627
Cash paid for income taxes	-	-
Shareholder contribution for software	-	1,337,673
Recapitalization	-	6,874,886
Foreign currency translation adjustment	339,549	(16,317)

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ended December 31, 2010 and 2009

Note 1 - Description of Business

MediaNet Group Technologies, Inc. (“MediaNet Group,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global marketing company that sells merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  Our online auctions are conducted in Europe, North America, Australia and New Zealand and a global auction portal serving the balance of the world.  We have a network of independent business associates that sell the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  These auctions are designed to offer consumers substantial savings on these goods.  The Company, through its BSP Rewards, Inc. subsidiary, also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

The Company is organized in Nevada and has its principal executive offices in Boca Raton, Florida.  The Company’s wholly owned subsidiaries are domiciled in Delaware, Florida and Nevada in the United States and in the British Virgin Islands, Cyprus and Berlin, Germany.

As of December 31, 2010, our President and Chief Executive Officer, through his beneficial ownership of Zen Holding Group Limited ("Zen Holding") and agreement with Michel Saouma, has the indirect power to cast approximately 88% of the combined votes that can be cast by the holders of the Common Stock. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors and all other corporate actions.

Note 2 - Summary of Significant Accounting Policies

Accounting Principles

The accompanying consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of MediaNet Group Technologies, Inc. and its subsidiaries which are wholly owned or otherwise under common control. All intercompany accounts and transactions have been eliminated in consolidation. The following subsidiaries are included in the consolidation at December 31, 2010 and 2009.

BSP Rewards, Inc.	Wholly owned	Actively engaged in business
CG Holdings, Ltd.	Wholly owned	Actively engaged in business
DUBLICOM Limited	Wholly owned	Actively engaged in business
DubLi Network Limited	Wholly owned	Actively engaged in business
Lenox Logistik und Service GmbH	Wholly owned	Actively engaged in business
Lenox Resources, LLC	Wholly owned	Actively engaged in business
DubLi Logistics LLC	Wholly owned	Actively engaged in business
DubLi Properties, LLC	Wholly owned	Actively engaged in business
DubLi.com, LLC	Under Common Control	Discontinued operations
DubLi.com GmbH	Under Common Control	Discontinued operations
DubLi Network, LLC	Under Common Control	Discontinued operations

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

The condensed balance sheet as of September 30, 2010 has been derived from financial statements audited by Lake & Associates LLC, independent public accountants, as indicated in their report included in the Company’s Form 10-K for September 30, 2010.

Recent Authoritative Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 605-25, Revenue Recognition - Multiple-Deliverable Revenue Arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after December 15, 2009 but may be early adopted as of the beginning of an annual period. The Company has determined that this guidance will have no effect on its consolidated financial position and results of operations.

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

Geographically, the Company revenues are concentrated in the following markets: 47% European Union; 11% North America; 21% Australia & New Zealand; and, 21% worldwide.

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

As defined by ASC 820-10, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid and other current assets,  and other assets, accounts payable, accrued expenses, accrued interest, taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable to shareholders approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2010.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis and, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010, nor any gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

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

Property, Software and Leasehold Improvements

Property is recorded at cost. The cost of maintenance and repairs of equipment is charged to operating expense when incurred. Depreciation and amortization is determined based upon the assets’ estimated three to five year useful lives, and is calculated on a straight-line basis beginning when the asset is placed into service. When the Company sells, disposes or retires equipment, the related gains or losses are included in operating results.

Impairment of Long-Lived Assets

In accordance with Statement of ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement, the Company reviews the carrying value of its long-lived assets, which includes property and equipment, and intangible assets (other than goodwill) annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models.  Management conducted an evaluation of long-lived assets and determined no impairments currently exist. Accordingly, we did not recognize any impairment charges in the quarters ended December 31, 2010 or 2009.

Revenue Recognition

Product Sales and Services - The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”).  ASC 605-10 requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue that is subject to refund, and, for which the product has not been delivered or the service has not been rendered net of an estimated allowance for breakage. The Company revenue recognition policies for each its products and services are as follows:

•	Goods and services sold at auction – Revenue is recognized after receipt of payment and product shipment net of credit card charge-backs and refunds.

•
“DubLi Credits” – Consumers bid on the Company’s online auctions by using “DubLi Credits” purchased either directly on DubLi.com or from DubLi’s independent business associates who are members of the DubLi Marketing Network. All proceeds from the sales of “DubLi Credits” are recorded as deferred revenue until used by the consumer in the bidding process and the related revenue is earned.   Purchases of DubLi Credits are non-refundable after three days.  Unused Credits remaining in deferred revenue after 12 months are recorded as revenue as if earned (“breakage”).  Management makes this estimated adjustment to reduce the deferred revenue liability and to increase revenue recognized based upon historical statistical utilization rates.

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

Computation of Income and Loss per Share

The Company computes income and loss per share in accordance with ASC 260, previously SFAS No. 128, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential Common Stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive shares of Common Stock are considered anti-dilutive and thus are excluded from the calculation. As of December 31, 2010, the Company had two classes of potentially dilutive derivatives of Common Stock as a result of warrants granted and options.

Dividends

The Company’s policy is to retain earnings to provide funds for the operation and expansion of our business and not to pay dividends.

Share-Based Payments

The Company accounts for stock-based compensation in accordance with the provisions of ASC 718, Stock Compensation, which establishes the accounting for share-based awards and the inclusion of their fair value in net earnings in the respective periods the awards were earned. Consistent with the provisions of ASC 718, the Company estimates the fair value of stock options and shares issued under its employee stock purchase plan using the Black-Scholes option-pricing model. Fair value is estimated on the date of grant and is then recognized (net of estimated forfeitures) as expense in the Consolidated Statement of Operations over the requisite service period (generally the vesting period).

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

Restatement of Previously Filed Interim and Annual Financial Statements

On December 16, 2010, the CFO and Company’s Board of Directors concluded that the previously issued financial statements contained in the Company’s Quarterly Reports on Form 10-Q for each of the first three quarters during the year ended September 30, 2010, and the 2009 financial statements of CG Holdings Limited and its wholly owned subsidiaries as of September 30, 2009 and for the year then ended and the related  pro forma financial statements also contained in the Company’s Form 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on February 4, 2010 should not be relied upon because of the following errors that required a restatement of such financial statements.

Intercompany eliminations - We determined that certain intercompany eliminations were not made during each of the first three quarters during the year ended September 30, 2010 and for the fiscal year ended September 30, 2009. As a result, our previously issued financial statements for the periods identified above overstated revenues and misstated costs of goods sold. In this connection, we determined that during the periods referred to above, we had insufficient personnel resources to perform review and monitoring controls within the accounting function.

Cutoffs - We determined that certain revenue and expense transactions for the quarter ended March 31, 2010 were erroneously recorded in quarter ended December 31, 2009. In this connection, we determined that certain supervisory and monitoring controls had not been performed for these periods which resulted in these accounting errors.

Account errors - We determined that sales, deferred revenue, commissions and prepaid customer acquisition costs were incorrectly recorded during the first three quarters during the year ended September 30, 2010 and for the fiscal year ended September 30, 2009. In this connection, we determined that certain supervisory and monitoring controls had not been performed for these periods, which resulted in these accounting errors.

Enrollment fees - We determined that revenue from the sale of our eBiz kits was erroneously recorded for each of the first three quarters during the year ended September 30, 2010 and for the fiscal year ended September 30, 2009.  As a result, our previously issued financial statements for the periods identified above, had overstated revenues.  The Company's non-refundable eBiz kits fee revenue was previously recognized when collected. Based on a review of Staff Accounting Bulletin (“SAB”) 104, the Company revised its revenue recognition of non-refundable eBiz kits to recognize them on a straight-line basis over the term of the renewal period (12 months).  In this connection, we determined that during periods referred to above, we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters.

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

The Company has filed with the SEC, amended Quarterly Reports on Form 10-Q /A for the quarters ended December 31, 2009, March 31, 2010 and June 30, 2010 and the Company has also restated the September 30, 2009 consolidated financial statements.

Note 3 – Restricted Cash

The Company has agreements with organizations that process credit card transactions arising from purchases of products, DubLi Credits by business associates and customers of the Company. Credit card processors have financial risk associated with the products and services purchased because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed. The organizations that processes MasterCard/Visa transactions allows the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”).  The reserve requirements have ranged from a low of 5% to a high of 50% for a rolling term of six months.  The restricted cash is on deposit with two such merchant account providers, one in Europe and one in the United States. With the European processor, the Company had on deposit $453,422 and $351,111 as of December 31, 2010 and September 30, 2010, respectively.  With the U.S. processor, the Company had on deposit $2,164,073 net of a $125,000 provision for impairment loss for a net asset value of $2,039,073 as of December 31, 2010.

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

Note 4 – Foreign Currency

Three of the Company’s foreign subsidiaries designate the Euro as their functional currency. The total amount of cash held by foreign subsidiaries, translated into U.S. Dollars at December 31 is as follows:

	December 31, 2010			September 30, 2010
	Unrestricted	Restricted Current	Restricted Long-Term	Unrestricted	Restricted Current	Restricted Long-Term
Euro	$86,267	$200,890	$-	$211,034	$193,641	$-
Australian Dollar	111,270	123,368	-	72,386	92,596	-
U.S. Dollar	111,301	129,164	2,164,073	54,022	64,874	2,037,495
Total	$308,838	$453,422	$2,164,073	$337,442	$351,111	$2,037,495

Note 5 – Deferred Revenue and Expense

The Company defers revenue from; (1) the unearned portion of the annual subscription fees paid by business associates who join the DubLi Network; and (2) the value of the “DubLi Credits” sold to customers but not yet used to bid at auction, net of estimated breakage.  The Company also defers direct and incremental direct costs related to the sale of “DubLi Credits” under the caption “Prepaid customer acquisition costs.”  The following summarizes the components of deferred revenue:

	December 31, 2010	September 30, 2010

Prepaid customer acquisition costs	$988,365	$956,017

Unused DubLi Credits	(1,851,856)	$1,791,881
Subscription fees	(912,507)	1,100,516
	$(2,764,363)	$2,892,397

Note 6 – Property and Equipment

Equipment consists of office furniture, computer equipment and software at December 31 as follows:

	December 31, 2010	September 30, 2010
Cost	$2,438,127	$2,487,405
Accumulated Depreciation	(996,633)	(766,223)
Total	$1,441,494	$1,721,182

Depreciation expense was $277,623 and $12,571 for the quarters ended December 31, 2010 and 2009, respectively.

Note 7 – Real Estate Contract

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights (described below) to the Company.  The Cayman Property Rights, which had a book value of $2,669,138 as of December 31, 2010, were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property valued at $2,132,375, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments for a total contract price of $3,000,000.  During 2009, the Company made payments aggregating $778,430. In October 2010, the agreement was modified, which required a $150,000 payment at the modification date and a final payment of $170,430 was due February 2011. The agreement was further modified such that a payment of $70,430 was made in February 2011 and a final payment of $100,000 is now due on April 1, 2011 and was paid on March 23, 2011 from funds provided under the line of credit described in Note 15.

The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi business associates upon completion of certain performance objectives. See also Note 13 Merger for a description of the May 24, 2010 acquisition of DubLi Properties, LLC and its land purchase agreement.

Note 8 – Note Payable

In April 2010, the Company purchased and financed an automobile for $41,277 with a note payable for sixty monthly payments of principle and interest of $807.  Interest accrues at 6.5 percent and the loan matures as follows: 2011, $7,546 (included in current liabilities); 2012, $8,047; 2013, $8,581; 2014, $9,152; and 2015, $3,183.

Note 9 – Commitments and Contingencies

Leases

The Company has non-cancellable operating leases for office space in Berlin, Germany and Boca Raton, Florida that expire in 2014 and 2020, respectively. Under the lease agreement in Berlin, the Company leases 589.9 square meters of office space and is obligated to pay property taxes, insurance and maintenance costs. The lease agreement in Boca Raton is for 10,476 square feet of office space and the Company is obligated to pay common area maintenance and sales tax.  The Company also leases two apartments and an automobile in Berlin for visiting corporate officers, staff and other guests of the Company. The apartment leases provide for monthly rentals of $4,191 and expire in March 2011 and will not be renewed. The automobile is rented under a 36 month operating lease for $2,534 monthly, which lease expires in May 2013 and will not be renewed. Total rental expense for the quarters ended December 31, 2010 and 2009 was $106,398 and $89,343, respectively.

Future minimum rental commitments for non-cancellable operating leases at December 31, 2010 are as follows:

2011	$318,895
2012	400,047
2013	392,444
2114	369,634
2015	287,006
Thereafter	1,211,142
Total	$2,979,168

Note 10 – Income Taxes

The provision (benefit) for income taxes from continuing operations consisted of the following:

	2010	2009
Current tax benefit:
Federal	$-	$-
State	-	-
	-	-
Deferred tax benefit:
Federal	-	-
	$-	$-

The tax effect of significant items comprising our net deferred tax assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets:
Stock options	$248,009	$93,372
Federal and state net operating loss carryforwards	1,995,278	1,738,948
Foreign net operating loss carryforwards	371,326	109,157
Other	55,346	526
Gross deferred tax assets	2,669,959	1,941,003
Less: valuation allowance	(2,546,601)	(1,939,166)
Net deferred tax assets	123,358	1,837
Deferred tax liabilities	(123,358)	(1,837)
Net deferred taxes	$-	$-

At December 31, 2010, the Company had $5,302,362 of net operating loss carryforwards for US federal income tax purposes that expire beginning in 2025.  Due to Internal Revenue Code Section 382 limitations related to the change in ownership of the Company, the utilization of pre-acquisition net operating losses is limited on an annual basis.  The Company had approximately $3,713,258 of foreign net operating loss carryforwards at December 31, 2010.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the period in which these temporary differences become deductible.  Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment.  As of December 31, 2010 and 2009, valuation allowances of $2,546,601 and $1,939,166 have been recorded, respectively.

A reconciliation of U.S. statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective tax rate for the quarters ended December 31 is as follows:

	2010	2009
Statutory rate	35%	-35%
Permanent difference	7%	0%
Effect of foreign earnings	-72%
State income taxes, net of federal benefit	1%	0%
Valuation allowance	27%	35%
Other	3%
	0%	0%

Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a more likely than not threshold.  In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions.  The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management's evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a  taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company's financial statements.  Management believes that the Company has not taken any material tax positions that would be deemed to be uncertain, therefore the Company has not established a liability for uncertain tax positions for the quarters ended December 31, 2010 and 2009.

Note 11 – Related Party Transactions

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

Transactions with Directors and Officers

Michael Hansen - As a Company founder, Mr. Hansen has been involved in the Company’s operations since its inception and accordingly, he is business associate No. 1 holding the rank of Senior Vice President in the DubLi network organization.   Like any other vice president in the Network, Mr. Hansen has numerous business associates whose income from earned commissions is shared with business associates at higher levels. In this connection, Mr. Hansen earned commissions of $200,538 and $337,237 during the years ended 2010 and 2009, respectively, of which Mr. Hansen was actually paid commissions of $100,000 and $157,321 during the years ended 2010 and 2009, respectively. Mr. Hansen was owed commissions of $272,121 and $175,281 as of September 30, 2010 and 2009, respectively. Effective September 30, 2010, Mr. Hansen waived his right to the earned but unpaid commissions and forgave the debt to the Company.  For the three months ended December 31, 2010 Mr. Hansen earned $60,423 and was paid $-0-in commissions leaving an unpaid balance of $60,423. As Founder, Mr. Hansen is exempt from the requirement that business associates must purchase credits from the Company for resale in order to earn the maximum commissions.

During the nine month period ended September 30, 2009, Michael Hansen, the President and Chief Executive Officer of the Company, loaned $99,855 to a subsidiary of CG subsequently acquired in the Merger.  The loan was interest free and the Company repaid the loan in full on January 11, 2010.

During 2010, Michael Hansen advanced the Company $399,356 for working capital purposes.  The loan is evidenced by an unsecured note dated August 22, 2010, payable by the Company to Mr. Hansen in the amount referenced above.  The note is interest free and payable upon demand of Michael Hansen made after August 21, 2011. During the fourth quarter of 2009, Mr. Hansen advanced an additional $441,528 to the Company without interest or repayment terms, which advance increased the total debt owed to Mr. Hansen to $840,884 at September 30, 2010. Subsequent to September 30, 2010, Mr. Hansen advanced the Company an additional $426,069 resulting in a total debt of $1,266,953 as of March 23, 2011 the date upon which the Company and Mr. Hansen entered into $5 million Promissory Grid Note (“Grid Note”). The amount of this Note equals an existing outstanding balance of $1,266,953 now owed to Mr. Hansen plus any new borrowings under the Grid Note up to an aggregate of $5 million at any given time.  This Note is issued in replacement of the Promissory Note dated August 23, 2010 in the principal amount of $399,356.  The Grid Note has a term of one year; bears interest at 6% per annum accruing from the date of the Grid Note and is guaranteed by DubLi Properties, LLC and secured by a pledge of its assets.

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights (described below) to the Company.  The Cayman Property Rights, which had a book value of $2,669,138 as of December 31, 2010, were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property valued at $2,132,375, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments for a total contract price of $3,000,000.  In this connection, the Company paid the October 2010 installments of $150,000 leaving a final installment of $140,431 due in February 2011. The agreement was further modified such that a payment of $70,430 was made in February 2011 and a final payment of $100,000 is now due on April 1, 2011. The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi’s business associates upon completion of certain performance objectives.

Note 12 – Stock and Equity

Common Stock

The Company had authorized 500 million and 50 million shares of Common Stock, par value $.001 per share, at December 31, 2010 and September 30, 2010, respectively. Common shares issued and outstanding at December 31, 2010 and 2009 were 245,200,626 and 244,200,626, respectively.

Preferred Stock

The Company had authorized 5,000,000 shares of Preferred Stock, par value $0.01 per share, at December 31, 2010 and December 31, 2009, respectively. As of December 31, 2010 and September 30, 2010, respectively, there were no shares of Preferred Stock outstanding.  On May 24, 2010, 1,141,933 preferred shares were returned to the Company and cancelled.  On September 30, 2010, the remaining 3,858,067 shares of Preferred Stock outstanding, all of which were designated as “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”) were converted to 214,178,946 common shares.

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

Under the Certificate of Designation in effect prior to the quarter ended December 31, 2010, the Series A Preferred Stock was automatically convertible into shares of the Common Stock at the conversion ratio of 55.514574 shares of Common Stock for each share of the Series A Preferred Stock (the “Conversion Ratio”).  The holders of the Series A Preferred Stock were not entitled to any dividend preference but were entitled to participate pari passu in dividends declared with respect to the Common Stock as if the Series A Preferred Stock was converted in Common Stock at the Conversion Ratio.  Similarly, the holders of the Series A Preferred Stock were not entitled to any liquidation preference but, in the event of any liquidation, dissolution or winding up of the Company, the outstanding shares of Series A Preferred Stock would be deemed converted into shares of Common Stock at the Conversion Ratio and would participate pari passu in the distribution of liquidation proceeds.  Holders of the Series A Preferred Stock were entitled to vote on matters presented to the holders of Common Stock as if the Series A Preferred Stock was converted into the Common Stock at the Conversion Ratio.  Except as provided by Nevada law, holders of Series A Preferred Stock vote together with the holders of Common Stock as a single class.

Prior to the quarter ended December 31, 2010, the Company did not have reserved and available out of its authorized but unissued shares of Common Stock the number of shares of common stock that was sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock. The Company’s shareholders had not previously effectively approved an increase in the Company’s authorized shares of Common Stock to five hundred million (500,000,000) shares.

Change in Control

On October 19, 2009, there was a change in the effective control of the Company. On that date, pursuant to the Merger Agreement (the “Merger Agreement”), dated as of August 10, 2009, and subsequently amended and restated on September 25, 2009, among the Company, the Company’s then subsidiary MediaNet Merger Sub, Inc., a Nevada corporation, and CG Holdings Limited, the Company acquired all of the issued and outstanding shares of CG for 5,000,000 shares of the Company’s Series A Preferred Stock (the “Merger”). Holders of the Series A Preferred Stock were entitled to vote on matters presented to the holders of Common Stock as if the Series A Preferred Stock was converted into the Common Stock at the Conversion Ratio.  Accordingly, Zen Holding Group Limited, the sole record holder of CG owns approximately 88% of the voting power of the Company.  Michael Hansen, the Company’s President and Chief Executive Officer, has the indirect right to vote and make investment decisions with respect to the shares held by Zen.

In addition, as a condition to the Merger, the Company agreed to appoint:

•	Michael Hansen as a director and as President and Chief Executive Officer of the Company;

•	Kent Holmstoel as Chairman of the Board and Chief Operating Officer of the Company; and

•	Andreas Kusche as a director and as General Counsel of the Company.

In connection with the Merger, all of the persons serving as directors of the Company as of October 19, 2009, resigned. On October 29, 2009, the Company appointed Mr. Hansen as President and Chief Executive Officer, Mr. Holmstoel as Chief Operating Officer and Mr. Kusche as General Counsel of the Company.  Also on such date, Steven Adelstein was appointed to the Board by Mr. Berns, who was then the sole remaining Board member. On February 23, 2010, Mr. Adelstein resigned and was replaced by Andreas Kusche. The appointment of Messrs. Hansen and Holmstoel was to be effective upon our compliance with Securities and Exchange Commission Rule 14f-1. On September 10, 2010, the Company filed a Schedule 14f-1 with Securities and Exchange Commission and made a distribution of such schedule to its shareholders.   The Company also filed a Form 8-K announcing the effectiveness of the appointment of Messrs Hansen and Holmstoel on September 20, 2010.

Note 13 – Warrants and Options

As of December 31, 2010, and September 30, 2010, the Company had outstanding warrants to purchase up to 253,750 and 801,250 shares of Common Stock and options then exercisable to purchase up to 1,562,500 million and -0- and shares of Common Stock, respectively. These securities give the holder the right to purchase shares of the Common Stock in accordance with the terms of the instrument.

	Warrants	Options
Balance, September 30, 2010	801,250	1,000,000
Granted	-	562,500
Exercised	-	-
Expired	(547,500)	-
Balance, December 31, 2010	253,750	1,562,500

The following table summarizes information with respect to the above referenced warrants outstanding at December 31, 2010 which expired in February 2011:

	Exercise Price	Number Outstanding	Weighted Average Exercise Price	Weighted Average Life Years

Warrants	$0.25	253,750	$0.25	<1.0

Subsequent to December 31, 2010, all of the warrants expired unexercised.  The Option is described below.

2010 Omnibus Equity Compensation Plan

The 2010 Omnibus Equity Compensation Plan (the “Plan”) became effective September 30, 2010.  The 2010 Omnibus Equity Compensation Plan has not been approved by our stockholders.  The Plan is designed for the benefit of the directors, executives, employees and certain consultants and advisors of the Company (i) to attract and retain for the Company personnel of exceptional ability; (ii) to motivate such personnel through added incentives to make a maximum contribution to greater profitability; (iii) to develop and maintain a highly competent management team; and (iv) to be competitive with other companies with respect to executive compensation.    Awards under the Plan may be made to Participants in the form of (i) incentive stock options; (ii) nonqualified stock Options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. A total of 50 million shares of Common Stock have been reserved for issuance under the Plan.  Of this amount, as of September 30, 2010, options with respect to 5 million shares were granted to Mr. Mroczkowski, our Chief Financial Officer, and are outstanding.  All of the outstanding options were granted with an exercise price at $.001. On September 30, 2010, one million shares vested and the balance vest at the rate of 500,000 shares each quarter through December 31, 2012 and have a maximum term expiring in 2020.

Restricted Stock Awards

On September 30, 2010, the Company entered into a restricted stock award agreement with Betina Dupont Sorensen, the Company’s Head of Marketing, whereby the Company granted five million shares of restricted common stock (“Restricted Stock”) to Ms. Sorensen.  Ms. Sorensen’s interest in the shares of Restricted Stock vest as follows:

•	One million (1,000,000) of the shares of Restricted Stock vested on September 30, 2010; and

•	Five hundred thousand (500,000) of the shares of Restricted Stock are scheduled to vest at the end of each of the eight calendar quarters immediately following September 30, 2010.

In addition, on September 30, 2010, the Company entered into a restricted stock award agreement with Andreas Kusche, the Company’s General Counsel, whereby the Company granted five million shares of Restricted Stock to Mr. Kusche.  Mr. Kusche’s interest in the shares of Restricted Stock vests as follows:

•	Four hundred thousand (400,000) of the shares of Restricted Stock vested on September 30, 2010; and

•	Five hundred thousand (500,000) of the shares of Restricted Stock are scheduled to vest at the end of each of the eight calendar quarters immediately following September 30, 2010.

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

The following table shows the number and weighted-average grant-date fair value of equity instruments for all of the of equity instruments issued under the 2010 Omnibus Equity Compensation Plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at the beginning of the quarter	13,000,000	$2,859,102
Granted during the quarter	-	-
Vested during the quarter	(1,000,000)	(219,931)
Forfeited during the quarter	-	-
Non-vested at the end of the quarter	12,000,000	$2,639,171

The Company recognized $330,438 and $0 compensation expense from the restricted stock awards and the option grant for the quarters ended December 31, 2010 and 2009, respectively.

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

In early September 2009, the Company and CG were advised by legal counsel that the merger could be effected sooner than previously anticipated if, in lieu of Common Stock, Zen received the Series A Preferred Stock, which would be converted later into Common Stock. Accordingly, on October 19, 2009, the Merger was consummated and Zen was issued the Series A Preferred Stock.

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

           DubLi Properties - Property Orally Pledged to DubLi

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights to the Company.  The value of the contract at the date of contribution was $1,440,708. The Cayman Property Rights, which had a book value of $2,669,138 as of December 31, 2010, were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments.  The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi business associates upon completion of certain performance objectives.

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

The Company and Mr. Hansen had previously expected that the investors in DubLi.com, LLC (the “DubLi.com Investors”) would receive from Zen certain shares of Common Stock.  With the acceleration of the Merger closing and Merger restructuring, the DubLi.com Investors were expected to receive from Zen 62,679,116 shares of Common Stock upon the conversion of the Series A Preferred Stock to Common Stock.  Since Zen has not transferred and does not intend to transfer Common Stock to the DubLi.com Investors as previously anticipated, the Company and Zen entered into an agreement, dated May 24, 2010 (the “Post-Merger Agreement”), pursuant to which Zen returned to the Company 1,129,057 shares of Preferred Stock, which were otherwise convertible into 62,679,116 shares of Common Stock.

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

Proposed Two Step Transfer of Common Stock to DubLi.com Beneficiaries and Lenox Beneficiaries

In May 2010 Company announced that:

•	Zen had returned to the Company 1,141,933 shares of Preferred Stock, which were convertible into 63,393,933 shares of Common Stock (the “Loyalty Shares”);

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

   (ii)    the Beneficiaries will be receiving the same number of shares of Common Stock they would have received if the Merger had been completed as planned and Zen had transferred the Loyalty Shares to the Beneficiaries as intended (disregarding adjustments due to errors in the Company's stock ledger); and

   (iii)    the Company will have received no more consideration in connection with the Merger and the Two-Step Transfer than it planned to receive in connection with the Merger.

The Company reacquired and cancelled 1,141,933 shares of preferred stock (convertible into 63,393,933 shares of common stock) pursuant to an agreement with Zen dated May 24, 2010, which agreement did not require the Company to tender Zen any consideration. The Company has agreed to issue 63,393,933 new common shares pursuant to the Share Transfer Agreement. The new share issuance is equivalent to the number of common shares into which the preferred stock would have converted.

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

3.
The Company converted 3,858,067 preferred into 214,178,946 common on December 31, 2010, and recorded a reduction in preferred stock par value of $38,581 and increase in common stock par value of $214,179 and a reduction of paid-in capital of $175,598 which will be disclosed in Form 10-K for the year ended December 31, 2010.

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

The following table illustrates the accounting for the aforementioned transactions:

		Series A	Series A
		Preferred Stock	Preferred Stock	Common Shares	Common Stock	Paid-In
		Issued	Par Value	Issued	Par Value	Capital
1.	Oct 19, 2009; Preferred shares Issued in merger transaction	5,000,000	$50,000			$(50,000)
2.	May 24, 2010; Return and cancel preferred shares	(1,141,933)	(11,419)			11,419
3.	December 31, 2010; Convert preferred to common shares	(3,858,067)	(38,581)	214,178,946	$214,179	(175,598)
4.	March 30, 2011; Issue common shares			63,393,933	63,394	(63,394)
Totals		-0-	$-0 -	277,572,879	$277,573	$(277,573)

Note 15 – Subsequent Events

Currency Translation Effects

Subsequent to the balance sheet date the exchange rate between the EURO and the US dollar increased by approximately 7.3%.  These recent changes would increase the currency translation adjustment and decrease comprehensive income and current assets by approximately $25,000.

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

NOTE 16 - SEGMENT INFORMATION

SFAS No. 131 (ASC280) requires that the Company disclose information about its operating segments. The Company has two strategic business units, one which sells Dubli Credits through the web sites for use on its online auctions and the second that offers an online shopping experience from which the Company earns rewards on products and services from participating merchants. In October 2010, the Company introduced Dubli Entertainment, a music sharing service. All of these services are offered through the same website and share the same synergies. Currently, the Company accounts for these services in separate accounts but within one set of financial statements. Evaluation procedures are performed on the Company as a whole.

Geographically, the Company revenues are segmented in the following markets:

European Union	$1,618,144	47%
North America	388,643	11%
Australia & New Zealand	727,291	21%
Worldwide – Other	696,803	21%
	$3,430,881	100%

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the Three months ended December 31, 2010 compared to the Three months ended December 31, 2009; and (ii) our financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-Q.

MediaNet Group Technologies, Inc. (“MediaNet Group” or the “Company”) through its wholly owned subsidiaries is a global marketing company that sells branded merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  As of June 30, 2010, our online auctions were conducted in Europe, North America, Australia and New Zealand and a global auction portal serving the balance of the world. We have a network of independent business associates that sold “credits”, or the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  These auctions are designed to offer consumers real savings on these goods.  The Company, through its subsidiary, BSP Rewards Inc., also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

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

We are also developing a new platform of websites to better provide DubLi.com shoppers with an enjoyable experience. The new platform is expected to provide DubLi.com shoppers’ website displays that, among other things: facilitate shoppers’ monitoring and participation in Xpress Auctions and Unique Bid Auctions simultaneously; provide shoppers with expanded merchandise search capabilities; and provides shoppers with expanded capabilities to monitor auctions.

We are also contemporaneously seeking to expand our service offering to a wide range of entertainment products and services via streaming content downloads (i.e. music, movies, television and radio).

Working from the “Cinch” technology we acquired from MSC, Inc.; in October 2009, we intend to offer users a fast and convenient method of locating and enjoying entertainment content readily available on the Internet, free of charge.  We hope that Cinch will expand DubLi.com's relationship with its shoppers and thereby assist us to better identify our shopper’s needs and shopping habits.

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

Results of Operations

The following table sets forth certain of our results of operations for the periods indicated.

	Three months ended
	December 30,		Increase	Percent
	2010	2009	(Decrease)	Change
Revenues	$3,430,881	$4,283,935	$(853,054)	-19.9%
Direct cost of revenues	1,686,203	3,214,364	(1,528,161)	-47.5%
Gross profit	1,744,678	1,069,571	675,107	63.1%
Selling, general and administrative	2,315,700	607,740	1,707,960	281.0%
Income (loss) from operations	(571,022)	461,831	(1,032,853)	-223.6%
Other (expense) income	968	(1,627)	2,595	-159.5%
Income (loss) from operations before income taxes	(570,054)	460,204	(1,030,258)	-223.9%
Income taxes-benefit (expense)	-	-	-
Net Income (loss)	(570,054)	460,204	(1,030,258)	-223.9%
Foreign currency translation adjustment	339,549	(16,317)	355,866	-2181.0%
Comprehensive Income (Loss)	$(230,505)	$443,887	$(674,392)	-151.9%

Revenues

We had revenues of $3,430,881 for the three months ended December 31, 2010, a decrease of $853,054, or 19.9%, as compared to $4,283,935 in the same period ended December 31, 2009.  The revenue decrease was largely due to a $675,538 reduction in revenue from our subsidiary BSP Rewards attributable to a loss of commission income from our online malls as a result of its major customer diverting a portion of its business to a competing online mall provider and the elimination of gift card sales from the website.  Furthermore, we have not sought new customers for the U.S. version of the online mall because we are testing a new replacement product in Europe.  We expect to introduce the new online mall, search engine and shopping community to the U.S. market in May 2011.

The remaining revenue decreases of $177,516 occurred in both the sales of auction products and sales of DubLi Credits. These sales are generated primarily by our network of business associates and changes in our revenue are directly related to the business associates’ productivity.  As we are introducing new products and services to the business associates, their productivity is negatively affected during the introductory periods.

Direct Cost of Revenues

Direct Cost of Revenues primarily includes the cost of acquiring products to sell in our online auctions, website operation costs and business associate commission expenses. During the three months ended December 31, 2010, we had direct cost of revenues of $1,686,203, or 49% of revenues, versus direct cost of revenues of $3,214,364, or 75% of revenues, in the same period in 2009.  This 47% decrease in the direct cost of revenues is primarily attributable to the discontinued sale of gift cards from the BSP Rewards online mall as described above. The gift cards had a much higher percentage cost of revenue than our other product offerings thus greatly improving our costs ratio.  In the fourth quarter of 2010, we also changed our method of estimating deferred revenue and expense which we believe provides a more accurate matching of unearned revenue and related direct costs. Variability in the direct costs as a percentage of revenues is a function of the reverse auction bidding process wherein the mix of products offered at auction directly affects the amount of bidding revenue earned from the redemption of DubLi Credits.

Gross profit

We had gross profit of $1,744,678 and $1,069,571 for the three months ended December 31, 2010 and 2009, respectively.  Gross profit margin was 51% and 25% for those periods. The 63% increase in gross profit is a result of the factors described above in Direct Cost of Revenues.

Operating Expenses

Operating expenses for the three months ended December 31, 2010 were $2,315,700, or 67% of revenues, compared to operating expenses of $607,740, or 14% of revenues, for the same period ended December 31, 2009. The expenses as a percent of revenue are higher than we normally expect due to high planned improvements to our operations including enhancements to our auction websites and backend software.  Operating expenses are also high during the period due to significant professional fees for legal, accounting, tax, and other consultants in connection with litigation, SEC filings, audits, internal control improvements and systems upgrades.

Net Income

We had a net income (loss) of $(570,054) or (17) % of revenues for the three month period ended December 31, 2010 compared to net income of $460,204 or 11 % of revenues for the same period ended December 31, 2009. Our net income is a function of revenues, cost of sales and other expenses, as described above.

Earnings per share in the three month period ended December 31, 2010 were $0.00 per basic and $0.00 per fully diluted share based on basic weighted average number of shares outstanding during the period of 244,211,496 and fully diluted weighted average number of shares of 246,623,881 compared to earnings per basic share of $0.02 and $0.00 per fully diluted share in the three months ended December 31, 2009 on the basic weighted average number of shares outstanding of 27,309,636 and the fully diluted weighted average number of shares of 0.

Foreign Currency Translation

We had a foreign currency translation adjustment of 339,549 in the three month period ended December 31, 2010 and a foreign currency translation adjustment of $(16,317) in the three month period ended December 31, 2009. These non-cash adjustments are the result of translating the European subsidiaries’ financial statements from their functional currency, the Euro into US Dollars for financial reporting purposes.  The amounts are reflected as other comprehensive income (loss) and do not affect net income or earnings per share.

Comprehensive Income

We had a comprehensive income (loss) of $(230,505) or (7) % of revenues for the three month period ended December 31, 2010 compared to comprehensive income of $443,887 or 10 % of revenues for the same period ended December 31, 2009. Our comprehensive income is a function of net income and the foreign currency translation adjustment as described above.

Liquidity and Capital Resources

General

As of December 31, and September 30, 2010, we had working capital of approximately $(3,833,507) and $(4,015,429), respectively.  Our working capital has increased $181,922 in the three month period ended December 31, 2010 primarily due to normal fluctuations in the components of working capital. Our working capital is constrained because we have restricted cash of $2,164,073 classified as a non-current asset that was not available for use in operations.

As of December 31, 2010, we had cash and cash equivalents of $359,537.  We also had $453,422 of restricted cash in current assets in addition to the $2.1 million described above.  Restricted cash is a cash reserve maintained by our credit card processors on sales processed by them.  Our credit card processors are currently maintaining a 20% reserve for six months on each sale processed by them.

Our principal use of cash in our operating activities has historically been for restricted cash, inventory and for selling and general and administrative expenses, both prepaid and expensed.

Operating Activities

Cash flows provided (used) by operating activities during the three months ended December 31, 2010 were $(273,431), compared to cash flows provided by operating activities of $2,398,056 during the three months ended December 31, 2009. Significant items of working capital that reduced cash flows from operations for the three months ended December 31, 2010 include: an increase in restricted cash of $114,555; an increase in prepaid expenses of $39,018; an increase in prepaid customer acquisitions costs of $59,012; a decrease in accounts payable of $20,537; a decrease of accrued loyalty points $26,233; a decrease in commissions payable of $263,310; and, a decrease in deferred revenue of $53,057.  Items of working capital that increased cash flows from operations include decreases in accounts receivable and inventory of $80,116 and an increase in accrued liabilities of $97,421. Non-cash expenses included in net income include depreciation and amortization of $ 277,623; stock based compensation of $330,438 and Dubli Credits given as promotions included in expense for $86,749.

Investing and Financing Activities

Cash flows (used) in investing activities were $(64,740) and $(858,036) for the three months ended December 31, 2010 and 2009, respectively.  Our primary uses of cash for investing activities were the payment on the real estate contact of $150,000 and $45,328 for office equipment and other assets offset by reduction in restricted cash of $130,588.

Cash flows provided by financing activities were $169,812 for the three months ended December 31, 2010, from the net proceeds borrowed on the note payable related party.

In the three months ended December 31, 2010, we utilized approximately $273,430 of cash from operations and $64,740 of cash for investment activities.  We financed this $338,170 use of cash with our pre-existing cash resources and approximately $170,000 of net cash advances from our Chief Executive Officer, Mr. Michael Hansen.  For the year ending September 30, 2011, we anticipate our capital needs for operating and investing activities will be approximately $2 million.  To fund that cash requirement we secured a $5 million credit facility from our Chief Executive Officer, Mr. Michael Hansen as described in Note 15 to the condensed consolidated financial statements included with this report.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to the Company, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Chief Executive Officer and Chief Financial Officer further concluded that the disclosure controls and procedures were not effective as of the following prior periods: year ended December 31, 2009; three months ended December 31, 2009; six months ended March 31, 2010 and; nine months ended June 30, 2010 and the year ended September 30, 2010.

(1)   Control environment—We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed in items (2) through (4) below. Our control environment was ineffective because of the following material weaknesses:

(a)   We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of Generally Accepted Accounting Principles (GAAP) commensurate with our financial reporting requirements and business environment. This material weakness resulted in material restatements and post-closing adjustments relating to revenue recognition, cutoffs, improper report groupings, consolidations and various account errors which have been reflected in the financial statements for the years ended September 30, 2010 and 2009 and the quarters ended December 31, 2009, March 31 and June 30, 2010.

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

(f) We did not maintain effective controls over spreadsheets used in the Company’s financial reporting process. Specifically, controls were not designed and in place throughout the year to ensure that unauthorized modification of the data or formulas within spreadsheets was prevented.

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

Changes in Internal Control over Financial Reporting

As previously reported in Item 9A of our Form 10-K  for the year ended September 30, 2010, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). As a result of those material weaknesses in our internal control over financial reporting, our principal financial officer concluded that our internal controls over financial reporting were not effective in prior quarters. Those material weaknesses included the following:

•	Inadequate accounting personnel
•	Delays in the post-Merger integration of the Company’s and CG’s administrative, accounting and reporting systems and procedures;
•	Delays in the post-Merger integration and implementation of an effective system of internal control that governs the combined entities.
•	Delays in the adoption of board charters and policies and procedures that specify the policies and procedures to be utilized by Company when considering and/or engaging in related party transactions.

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
d.
Formalize our finance-related job descriptions for all staff levels that specifically identify required financial reporting roles, responsibilities, and competencies, and clarify responsibility for maintaining our internal controls over financial.

e.	The Company will use its best efforts to obtain appropriate Type 2 SAS 70 service auditor’s reports from its service organizations.
f.
Take training to better utilize our ERP system to lessen the use of spreadsheets and to also develop controls over spreadsheets and migrating from spreadsheet based consolidations to using the consolidations capabilities built into our ERP system.

2.	Monitoring of internal control over financial reporting
a.	Undertake a revamping of our policies and procedures with respect to the review, supervision and monitoring of our accounting operations.
b.	Perform a risk assessment and improve our monitoring function in conjunction with our ERP system.
c.	Formalize our process to improve the organization structure and develop forecasts and plans by which our management can measure achievement against formalized benchmarks.

3.	Period end financial close and reporting
a.	We will take steps to mitigate the lack of segregation of duties, prepare and implement sufficient written policies and checklists for financial reporting and closing processes.
b.	We will develop procedures to ensure that supporting schedules for financial statement accounts are reconciled to supporting schedules.
c.	During the 4th quarter 2010 we began to document and implement controls over financial reporting.

4.
Board of Directors - We are currently attempting to remedy the lack of adequate independent oversight (as described above) by searching for and recruiting qualified individuals to sit as independent board members and audit committee members and to also assist us with a compensation committee.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. While our Board of Directors have been supportive of our efforts by supporting the hiring of various individuals in our finance department as well as funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we cannot recruit and retain more qualified professionals. Among other things, any un-remediated material weaknesses could result in material post-closing adjustments in future financial statements.

Other than as set forth above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

Loans from Chief Executive Officer

During 2010, Michael Hansen advanced the Company $399,356 for working capital purposes.  The loan is evidenced by an unsecured note dated August 22, 2010, payable by the Company to Mr. Hansen in the amount referenced above.  The note is interest free and payable upon demand of Michael Hansen made after August 21, 2011. During the fourth quarter of 2009, Mr. Hansen advanced an additional $441,528 to the Company without interest or repayment terms, which advance increased the total debt owed to Mr. Hansen to $840,884 at September 30, 2010. Subsequent to September 30, 2010, Mr. Hansen advanced the Company an additional $426,069 resulting in a total debt of $1,266,953 as of March 23, 2011, the date upon which the Company and Mr. Hansen entered into $5 million Promissory Grid Note (“Grid Note”). The amount of this Grid Note equals an existing outstanding balance of $1,266,953 now owed to Mr. Hansen plus any new borrowings under the Grid Note up to an aggregate of $5 million at any given time.  This Grid Note was issued in replacement of the Promissory Note dated August 23, 2010 in the principal amount of $399,356.  The Grid Note has a term of one year; bears interest at 6% per annum accruing from the date of the Grid Note and is guaranteed by DubLi Properties, LLC and secured by a pledge of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands.

ITEM 6. EXHIBITS

No.	Description

31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MEDIANET GROUP TECHNOLOGIES, INC.

Date: March 30, 2011	By:	/s/ Michael B. Hansen
Michael B. Hansen President (Principal Executive Officer)

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith.
**	Furnished herewith.