Form 10-Q
period 2011-03-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2011-05-16
CIK 1097792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐
Non-accelerated filer	☐
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares of preferred stock outstanding as of May 1, 2011:	None
Number of shares common stock outstanding as of May 1, 2011:	321,667,345

USE OF NAMES

In this quarterly report, the terms “MediaNet,” “Company,” “we,” or “our,” unless the context otherwise requires, mean MediaNet Group Technologies, Inc. and its subsidiaries.

INDEX

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements	3
▪	Consolidated Balance Sheets as of March 31, 2011 and September 30, 2010	4
▪	Consolidated Statements of Operations for the Three and Six Months Ended March 31, 2011 and 2010	5
▪	Consolidated Statements of Shareholders’ Equity for the Six Months Ended March 31, 2011 and the Year Ended September 30, 2010	6
▪	Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2011 and 2010	7
▪	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 4.	Controls and Procedures	37

PART II: OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 5.	Other Information	41
Item 6.	Exhibits	42

SIGNATURES		42

INDEX TO EXHIBITS		43

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2011	September 30, 2010
	Unaudited	Audited
Assets:
Current Assets:
Cash and cash equivalents	$370,442	$487,171
Restricted cash	426,929	351,111
Accounts receivable	23,074	58,442
Inventories	273,521	386,185
Prepaid customer acquisition costs	566,947	956,017
Prepaid expenses	16,632	110,633
Total Current Assets	1,677,545	2,349,559

Property and equipment, net	1,259,400	1,721,182

Other Assets:
Restricted cash	2,039,073	2,037,495
Real estate contract	2,846,862	2,519,138
Option agreement	250,000	250,000
Other	109,732	82,796
Total Other Assets	5,245,667	4,889,429
Total Assets	$8,182,612	$8,960,170

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$817,355	$681,310
Accrued and other liabilities	251,556	168,360
Loyalty points payable	348,889	413,755
Commissions payable	958,823	1,368,282
Deferred revenue	1,791,342	2,892,397
Note payable - related party	899,739	840,884
Total Current Liabilities	5,067,704	6,364,988

Long Term Liabilities:
Note payable	27,000	30,901
Total Liabilities	5,094,704	6,395,889

Stockholders' Equity:
Preferred stock- $0.01 par value, 50 million shares authorized, -0- and -0- outstanding, respectively	-	-
Common stock -$.001 par value, 500 million shares authorized 318,586,463 and 244,200,626 issued and outstanding, respectively	318,587	244,201
Additional paid-in capital	4,292,090	2,559,483
Accumulated other comprehensive income (loss)	193,600	(444,987)
Retained earnings (deficit)	(1,716,369)	205,584
Total Stockholders’ Equity	3,087,908	2,564,281
Total Liabilities and Stockholders' Equity	$8,182,612	$8,960,170

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations - Unaudited

	For the Three Months ended March 31,		For the Six Months ended March 31,
	2011	2010	2011	2010
		Restated		Restated

Revenues	$3,076,926	$6,332,129	$6,507,807	$10,616,064
Direct cost of revenues	1,282,054	3,546,552	2,968,257	6,760,916
Gross profit	1,794,872	2,785,577	3,539,550	3,855,148

Selling, general and administrative	3,144,469	1,529,680	5,460,170	2,137,420
Income (loss) from operations	(1,349,597)	1,255,897	(1,920,620)	1,717,728

Interest income expense	(1,303)	(5,512)	(3,801)	(7,138)
Gain (loss) on sale of Asset	(999)	-	2,467	-

Income (loss) from operations before income taxes	(1,351,899)	1,250,385	(1,921,954)	1,710,590

Income taxes-benefit (expense)	-	-	-	-

Net Income (loss)	(1,351,899)	1,250,385	(1,921,954)	1,710,590

Foreign currency translation adjustment	299,038	(395,991)	638,587	(412,309)

Comprehensive Income (Loss)	$(1,052,861)	$854,394	$(1,283,367)	$1,298,281

Net income (loss) per common share
Basic	$(0.01)	$0.04	$(0.01)	$0.06
Diluted	$0.00	$0.00	$0.00	$0.01

Weighted average shares outstanding:
Basic	247,129,155	28,484,206	246,148,800	28,484,206
Diluted	249,696,480	339,037,717	248,645,221	277,167,462

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity
For the Six Months ended March 31, 2011 and the Year Ended September 30, 2010

						Accumulated
	Series A Preferred Stock		Common Stock			Other	Retained	Total
	Shares	Par	Shares	Par Value	Paid-In	Comprehensive	Earnings	Equity
	Outstanding	Value	Outstanding	Value	Capital	Income (Loss)	(Deficit)	(Deficit)
Balance September 30, 2009	-	-	27,303,552	27,304	(768,529)	(96,014)	(2,049,224)	(2,886,463)
Restatement adjustment							27,979	27,979
Series A Preferred shares issued in reverse merger	5,000,000	50,000			(50,000)			-
Warrants exercised			818,028	818	132,307			133,125
Common shares issued to correct an error			500,100	500	(500)			-
Software contributed by major shareholder					1,337,673			1,337,673
Real estate contract contributed by major shareholder					1,440,708			1,440,708
Preferred shares returned pursuant to stock transfer agreement	(1,141,933)	(11,419)			11,419			-
Preferred shares converted into common shares	(3,858,067)	(38,581)	214,178,946	214,179	(175,598)			-
Common shares issued pursuant to compensation agreements			1,400,000	1,400	632,003			633,403
Foreign currency translation adjustment						(348,973)		(348,973)
Net income							2,226,830	2,226,830
Balance September 30, 2010	-	$-	244,200,626	$244,201	$2,559,483	$(444,987)	$205,585	$2,564,282
Common shares issued pursuant to compensation agreements			2,000,000	2,000	658,876			660,876
Two step transfer to Trust			63,393,933	63,394	(63,394)			-
Stock Subscriptions			8,991,904	8,992	1,137,125			1,146,117
Foreign currency translation adjustment						638,587		638,587
Net income							(1,921,954)	(1,921,954)
Balance March 31, 2011	-	$-	318,586,463	$318,587	$4,292,090	$193,600	$(1,716,369)	$3,087,908

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and subsidiaries
Consolidated Statements of Cash Flows - Unaudited
For the Six Months Ended March 31,

	2011	2010
		Restated
Cash flows from operating activities
Net income (loss) from operations	$(1,921,954)	$1,715,720
Reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	473,688	19,595
Stock based compensation	660,876	-
Promotional DubLi Credits	93,740	-
Restatement adjustment	-	(294,977)
Changes in operating assets and liabilities:
Restricted cash	(61,332)	(994,471)
Accounts receivable	35,474	(66,367)
Inventory	114,818	(205,043)
Prepaid expenses	94,224	(465,361)
Prepaid customer acquisition costs	409,268	(1,540,629)
Accounts payable	119,822	(2,258)
Accrued liabilities	505,566	(285,127)
Accrued loyalty points	(64,866)	(297,940)
Commission payable	(536,986)	(589,401)
Customer deposits	-	62,863
Deferred revenue	(1,164,680)	3,388,314
Net cash provided by operations	(1,242,342)	444,918

Investing activities:
Purchases of equipment and software	(8,928)	(1,037,338)
Payments on real estate contract	(327,724)	-
Other assets	(26,127)	(131,604)
Restricted cash	256,888	-
Net cash provided by (used in) investing activities	(105,891)	(1,168,942)

Financing activities
Proceeds from note payable - related party	287,819	23,761
Repayments of note payable - related party	(260,007)	(216,355)
Accrued interest payable - related party		6,692
Repayments of note payable	(3,659)	-
Proceeds from Stock Subscriptions	1,146,117
Proceeds from common shares & warrants	-	691,479
Net cash provided by (used in) financing activities	1,170,270	505,577
Effect of exchange rate changes on cash	61,234	(135,315)
Net increase (decrease) in cash and equivalents	(116,729)	(353,762)
Cash at beginning of period	487,171	2,533,649
Cash at end of period	$370,442	$2,179,887

Supplemental cash flow information:
Cash paid for interest	$3,801	$7,138
Cash paid for income taxes	-	-
Shareholder contribution for software	-	1,337,673
Recapitalization	-	6,874,886
Foreign currency translation adjustment	638,587	(412,310)
Two step common share transfer	63,394	-

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

As of March 31, 2011, our President and Chief Executive Officer, through his beneficial ownership of Zen Holding Group Limited ("Zen Holding"), has the indirect power to cast approximately 87% of the combined votes that can be cast by the holders of the Common Stock. Accordingly, he has the power to control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors and all other corporate actions.

Note 2 - Summary of Significant Accounting Policies

Accounting Principles

The accompanying consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of MediaNet Group Technologies, Inc. and its subsidiaries which are wholly owned or otherwise under common control. All intercompany accounts and transactions have been eliminated in consolidation. The following subsidiaries are included in the consolidation at March 31, 2011 and 2010.

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

DubLi Logistics LLC (“Dubli Logistics”) was identified as one of the consolidated subsidiaries of the Company in Amendment No. 1 to the Company’s Form 8-K filed with the SEC on February 4, 2010 (the “Form 8-K”) and the Company’s Form 10-Q for the quarter ended December 31, 2009 (the “Form 10-Q”) based upon DubLi Logistic’s historical and current operation as an affiliated, profitless, product purchasing agent of DUBLICOM. DubLi Logistics is operated exclusively by employees of Lenox Logistik.

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

Recent Authoritative Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 to amend ASC 820, “Fair Value Measurements and Disclosures” to improve disclosures about fair value measurements.  This ASU provides amendments that require new disclosures regarding transfers in and out of Levels 1 and 2 and with respect to various activities in Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this portion of the ASU effective January 1, 2010 did not have a material impact to the Company’s consolidated financial statements.  The disclosures with respect to purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  The adoption of ASU 2010-06 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 to amend ASC 855, “Subsequent Events” with respect to certain recognition and disclosure requirements.  The amendments in this ASU are effective upon issuance.  The Company adopted the provisions of ASC 855 in accordance with the effective date. During the current subsequent event reporting period, the Company evaluated events through the date the accompanying consolidated financial statements were issued. For subsequent events, see Part I, Item 1, Note 15 on this Form 10-Q.

In April 2010, the FASB issued ASU No. 2010-13, "Compensation—Stock Compensation (Topic 718)." This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provision of ASU No. 2010-13 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies”(“ASU 2010-21”), issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs”(“ASU 2010-22”),which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics. The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers. The adoption of this update did not have any material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”(“ASU 2010-28”). ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  ASU 2010-28 did not have a material effect on the accompanying consolidated financial statements.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”(“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. Management does not believe that this standard would have a material effect on the accompanying consolidated financial statements.

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

As discussed below in “revenue recognition,” the Company’s revenue is concentrated 8% in goods and services sold at auction; 84% in sales of DubLi Credits; 5% in subscription fees; and 3% in BSP Rewards Mall commissions.

Geographically, the Company revenues are concentrated in the following markets: 45% European Union; 11% North America; 18% Australia & New Zealand; and, 26% worldwide.

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

As defined by ASC 820-10, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, prepaid and other current assets, and other assets, accounts payable, accrued expenses, accrued interest, taxes payable, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable to shareholders approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2011.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis and, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011, nor any gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

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

Impairment of Long-Lived Assets

In accordance with Statement of ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement, the Company reviews the carrying value of its long-lived assets, which includes property and equipment, and intangible assets (other than goodwill) annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models. Management conducted an evaluation of long-lived assets and determined no impairments currently exist. Accordingly, we did not recognize any impairment charges in the quarters ended March 31, 2011 or 2010.

Revenue Recognition

Product Sales and Services - The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue that is subject to refund, and for which the product has not been delivered or the service has not been rendered net of an estimated allowance for breakage. The Company revenue recognition policies for each its products and services are as follows:

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

•
Subscription Fees – “DubLi Business Associates” pay a $175 annual subscription fee for the marketing and training services provided by DubLi Network. Subscribers to our online entertainment and shopping services pay monthly subscription fees ranging from $5 to $20. All proceeds from the sales of subscription fees are recorded as deferred revenue and recorded as revenue ratably over the twelve month service period plus any promotional extensions.

•
Online shopping mall revenue is earned principally from revenue rebates (commissions) earned from merchants participating in its online shopping malls. The Company receives rebates from participating merchants on all transactions processed by BSP Rewards through its online mall platform. The percentage rebate paid by merchants varies between 1% and 30% and BSP Rewards normally shares 50% of the rebate with the member who made the purchase in the form of “Rewards Points.” The members’ share of the rebates are recorded as a liability until claimed by the member or until the two year expiration period is reached at which time the unclaimed Rewards Points are taken into income.

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

Computation of Income and Loss per Share

The Company computes income and loss per share in accordance with ASC 260, previously SFAS No. 128, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential Common Stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive shares of Common Stock are considered anti-dilutive and thus are excluded from the calculation. As of March 31, 2011, the Company had two classes of potentially dilutive derivatives of Common Stock as a result of warrants granted and options.

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

Enrollment fees - We determined that revenue from the sale of our eBiz kits was erroneously recorded for each of the first three quarters during the year ended December 31, 2010 and for the fiscal year ended September 30, 2009. As a result, our previously issued financial statements for the periods identified above, had overstated revenues. The Company's non-refundable eBiz kits fee revenue was previously recognized when collected. Based on a review of Staff Accounting Bulletin (“SAB”) 104, the Company revised its revenue recognition of non-refundable eBiz kits to recognize them on a straight-line basis over the term of the renewal period (12 months). In this connection, we determined that periods referred to above, we had insufficient personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters.

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

The Company has filed with the SEC, Amended Quarterly Reports on Form 10-Q /A as of December 31, 2009, March 31, 2010 and June 30, 2010 and for each of the three months then ended and the Company has also restated the September 30, 2009 consolidated financial statements.

Note 3 – Restricted Cash

The Company has agreements with organizations that process credit card transactions arising from purchases of products and DubLi Credits by business associates and customers of the Company. Credit card processors have financial risk associated with the products and services purchased because the processor generally forwards the cash related to the purchase to the Company soon after the purchase is completed. The organizations that processes MasterCard/Visa transactions allows the credit card processor to create and maintain a reserve account that is funded by retaining cash that it otherwise would deliver to the Company (i.e., “restricted cash”). The reserve requirements have ranged from a low of 5% to a high of 50% for a rolling term of six months. The restricted cash is on deposit with two such merchant account providers, one in Europe and one in the United States. With the European processor, the Company had on deposit $426,929 and $351,111 as of March 31, 2011 and September 30, 2010, respectively. With the U.S. processor, the Company had on deposit $2,164,073 with a $125,000 provision for impairment loss for a net asset value of $2,039,073 as of March 31, 2011.

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

On October 27, 2010, DUBLICOM Limited and DubLi Network Limited, both of which are wholly owned subsidiaries of the Company, initiated legal action against NMC in U.S. District Court for the Southern District of Florida (the “Court”) to seek recovery of the approximately $2,162,000 of reserves (which is approximately 37% of all such sales) held at the direction NMC plus various other awards, costs and expenses. NMC’s legal counsel has since informed the Company that NMC is in bankruptcy, the subject funds are being held in escrow in California by a third party in a bank account and such funds are not involved in the NMC bankruptcy case. The Court issued an order transferring the case to a U.S. District Court in California. For additional information pertaining to the case, see Part II, Item 1 of this Form 10-Q. The Company will continue to aggressively pursue legal action against NMC and, based upon advice of counsel, expects to recover the funds.

Note 4 – Foreign Currency

Three of the Company’s foreign subsidiaries designate the Euro as their functional currency. The total amount of cash held by foreign subsidiaries, translated into U.S. Dollars at March 31 is as follows:

	March 31, 2011			September 30, 2010
	Unrestricted	Restricted Current	Restricted Long-Term	Unrestricted	Restricted Current	Restricted Long-Term
Euro	$193,777	$94,606	$-	$211,034	$193,641	$-
Australian Dollar	48,219	174,809	-	72,386	92,596	-
U.S. Dollar	103,555	157,514	2,164,073	54,022	64,874	2,037,495
Total	$345,551	$426,929	$2,164,073	$337,442	$351,111	$2,037,495

Note 5 – Deferred Revenue and Expense

The Company defers revenue from: (1) the unearned portion of the annual subscription fees paid by business associates who join the DubLi Network, (2) the unearned portion of the monthly online entertainment and shopping subscriptions fees, and (3) the value of the “DubLi Credits” sold to customers but not yet used to bid at auction, net of estimated breakage. The Company also defers direct and incremental direct costs related to the sale of “DubLi Credits” under the caption “Prepaid customer acquisition costs.” The following summarizes the components of deferred revenue:

	March 31, 2011	September 30, 2010

Prepaid customer acquisition costs	$566,947	$956,017

Unused DubLi Credits	$1,057,130	$1,791,881
Subscription fees	734,212	1,100,516
	$1,791,342	$2,892,397

Note 6 – Property and Equipment

Equipment consists of office furniture, computer equipment and software at March 31 as follows:

	March 31, 2011	September 30, 2010
Cost	$2,452,110	$2,487,405
Accumulated Depreciation	(1,192,710)	(766,223)
Total	$1,259,400	$1,721,182

Depreciation expense was $196,066 and $473,688 and $7,576 and $19,595 for the three and six months ended March 31, 2011 and 2010, respectively.

Note 7 – Real Estate Contract

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights (described below) to the Company. The Cayman Property Rights, which had a book value of $2,846,862 as of March 31, 2011, were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property valued at $2,132,375, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments for a total contract price of $3,000,000. The contract was paid in full in March 2011 and the Company is waiting to receive title.

The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi business associates upon completion of certain performance objectives. See also Note 12 Merger for a description of the May 24, 2010 acquisition of DubLi Properties, LLC and its land purchase agreement.

Note 8 – Note Payable

In April 2010, the Company purchased and financed an automobile for $41,277 with a note payable for sixty monthly payments of principle and interest of $807. Interest accrues at 6.5 percent and the loan matures as follows: 2011; $5,704, (included in current liabilities) 2012; $8,047, 2013; $8,581, 2014; $9,152 and 2015; $3,183.

Note 9 – Commitments and Contingencies

Litigation

The Company has historically relied upon two service providers to process credit card transactions arising from purchases of the Company’s services and products. A dispute has arisen between the Company and one such service provider, National Merchant Center (“NMC”) as to the permitted amount of reserves, if any, that NMC is permitted to maintain and the length of time NMC may hold such reserves under the Merchant Services Processing Agreement entered into by NMC and the Company (the "Agreement"). On September 22, 2010, two wholly-owned subsidiaries of the Company, Dublicom Limited and DubLi Network Limited (collectively, the "Subsidiaries"), through counsel, made demand upon NMC to release the monies held in reserve in connection with the Company’s account under the Agreement. On October 27, 2010, the Subsidiaries initiated legal action against NMC in the Circuit Court in and for Miami-Dade County, Florida seeking recovery of approximately $2,162,000 of reserves held at the direction of NMC plus various other awards, costs and expenses. The Subsidiaries alleged that NMC committed civil theft and conversion by its wrongful retention and misuse of the reserve funds. On November 1, 2010, NMC informed the Company that it was terminating the Company’s merchant account with NMC and holding all of the Company’s funds and deposits for a period of 180 days after the last chargeback. Notably, the Company's historical chargebacks under the Agreement averaged less than 1.2% of sales or approximately $63,000 since the reserve account was established in December 2009. Thereafter, the Company learned that NMC was in Chapter 11 bankruptcy and, on or about November 12, 2010, the Company learned that the reserve funds in dispute were being held in an escrow account at Wells Fargo Bank, maintained by First Data Merchant Services ("First Data"), as processor for NMC, and were not involved in NMC's bankruptcy. The case filed in Circuit Court was removed to the U.S. District Court for the Southern District of Florida and subsequently transferred to the U.S. District Court for the Central District of California.

On February 9, 2011, NMC filed suit against the Company in the Superior Court of the State of California, Case Number: 30-2011-00449062-CU-BC-CJC, seeking to recover approximately $706,000, as a termination fee under the Agreement, plus attorneys' fees, interest and costs. NMC alleges that the Company breached the Agreement by not using NMC as its exclusive credit card processor and by taking the position that the Company does not own the website www.dubli.com. NMC alleges that it terminated the Agreement based upon the Company's alleged breaches of the Agreement and is therefore entitled to recover a termination fee. On March 17, 2011, the Company removed the action to the California Federal Court, where it is currently pending, Case No 8:11-cv-00433-AG-JCG. On April 7, 2011, the Company filed an Answer to the complaint, in which it denied NMC's substantive allegations, raised affirmative defenses to NMC's claims and asserted Counterclaims against NMC, First Data and parties identified as Roes 1 – 20. The Company's counterclaims, all of which are based upon or relate to the Agreement, assert claims for relief in tort and contract and also assert claims for injunctive and declaratory relief. The Company has asserted its counterclaims to obtain a judicial determination of its rights under the Agreement and to obtain the release of approximately $2,162,000 of reserve funds being held in an escrow account by First Data. On April 8, 2011, the Court entered an Order setting a Scheduling Conference on June 13, 2011.

For additional information about both cases, see Part II, Item 1 of this Form 10-Q.

Note 10 – Stock Subscription

The Company is conducting a three million dollar private placement offering, exempt from the registration requirements of the Securities Act of 1933, as amended under Regulation S. The offering is limited to European investors who are non-U.S. persons, as defined in Regulation S, and is expected to close in May 2011. As of March 31, 2011, the Company received stock subscriptions totaling $1,146,117 representing approximately 9.0 million shares. Subsequent to March 31, 2011, the Company received additional subscriptions for approximately $462,000 representing an additional 3.1 million shares.

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

In January 2010, DubLi Network Limited was asked to lend $150,000 to the Company to, among other things, satisfy the Company’s $135,978 of indebtedness to Mr. Martin Berns and $30,000 to Mr. Eugene Berns. Although DubLi Network Limited maintained that it had no legal obligation to extend such a loan pursuant to the Merger Agreement, on January 5, 2010 DubLi Network Limited lent an additional $100,000 to the Company and on January 11, 2010, the Company’s debts to Messrs. Martin and Eugene Berns were satisfied in full. The loan was assumed by the Company in the merger and has been eliminated in the consolidation of the financial statements along with all other intercompany debt.

Transactions with Directors and Officers

Michael Hansen - As a Company founder, Mr. Hansen has been involved in the Company’s operations since its inception and accordingly, he is business associate No. 1 holding the rank of Senior Vice President in the DubLi network organization. Like any other vice president in the Network, Mr. Hansen has numerous business associates whose income from earned commissions is shared with business associates at higher levels, as more fully described in Item 2, Business. In this connection, Mr. Hansen earned commissions of $200,538 and $337,237 during the years ended 2010 and 2009, respectively, of which Mr. Hansen was actually paid commissions of $100,000 and $157,321 during the years ended 2010 and 2009, respectively. Mr. Hansen was owed commissions of $272,121 and $175,281 as of September 30, 2010 and 2009, respectively. Effective September 30, 2010, Mr. Hansen waived his right to the earned but unpaid commissions and forgave the debt to the Company. For the three and six months ended March 31, 2011 Mr. Hansen earned $95,056 and $155,478, respectively and was paid $-0-in commissions leaving an unpaid balance of $155,478. As Founder, Mr. Hansen is exempt from the requirement that business associates must purchase credits from the Company for resale in order to earn the maximum commissions.

During the nine month period ended September 30, 2009, Michael Hansen, the President and Chief Executive Officer of the Company, loaned $99,855 to a subsidiary of CG subsequently acquired in the Merger. The loan was interest free and the Company repaid the loan in full on January 11, 2010.

During 2010, Michael Hansen advanced the Company $399,356 for working capital purposes. The loan is evidenced by an unsecured note dated August 22, 2010, payable by the Company to Mr. Hansen in the amount referenced above. The note is interest free and payable upon demand of Michael Hansen made after August 21, 2011. During the fourth quarter of 2009, Mr. Hansen advanced an additional $441,528 to the Company without interest or repayment terms, which advance increased the total debt owed to Mr. Hansen to $840,884 at September 30, 2010. Subsequent to September 30, 2010, Mr. Hansen advanced the Company an additional $426,069 resulting in a total debt of $1,266,953 as of March 23, 2011 the date upon which the Company and Mr. Hansen entered into $5 million Promissory Grid Note (“Grid Note”). The amount of this Note equals an existing outstanding balance of $1,266,953 then owed to Mr. Hansen plus any new borrowings under the Grid Note up to an aggregate of $5 million at any given time. This Note is issued in replacement of the Promissory Note dated August 23, 2010 in the principal amount of $399,356. The Grid Note has a term of one year; bears interest at 6% per annum accruing from the date of the Grid Note and is guaranteed by DubLi Properties, LLC and secured by a pledge of its assets. At March 31, 2011 the balance of the note was $899,739.

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights (described below) to the Company. The Cayman Property Rights, which had a book value of $2,669,138 as of March 31, 2011, were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property valued at $2,132,375, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments for a total contract price of $3,000,000. The contract was paid in full in March 2011 and the Company is waiting to receive title. The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi’s business associates upon completion of certain performance objectives.

Note 12 – Stock and Equity

Common Stock

The Company had authorized 500 million and 50 million shares of Common Stock, par value $.001 per share, at March 31, 2011 and September 30, 2010, respectively. Common shares issued and outstanding at March 31, 2011 and 2010 were 318,586,463 and 244,200,626, respectively.

Preferred Stock

The Company had authorized 5,000,000 shares of Preferred Stock, par value $0.01 per share, at March 31, 2011 and December 31, 2009, respectively. As of March 31, 2011 and September 30, 2010, respectively, there were no shares of Preferred Stock outstanding. On May 24, 2010, 1,141,933 preferred shares were returned to the Company and cancelled. On December 31, 2010, the remaining 3,858,067 shares of Preferred Stock outstanding, all of which were designated as “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”) were converted to 214,178,946 common shares.

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

Under the Certificate of Designation in effect prior to December 31, 2010, the Series A Preferred Stock was automatically convertible into shares of the Common Stock at the conversion ratio of 55.514574 shares of Common Stock for each share of the Series A Preferred Stock (the “Conversion Ratio”). The holders of the Series A Preferred Stock were not entitled to any dividend preference but were entitled to participate pari passu in dividends declared with respect to the Common Stock as if the Series A Preferred Stock was converted in Common Stock at the Conversion Ratio. Similarly, the holders of the Series A Preferred Stock were not entitled to any liquidation preference but, in the event of any liquidation, dissolution or winding up of the Company, the outstanding shares of Series A Preferred Stock would be deemed converted into shares of Common Stock at the Conversion Ratio and would participate pari passu in the distribution of liquidation proceeds. Holders of the Series A Preferred Stock were entitled to vote on matters presented to the holders of Common Stock as if the Series A Preferred Stock was converted into the Common Stock at the Conversion Ratio. Except as provided by Nevada law, holders of Series A Preferred Stock vote together with the holders of Common Stock as a single class.

Prior to December 31, 2010, the Company did not have reserved and available out of its authorized but unissued shares of Common Stock the number of shares of common stock that was sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock. The Company’s shareholders had not previously effectively approved an increase in the Company’s authorized shares of Common Stock to five hundred million (500,000,000) shares.

Change in Control

On October 19, 2009, there was a change in the effective control of the Company. On that date, pursuant to the Merger Agreement (the “Merger Agreement”), dated as of August 10, 2009, and subsequently amended and restated on September 25, 2009, among the Company, the Company’s then subsidiary MediaNet Merger Sub, Inc., a Nevada corporation, and CG Holdings Limited, the Company acquired all of the issued and outstanding shares of CG for 5,000,000 shares of the Company’s Series A Preferred Stock (the “Merger”). Holders of the Series A Preferred Stock were entitled to vote on matters presented to the holders of Common Stock as if the Series A Preferred Stock was converted into the Common Stock at the Conversion Ratio. Accordingly, Zen Holding Group Limited, the sole record holder of CG owns approximately 87% of the voting power of the Company. Michael Hansen and Michel Saouma, who is neither a director nor executive officer of the Company, indirectly share the right to vote and make investment decisions with respect to the shares held by Zen.

In addition, as a condition to the Merger, the Company agreed to appoint:

•	Michael Hansen as a director and as President and Chief Executive Officer of the Company;

•	Kent Holmstoel as Chairman of the Board and Chief Operating Officer of the Company; and

•	Andreas Kusche as a director and as General Counsel of the Company.

In connection with the Merger, all of the persons serving as directors of the Company as of October 19, 2009, resigned. On October 29, 2009, the Company appointed Mr. Hansen as President and Chief Executive Officer, Mr. Holmstoel as Chief Operating Officer and Mr. Kusche as General Counsel of the Company. Also on such date, Steven Adelstein was appointed to the Board by Mr. Berns, who was then the sole remaining Board member. On February 23, 2010, Mr. Adelstein resigned and was replaced by Andreas Kusche. The appointment of Messrs. Hansen and Holmstoel was effective on December 31, 2010, upon our compliance with Securities and Exchange Commission Rule 14f-1. On September 10, 2010 the Company filed a Schedule 14f-1 with Securities and Exchange Commission and made a distribution of such schedule to its shareholders. The Company also filed a Form 8-K announcing the effectiveness of the appointment of Messrs Hansen and Holmstoel on September 20, 2010.

Note 13 – Warrants and Options

As of March 31, 2011 and September 30, 2010, the Company had outstanding warrants to purchase up to -0- and 801,250 shares of Common Stock and options then exercisable to purchase up to 2,125,000 million and 1,000,000 and shares of Common Stock, respectively. These securities give the holder the right to purchase shares of the Common Stock in accordance with the terms of the instrument.

	Warrants	Options
Balance, September 30, 2010	801,250	1,000,000
Granted	-	1,125,000
Exercised	-	-
Expired	(801,250)	-
Balance, March 31, 2011	-	2,125,000

All of the warrants expired unexercised. The Option are described below.

2010 Omnibus Equity Compensation Plan

The 2010 Omnibus Equity Compensation Plan (the “Plan”) became effective September 30, 2010. The 2010 Omnibus Equity Compensation Plan has not been approved by our stockholders. The Plan is designed for the benefit of the directors, executives, employees and certain consultants and advisors of the Company (i) to attract and retain for the Company personnel of exceptional ability; (ii) to motivate such personnel through added incentives to make a maximum contribution to greater profitability; (iii) to develop and maintain a highly competent management team; and (iv) to be competitive with other companies with respect to executive compensation. Awards under the Plan may be made to Participants in the form of (i) incentive stock options; (ii) nonqualified stock Options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. A total of 50 million shares of Common Stock have been reserved for issuance under the Plan. As of March 31, 2011, options with respect to 5 million shares were granted to Mr. Mroczkowski, our Chief Financial Officer, and options with respect to 500,000 shares were granted to Anabella Teverovsky, our Controller. All options are outstanding. All of these outstanding options were granted with an exercise price at $.001. As of March 31, 2011, Mr. Mroczkowski’s options had vested with respect to 2 million shares and the balance vest at the rate of 500,000 shares each quarter through December 31, 2012 and have a maximum term expiring in 2020. As of March 31, 2011, Ms. Teverovsky’s options had vested with respect to 125,000 shares and the balance vest at the rate of 62,500 shares each quarter through December 31, 2012 and have a maximum term expiring in 2020.

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

The following table shows the number and weighted-average grant-date fair value of equity instruments for all of the of equity instruments issued under the 2010 Omnibus Equity Compensation Plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at the beginning of the quarter	10,937,500	$2,486,823
Granted during the quarter	-	-
Vested during the quarter	(1,562,500)	(372,279)
Forfeited during the quarter	-	-
Non-vested at the end of the quarter	9,375,000	$2,114,544

The Company recognized $330,438 and $660,876 and $0 and $0 compensation expense from the restricted stock awards and the option grant for the three and six months ended March 31, 2011 and 2010, respectively.

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

DubLi Properties - Property Orally Pledged to DubLi

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights to the Company. The value of the contract at the date of contribution was $1,440,708. The Cayman Property Rights, which had a book value of $2,669,138 as of March 31, 2011, were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments. The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi business associates upon completion of certain performance objectives.

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

The Company and Mr. Hansen had previously expected that the investors in DubLi.com, LLC (the “DubLi.com Investors”) would receive from Zen Holding certain shares of Common Stock. With the acceleration of the Merger closing and Merger restructuring, the DubLi.com Investors were expected to receive from Zen Holding 62,679,116 shares of Common Stock upon the conversion of the Series A Preferred Stock to Common Stock. Since Zen Holding has not transferred and does not intend to transfer Common Stock to the DubLi.com Investors as previously anticipated, the Company and Zen Holding entered into an agreement, dated May 24, 2010 (the “Post-Merger Agreement”), pursuant to which Zen Holding returned to the Company 1,129,057 shares of Preferred Stock, which were otherwise convertible into 62,679,116 shares of Common Stock.

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

Accordingly, the Company transferred the Loyalty Shares to a trust (the “Trust”) on March 28, 2011, (the “Initial Transfer Date”) and, on March 28, 2012 (the “Final Transfer Date”), have the Trust transfer the Loyalty Shares to the Beneficiaries (the “Two Step Transfer”). The Loyalty Shares are expected to be freely transferrable after the Final Transfer Date.

The Company believes the Two Step Transfer process is preferable to conducting some form of registered offerings in the United States and numerous other countries due to, among other things, the projected expense and time required to complete registered offerings in numerous jurisdictions.

Establishment of the Trust and Issuance of the Loyalty Shares

The Two Step Transfer process is governed by the share transfer agreement, dated February 25, 2011 (“Share Transfer Agreement”).  The Trust was established on March 28, 2011, and is administered by Batista Guerra y Asociados, an independent offshore trust company (the “Trustee”), pursuant to the terms and conditions set forth in the trust agreement which was signed on February 25, 2011 (the “Trust Agreement”).  The following summary of the Share Transfer Agreement and the Trust Agreement is qualified in its entirety by the actual forms of agreement filed as exhibits hereto and which are hereby incorporated by reference herein.

The Company was not required to issue the Loyalty Shares to the Trust until prior satisfaction of the following, among other things: (1) the terms of the Share Transfer Agreement have been publicly disclosed by the Company at least 20 days prior to the issuance of the Loyalty Shares to the Trust; (2) on or prior to the Initial Transfer Date, the Company shall not have received any comments from the SEC or any other comparable foreign or U.S. State regulator with respect to the transactions contemplated by the Share Transfer Agreement (other than comments that are resolved to the satisfaction of the Company, in its sole and absolute discretion); and (3) on or prior to the Initial Transfer Date, the Company shall not have received notice of any demand, claim or a threatened claim with respect to the transactions contemplated by the Share Transfer Agreement (other than comments, demands, claims or threatened claims that are resolved to the satisfaction of the Company, in its sole and absolute discretion).

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

Accounting for Two Step Transfer

When the Two Step Transfer is concluded as planned:

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

The Company has reacquired and cancelled 1,141,933 shares of preferred stock (convertible into 63,393,933 shares of common stock) pursuant to an agreement with Zen Holding dated May 24, 2010, which agreement did not require the Company to tender Zen Holding any consideration. The Company has issued 63,393,933 new common shares pursuant to the Share Transfer Agreement. The new share issuance is equivalent to the number of common shares into which the preferred stock would have converted.

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

4.
For no consideration, the Company has issued 63,393,933 common shares on March 28, 2011, and recorded an increase in common stock par value and a reduction of paid-in capital of $63,394 which is disclosed in this Form 10-Q for the second quarter ending March 31, 2011.  In accordance with ASC 805-50-05-4, the common shares will be issued at par value and no goodwill or other step-up of assets will be recognized because the shares will be issued to the members of DubLi.com, LLC, (see Note 2) an entity under common control.  The shares will be issued to the members in proportion to their ownership of DubLi.com, LLC.

The following table illustrates the accounting for the aforementioned transactions:

		Series A	Series A	Common	Common
		Preferred Stock	Preferred Stock	Shares	Stock	Paid-In
		Issued	Par Value	Issued	Par Value	Capital
1.	Oct 19, 2009; Preferred shares Issued in merger transaction	5,000,000	$50,000			$(50,000)
2.	May 24, 2010; Return and cancel preferred shares	(1,141,933)	(11,419)			11,419
3.	December 31, 2010; Convert preferred to common shares	(3,858,067)	(38,581)	214,178,946	$214,179	(175,598)
4.	March 28, 2011; Issue common shares			63,393,933	63,394	(63,394)
Totals		-0-	$-0 -	277,572,879	$277,573	$(277,573)

Note 15 – Subsequent Events

Currency Translation Effects

Subsequent to the balance sheet date the exchange rate between the EURO and the US dollar increased by approximately 5.28%.  These recent changes would increase the currency translation adjustment and decrease comprehensive income and current assets by approximately $34,000.

New Members of the Board of Directors

On April 8, 2011, the Company announced that Niels Burtenshaw Thuesen, Blas Garcia Moros, and Lester Rosenkrantz were appointed to the Company’s Board of Directors (the “Board”).  All three new members have agreed to serve on the Audit Committee of the Board.

Note 16 - Segment Information

SFAS No. 131 (ASC280) requires that the Company disclose information about its operating segments. The Company has two strategic business units, one which sells DubLi Credits through the web sites for use on its online auctions and the second that offers an online shopping experience from which the Company earns rewards on products and services from participating merchants. In October 2010, the Company rolled out DubLi Entertainment, a music sharing service. All of these services are offered through the same website and share the same synergies. Currently, the Company accounts for these services in separate accounts but within one set of financial statements. Evaluation procedures are performed on the Company as a whole.

Geographically, the Company revenues are segmented in the following markets:

European Union	$2,919,934	45%
North America	709,526	11%
Australia & New Zealand	1,155,391	18%
Worldwide	1,722,956	26%
	$6,507,807	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Introductory Note
Caution Concerning Forward-Looking Statements

The discussion contained in this Form 10-Q, contains forward-looking statements that involve risks and uncertainties.  The issuer’s actual results could differ significantly from those discussed herein.  These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q.  The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

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

See also the risks discussed in our Form 10-K for the fiscal year ended September 30, 2010 and those discussed in other documents we file with the Securities and Exchange Commission.

However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Form 10-Q. We do not undertake to update any forward-looking statement, except as required by law.  Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three and six months ended March 31, 2011 compared to the three and six months ended March 31, 2010; and (ii) our financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-Q.

MediaNet Group Technologies, Inc. (“MediaNet Group” or the “Company”) through its wholly owned subsidiaries is a global marketing company that sells branded merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  As of March 31, 2011, our online auctions were conducted in Europe, North America, Australia and New Zealand and a global auction portal serving the balance of the world. We have a large network of independent business associates that sold “credits”, or the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  These auctions are designed to offer consumers real savings on these high end goods.  The Company, through its BSP Rewards subsidiary, also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

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

Credits are sold to consumers directly by DubLi, through our network of business associates, or through the Partner Program (described below).  As of March 31, 2011, approximately 94% of our Credit sales are made through our network of business associates and, accordingly, we are dependent on our business associates for a significant portion of our sales.  As of March 31, 2011, we had business associates located in over 87 countries.  Business associates are incentivized to locate and sponsor new business associates (“Downstream Associates”) and establish their own sales organization.

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

BSP Rewards

BSP Rewards provides private branded loyalty and rewards programs designed as a shopping service through which members receive rebates (rewards points) on purchases of products and services from participating merchants in our Internet mall platform.  These rewards act as a common currency that may be accumulated and donated to a charity or loaded onto a debit MasterCard and used towards additional purchases from any participating merchant in the program. Additionally, once the loyalty points are loaded on the MasterCard, the consumer can utilize this debit card at any merchant where the debit MasterCard is accepted.

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

We have also developing a new platform of websites to better provide DubLi.com shoppers with an enjoyable experience. The new platform provides DubLi.com shoppers’ website displays that, among other things: facilitate shoppers’ monitoring and participation in Xpress Auctions and Unique Bid Auctions simultaneously; provide shoppers with expanded merchandise search capabilities; and provides shoppers with expanded capabilities to monitor auctions.

We are also contemporaneously seeking to expand our service offering to a wide range of entertainment products and services via streaming content downloads (i.e. music, movies, television and radio).

Working from the “Cinch” technology we acquired from MSC, Inc., in October 2009, we intend to offer users a fast and convenient method of locating and enjoying entertainment content readily available on the Internet, free of charge.  We hope that Cinch will expand DubLi.com's relationship with its shoppers and thereby assist us to better identify our shopper’s needs and shopping habits.

MediaNet is targeting to launch its new websites during 2011 and has launched new sites in Germany and the U.S. as of April 27, 2011.  See “Risk Factors.”

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

BSP’s business-to-business model enables customers from each of its private branded malls to participate in the rewards malls.  These customer members are either employees from the sponsor of the private branded mall, debit card customers, representatives of network marketing programs and a variety of other membership bases.

Results of Operations

The following table sets forth certain of our results of operations for the periods indicated.

	Three months ended			Six months ended
	March 31,		Increase	March 31,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Revenues	$3,076,926	$6,332,129	$(3,255,203)	$6,507,807	$10,616,064	$(4,108,257)
Direct cost of revenues	1,282,054	3,546,552	(2,264,498)	2,968,257	6,760,916	(3,792,659)
Gross profit	1,794,872	2,785,577	(990,705)	3,539,550	3,855,148	(315,598)
Selling, general and administrative	3,144,469	1,529,680	1,614,789	5,460,170	2,137,420	3,322,750
Income (loss) from operations	(1,349,597)	1,255,897	(2,605,494)	(1,920,620)	1,717,728	(3,638,348)
Other (expense) income	(2,302)	(5,512)	3,210	(1,334)	(7,138)	5,804
Income (loss) from operations before income taxes	(1,351,899)	1,250,385	(2,602,284)	(1,921,954)	1,710,590	(3,632,544)
Income taxes-benefit (expense)	-	-	-	-	-	-
Net Income (loss)	(1,351,899)	1,250,385	(2,602,284)	(1,921,954)	1,710,590	(3,632,544)
Foreign currency translation adjustment	299,038	(395,991)	695,029	638,587	(412,309)	1,050,896
Comprehensive Income (Loss)	$(1,052,861)	$854,394	$(1,907,255)	$(1,283,367)	$1,298,281	$(2,581,648)

Revenues

We had revenues of $3,076,926 for the three months ended March 31, 2011, a decrease of $3,255,203, or 51.4%, as compared to $6,332,129 in the same period ended March 31, 2010.  In the six months ended March 31, 2011, we had net revenues of $6,507,807, a decrease of $4,108,257, or 38.7%, as compared to $10,616,064 in the same period ended March 31, 2010.

The revenue decreases are largely due to reductions in revenue from our subsidiary, BSP Rewards.  Management made a decision during fourth quarter of 2010 to focus the Company’s resources and efforts on higher margin business, primarily its new shopping platform, and eliminate its low margin gift card business from its websites.  While the Company has continued to maintain some of its older format malls, it has focused its marketing efforts on the new platform which launched in Germany in February and the US in April.

Revenue decreases also occurred in both the sales of auction products and sales of DubLi Credits. These sales are generated primarily by our network of business associates and changes in our revenue are directly related to the business associates’ productivity.  As we are introducing new products and services to the business associates, their productivity is negatively affected during the introductory periods.

Direct Cost of Revenues

Direct Cost of Revenues primarily includes the cost of acquiring products to sell in our online auctions, website operation costs and business associate commission expenses. During the three months ended March 31, 2011, we had direct cost of revenues of $1,282,054, or 42% of revenues, versus direct cost of revenues of $3,546,552, or 56% of revenues, in the same period in 2010.  During the six months ended March 31, 2010, we had direct cost of revenues of $2,968,257 or 46% of revenues, compared to direct cost of revenues of $6,760,916, or 64%, of revenues in the same period in 2010. This 63.9% and 56.1% decrease is primarily attributable to the discontinued sale of gift cards from the BSP Rewards online mall as described above. The gift cards had a much higher percentage cost of revenue than our other product offerings thus by eliminating gift card sales, we greatly improved our profit ratio.  In the fourth quarter of 2010, we also changed our method of estimating deferred revenue and expense which we believe provides a more accurate matching of unearned revenue and related direct costs. Variability in the direct costs as a percentage of revenues is a function of the reverse auction bidding process wherein the mix of products offered at auction directly affects the amount of bidding revenue earned from the redemption of DubLi Credits.

Gross profit

We had gross profit of $1,794,872 and $2,785,577 for the three months ended March 31, 2011 and 2010, respectively.  Gross profit margin was 58% and 44% for those periods. We had gross profit of $3,539,550 and $3,855,148 for the six months ended March 31, 2011 and March 31, 2010, respectively.  Gross profit margin was 54% and 36% for the six months ended March 31, 2011 and March 31, 2010, respectively. The 14% and 18% increase in gross profit percentage is a result of the factors described above in Direct Cost of Revenues.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 were $3,144,469, or 102% of revenues, compared to operating expenses of $1,529,680, or 24% of revenues, for the same period ended March 31, 2010. Operating expenses for the six months ended March 31, 2011 were $5,460,170, or 84% of revenues, compared to operating expenses of $2,137,420, or 20% of revenues, for the same period ended March 31, 2010. The expenses as a percent of revenue are higher than we normally expect due to decreases in revenue and the high cost of planned improvements to our operations including enhancements to our auction websites and backend software.  Operating expenses are also high during the period due to significant professional fees for legal, accounting, tax, and other consultants in connection with litigation, SEC filings, audits, internal control improvements and systems upgrades.

Net Income

We had a net income (loss) of $(1,351,899) or (44) % of revenues for the three month period ended March 31, 2011 compared to comprehensive income of $1,250,385 or 20 % of revenues for the same period ended March 31, 2010. We had a net income (loss) of $(1,921,954) or (30) % of revenues for the six month period ended March 31, 2011 compared to net income of $1,710,590 or 16 % of revenues for the same period ended March 31, 2010.Our net income is a function of revenues, cost of sales and other expenses, as described above.

Earnings (loss) per share in the three month period ended March 31, 2011 were $(0.01) per basic and $0.00 per fully diluted share based on basic weighted average number of shares outstanding during the period of 247,129,155 and fully diluted weighted average number of shares of 249,696,480 compared to earnings per basic share of $0.04 and $0.00 per fully diluted share in the three months ended March 31, 2010 on the basic weighted average number of shares outstanding of 28,484,206 and the fully diluted weighted average number of shares of 339,037,717.

Earnings (loss) per share in the six month period ended March 31, 2011 were $(0.01) per basic and $0.00 per fully diluted share based on basic weighted average number of shares outstanding during the period of 246,148,800 and fully diluted weighted average number of shares of 248,645,221 compared to earnings per basic share of $0.06 and $0.01 per fully diluted share in the six months ended March 31, 2010 on the basic weighted average number of shares outstanding of 28,484,206 and the fully diluted weighted average number of shares of 277,167,462.

For periods that the Company reports a loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, potential common shares with combined purchase prices and unamortized compensation cost in excess of the Company’s average common stock fair value for the related period are considered anti-dilutive.

Foreign Currency Translation

We had a foreign currency translation adjustment of $299,038 in the three month period ended March 31, 2011 and a foreign currency translation adjustment of $(395,991) in the three month period ended March 31, 2010. We had a foreign currency translation adjustment of $638,587 in the six month period ended March 31, 2011 and a foreign currency translation adjustment of $(412,309) in the six month period ended March 31, 2010. These non-cash adjustments are the result of translating the European subsidiaries’ financial statements from their functional currency, the Euro, into US Dollars for financial reporting purposes.  The amounts are reflected as other comprehensive income (loss) and do not affect net income or earnings per share.

Comprehensive Income

We had a comprehensive income (loss) of $(1,052,861) or (34) % of revenues for the three month period ended March 31, 2011 compared to comprehensive income of $854,394 or 13 % of revenues for the same period ended March 31, 2010. We had a comprehensive income (loss) of $(1,283,367) or (20) % of revenues for the six month period ended March 31, 2011 compared to comprehensive income of $1,298,281 or 12 % of revenues for the same period ended March 31, 2010. Our comprehensive income is a function of net income and the foreign currency translation adjustment as described above.

Liquidity and Capital Resources

General

As of March 31, 2011 and September 30, 2010, we had working capital of approximately $(3,390,159) and $(4,015,429), respectively.  Our working capital has increased $625,270 in the six month period ended March 31, 2011 primarily due to $1.1 million in stock subscriptions received offset by operating losses and normal fluctuations in the components of working capital. Our working capital is constrained because we have restricted cash of $2,164,073 classified as a non-current asset that was not available for use in operations.

As of March 31, 2011, we had cash and cash equivalents of $370,442.  We also had $426,929 of restricted cash in current assets in addition to the $2.1 million described above.  Restricted cash is a cash reserve maintained by our credit card processors on sales processed by them.  Our credit card processors are currently maintaining a 20% reserve for six months on each sale processed by them.

Our principal use of cash in our operating activities has historically been for restricted cash, inventory and for selling and general and administrative expenses, both prepaid and expensed.

Operating Activities

Cash flows provided (used) by operating activities during the six months ended March 31, 2011 were $(1,242,342), compared to cash flows provided by operating activities of $444,918 during the six months ended March 31, 2010. Significant items of working capital that reduced cash flows from operations for the six months ended March 31, 2011 include: an increase in restricted cash of $61,332; a decrease of accrued loyalty points $64,866; a decrease in commissions payable of $536,986; and, a decrease in deferred revenue of $1,164,680.  Items of working capital that increased cash flows from operations include increases in accounts receivable and inventory of $150,292 an increase in prepaid expenses of $94,224; an increase in prepaid customer acquisitions costs of $409,268; a decrease in accounts payable of $119,822 and an increase in accrued liabilities of $505,566. Non-cash expenses included in net income include depreciation and amortization of $ 473,688; stock based compensation of $660,876 and Dubli Credits given as promotions included in expense for $93,740.

Investing and Financing Activities

Cash flows (used) in investing activities were $(105,891) and $(1,168,942) for the six months ended March 31, 2011 and 2010, respectively.  Our primary uses of cash for investing activities were the payment on the real estate contact of $327,724 and $35,055 for office equipment and other assets offset by reduction in restricted cash of $256,888.

Cash flows provided by financing activities were $1,170,270 for the six months ended March 31, 2011, from the $24,153 net proceeds borrowed on the note payable related party and $1,146,117 of stock subscriptions received.

In the six months ended March 31, 2011, we utilized approximately $1,242,342 of cash from operations and $105,891 of cash for investment activities.  We financed this $1,348,233 use of cash with our pre-existing cash resources and approximately $24,153 of net cash advances from our Chief Executive Officer, Mr. Michael Hansen and $1,146,117 of stock subscriptions received.  For the year ending September 30, 2011, we anticipate our capital needs for operating and investing activities will be approximately $2 million.  To fund that cash requirement we secured a $5 million credit facility from our Chief Executive Officer, Mr. Michael Hansen as described in the notes to the condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of March 31, 2011.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to the Company, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Chief Executive Officer and Chief Financial Officer further concluded that the disclosure controls and procedures were not effective as of the following prior periods: year ended September 30, 2009; three months ended December 31, 2009; six months ended March 31, 2010 and; nine months ended June 30, 2010; the year ended September 30, 2010 and the three months ended December 31, 2010.

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

2.	Monitoring of internal control over financial reporting
a.	We have revamped of our policies and procedures with respect to the review, supervision and monitoring of our accounting operations.
b.	We will perform a risk assessment and improve our monitoring function in conjunction with our ERP system.
c.	We have formalized our process to improve the organization structure and develop forecasts and plans by which our management can measure achievement against formalized benchmarks.

3.	Period end financial close and reporting
a.	We have taken steps to mitigate the lack of segregation of duties, prepare and implement sufficient written policies and checklists for financial reporting and closing processes.
b.	We have developed procedures to ensure that supporting schedules for financial statement accounts are reconciled to supporting schedules.
c.	During the 4th quarter 2010 we began to document and implement controls over financial reporting and we are continuing that process.

4.
Board of Directors - We have remedied the lack of adequate independent oversight (as described above) by searching for and recruiting qualified individuals who have joined us as independent board members and audit committee members and to also assist us with a compensation committee as disclosed in our Form 8-K filed on April 8, 2011.

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

PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company has historically relied upon two service providers to process credit card transactions arising from purchases of the Company’s services and products.  A dispute has arisen between the Company and one such service provider, National Merchant Center (“NMC”) as to the permitted amount of reserves, if any, that NMC is permitted to maintain and the length of time NMC may hold such reserves under the Merchant Services Processing Agreement entered into by NMC and the Company (the "Agreement"). On September 22, 2010, two wholly-owned subsidiaries of the Company, Dublicom Limited and DubLi Network Limited (collectively, the "Subsidiaries"), through counsel, made demand upon NMC to release the monies held in reserve in connection with the Company’s account under the Agreement.  On October 27, 2010, the Subsidiaries initiated legal action against NMC in the Circuit Court in and for Miami-Dade County, Florida seeking recovery of approximately $2,162,000 of reserves held at the direction of NMC plus various other awards, costs and expenses. The Subsidiaries alleged that NMC committed civil theft and conversion by its wrongful retention and misuse of the reserve funds. On November 1, 2010, NMC informed the Company that it was terminating the Company’s merchant account with NMC and holding all of the Company’s funds and deposits for a period of 180 days after the last chargeback. Notably, the Company's historical chargebacks under the Agreement averaged less than 1.2% of sales or approximately $63,000 since the reserve account was established in December 2009. Thereafter, the Company learned that NMC was in Chapter 11 bankruptcy and, on or about November 12, 2010, the Company learned that the reserve funds in dispute were being held in an escrow account at Wells Fargo Bank, maintained by First Data Merchant Services ("First Data"), as processor for NMC, and were not involved in NMC's bankruptcy.  The case filed in Circuit Court was removed to the U.S. District Court for the Southern District of Florida and subsequently transferred to the U.S. District Court for the Central District of California.

On February 9, 2011, NMC filed suit against the Company in the Superior Court of the State of California, Case Number: 30-2011-00449062-CU-BC-CJC, seeking to recover approximately $706,000, as a termination fee under the Agreement, plus attorneys' fees, interest and costs. NMC alleges that the Company breached the Agreement by not using NMC as its exclusive credit card processor and by taking the position that the Company does not own the website www.dubli.com. NMC alleges that it terminated the Agreement based upon the Company's alleged breaches of the Agreement and is therefore entitled to recover a termination fee. On March 17, 2011, the Company removed the action to the California Federal Court, where it is currently pending, Case No 8:11-cv-00433-AG-JCG. On April 7, 2011, the Company filed an Answer to the complaint, in which it denied NMC's substantive allegations, raised affirmative defenses to NMC's claims and asserted Counterclaims against NMC, First Data and parties identified as Roes 1 – 20. The Company's counterclaims, all of which are based upon or relate to the Agreement, assert claims for relief in tort and contract and also assert claims for injunctive and declaratory relief. The Company has asserted its counterclaims to obtain a judicial determination of its rights under the Agreement and to obtain the release of approximately $2,162,000 of reserve funds being held in an escrow account by First Data. On April 8, 2011, the Court entered an Order setting a Scheduling Conference on June 13, 2011.

ITEM 5.     OTHER INFORMATION

Loans from Chief Executive Officer

During 2010, Michael Hansen advanced the Company $399,356 for working capital purposes.  The loan is evidenced by an unsecured note dated August 22, 2010, payable by the Company to Mr. Hansen in the amount referenced above.  The note is interest free and payable upon demand of Michael Hansen made after August 21, 2011. During the fourth quarter of 2009, Mr. Hansen advanced an additional $441,528 to the Company without interest or repayment terms, which advance increased the total debt owed to Mr. Hansen to $840,884 at September 30, 2010. Subsequent to September 30, 2010, Mr. Hansen advanced the Company an additional $426,069 resulting in a total debt of $1,266,953 as of March 23, 2011 the date upon which the Company and Mr. Hansen entered into $5 million Promissory Grid Note (“Grid Note”). The amount of this Note equals an existing outstanding balance of $899,739 now owed to Mr. Hansen plus any new borrowings under the Grid Note up to an aggregate of $5 million at any given time.  This Note is issued in replacement of the Promissory Note dated August 23, 2010 in the principal amount of $399,356.  The Grid Note has a term of one year; bears interest at 6% per annum accruing from the date of the Grid Note and is guaranteed by DubLi Properties, LLC and secured by a pledge of its assets.

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

MEDIANET GROUP TECHNOLOGIES, INC.

Date: May 16, 2011	By:	/s/ Michael B. Hansen
Michael B. Hansen President and Chief Executive Officer

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed Herewith
**	Furnished Herewith