Form 10-Q
period 2011-06-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2011-08-15
CIK 1097792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐
Non-accelerated filer	☐
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of preferred stock outstanding as of August 15, 2011:	None
Number of shares common stock outstanding as of August 15, 2011:	346,736,524

USE OF NAMES

In this quarterly report, the terms “MediaNet,” “Company,” “we,” or “our,” unless the context otherwise requires, mean MediaNet Group Technologies, Inc. and its subsidiaries.

INDEX

PART I: FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
■	Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010	3
■	Consolidated Statements of Operations for the Three and Nine months Ended June 30, 2011 and 2010	4
■	Consolidated Statements of Shareholders’ Equity for the Nine months Ended June 30, 2011 and the Year Ended September 30, 2010	5
■	Consolidated Statements of Cash Flows for the Nine months Ended June 30, 2011 and 2010	6
■	Condensed Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 4.	Controls and Procedures	38

PART II: OTHER INFORMATION		42
Item 1.	Legal Proceedings	42
Item 5.	Other Information	43
Item 6.	Exhibits	43

SIGNATURES		43

INDEX TO EXHIBITS		44

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2011	September 30, 2010
	Unaudited	Audited
Assets:
Current Assets:
Cash and cash equivalents	$930,252	$487,171
Restricted cash	440,418	351,111
Accounts receivable	233,293	58,442
Inventories	235,567	386,185
Prepaid customer acquisition costs	428,654	956,017
Prepaid expenses	29,239	110,633
Total Current Assets	2,297,423	2,349,559

Property and equipment, net	1,405,096	1,721,182

Other Assets:
Restricted cash	2,039,073	2,037,495
Real estate contract	3,000,000	2,519,138
Option agreement	250,000	250,000
Other	158,248	82,796
Total Other Assets	5,447,321	4,889,429
Total Assets	$9,149,840	$8,960,170

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts payable	$583,095	$681,310
Accrued and other liabilities	294,807	168,360
Loyalty points payable	367,208	413,755
Commissions payable	1,238,723	1,368,282
Deferred revenue	1,467,993	2,892,397
Note payable - related party	114,340	840,884
Total Current Liabilities	4,066,166	6,364,988

Long Term Liabilities:
Note payable	25,005	30,901
Total Liabilities	4,091,171	6,395,889

Stockholders' Equity:
Preferred stock- $0.01 par value, 50 million shares authorized, -0- and -0- outstanding, respectively	-	-
Common stock -$.001 par value, 500 million shares authorized 336,688,946 and 244,200,626 issued and outstanding, respectively	336,689	244,201
Additional paid-in capital	7,294,087	2,559,483
Accumulated other comprehensive income (loss)	292,906	(444,987)
Retained earnings (deficit)	(2,865,013)	205,584
Total Stockholders' Equity	5,058,669	2,564,281
Total Liabilities and Stockholders' Equity	$9,149,840	$8,960,170

See accompanying condensed notes to consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations - Unaudited

	For the Three Months ended June 30,		For the Nine Months ended June 30,
	2011	2010	2011	2010
		Restated		Restated

Revenues	$2,889,172	$6,102,897	$9,396,979	$16,718,961
Direct cost of revenues	1,772,908	1,840,894	4,741,165	8,601,810
Gross profit	1,116,264	4,262,003	4,655,814	8,117,151

Selling, general and administrative	2,251,002	3,431,770	7,711,172	5,569,190
Income (loss) from operations	(1,134,738)	830,233	(3,055,358)	2,547,961

Interest income expense	(13,888)	(265)	(17,689)	(7,404)
Gain (loss) on sale of Asset	(17)	-	2,450	-

Income (loss) from operations before income taxes	(1,148,643)	829,968	(3,070,597)	2,540,557

Income taxes-benefit (expense)	-	-	-	-

Net Income (loss)	(1,148,643)	829,968	(3,070,597)	2,540,557

Foreign currency translation adjustment	99,306	(386,197)	737,893	(798,506)

Comprehensive income (loss)	$(1,049,337)	$443,771	$(2,332,704)	$1,742,051

Net income (loss) per common share
Basic	$0.00	$0.03	$(0.01)	$0.09
Diluted	$0.00	$0.00	$0.00	$0.01

Weighted average shares outstanding:
Basic	319,741,435	28,621,680	270,679,678	28,100,031
Diluted	324,735,748	337,450,905	274,008,730	318,399,072

See accompanying condensed notes to consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity -Unaudited
For the Nine Months ended June 30, 2011 and the Year Ended September 30, 2010

						Accumulated
	Series A Preferred Stock		Common Stock			Other	Retained	Total
	Shares	Par	Shares	Par Value	Paid-In	Comprehensive	Earnings	Equity
	Outstanding	Value	Outstanding	Value	Capital	Income (Loss)	(Deficit)	(Deficit)
Balance September 30, 2009	-	-	27,303,552	27,304	(768,529)	(96,014)	(2,049,224)	(2,886,463)
Restatement adjustment							27,979	27,979
Series A Preferred shares issued in reverse merger	5,000,000	50,000			(50,000)			-
Warrants exercised			818,028	818	132,307			133,125
Common shares issued to correct an error			500,100	500	(500)			-
Software contributed by major shareholder					1,337,673			1,337,673
Real estate contract contributed by major shareholder					1,440,708			1,440,708
Preferred shares returned pursuant to stock transfer agreement	(1,141,933)	(11,419)			11,419			-
Preferred shares converted into common shares	(3,858,067)	(38,581)	214,178,946	214,179	(175,598)			-
Common shares issued pursuant to compensation agreements			1,400,000	1,400	632,003			633,403
Foreign currency translation adjustment						(348,973)		(348,973)
Net income							2,226,830	2,226,830
Balance September 30, 2010	-	$-	244,200,626	$244,201	$2,559,483	$(444,987)	$205,585	$2,564,282
Common shares issued pursuant to compensation agreements			4,000,000	4,000	1,454,520			1,458,520
Two step transfer to Trust			63,393,933	63,394	(63,394)			-
Foreign currency translation adjustment						737,894		737,894
Private placement of common shares			25,094,387	25,094	3,343,478			3,368,572
Net income							$(3,070,598)	(3,070,598)
Balance June 30, 2011	-	$-	336,688,946	$336,689	$7,294,087	$292,907	$(2,865,013)	$5,058,670

See accompanying condensed notes to consolidated financial statements.

MediaNet Group Technologies, Inc. and subsidiaries
Consolidated Statements of Cash Flows - Unaudited
For the Nine Months Ended June 30,	2011	2010
		Restated
Cash flows from operating activities
Net income (loss) from operations	$(3,070,597)	$2,540,557
Reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	683,321	523,022
Stock-based compensation	1,458,520	-
Promotional DubLi Credits	113,780	-
Restatement adjustment	-	(1,702,102)
Changes in operating assets and liabilities:
Restricted cash	(66,884)	(1,422,709)
Accounts receivable	(166,337)	71,398
Inventory	154,339	(288,842)
Prepaid expenses	83,472	77,844
Prepaid customer acquisition costs	561,005	(1,724,125)
Accounts payable	(112,726)	126,580
Accrued liabilities	566,999	(445,698)
Accrued loyalty points	(46,547)	(557,204)
Monthly Subscriptions payable	39,389	-
Commission payable	(314,118)	(932,430)
Customer deposits	-	(7,901)
Deferred revenue	(1,532,379)	3,200,891
Net cash provided by operations	(1,648,763)	(540,719)

Investing activities:
Purchases of equipment and software	(360,988)	(896,544)
Payments on real estate contract	(480,863)	-
Option Agreement	-	(250,000)
Other assets	(72,727)	(50,636)
Restricted cash	302,055	-
Net cash provided by (used in) investing activities	(612,523)	(1,197,180)

Financing activities
Proceeds from note payable - related party	453,208	825,535
Repayments of note payable - related party	(1,199,834)	(654,021)
Repayments of note payable	(5,530)	-
Proceeds from Stock Subscriptions	3,368,572
Proceeds from common shares & warrants	-	133,185
Net cash provided by (used in) financing activities	2,616,416	304,699

Effect of exchange rate changes on cash	87,951	(206,879)

Net increase (decrease) in cash and equivalents	443,081	(1,640,079)
Cash at beginning of period	487,171	2,533,649
Cash at end of period	$930,252	$893,570

Supplemental cash flow information:
Cash paid for interest	$17,689	$7,404
Cash paid for income taxes	-	-
Shareholder contribution for software	-	1,337,673
Shareholder contribution for real estate contract	-	1,440,708
Recapitalization	-	6,874,886
Foreign currency translation adjustment	737,893	(798,507)
Cashless warrant	-	482
Two-step common share transfer	63,394	-

See accompanying condensed notes to consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Description of Business

MediaNet Group Technologies, Inc. (“MediaNet Group,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global marketing company that sells merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  Our online auctions are conducted in Europe, North America, Australia and New Zealand and a global auction portal serving the balance of the world.  We have a large network of independent business associates that sell the right to make a bid in one of our auctions (referred to herein as “Credits” or “DubLi Credits”).  These auctions are designed to offer consumers substantial savings on these goods.  The Company, through its BSP Rewards, Inc. subsidiary, also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

The Company is organized in Nevada and has its principal executive offices in Boca Raton, Florida.  The Company’s wholly owned subsidiaries are domiciled in Delaware, Florida and Nevada in the United States and in the British Virgin Islands, Cyprus and Berlin, Germany.

As of June 30, 2011, our President and Chief Executive Officer, through his beneficial ownership of Zen Holding Group Limited ("Zen Holding"), has the indirect power to cast approximately 87% of the combined votes that can be cast by the holders of the Common Stock. Accordingly, he has the power to control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors and all other corporate actions.

Note 2 - Summary of Significant Accounting Policies

Accounting Principles

The accompanying consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of MediaNet Group Technologies, Inc. and its subsidiaries which are wholly owned or otherwise under common control. All intercompany accounts and transactions have been eliminated in consolidation. The following subsidiaries are included in the consolidation at June 30, 2011 and 2010.

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

Recent Authoritative Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 to amend ASC 820, “Fair Value Measurements and Disclosures” to improve disclosures about fair value measurements.  This ASU provides amendments that require new disclosures regarding transfers in and out of Levels 1 and 2 and with respect to various activities in Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009.  The adoption of this portion of the ASU effective January 1, 2010 did not have a material impact to the Company’s consolidated financial statements.  The disclosures with respect to purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.  The adoption of ASU 2010-06 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04 to further amend ASC 820, “Fair Value Measurements and Disclosures” to improve the comparability of fair value measurements presented and disclosed in financial statements. The amendments in this ASU explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2010-06 did not have a material impact on our consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-13, "Compensation—Stock Compensation (Topic 718)." This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The provisions of ASU No. 2010-13 did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

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

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”(“ASU 2010-28”). Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  ASU 2010-28 did not have a material effect on the accompanying consolidated financial statements.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  Management does not believe that this standard would have a material effect on the accompanying consolidated financial statements.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income (Topic 220) Presentation of Comprehensive Income”. The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this Update. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amended guidance is effective retrospectively and the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Management will continue to present Other Comprehensive Income using a single continuous statement of comprehensive income and does not believe that this standard would have a material effect on the accompanying consolidated financial statements.

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

As discussed below in “revenue recognition,” the Company’s revenue is concentrated 13% in goods and services sold at auction; 78% in sales of DubLi Credits; 7% in subscription fees; and 2% in BSP Rewards Mall commissions.

Business Segments

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis and, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2011, nor any gains or losses reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

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

Impairment of Long-Lived Assets

In accordance with Statement of ASC 360-10-35, Property, Plant and Equipment – Subsequent Measurement, the Company reviews the carrying value of its long-lived assets, which includes property and equipment, and intangible assets (other than goodwill) annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models.  Management conducted an evaluation of long-lived assets and determined no impairments currently exist. Accordingly, we did not recognize any impairment charges in the quarters ended June 30, 2011 or 2010.

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

Direct Cost of Revenues

Included in Direct Cost of Revenues are the costs of goods sold and commissions and incentive bonuses earned by business associates. Commissions are based upon each business associate’s volume of sales of DubLi Credits, mall commissions and subscription services and that of other business associates who are sponsored by the subject business associate. Commissions are paid to business associates at the time of the sale of the Credits and services and  are recognized as a deferred expense until the Credits and subscriptions are used and then are charged to expense. Incentive bonuses are paid either monthly or quarterly and the related expense is recorded when the business associate meets the stated sales goal for each particular promotional event.

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

Computation of Income and Loss per Share

The Company computes income and loss per share in accordance with ASC 260, previously SFAS No. 128, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential Common Stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive shares of Common Stock are considered anti-dilutive and thus are excluded from the calculation. As of June 30, 2011, the Company had two classes of potentially dilutive derivatives of Common Stock as a result of warrants granted and options.

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

Cutoffs - We determined that certain revenue and expense transactions for the quarter ended June 30, 2010 were erroneously recorded in quarter ended December 31, 2009. In this connection, we determined that certain supervisory and monitoring controls had not been performed for these periods which resulted in these accounting errors.

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

The Company has filed with the SEC, Amended Quarterly Reports on Form  10-Q /A as of December 31, 2009, March 31, 2010 and June 30, 2010  and  for each of the three months then  ended and the Company has also restated the September 30, 2009 consolidated annual financial statements.

Note 3 – Restricted Cash

The Company has agreements with organizations that process  the Master Card and Visa credit card transactions which arise  from the purchase  of products and DubLi Credits by business associates and customers of the Company. Credit card processors have financial risk of  “chargebacks” associated with the credit card transactions  because the processor generally forwards the cash generated  by the purchase to the Company soon after the purchase is completed, and before the expiration of the time period in which the purchaser may object to the transaction  and request a refund.  The Company’s agreements with its credit card processors allow the processors each  to create and maintain a reserve account that is funded by retaining cash generated from the credit card transactions that it otherwise would deliver to the Company (i.e., “restricted cash”).  The reserve requirements have ranged from a low of 5% to a high of 50%  of  the Company’s gross daily credit card transactions to be held in reserve for a rolling term of six months from the date of the transaction. The  Company  has restricted cash on deposit with two of its processors,  one in Europe and one in the United States. With its  European processor, the Company had on deposit $440,418 as of June 30, 2011 and $351,111 as of  September 30, 2010.  With its  U.S. processor, the Company had on deposit $2,164,073, with a $125,000 provision for impairment loss for a net asset value of $2,039,073, as of June 30, 2011.

The Company is litigation with its U.S. processor relating to the Company’s restricted cash on deposit with such processor. For additional information about this case and other litigation involving the Company,  see Part II, Item 1 of this Form 10-Q.

Note 4 – Foreign Currency

Three of the Company’s foreign subsidiaries designate the Euro as their functional currency. The total amount of cash held by foreign subsidiaries, translated into U.S. Dollars at June 30 is as follows:

	June 30, 2011			September 30, 2010
	Unrestricted	Restricted Current	Restricted Long-Term	Unrestricted	Restricted Current	Restricted Long-Term
Euro	$457,925	$242,225	$-	$211,034	$193,641	$-
Australian Dollar	87,705	57,499	-	72,386	92,596	-
U.S. Dollar	321,972	140,694	2,164,073	54,022	64,874	2,037,495
Total	$867,602	$440,418	$2,164,073	$337,442	$351,111	$2,037,495

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

	June 30, 2011	September 30, 2010
Prepaid customer acquisition costs	$428,654	$956,017

Unused DubLi Credits	$758,592	$1,791,881
Subscription fees	709,401	1,100,516
	$1,467,993	$2,892,397

Note 6 – Property and Equipment

Equipment consists of office furniture, computer equipment and software at June 30 as follows:

	June 30, 2011	September 30, 2010
Cost	$2,806,201	$2,487,405
Accumulated Depreciation	(1,401,105)	(766,223)
Total	$1,405,096	$1,721,182

Depreciation expense was $209,632 and $683,321 and $174,341 and $523,022 for the three and nine months ended June 30, 2011 and 2010, respectively.

Note 7 – Real Estate Contract

DubLi Properties, LLC was contributed to the Company by Michael Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights (described below) to the Company.  The Cayman Property Rights, which had a book value of $3,000,000 as of June 30, 2011, were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property valued at $2,132,375, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments for a total contract price of $3,000,000.  The contract was paid in full in May 2011 and the Company is waiting to receive title.

The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi business associates upon completion of certain performance objectives. See also Note 13 Merger for a description of the May 24, 2010 acquisition of DubLi Properties, LLC and its land purchase agreement.

Note 8 – Note Payable

In April 2010, the Company purchased and financed an automobile for $41,277 with a note payable for sixty monthly payments of principle and interest of $807.  Interest accrues at 6.5 percent and the loan matures as follows: 2011; $3,833, (included in current liabilities) 2012; $8,047, 2013; $8,581, 2014; $9,152 and 2015; $3,183. In July 2011, the Company repaid the unamortized $32,797 note balance and transferred the vehicle to its former COO as a partial payment of amounts owed to him under his employment and severance agreements as described in Note 14 Subsequent Events.

Note 9 – Commitments and Contingencies

Litigation

The Company has historically relied upon two service providers to process credit card transactions arising from purchases of the Company’s services and products.  A dispute has arisen between the Company and its U.S. processor,  National Merchant Center (“NMC") under the Merchant Services Agreement which was entered into by the Company and NMC on or about November 23, 2009 and terminated by NMC on October 27, 2010 (the “Agreement”). NMC has made demand for the Company to pay a “termination fee” of approximately $706,000 and has filed suit against the Company to recover this amount, which is currently pending in the United States District Court for the Central District of California (“California Federal Court”).

For additional information about this case and other litigation involving the Company,  see Part II, Item 1 of this Form 10-Q.

Note 10 – Related Party Transactions:

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

Transactions with Directors and Officers

Michael Hansen - As a Company founder, Mr. Hansen has been involved in the Company’s operations since its inception and accordingly, he is business associate No. 1 holding the rank of Senior Vice President in the DubLi Network organization.   Like any other vice president in the Network, Mr. Hansen has numerous business associates whose income from earned commissions is shared with business associates at higher levels, as more fully described in Item 2, Business. In this connection, Mr. Hansen earned commissions of $200,538 and $337,237 during the years ended 2010 and 2009, respectively, of which Mr. Hansen was actually paid commissions of $100,000 and $157,321 during the years ended 2010 and 2009, respectively. Mr. Hansen was owed commissions of $272,121 and $175,281 as of September 30, 2010 and 2009, respectively. Effective September 30, 2010, Mr. Hansen waived his right to the earned but unpaid commissions and forgave the debt to the Company.  For the three and nine months ended June 30, 2011 Mr. Hansen earned $35,634 and $138,242, respectively and was paid $-0-in commissions leaving an unpaid balance of $288,427. As Founder, Mr. Hansen is exempt from the requirement that business associates must purchase credits from the Company for resale in order to earn the maximum commissions.  In July 2011, Mr. Hansen sold his business associate account to an unrelated third party. He will no longer earn commissions from the sales of Company products.

During the nine month period ended September 30, 2009, Michael Hansen, the President and Chief Executive Officer of the Company, loaned $99,855 to a subsidiary of CG subsequently acquired in the Merger.  The loan was interest free and the Company repaid the loan in full on January 11, 2010.

During 2010, Michael Hansen advanced the Company $399,356 for working capital purposes.  The loan is evidenced by an unsecured note dated August 22, 2010, payable by the Company to Mr. Hansen in the amount referenced above.  The note is interest free and payable upon demand of Michael Hansen made after August 21, 2011. During the fourth quarter of 2009, Mr. Hansen advanced an additional $441,528 to the Company without interest or repayment terms, which advance increased the total debt owed to Mr. Hansen to $840,884 at September 30, 2010. Subsequent to September 30, 2010, Mr. Hansen advanced the Company an additional $426,069 resulting in a total debt of $1,266,953 as of March 23, 2011, the date upon which the Company and Mr. Hansen entered into $5 million Promissory Grid Note (“Grid Note”). The amount of this Note equals an existing outstanding balance of $1,266,953 then owed to Mr. Hansen plus any new borrowings under the Grid Note up to an aggregate of $5 million at any given time.  This Note is issued in replacement of the Promissory Note dated August 23, 2010 in the principal amount of $399,356.  The Grid Note has a term of one year; bears interest at 6% per annum accruing from the date of the Grid Note and is guaranteed by DubLi Properties, LLC and secured by a pledge of its assets. At June 30, 2011 the balance of the note was $114,340.

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights (described below) to the Company.  The Cayman Property Rights, which had a book value of $3,000,000 as of June 30, 2011, were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property valued at $2,132,375, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments for a total contract price of $3,000,000.  Book value was determined at cost which approximated market value based upon a recent appraisal. The contract was paid in full in May 2011 and the Company is waiting to receive title. The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi’s business associates upon completion of certain performance objectives.

Note 11 – Stock and Equity

Common Stock

The Company had authorized 500 million and 50 million shares of Common Stock, par value $.001 per share, at June 30, 2011 and September 30, 2010, respectively. Common shares issued and outstanding at June 30, 2011 and 2010 were 336,688,946 and 244,200,626, respectively.

Preferred Stock

The Company had authorized 5,000,000 shares of Preferred Stock, par value $0.01 per share, at June 30, 2011 and September 30, 2009, respectively. As of June 30, 2011 and September 30, 2010, respectively, there were no shares of Preferred Stock outstanding.  On May 24, 2010, 1,141,933 preferred shares were returned to the Company and cancelled.  On December 31, 2010, the remaining 3,858,067 shares of Preferred Stock outstanding, all of which were designated as “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”) were converted to 214,178,946 common shares.

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

In connection with the Merger, all of the persons serving as directors of the Company as of October 19, 2009, resigned. On October 29, 2009, the Company appointed Mr. Hansen as President and Chief Executive Officer, Mr. Holmstoel as Chief Operating Officer and Mr. Kusche as General Counsel of the Company.  Also on such date, Steven Adelstein was appointed to the Board by Mr. Berns, who was then the sole remaining Board member. On February 23, 2010, Mr. Adelstein resigned and was replaced by Andreas Kusche. The appointment of Messrs. Hansen and Holmstoel was effective on December 31, 2010, upon our compliance with Securities and Exchange Commission Rule 14f-1. On September 10, 2010 the Company filed a Schedule 14f-1 with Securities and Exchange Commission and made a distribution of such schedule to its shareholders.   The Company also filed a Form 8-K announcing the effectiveness of the appointment of Messrs. Hansen and Holmstoel on September 20, 2010.

Private Placement

The Company is conducting a private placement offering pursuant to a private placement memorandum dated March 31, 2011, exempt from the registration requirements of the Securities Act of 1933, as amended under Regulation S.  The offering is limited to European investors who are non-U.S. persons, as defined in Regulation S.  As of June 30, 2011, the Company received stock subscriptions totaling $3,368,572 representing approximately 25,094,384 common shares.  On July 24, 2011, MediaNet Group Technologies, Inc. (the “Company”) completed the private placement of 35,141,965 shares of its common stock, par value $0.001 per share, for total cash proceeds of $4,868,628.

Note 12 – Warrants and Options

As of June 30, 2011 and September 30, 2010, the Company had outstanding warrants to purchase up to -0- and 801,250 shares of Common Stock and options then exercisable to purchase up to 4,812,000 and 1,000,000 and shares of Common Stock, respectively. These securities give the holder the right to purchase shares of the Common Stock in accordance with the terms of the instrument.

	Warrants	Options
Balance, September 30, 2010	801,250	1,000,000
Granted	-	3,812,500
Exercised	-	-
Expired	(801,250)	-
Balance, June 30, 2011	-	4,812,500

All of the warrants expired unexercised.  The following table summarizes the changes in the options outstanding at June 30, 2011, and the related prices for the shares of the Company’s common stock issued to employees of the Company under a non-qualified employee stock option plan.

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$0.001	2,500,000	$0.001	1.25	2,500,000	$0.001
$0.001	312,500	$0.001	1.25	187,500	$0.001
$0.001	875,000	$0.001	1.75	2,125,000	$0.001
	12,187,500			4,812,500

The Options are further described below.

2010 Omnibus Equity Compensation Plan

The 2010 Omnibus Equity Compensation Plan (the “Plan”) became effective September 30, 2010, subject to shareholder approval.  The Plan is designed for the benefit of the directors, executives, employees and certain consultants and advisors of the Company (i) to attract and retain for the Company personnel of exceptional ability; (ii) to motivate such personnel through added incentives to make a maximum contribution to greater profitability; (iii) to develop and maintain a highly competent management team; and (iv) to be competitive with other companies with respect to executive compensation.    Awards under the Plan may be made to Participants in the form of (i) incentive stock options; (ii) nonqualified stock Options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. A total of 50 million shares of Common Stock have been reserved for issuance under the Plan.  As of June 30, 2011, options with respect to 5 million shares were granted to Mark Mroczkowski, our Chief Financial Officer, options with respect to 500,000 shares were granted to Anabella Teverovsky, our Controller, and options with respect to 3 million shares were granted to Niels Thuessen our Chairman.  All options are outstanding.  All of these outstanding options were granted with an exercise price at $.001. As of June 30, 2011, Mr. Mroczkowski’s options had vested with respect to 2.5 million shares and the balance vest at the rate of 500,000 shares each quarter through September 30, 2012 and have a maximum term expiring in 2020.  As of June 30, 2011, Ms. Teverovsky’s options had vested with respect to 187,500 shares and the balance vest at the rate of 62,500 shares each quarter through September 30, 2012 and have a maximum term expiring in 2020. As of June 30, 2011, Mr. Thuessen’s options had vested with respect to 2.125 million shares and the balance vest at the rate of 125,000 shares each quarter through March 31, 2013 and have a maximum term expiring in 2016.

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

On April 7, 2011, the Company entered into restricted stock award agreements with Blas Moros and Lester Rosenkrantz, independent members of the Board of Directors, whereby the Company granted two million shares of restricted stock to each director. Both Messrs. Moros and Rosenkrantz interest in the shares of restricted stock vest in equal amounts of 250,000 shares at the end of each of the eight calendar quarters following April 7, 2011.

Both of the above restricted stock awards, provide that in the event that either person  (i) ceases services to the Company (and all affiliates) for any reason (other than on account of the participant’s death or Disability), all non-vested shares of restricted stock granted under the Agreement shall be forfeited as of the date of cessation or (ii) dies or is disabled, any unvested restricted stock then held by such person, or their estate, will vest immediately.
The following table shows the number and weighted-average grant-date fair value of equity instruments for all of the of equity instruments issued under the 2010 Omnibus Equity Compensation Plan:

	Number of Shares	Weighted Average Grant Date Fair Value

Non-vested at the beginning of the quarter	9,375,000	$2,233,673
Granted during the quarter	7,500,000	1,786,939
Vested during the quarter	(4,687,500)	(1,116,837)
Forfeited during the quarter	-	-
Non-vested at the end of the quarter	12,187,500	$2,903,775

The Company recognized $722,644 and $1,383,520 and $0 and $0 compensation expense from the restricted stock awards and the option grant for the three and nine months ended June 30, 2011 and 2010, respectively.

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

           DubLi Properties - Property Orally Pledged to DubLi

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights to the Company.  The value of the contract at the date of contribution was $1,440,708. The Cayman Property Rights, which had a book value of $2,669,138 as of June 30, 2011, were acquired by DubLi Properties, LLC in December 2009 in exchange for 34 parcels of real property, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments.  The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi business associates upon completion of certain performance objectives.

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

Accounting for Two-Step Transfer

When the Two-Step Transfer is concluded as planned:

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

The Company has reacquired and cancelled 1,141,933 shares of preferred stock (convertible into 63,393,933 shares of common stock) pursuant to an agreement with Zen Holding dated May 24, 2010, which did not require the Company to tender Zen Holding any consideration. The Company has issued 63,393,933 new common shares pursuant to the Share Transfer Agreement. The new share issuance is equivalent to the number of common shares into which the preferred stock would have converted.

The Company has made the following entries with respect to the equity section of its consolidated financial statements to account for the Merger, as amended, and the Two-Step Transfer as follows:

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

4.
For no consideration, the Company has issued 63,393,933 common shares on March 28, 2011, and recorded an increase in common stock par value and a reduction of paid-in capital of $63,394 which is disclosed in this Form 10-Q for the second quarter ending June 30, 2011.  In accordance with ASC 805-50-05-4, the common shares will be issued at par value and no goodwill or other step-up of assets will be recognized because the shares will be issued to the members of DubLi.com, LLC, (see Note 2) an entity under common control.  The shares will be issued to the members in proportion to their ownership of DubLi.com, LLC.

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

Note 14 – Subsequent Events

On April 8, 2011 Kent Lee Holmstoel resigned from his position as Chief Operating Officer (“COO”) and as a member of the Board.  On July 7, 2011, the Company entered into a separation agreement with Mr. Holmstoel.  Under the terms of that agreement, the Company will pay all accrued but unpaid compensation of approximately $73,000 and yet unclaimed expense reimbursements to Mr. Holmstoel as of the execution date of the agreement; and, a termination fee of $50,000 payable in ten equal monthly installments of $5,000 beginning August 1, 2011. In consideration of the early termination of the Executive’s employment agreement, Mr. Holmstoel agreed to relinquish all right, title and interest to 6,420,716 of the Company’s common shares presently held in the “DubLi.com and Lenox Trusts” to which he is a beneficiary.

On June 7, 2011, the Company appointed Alessandro Annoscia to be its Chief Operating Officer effective July 1, 2011. In connection with his appointment as Chief Operating Officer, Mr. Annoscia entered into an employment agreement with the Company, which has an initial term of four years, with successive one-year renewals, and provides for a base salary of $180,000. In addition, the Company may pay additional salary from time to time, and award bonuses in cash, stock or stock options or other property and services.  Pursuant to a Non-Qualified Stock Option Agreement, Mr. Annoscia received options to purchase a minimum of eight million common shares of the Company. Five hundred thousand of the option shares will vest on September 30, 2011 and the remaining seven million five hundred thousand shares will vest equally at the rate of 500,000 shares per quarter at the end of each subsequent quarter thereafter for so long as his agreement remains in effect. Mr. Annoscia is entitled to six months’ severance pay, plus any accrued base and incentive pay, in the event that he is terminated without cause.  Mr. Annoscia is restricted from competing with the Company during the course of his employment and for a period of two years after his employment has been terminated.

See also Note 8 regarding the subsequent repayment of the vehicle note payable and disposition of the vehicle. See also Note 10 regarding the CEO’s subsequent sale of his business associate account and commission agreement.  See also Note 11 regarding subsequent sales of common shares pursuant to a private placement agreement.

Note 15 - Geographic Information

Geographically, the Company revenues are segmented in the following markets for the nine month ended June 30, 2011:

European Union	$3,833,131	41%
North America	985,190	10%
Australia & New Zealand	1,903,746	20%
Worldwide	2,674,912	29%
	$9,396,979	100%

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three and nine months ended June 30, 2011 compared to the three and nine months ended June 30, 2010; and (ii) our financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-Q.

MediaNet Group Technologies, Inc. (“MediaNet Group” or the “Company”) through its wholly owned subsidiaries is a global marketing company that sells branded merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  As of June 30, 2011, our online auctions were conducted in Europe, North America, Australia and New Zealand and a global auction portal serving the balance of the world. We have a large network of independent business associates that sold “credits”, or the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  These auctions are designed to offer consumers real savings on these high end goods.  The Company, through its BSP Rewards subsidiary, also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

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

DubLi has two types of auctions that it operates on separate platforms for Europe, North America (United States, Mexico, Puerto Rico, Canada), Australia and New Zealand, and a global portal serving the balance of the world: Xpress and Unique Bid.

In Xpress auctions, the product up for auction is displayed with a starting price, which is the lowest available retail price (the “Starting Price”). Each time a person makes a bid (which costs him or her one Credit), the Starting Price is decreased by US$0.20; AUD$0.20 or EUR 0.20, depending upon location, and the reduced price becomes visible to the person making a bid and to no other person.  The bidder can choose to purchase the item at the reduced price so shown or can opt to wait in the hopes that others will make bids and drive down the price.  The actual purchase price is always less than the Starting Price and is often a substantial discount to the Starting Price.  In May 2011, the Company modified the Xpress auction concept to replace consumer products with an electronic gift card redeemable for cash allowing the customer to purchase products in any one of six product categories.

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

Customers can also subscribe to several packages that include a variety of bundled services available on the website including the V.I.P. member Package at $28.95 per month, the Music on Demand Package at $9.95 per month or the Smart Shopper Package at $4.95 per month.

Credits are sold to consumers directly by DubLi, through our network of business associates, or through the Partner Program (described below).  As of June 30, 2011, approximately 98% of our Credit sales are made through our network of business associates and, accordingly, we are dependent on our business associates for a significant portion of our sales.  As of June 30, 2011, we had business associates located in over 81 countries.  Business associates are incentivized to locate and sponsor new business associates (“Downstream Associates”) and establish their own sales organization.

Business associates earn commissions on:

•
the sale of Credits, mall commissions and subscription services by the subject business associate directly to retail consumers (“Affiliated Consumers”) who are signed up by such business associate (“Retail Commissions”);

•
the sale of Credits mall commissions and subscription services by downstream associates sponsored by the subject business associate or such business associate’s downstream associates (“Organizational Commission”).

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

The BSP Rewards program is a web-based retail mall concept. Retail sellers of goods and services who join in the program as participating merchants agree to pay rebates to us for our members who purchase goods and services through the program at their individual web stores. We collect all rebates paid by participating merchants and retain a portion as our fee for operating the program. Another portion of the rebate (generally one-half), is designated as a “reward” earned by the member who made the purchase. A portion of the Company’s rebate is paid to the organization or company which enrolled the member in the program.

DubLi uses the BSP Shopping Mall in combination with its auction sites.

We have also developed a new platform of websites to better provide DubLi.com shoppers with an enjoyable experience. The new platform provides DubLi.com shoppers’ website displays that, among other things: facilitate shoppers’ monitoring and participation in Xpress Auctions and Unique Bid Auctions simultaneously; provide shoppers with expanded merchandise search capabilities; and provides shoppers with expanded capabilities to monitor auctions.

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

Our Customers

DubLi’s customers are derived primarily from three sources: consumers from the general public who are interested in the DubLi auction formats, consumers signed up by business associates and consumers introduced to the DubLi auctions through our Partner Program.  Sometimes there is overlap among the three categories. Our customers are based all over the world including Europe and North America. We believe that our ability to attract potential buyers to our website is based upon the quality of our merchandise and our focus on word-of-mouth advertising. Our business strategy was designed based on the concept that by rewarding people for their recommendation through referral based commissions, we could potentially attract a large numbers of customers from around the world to our auction portal.

BSP’s business-to-business model enables customers from each of its private branded malls to participate in the rewards malls.  These customer members are either employees from the sponsor of the private branded mall, debit card customers, representatives of network marketing programs and a variety of other membership bases.

Results of Operations

The following table sets forth certain of our results of operations for the periods indicated:

	Three months ended			Nine months ended
	June 30,		Increase	June 30,		Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Revenues	$2,889,172	$6,102,897	$(3,213,725)	$9,396,979	$16,718,961	$(7,321,982)
Direct cost of revenues	1,772,908	1,840,894	(67,986)	4,741,165	8,601,810	(3,860,645)
Gross profit	1,116,264	4,262,003	(3,145,739)	4,655,814	8,117,151	(3,461,337)
Selling, general and administrative	2,251,002	3,431,770	(1,180,768)	7,711,172	5,569,190	2,141,982
Income (loss) from operations	(1,134,738)	830,233	(1,964,971)	(3,055,358)	2,547,961	(5,603,319)
Other (expense) income	(13,905)	(265)	(13,640)	(15,239)	(7,404)	(7,835)
Income (loss) from operations before income taxes	(1,148,643)	829,968	(1,978,611)	(3,070,597)	2,540,557	(5,611,154)
Income taxes-benefit (expense)	-	-	-	-	-	-
Net Income (loss)	(1,148,643)	829,968	(1,978,611)	(3,070,597)	2,540,557	(5,611,154)
Foreign currency translation adjustment	99,306	(386,197)	485,503	737,893	(798,506)	1,536,399
Comprehensive Income (Loss)	$(1,049,337)	$443,771	$(1,493,108)	$(2,332,704)	$1,742,051	$(4,074,755)

Revenues

We had revenues of $2,889,172 for the three months ended June 30, 2011, a decrease of $3,213,725, or 52.7%, as compared to $6,102,897 in the same period ended June 30, 2010.  In the nine months ended June 30, 2011, we had net revenues of $9,396,979, a decrease of $7,321,982, or 43.8%, as compared to $16,718,961 in the same period ended June 30, 2010.

The revenue decreases are due to reductions in revenue from our subsidiary, BSP Rewards.  Management made a decision during fourth quarter of 2010 to focus the Company’s resources and efforts on higher margin business, primarily its new shopping platform, and eliminate its low margin gift card business from its websites.  While the Company has continued to maintain some of its older format malls, it has focused its marketing efforts on the new platform which launched in Germany in February, the US in April and worldwide in June 2011.  In late May 2011, the Company modified the Xpress auction concept to replace consumer products with an electronic gift card redeemable for cash allowing the customer to purchase products in any one of six product categories.  The Company has also been focused on its developing partner program.  In making these changes, Management anticipated that revenues would decrease during the transition to the new formats.  In the fourth quarter we are seeing sales trending up again as these new products gain acceptance in the market.

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

Direct Cost of Revenues

Direct Cost of Revenues primarily includes the cost of acquiring products to sell in our online auctions, website operation costs and business associate commission expenses. During the three months ended June 30, 2011, we had direct cost of revenues of $1,772,908, or 61% of revenues, versus direct cost of revenues of $1,840,894, or 30% of revenues, in the same period in 2010.  During the nine months ended June 30, 2011, we had direct cost of revenues of $4,741,165 or 50% of revenues, compared to direct cost of revenues of $8,601,810, or 51%, of revenues in the same period in 2010. This 3.7% and 44.9% decrease is primarily attributable to the discontinued sale of gift cards from the BSP Rewards online mall as described above. The gift cards had a much higher percentage cost of revenue than our other product offerings, thus by eliminating gift card sales, we greatly improved our profit ratio.  In the fourth quarter of 2010, we also changed our method of estimating deferred revenue and expense, which we believe provides a more accurate matching of unearned revenue and related direct costs. Variability in the direct costs as a percentage of revenues is a function of the reverse auction bidding process wherein the mix of products offered at auction directly affects the amount of bidding revenue earned from the redemption of DubLi Credits.

Gross profit

We had gross profit of $1,116,264 and $4,262,003 for the three months ended June 30, 2011 and 2010, respectively.  Gross profit margin was 39% and 70% for those periods. We had gross profit of $4,655,814 and $8,117,151 for the nine months ended June 30, 2011 and June 30, 2010, respectively.  Gross profit margin was 50% and 49% for the nine months ended June 30, 2011 and June 30, 2010, respectively. The 74% and 43% decrease in gross profit percentage is a result of the factors described above in Direct Cost of Revenues.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 were $2,251,002, or 78% of revenues, compared to operating expenses of $3,431,770, or 56% of revenues, for the same period ended June 30, 2010. Operating expenses for the nine months ended June 30, 2011 were $7,711,172, or 82% of revenues, compared to operating expenses of $5,569,190, or 33% of revenues, for the same period ended June 30, 2010. The expenses as a percent of revenue are higher than we normally expect due to decreases in revenue and the high cost of planned improvements to our operations including enhancements to our auction websites and backend software.  Operating expenses are also high during the period due to significant professional fees for legal, accounting, tax, and other consultants and fees to new Board members in connection with litigation, SEC filings, audits, internal control improvements and systems upgrades.

Net Income

We had a net income (loss) of $(1,148,643) or (40)% of revenues for the three month period ended June 30, 2011 compared to net income of $829,968 or 14% of revenues for the same period ended June 30, 2010. We had a net income (loss) of $(3,070,597) or (33)% of revenues for the nine month period ended June 30, 2011 compared to net income of $2,540,557 or 15% of revenues for the same period ended June 30, 2010. Our net income is a function of revenues, cost of sales and other expenses, as described above.

Earnings (loss) per share in the three month period ended June 30, 2011 were $(0.00) per basic and $(0.00) per fully diluted share based on basic weighted average number of shares outstanding during the period of 319,741,435 and fully diluted weighted average number of shares of 324,735,748 compared to earnings per basic share of $0.03 and $0.00 per fully diluted share in the three months ended June 30, 2010 on the basic weighted average number of shares outstanding of 28,621,680 and the fully diluted weighted average number of shares of 337,450,905.

Earnings (loss) per share in the nine month period ended June 30, 2011 were $(0.01) per basic and $(0.00) per fully diluted share based on basic weighted average number of shares outstanding during the period of 270,679,678 and fully diluted weighted average number of shares of 274,008,730 compared to earnings per basic share of $0.09 and $0.01 per fully diluted share in the nine months ended June 30, 2010 on the basic weighted average number of shares outstanding of 28,100,031 and the fully diluted weighted average number of shares of 318,399,072.

For periods that the Company reports a loss, all potential common stock is considered anti-dilutive; for periods when the Company reports net income, potential common shares with combined purchase prices and unamortized compensation cost in excess of the Company’s average common stock fair value for the related period are considered anti-dilutive.

Foreign Currency Translation

We had a foreign currency translation adjustment of $99,306 in the three month period ended June 30, 2011 and a foreign currency translation adjustment of $(386,197) in the three month period ended June 30, 2010. We had a foreign currency translation adjustment of $737893 in the nine month period ended June 30, 2011 and a foreign currency translation adjustment of $(798,506) in the nine month period ended June 30, 2010. These non-cash adjustments are the result of translating the European subsidiaries’ financial statements from their functional currency, the Euro, into US Dollars for financial reporting purposes.  The amounts are reflected as other comprehensive income (loss) and do not affect net income or earnings per share.

Comprehensive Income

We had a comprehensive income (loss) of $(1,049,337) or (36)% of revenues for the three month period ended June 30, 2011 compared to comprehensive income of $443,771 or 7% of revenues for the same period ended June 30, 2010. We had a comprehensive income (loss) of $(2,332,704) or (25)% of revenues for the nine month period ended June 30, 2011 compared to comprehensive income of $1,742,051 or 10% of revenues for the same period ended June 30, 2010. Our comprehensive income is a function of net income and the foreign currency translation adjustment as described above.

Liquidity and Capital Resources

General

As of June 30, 2011 and September 30, 2010, we had working capital of approximately $(1,768,743) and $(4,015,429), respectively.  Our working capital has increased $2,246,686 in the nine month period ended June 30, 2011 primarily due to $3,368,572 in stock subscriptions received offset by operating losses and normal fluctuations in the components of working capital. Our working capital is constrained because we have restricted cash of $2,164,073 classified as a non-current asset that was not available for use in operations.

As of June 30, 2011, we had cash and cash equivalents of $930,252.  We also had $440,418 of restricted cash in current assets in addition to the $2.1 million described above.  Restricted cash is a cash reserve maintained by our credit card processors on sales processed by them.  Our credit card processors are currently maintaining a 3% reserve for six months on each sale processed by them.

Our principal use of cash in our operating activities has historically been for restricted cash, inventory and for selling and general and administrative expenses, both prepaid and expensed.

Operating Activities

Cash flows provided (used) by operating activities during the nine months ended June 30, 2011 were $(1,648,762), compared to cash flows provided (used) by operating activities of $(540,719), during the nine months ended June 30, 2010. Significant items of working capital that reduced cash flows from operations for the nine months ended June 30, 2011 include: an increase in restricted cash of $66,884; an increase in accounts receivable of $166,337; a decrease in accounts payable of $112,726; a decrease of accrued loyalty points $46,547; a decrease in commissions payable of $314,118; and, a decrease in deferred revenue of $1,532,379.  Items of working capital that increased cash flows from operations include decreases in inventory of $154,339 a decrease in prepaid expenses of $83,472; a decrease in prepaid customer acquisitions costs of $561,005; and an increase in accrued liabilities of $566,999. Non-cash expenses included in net income include depreciation and amortization of $ 683,321; stock based compensation of $1,458,520 and DubLi Credits given as promotions included in expense for $113,780.

Investing and Financing Activities

Cash flows (used) in investing activities were $(612,523) and $(1,197,180) for the nine months ended June 30, 2011 and, 2010, respectively.  Our primary uses of cash for investing activities were the payment on the real estate contact of $480,863 and $433,715 for office equipment and other assets offset by reduction in restricted cash of $302,055.

Cash flows provided by financing activities were $2,616,416 for the nine months ended June 30, 2011, from the $(752,156) net amount repaid on the note payable related party and $3,368,572 of stock subscriptions received.

In the nine months ended June 30, 2011, we utilized approximately $1,648,762 of cash from operations and $612,523 of cash for investment activities.  We financed this $2,261,285 use of cash with our pre-existing cash resources and approximately $453,208 of net cash advances from our Chief Executive Officer, Mr. Michael Hansen and $3,368,572 of stock subscriptions received.  For the year ending September 30, 2011, we anticipate our capital needs for operating and investing activities will be approximately $2 million.  To fund that cash requirement we secured a $5 million credit facility from our Chief Executive Officer, Mr. Michael Hansen and, as of  July 24, 2011, we completed a private placement of 27,085,534 common shares for a total cash proceeds of $4,062,832 as described in the notes to the condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of June 30, 2011.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to the Company, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Chief Executive Officer and Chief Financial Officer further concluded that the disclosure controls and procedures were not effective as of the following prior periods: year ended September 30, 2009; three months ended December 31, 2009; six months ended March 31, 2010 and; nine months ended June 30, 2010; the year ended September 30, 2010 and the three months ended December 31, 2010; six months ended March 31, 2011 and; nine months ended June 30, 2011.

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

(g) We experienced problems with the post-merger integration of our accounting processes, personnel, systems and procedures, which differed greatly between Berlin, Germany and Boca Raton, Florida.

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

PART II: OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Company has historically relied upon two service providers to process credit card transactions arising from purchases of the Company’s services and products, one processor in Europe and the second processor in the United States.   A dispute has arisen between the Company and its U.S. processor,  National Merchant Center (“NMC”) as to the permitted amount of reserves, if any, that NMC is permitted to maintain and the length of time NMC may hold such reserves under the Agreement, and whether the Company owes NMC a “termination fee” of approximately $706,000 demanded by NMC after NMC terminated the parties’ Agreement.

On September 22, 2010, two wholly-owned subsidiaries of the Company, Dublicom Limited and DubLi Network Limited (collectively, the "Subsidiaries"), through counsel, made demand upon NMC to release the monies held in reserve in connection with the Company’s account under the Agreement.  On October 27, 2010, the Subsidiaries initiated legal action against NMC in the Circuit Court in and for Miami-Dade County, Florida seeking recovery of approximately $2,162,000 of reserves held at the direction of NMC plus various other awards, costs and expenses. The Subsidiaries alleged that NMC committed civil theft and conversion by its wrongful retention and misuse of the reserve funds. On October 27, 2010,  NMC informed the Company that it was terminating the Company’s merchant account with NMC and holding all of the Company’s funds then held in reserve  for a period of 180 days after the last chargeback to the Company’s account. Notably, the Company's historical chargebacks under the Agreement have averaged less than 1.2% of sales or approximately $63,000 since the reserve account was established in December 2009. On November 1, 2010, NMC sent the Company  an invoice demanding payment of a “termination fee” of approximately $706,000  to which NMC claimed to be entitled based upon the early termination of the Company’s merchant account under the Agreement. Thereafter, the Company learned that NMC was in Chapter 11 bankruptcy and, on or about November 12, 2010, the Company learned that the reserve funds in dispute were being held in an escrow account at Wells Fargo Bank, maintained by First Data Merchant Services ("First Data"), as master processor for NMC, and that the reserve funds were not involved in NMC's bankruptcy.  The case filed in Circuit Court was removed to the U.S. District Court for the Southern District of Florida and subsequently transferred to the California Federal Court.  This action is currently on hold while the litigation below between the Company and NMC, which involves the reserve funds and the “termination fee” is ongoing.

On February 9, 2011, NMC filed suit against the Company in the Superior Court of the State of California, Case Number: 30-2011-00449062-CU-BC-CJC, seeking to recover approximately $706,000, as a termination fee under the Agreement, plus attorneys' fees, interest and costs. NMC alleges that the Company breached the Agreement by not using NMC as its exclusive credit card processor and by taking the position that the Company does not own the website www.dubli.com. NMC alleges that it terminated the Agreement based upon the Company's alleged breaches of the Agreement and is therefore entitled to recover a termination fee. On March 17, 2011, the Company removed the action to the California Federal Court, where it is currently pending, Case No 8:11-cv-00433-AG-JCG. On April 7, 2011, the Company filed an Answer to the Complaint, in which it denied NMC's substantive allegations, raised affirmative defenses to NMC's claims and asserted Counterclaims against NMC, First Data and parties identified as Roes 1 – 20. The Company's counterclaims, all of which are based upon or relate to the Agreement, assert claims for relief in tort and contract and also assert claims for injunctive and declaratory relief. The Company has asserted its counterclaims to obtain a judicial determination of its rights under the Agreement and to obtain the release of all of the Company’s reserve funds, including  approximately $2,162,000 of reserve funds being held in an escrow account by First Data. On June 13, 2011, the Court entered an Order establishing  pretrial deadlines and setting the case for trial on July 31, 2012.

ITEM 5.          OTHER INFORMATION

Loans from Chief Executive Officer

During 2010, Michael Hansen advanced the Company $399,356 for working capital purposes.  The loan is evidenced by an unsecured note dated August 22, 2010, payable by the Company to Mr. Hansen in the amount referenced above.  The note is interest free and payable upon demand of Michael Hansen made after August 21, 2011. During the fourth quarter of 2009, Mr. Hansen advanced an additional $441,528 to the Company without interest or repayment terms, which advance increased the total debt owed to Mr. Hansen to $840,884 at September 30, 2010. Subsequent to September 30, 2010, Mr. Hansen advanced the Company an additional $426,069 resulting in a total debt of $1,266,953 as of March 23, 2011 the date upon which the Company and Mr. Hansen entered into $5 million Promissory Grid Note (“Grid Note”). The amount of this Note equals an existing outstanding balance of $899,739 now owed to Mr. Hansen plus any new borrowings under the Grid Note up to an aggregate of $5 million at any given time.  This Note is issued in replacement of the Promissory Note dated August 23, 2010 in the principal amount of $399,356.  The Grid Note has a term of one year; bears interest at 6% per annum accruing from the date of the Grid Note and is guaranteed by DubLi Properties, LLC and secured by a pledge of its assets. At June 30, 2011 the balance of the note was $114,340.

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

MEDIANET GROUP TECHNOLOGIES, INC.

Date: August 12, 2011	By:	/s/ Michael B. Hansen
Michael B. Hansen
President and Chief Executive Officer

INDEX TO EXHIBITS

No.	Description

31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed Herewith
**	Furnished Herewith