Form 10-K
period 2011-09-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2012-01-31
CIK 1097792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☑ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes    ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 31, 2011 was $12,694,878.

As of March 31, 2011, 318,586,463 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding and -0- shares of the registrant’s Preferred Stock, par value $0.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None

Item 1.                  Business

Forward Looking Statements

Statements in this Annual Report on Form 10-K may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report on Form 10-K, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

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

Background and Corporate Information

MediaNet Group Technologies, Inc. (the “Company,” “MediaNet,” “we,” or “us”) was incorporated under the laws of the State of Nevada on June 4, 1999, under the name of Clamshell Enterprises, Inc. We were formed as a "blind pool" or "blank check" company whose business plan was to seek to acquire a business opportunity through a merger, exchange of stock, or other similar type of transaction. On March 31, 2003, we completed a business acquisition by acquiring all of the issued and outstanding common stock of ShutterPort, Inc. in a share exchange transaction. We issued 5,926,662 shares of Common Stock in the share exchange transaction pursuant to which ShutterPort’s shareholders received one share of our Common Stock for each share of common stock of ShutterPort which they owned. As a result of the share exchange, ShutterPort became our wholly owned and operating subsidiary.

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

CG was organized in Cyprus on March 17, 2009, as a holding company for certain companies operating the “DubLi” business.  DubLi commenced operations under its current business model in October 2008. Prior to that time, the persons and companies now associated with DubLi carried on various Internet auction activities, including reverse auctions and traditional auctions of the kind maintained by eBay. The operations of DubLi are carried out through the following entities (collectively, the “Operating Subsidiaries”):

•	DUBLICOM LIMITED (“DUBLICOM”), a Cyprus limited company, which operates DubLi’s auction shopping and entertainment websites;

•
Lenox Resources, LLC, a Delaware limited liability company, that held DubLi’s intellectual property until September 30, 2011 when all such assets were transferred to CG Holdings Limited and Lenox Resources, LLC was dissolved;

•	DubLi Network Limited (“DubLi Networks”), a British Virgin Islands limited company, that operates DubLi’s global network of Business Associates;

•
Lenox Logistik und Service GmbH (“Lenox Logistik”), a German corporation, which serves as the product purchasing agent of DUBLICOM for products sold to customers outside of North America, Australia and New Zealand. Lenox Logistik also served as an outsourced service provider that employed persons who were collectively responsible for DubLi’s administrative, accounting, marketing and purchasing activities until its sale August 15, 2011, after which date, all of its business activities were assumed by DUBLICOM LIMITED and MediaNet or outsourced to 3rd party providers;

•
DubLi Logistics, LLC, a Delaware limited liability company (“DubLi Logistics”), which served exclusively  as the product purchasing agent of DUBLICOM for products sold to customers in North America (United States, Mexico, Puerto Rico, Canada), Australia and New Zealand until September 1, 2011 when all of its business activities were assumed by DUBLICOM LIMITED.

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

Business

Overview

MediaNet, through the Operating Subsidiaries, is a global network marketing company that sells merchandise, predominantly consumer electronics, jewelry, and electronic gift cards to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  Our online auctions are conducted in Europe, North America, Australia and New Zealand and we have a large network of independent Business Associates that sell “credits,” or the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  These auctions are designed to offer consumers real savings on these goods.

Online Auctions

The DubLi.com auctions are designed to provide consumers with the ability to obtain goods, such as computers, cameras, smart-phones, and jewelry at discounts to retail prices through a fun and convenient shopping portal.  These auctions offer only certain inventory (brand new, newest model, full warranty) from the world’s leading manufacturers, including Apple, Nikon, Canon, Bose, Sony, Samsung, Tiffany & Co. and Tag Heuer, among many others.

In order to participate in and make bids in any the DubLi.com online auctions, consumers must purchase DubLi Credits.  Each Credit sells retail for either US$0.80, AU$0.90 or 0.60€ depending on portal location and entitles the consumer to one bid in one auction (Unique Bid or Xpress) with a corresponding $/€0.20 price reduction on the Xpress auction.  Discounts are available on the purchase of a substantial volume of Credits at one time.  We also include credits in various retail subscription packages such as the VIP Package.   Credits can be purchased directly from DubLi or from one of DubLi’s Business Associates.  Accordingly, we generate revenue from the DubLi.com auctions both on the sale of Credits and on the sale of products to the ultimate auction winners.  DubLi Credits have no monetary value, no stored value, and they are not refundable after three days and they cannot be redeemed for products or services. DubLi Credits may only be used to place a bid at auction.

DubLi has two types of auctions Xpress and Unique Bid which it operates on four separate platforms, one each for Europe (“EU”), Australia and New Zealand (“ANZ”), North America (“US”) (United States, Mexico, Puerto Rico and Canada) and Worldwide (“Global”).

Prior to June 2011, Xpress auctions consisted of name brand products and services purchased for resale from retailers, wholesalers and manufacturers.  In June 2011, the Company changed the format to exclusively offer electronic gift cards that are redeemable for cash. In an Xpress auctions, the Gift Card up for auction is displayed with a starting price, which is the lowest available value of the Gift Card (the “Starting Price”). Each time a person makes a bid (which costs him or her one Credit), the price, is decreased by either US$0.20, AU$0.20 or 0.20€ and the reduced price becomes visible to the person making a bid and to no other person.  The bidder can choose to purchase the Gift Card at the reduced price so shown or can opt to wait in the hopes that others will make bids and drive down the price.  The actual purchase price is always less than the starting price and often represents a substantial discount to the starting price.

In a Unique Bid auction, the auction is scheduled with a definitive start and end time.  At any time prior to the scheduled auction end time, persons can make bids (one bid for one Credit) on the price at which they would purchase the product. Bids must be made in 0.20 increments in USD, AUD or Euro. The person who has placed the lowest unique bid (i.e. no other person has bid the same 0.20 incremental amount) is entitled to purchase the product at such bid price.

In both styles of auctions, there are generally a high number of bidders and most bidders place more than one bid.  Accordingly, between the sale of the products or electronic gift cards and Credits, DubLi often realizes more than the price which it paid for an item. Substantially all items sold by DubLi in the online auctions are purchased by DubLi on the open market at market price without any substantial discount. In the future, DubLi may seek to work with wholesalers or retailers to purchase items for less than they can be purchased by the average customer.

Credits are sold to consumers directly by DubLi, through our network of Business Associates, or through the Partner Program (described below).  As of September 30, 2011 approximately 96% of our Credit sales are made through our network of Business Associates and, accordingly, we are dependent on our Business Associates for a significant portion of our sales.  As of September 30, 2011, we had Business Associates located in over 79 countries.  Business Associates are incentivized to locate and sponsor new Business Associates (“Down-line Associates”) and establish their own sales organization.

Business Associates earn commissions on:

•	the sale of Credits by down-line Associates sponsored by the subject Business Associate or such Business Associate’s down-line Associates (“Organizational Commission”).
•	the sale of our Smart Shopper and V.I.P. Member subscriptions packages; and,
•      a share in the commissions earned by the Company from customers who shop in our online Shopping Mall described below.

Business Associates may also earn profits on the re-sale of Credits owned by the subject Business Associate directly to retail consumers (“Affiliated Consumers”) who are signed up by such Business Associate.

To earn profits, a Business Associate must purchase Credits from DubLi and resell such Credits to its Affiliated Consumers.  Credits are sold by Business Associates to retail consumers at the same price offered by DubLi.  When an Affiliated Consumer places an order for Credits, the Credits are automatically deducted from the Business Associate’s account and transferred to the Affiliated Consumer’s account, and the Business Associate is eligible to earn his or her profit.  If a Business Associate does not have sufficient Credits in his or her account to cover an order by an Affiliated Consumer, DubLi will supply the balance of Credits to fill the order, but the Business Associate will not be eligible to earn commissions or profits on the Credits supplied by DubLi.  The amount of the profit earned by a Business Associate varies from 5-25% based on the total Credits purchased by the Business Associate over a consecutive twelve-month period. In addition, a Business Associate may make a profit from the sale of a Credit by purchasing the Credits in bulk (packages containing 800 or 2,000 or 5,000 Credits) from the Company at wholesale and selling them to customers at the same price at which the Company sells the Credits to its customers.

To become a Business Associate, an applicant must register with DubLi by filling out an online Business Associate Application and Agreement and purchase an e-Biz kit for US$175.00, AU$210.00 or 140.00€. The e-Biz kit is the only purchase required to become a Business Associate.

DubLi also offers a partner package and program (the “Partner Program”) to companies, associations, affinity groups and non-profit organizations (which it refers to as a “white label solution”). Using the Partner Program, these groups can, through DubLi, open and utilize an auction portal open for their members. Each Partner earns a thirty percent (30%) commission on all Credits sold to such Partner’s members through their portal. Using the Partner Program gives participating organizations a professional web presence, access to products offered on the auction portal through DubLi, and the use of DubLi to complete all customer purchase processes. DubLi provides a variety of ready-made templates that can be customized to the individual requirements of any organization, including the use of the organization’s URL. The Company receives the remaining 70% of the sales proceeds from which it pays all related costs and expenses.

DubLi Shopping Mall

DubLi offers a free portal called "DubLi Shopping Mall" that allows customers to search for products offered by various online stores. DubLi is not the supplier of these products. We provide links to products sold in numerous merchants’ online stores based on the customer’s searches and we earn a commission on the purchases made by the customers that we refer. All customer purchases are completed with the respective online store that sells the product and each merchant partner pays the Company a set percentage of sale (revenue share) or flat dollar amount for each sale that is directed from a DubLi Shopping Mall.

In February 2011, the Company introduced a new version of its online shopping mall, combining features of its original BSP Shopping Mall platform with a new search technology and several new features designed to enhance the shopping experience.

The new DubLi Shopping Mall was designed to efficiently help users find the relevant information they need to make purchase decisions.  The DubLi Shopping Malls’ primary objective is to provide information to the user in a clear, concise and easy to use format that enables the user to obtain the desired results in the fewest “clicks.”  We believe our new format provides an efficient tool for the consumer and yields greater earnings to the Company.

Users may search for products and services by entering key words or category inquiries.  They are also able to refine their searches by using a number of filters, including number of products, price and brand.  The DubLi Shopping Mall uses merchant provided price indexes and product information and inputs these dynamic results into our shopping database to update all information available to our customer on an ongoing basis. The website is designed on a Service Oriented Architecture - for a cross website synchronization interface that allows us to easily add or modify new merchants and their corresponding web links, automatically render product information (descriptions, price and graphics) and track and input changing discounts and specials into the database.  The website also tracks and reports user data on a regular basis.   Users also can perform searches by selecting the "Choose online store" banner and then the “Show Categories” or “Show all stores” tabs on the Shopping Mall home page of each country mall, and also by using the “Shop by Country” drop-down menu on the Global Shopping Mall.

The new DubLi Shopping Mall platform launched in 2011 as follows: Germany in February, the US in April, Australia in July, Spain in August, Denmark in September and a Global Shopping Mall in October.   Each Shopping Mall uses third-party affiliate networks to access its merchant partners.  The Company localizes its Shopping Malls by country.  For example, in Germany a user will only shop at German merchants and make their purchases in Euros.  However, DubLi supports several languages that may also be used on the Company hosted portion of its Shopping Malls.  Customers may make purchases in their local currency however, their cash back awards will be delivered in the currency used on the respective DubLi portal with which they are registered.  For example: In Denmark, users pay for purchase in Danish Krone, but receive their cash back in Euros.

The Company’s Global Shopping Mall uses merchants based in the US and UK that ship, in the aggregate, to 214 countries around the world.  This Mall is hosted in English and the user will make their purchase in either US Dollars or Great Britain Pound Sterling, unless the merchant offers various currency options on its website.  When a user enters the DubLi Global Shopping Mall, the IP (Internet Protocol) address identifies the users’ country of residence so that the mall only displays products and merchants that ship to that user’s country based on a UPC (Unique Product Code) or EAN (European Article Number).  The price of the product is normalized from GBP and USD and presented back to the user in the user’s local currency.  The Company believes it is the only Shopping Mall provider to offer this type of system.

We intend to launch a localized shopping mall in every country in which we have a sufficiently large number of Business Associates to support the endeavor. Users must register to take advantage of all of the Shopping Mall’s features. Starting December 1, 2011, all customers who register for free and shop will earn a cash back rebate at the end of each month. The cash back is a percentage of their purchases and the percentage depends on the retailer ranging from .05% up to 30%. Customers may earn an additional 5% cash back annually on all of their purchases by registering for the Smart Shopper Package or an additional 7% cash back annually by registering for the V.I.P. Member Package.

BSP Rewards

The Company continues to maintain its older BSP Rewards Mall for itself and several clients. The older format BSP Rewards Mall provides private branded loyalty and reward web malls and programs to both for-profit and not-for-profit companies and organizations. The program is designed as a shopping service through which members receive rebates (rewards) on purchases of products and services from participating merchants. Earned rewards may be accumulated by the member and can be loaded onto a debit MasterCard which can be used to make additional purchases from any participating merchant in the program or from anywhere in the world that debit MasterCard cards are accepted. The BSP program is proprietary to the Company.

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

Entertainment

In November 2011, the Company initiated a free entertainment program within the DubLi portal that enables registered customers to search and stream millions of audio files from public sources on the web. This free service also allows registered customers to search for music and audio files, listen to radio stations from around the world and play online flash games.

The Company believes that adding a free entertainment service to its portal DubLi may increase brand awareness and customer registrations and stimulate traffic to shopping malls and increase auctions activity and the revenue potential of our various service and product offerings. Business Associates will be primary drivers in promoting and selling this product.

Distribution

We presently have sales operations in 79 countries and territories, including the U.S.  The merchandise that we sell includes consumer goods, such as computers, cameras, smart phones, and jewelry, from the world’s leading manufacturers, including Apple, Nikon, Canon, Bose, Sony, Samsung, Tiffany & Co. and Tag Heuer, among many others.  There are no suppliers for DubLi Credits and DubLi Subscription Services.  The principal suppliers for the consumer goods that we sell are the manufactures’ retail outlets, Amazon.com, Best Buy, Apple, Louis Vuitton, Tiffany & Co, Swarovski, Gucci and others.

Unlike many of our competitors, which sell their products through third party retail establishments (i.e. drug stores, department stores), we primarily sell our products to the ultimate consumer through the direct-selling channel. In our case, sales of our products are made to the ultimate consumer principally through direct selling by independent representatives or Business Associates and directly from our web sites. Business Associates are independent contractors and not our employees. Business Associates earn a profit by purchasing DubLi Credits and DubLi Subscription Services directly from us at a discount from a published price and selling them to their customers, the ultimate consumer of our products. No single Business Associate accounts for more than 10% of our net sales.

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

In the US, EU, ANZ, and Globally, we also market our products through four versions of our consumer website www.DubLi.com. These sites provide a purchasing opportunity to consumers who choose not to purchase through a Business Associate.

The recruiting or appointing and training of Business Associates are the primary responsibilities of vice presidents, sales directors, team coordinators and team leaders. These individuals are independent contractors who are rewarded primarily based on total sales achieved in their Down-line Associates. Personal contacts, including recommendations from current Business Associates, webinars and live local area events constitute the primary means of obtaining new Business Associates. The DubLi network program is a multi-level compensation program which gives Business Associates the opportunity to earn bonuses based on the net sales made by Business Associates they have recruited and trained in addition to discounts earned on their own sales of our products. This program limits the number of levels on which commissions can be earned to six levels and continues to focus on individual product sales by Business Associates. Given the high rate of turnover among Business Associates (a common characteristic of direct selling), it is critical that we recruit, retain and service Business Associates on a continuing basis in order to maintain and grow our business. In this regard, we have initiatives underway to standardize global processes for prospecting, appointing, training and developing Business Associates, as well as training and developing our direct-selling executives.

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

Government Regulations

Our operations and activities are subject to the governmental regulations and taxes of the countries in which we operate. The following description of governmental regulations does not purport to describe all present and proposed regulation and legislation that may affect our business. Legislative or regulatory requirements currently applicable to our business may change in the future. Any such changes could impose new obligations on us that may adversely affect our business and operating results.

We are subject to foreign and domestic laws regulating the conduct of business on and off the Internet. It is not always clear how existing laws regulating activities such as gaming, auctions, multi-level marketing, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, and personal privacy apply to online businesses such as ours. The majority of these laws were adopted prior to the advent of the Internet and electronic commerce and, as a result, do not contemplate or address the unique issues of the Internet and electronic commerce. Those laws that do reference the Internet, such as the US Digital Millennium Copyright Act and the European Union’s Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain.  Furthermore, as our activities and the types of goods and services listed on our websites expand, regulatory agencies or courts may claim or hold that we or our users are subject to licensure or are prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles).

Although we have sought to structure all of our auctions so that they are not regulated as a form of “gaming” or a “lottery,” there can be no assurances that the regulatory authorities of any country, state, county or municipality will not assert the view that our Unique Bid auctions constitute some form of “gaming” or a “lottery,” subject to regulation and/or prohibited by such regulatory entity.  The laws, regulations and case law defining and governing “gaming” and “lotteries,” especially in the context of electronic commerce, are generally regarded as an “emerging” area of the law, are subject to less than certain and often divergent interpretations, vary from jurisdiction to jurisdiction, and are subject to varying levels of enforcement.  Given the regulatory landscape, we risk violating the laws of a particular country, state, county or municipality, even in those jurisdictions where we believe we have conducted considerable legal research and/or secured legal advice.  In certain instances, we may decide to limit our activities and our Business Associates’ activities in such jurisdictions.  If the Unique Auction were deemed to be a form of gambling or lottery or otherwise subject to regulation, we could be potentially subject to a range of penalties, injunctive actions and/or fines.  In addition, even if we believed we were not properly subject to such regulations, we might be compelled or deem it in our best interest to suspend future auctions in the subject jurisdiction.

Further, numerous states and foreign jurisdictions have regulations governing the conduct of traditional “auctions” and the liability of traditional “auctioneers” in conducting auctions. These types of regulations may become applicable to online auction sites. We are aware that several states and some foreign jurisdictions have attempted to impose such regulations on other companies operating online auction sites or on the users of those sites. Attempted enforcement of these laws appears to be increasing and such attempted enforcements could harm our business. We may incur costs in complying with these laws. We also may be required to make changes in our business, from time to time, that may increase our costs, reduce our revenues, and cause us to prohibit the listing of some items in certain locations, or make other changes that may adversely affect our auctions business.

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

From time to time, various regulations or laws have been proposed or adopted that would, in general, restrict the frequency, duration or volume of sales resulting from new product introductions, special promotions or other special price offers.  For example, restrictions on trade such as tariffs (which raise the price of imported goods and result in an increases the demand and price for the same goods produced by domestic suppliers), quotas (which put a legal limit on the amount of goods that can be imported), and standards (which establish health and safety standards for imported goods, frequently much stricter than those applied to domestically produced goods) may negatively effect the frequency, duration or volume of sales resulting from a particular product or special promotion.  We expect our pricing flexibility and broad product lines to mitigate the effect of these regulations.  Our pricing flexibility would allow us to pass the additional expense of a tariff applicable to a particular product along to the end customer; and our broad product lines would allow us to focus on products for which no or less severe tariffs, quotas or standards have been established.

We are also subject to the adoption, interpretation and enforcement by governmental agencies of other foreign laws, rules, regulations or policies, including any changes thereto, such as import and export license requirements, privacy and data protection laws, and records and information management, which may require us to adjust our operations and systems in certain markets where we do business. For example, privacy and data protection laws are subject to frequently changing rules and regulations, which may vary among the various jurisdictions in which we operate. If we are unable to adhere to or successfully implement processes in response to changing regulatory requirements, our business and/or reputation may be adversely affected.

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

Specifically, due to the nature of the direct-selling channel, we compete on a regional, often country-by-country basis, with our direct-selling competitors, some of which have greater financial resources than we have. Unlike most other online retailers, we compete within a distinct business model where providing a compelling earnings opportunity for our Business Associates is as critical as developing and marketing new and innovative products. As a result, in contrast to a typical online retail company which operates within a broad-based consumer pool, we must first compete for a limited pool of representatives before we reach the ultimate consumer.

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

Auctions

DubLi competes with a variety of other companies based upon on the type of merchandise and the sales format they offer to customers. These competitors include, but are not limited to:

•	online bidding fee auction websites such as QuiBids.com, Beezid.com and Zapadeal.com;

•	various standard, online auction websites such as eBay.com, Bidz.com and uBid.com;

•	a number of e-commerce companies focused primarily on excess and overstock products with fixed price formats, including Amazon.com, Overstock.com, Shopping.com, eCost.com, and SmartBargains.com.

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

Online Web Malls

DubLi and BSP web malls compete with a variety of other smaller companies. In addition there are two larger competitors dominant in the US market: Ebates Shopping.com, Inc. and Cartera Commerce, Inc. Ebates.com is a direct competitor.  Cartera.com provides its solutions to banks and other card based loyalty programs.

Music

DubLi offers its music search as a free service in order to provide value added benefits to its online shopping experience, enrich the website’s content and to drive traffic to the site.

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

International Operations

Our international operations are conducted in 79 countries and territories outside of the US.

Our international operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable social, economic and political conditions.

See the sections “Risk Factors - Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks” and “Risk Factors - We are subject to financial risks related to our international operations, including exposure to foreign currency fluctuations” in Item 1A of this Report.

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

Employees

As of September 30, 2011 the Company had 21 full-time employees and 29 independent contractors.

Website Access to Reports

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are, and have been throughout 2011, available without charge on our investor website (www.medianetgroup.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). We also make available on our website our Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, from Investor Relations, MediaNet Group Technologies, Inc., 5200 Town Center Circle, Suite 601, Boca Raton, FL 33486 or by sending an email to investorrelations@medianetgroup.com or by calling (561) 417-1500. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above referenced reports.

Item 1A.               Risk Factors

Our success is dependent on our ability to educate our Business Associates in order to increase their productivity.

Approximately 96% of our auction Credit sales, which represents approximately 60% of our total revenue in the year ended September 30, 2011, were made through our network of Business Associates and, accordingly, we are dependent on our Business Associates for a significant portion of our sales. To increase our revenue, we must increase the productivity of our Business Associates.  Accordingly, our success depends in significant part upon our ability to recruit, retain and motivate our Business Associates.  Our operating results could be harmed if our existing and new business opportunities do not generate sufficient interest to retain existing Business Associates and attract new Business Associates or if we fail to educate them about our products and services in ways that ensure their success.

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

We face significant competition.

We face competition from competing products in each of our lines of business, in both the domestic and international markets. Worldwide, we compete against products sold to consumers by other direct-selling and direct-sales companies and through the Internet, and against products sold through the mass market and prestige retail channels as well as other reverse and penny auction websites.

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

We are also subject to the interpretation and enforcement by governmental agencies of other foreign laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, import and export license requirements, privacy and data protection laws, and tariffs and taxes, which may require us to adjust our operations in certain markets where we do business. In addition, we face legal and regulatory risks in the United States and, in particular, cannot predict with certainty the outcome of various contingencies or the impact that pending or future legislative and regulatory changes may have on our business in the future. The US Federal Trade Commission has proposed business opportunity regulations which may have an effect upon the Company’s method of operating in the US. It is not possible to gauge what any final regulation may provide, its effective date or its impact at this time.

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

We currently purchase a considerable amount of merchandise to be sold in our auctions, and in doing so, assume the inventory and price risks of this merchandise. These risks are especially significant because most of the merchandise we sell is subject to rapid technological change, obsolescence and price erosion. Our success will depend in part on our ability to sell such inventory rapidly through our websites. We also rely heavily on the ability of our staff to purchase inventory at attractive prices relative to resale value.

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

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences through worldwide redundant servers, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. Our systems are also subject to break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. We do not carry business interruption insurance to compensate us for losses that may result from interruptions in our service as a result of system failures.

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

We currently have agreements in place with two credit card processors, one each in the United States and Europe who process credit card transactions completed on our websites.  Pursuant to the current terms and conditions of these agreements, the processors are permitted to maintain a 5% reserve or holdback for six months on each sale processed by them. Holdbacks are the portion of the revenue from a credit card transaction that is held in reserve by the credit card processor to cover possible disputed charges, chargeback fees, and other expenses. In the event a credit card processor declares bankruptcy, encounters financial difficulties, refuses or fails to honor its contract with us for any reason or ceases operations, there can be no assurance that we would be able to access funds due to us on a timely basis, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  In addition, from time to time, these processors may increase the amount that they keep in reserve as holdbacks. Although we are entitled to receive any remaining holdback amount after a designated period of time, any increase in the holdback percentage would result in a delay in our receiving the full proceeds from the sales of products and Credits.  This would adversely affect our cash flow and financial condition.

We may be unsuccessful in recovering our money from National Merchant Centers.

On November 23, 2009, the Company entered into a processing agreement with National Merchant Center ("NMC"), a service provider located in the United States, to process U.S. currency credit card transactions, which agreement was terminated by NMC on October 27, 2010 (the "Agreement"). A dispute has arisen between the Company and NMC arising from the Agreement. Since 2010, NMC has refused the Company's demands to release funds, of approximately $2.1 million, held in a reserve account established under the Agreement ("Reserve Funds"). NMC has filed suit against the Company seeking payment of a “termination fee" of $706,277, which action  is currently pending in the United States District Court for the Central District of California (the "Action")(the "California Federal Court"). The Reserve Funds are currently in an escrow account at Wells Fargo Bank, maintained by First Data Merchant Services, Inc., as "master processor" for NMC ("First Data"), and controlled by First Data. In the Action, NMC has taken the position that it is entitled to hold $706,277 of the Reserve Funds until the Court decides its termination fee claim. NMC and First Data have represented in court filings that they are willing to begin returning the balance of the Reserve Funds, approximately $1.4 million, to the Company by making monthly payments from January 5, 2012 until May 5, 2012. Based on the foregoing, and depending on the outcome of NMC's "termination fee" claim in the Action, the Company may not recover all of the approximately $2.1 million of the Reserve Funds. The Company disputes that NMC is owed a termination fee and is vigorously defending NMC's claim for such a fee in the Action.

As a result of the dispute with NMC, the Company had only one credit card processor, which is located in Europe, from November 2010 to November 2011. When NMC terminated the Company’s merchant account, the Company immediately replaced NMC with our European credit card processor and continued operations without interruption.  The European credit card processor charges foreign transaction fees or currency conversion fees to our US-based clients. These foreign transactions fees adversely affected US sales during 2011 while the Company sought a replacement processor located in the United States.   The Company procured a new US processor in November 2011, but management expects that improvements to US sales will take time to return to the 2010 levels.

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

We believe our ability to effectively compete is contingent upon our ability to make customers aware of our service offerings, provide an enjoyable shopping experience and provide customers with an opportunity to purchase merchandise and gift cards at a potential, significant discount to prevailing market prices.
Many of our potential competitors have significantly greater brand awareness and greater financial, marketing, customer support, technical and other resources than we have.  These competitors, especially competitors with good brand recognition, could develop online auctions that are similar to our online auctions.  We believe that there are only a limited number of factors that restrict or discourage competitors from seeking to directly compete with us.

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

We are subject to foreign and domestic laws regulating the conduct of business on and off the Internet. It is not always clear how existing laws governing issues such as gaming, multi-level marketing, wire transfers, property ownership, copyrights, trademarks and other intellectual property issues, parallel imports and distribution controls, taxation, libel and defamation, and personal privacy apply to online businesses such as ours. The majority of these laws was adopted prior to the advent of the Internet and electronic commerce and, as a result, do not contemplate or address the unique issues of the Internet and electronic commerce. Those laws that do reference the Internet, such as the US Digital Millennium Copyright Act and the European Union’s Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. Furthermore, as our activities and the types of goods and services listed on our websites expand regulatory agencies or courts may claim or hold that we or our users are subject to licensure or prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles).

As we expand and localize our international activities, we become obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an ecommerce transaction. Laws regulating Internet and ecommerce companies outside of the US may be less favorable than those in the US, giving greater rights to consumers, competitors or users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services.

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.

Although we have all-risk property insurance for our operating properties covering damage caused by a casualty loss (such as fire, natural disasters or certain acts of terrorism), each policy has certain exclusions. In addition, our property insurance coverage is in an amount that may be less than the expected full replacement cost of rebuilding the facilities if there were a total loss. Our level of insurance coverage may be inadequate to cover all possible losses in the event of a major casualty. In addition, certain casualty events, such as labor strikes, nuclear events, loss of income, or damage resulting from deterioration or corrosion, insects or animals and pollution, might not be covered under our policies. Therefore, certain acts and events could expose us to substantial uninsured losses. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of these events or be subject to claims by third parties who were injured or harmed. While we do carry general liability insurance, we do not carry business interruption insurance. The insurance we do carry may not continue to be available on commercially reasonable terms and, in any event, may not be adequate to cover all losses.

We are exposed to fluctuations in currency exchange rates and interest rates.

Because more than 69% and 65% of our revenue in 2011 and 2010, respectively is generated in currencies other than the US dollar but we report our financial results in US dollars, we face exposure to adverse movements in currency exchange rates. If the US dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased net revenues and net income.  We are also subject to currency exchange risks in connection with our purchase and sale of dollars and Euros in the ordinary course of our business to meet our obligations to our Business Associates and other creditors.

There are many risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Europe, is critical to our revenues and profits. Net revenues outside the US accounted for approximately 94% and 75%, respectively, of our net revenues in both fiscal year 2011 and 2010.  Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local laws, cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our traditional auction business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into particular international markets or in generating revenues from foreign operations.

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

We conduct certain functions, including product development, customer support and other operations, in regions outside the US. We are subject to both US and local laws and regulations applicable to our offshore activities, and any factors which reduce the anticipated benefits, including cost efficiencies and productivity improvements, associated with providing these functions outside of the US could adversely affect our business.

We may need additional capital to grow our operations as planned

For the year ended September 30, 2011, we used approximately $2.5 million of cash from operations and utilized $0.4 million of cash for investment activities.    In this connection, we financed this $2.9 million use of cash with our cash flows from operations, pre-existing cash resources and $4.8 million of cash proceeds from the sale of our common stock.  For the year ending September 30, 2012, we anticipate that our cash flows from operations together with the $6 million that we plan to raise from the private placement described below will be sufficient to meet our capital needs including that needed to support our growth.   Mr. Michael Hansen has provided us considerable financial support in the past, and he has committed to provide us with additional financial support should we need it. During 2011, we completed a private placement of $4.8 million in Europe in reliance upon an exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”).  We plan to make a second Regulation S offering available in February 2012 for 20 million shares at $0.30 per share in order to raise an additional $6 million. If we are unable to generate or secure capital as planned, we may not be able to develop our business as planned and/or may be compelled to seek alternative sources of capital in order to pursue our current business plan.

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

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our Chief Executive Officer, Michael Hansen, and our Chief Operating Officer, Alessandro Annoscia, are critical to the overall management of the Company as well as the development of our business plan, our culture and our strategic direction. The loss of any of our management or key personnel could seriously harm our business.

If we do not improve our internal controls and systems, our business may suffer and the value of our shareholders’ investment may be harmed.

As a public company, we are required to document and test our internal control over financial reporting procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act.  Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934). During the course of our testing in 2010 and 2011, we identified certain material weaknesses in our system of internal controls and inaccuracies or deficiencies in our financial reporting that required revisions to or restatement of prior period results. See Part II, Item 9A of this Form 10-K for further discussion of the identified weaknesses.  We are taking remedial measures to correct such control deficiencies and expect to devote significant resources to improving our internal controls.  These remedial measures include the measures discussed in Part II, Item 9A of this Form 10-K. We expect to continue to evaluate our controls and make improvements as necessary.  However, we cannot be certain that these measures will ensure that our controls are adequate in the future or that the controls will be effective in preventing fraud or material misstatement. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and fraud may be easier to perpetrate on us. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on our stock price.

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

As of September 30, 2011, the Zen Trust held of record 214,178,946 shares of Common Stock, or approximately 59% of the issued and outstanding shares of Common Stock. Michael Hansen, our CEO and President, has the indirect power to direct the voting of all of our outstanding Common Stock issued in the name of the Zen Trust.   Accordingly, Mr. Hansen has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders. Although Mr. Hansen owes the Company certain fiduciary duties as an executive officer of the Company, the interests of Mr. Hansen here may conflict with, or differ from, the interests of other holders of our Common Stock. For example, Mr. Hansen could unilaterally decide to replace our existing board of directors with new directors even if such change was not supported by most of the other shareholders.  Mr. Hansen may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Mr. Hansen has the power to vote a substantial number of shares of our Common Stock, he will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.  If all conditions of the Trust are satisfied as described in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, then Mr. Hansen’s beneficial ownership interest in the Company will be reduced to approximately 19%.  See “Results of Two Step Transfer” in Item 12 of this Report.

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

We have acquired a number of businesses in the past, including, most recently, our merger of MediaNet and CG Holdings and its subsidiaries.   We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

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

Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the time frame expected. Future acquisitions or mergers may require us to issue additional equity securities, spend our cash, or incur debt, liabilities, and amortization expenses related to intangible assets or write-offs of goodwill, any of which could reduce our profitability and harm our business.  To the extent we have sufficient authorized but unissued shares of Common Stock and Preferred Stock; we may not need to secure shareholder approval prior to making any equity issuances for such purposes.

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

Several proposals have been made at the US, state and local level that would impose additional taxes on the sale of goods and services or communications through the Internet. These proposals, if adopted, could substantially impair the growth of ecommerce and our brands, and could diminish our opportunity to derive financial benefit from our activities. The US federal government’s moratorium on state and local taxation of Internet access or multiple or discriminatory taxes on ecommerce was extended through November 2014. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting certain taxes that were in effect prior to the enactment of the moratorium and/or one of its extensions.

One or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate ecommerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been discussed in the US Congress, several states, and a number of foreign jurisdictions.) One or more other jurisdictions may also seek to impose tax-collection or reporting obligations based on the location of the product or service being sold or provided in an ecommerce transaction, regardless of where the respective users are located. Imposition of a discriminatory record keeping or tax collecting requirement could decrease seller activity on our sites and would harm our business.

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

Although certain market makers facilitate trades of our common stock on the Over the Counter Bulletin Board (“OTCQB”), there is currently a limited market for shares of our Common Stock and we cannot be certain that an active market will develop. The lack of an active public market could have a material adverse effect on the price and liquidity of our Common Stock.  Broker-dealers often decline to trade in OTCQB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater. Consequently, selling our Common Stock may be difficult because smaller quantities of shares can be bought and sold, transactions can be delayed and securities analyst and news media coverage of our Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our Common Stock as well as lower trading volume. Investors should realize that they may be unable to sell shares of our Common Stock that they purchase. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our Common Stock.

The market price of our Common Stock is volatile.

The market price of our Common Stock is volatile, and this volatility may continue. For instance, between October 1, 2010 and September 30, 2011, the closing bid price of our Common Stock, as reported on the markets on which our securities have traded, ranged between $0.14 and $0.31. Numerous factors, many of which are beyond our control, may cause the market price of our Common Stock to fluctuate significantly. These factors include:

•	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•	changes in financial estimates by us or by any securities analysts who might cover our stock;

•	speculation about our business in the press or the investment community;

•	significant developments relating to our relationships with our Business Associates, customers or suppliers;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the web-based industry;

•	customer demand for our products;

•	general economic conditions and trends;

•	major catastrophic events;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	loss of external funding sources;

•	sales of our Common Stock, including sales by our directors, officers or significant stockholders; and

•	additions or departures of key personnel.

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

Our board of directors has the right, without stockholder approval, to issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of Common Stock. which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our Common Stock. Although we have no present intention to issue any additional shares of preferred stock or to create any new series of preferred stock, we may issue such shares in the future.

Item 1B.               Unresolved Staff Comments

Not applicable because the Company is not an accelerated filer, a large accelerated filer or a well-known seasoned issuer.

Item 2.                  Properties

The Company leases 10,476 square feet in Boca Raton, Florida for its global headquarters pursuant to a ten-year lease ending in 2020 at a normalized cost of $23,291 per month, plus common area maintenance and sales tax.

Item 3.                  Legal Proceedings

Prior to November 2009, the Company used one service provider, which was located in Europe, to process all of the credit card transactions which arise from the purchase of products and DubLi Credits by Business Associates and customers of the Company. On November 23, 2009, the Company entered into a processing agreement with NMC, a service provider located in the United States, to process U.S. currency credit card transactions. NMC terminated the Agreement on October 27, 2010; and a dispute has arisen between the Company and NMC relating to the Agreement. Since 2010, NMC has refused the Company's demands to release the approximately $2.1 million of Reserve Funds and has filed suit, as described below, against the Company seeking payment of a “termination" or "early cancellation" fee in the amount of  $706,277, which Action is currently pending in the California Federal Court.

After NMC refused the Company's demands made in 2010 to begin releasing the Reserve Funds in accordance with the terms of the Agreement, on September 22, 2010, two wholly-owned subsidiaries of the Company, Dublicom Limited and DubLi Network Limited (collectively, the "Subsidiaries"), through counsel, made demand upon NMC to release the Reserve Funds.   On October 27, 2010, the Subsidiaries initiated legal action against NMC in the Circuit Court in and for Miami-Dade County, Florida seeking recovery of approximately $2,162,000 of reserves held at the direction of NMC plus various other awards, costs and expenses. The Subsidiaries alleged that NMC committed civil theft and conversion by its wrongful retention and misuse of the Reserve Funds. On October 27, 2010, NMC informed the Company that it was terminating the Company’s merchant account with NMC and holding all of the Company’s funds then held in reserve for a period of 180 days after the last chargeback to the Company’s account. Notably, the Company's historical chargebacks under the Agreement have averaged less than 1.2% of sales or approximately $63,000 since the reserve account was established in December 2009. On November 1, 2010, NMC sent the Company an invoice demanding payment of a “termination fee” of $706,277 to which NMC claimed to be entitled based upon the early termination of the Company’s merchant account under the Agreement. Thereafter, the Company learned that NMC was in Chapter 11 bankruptcy and, on or about November 12, 2010, the Company learned that the Reserve Funds  were being held in an escrow account at Wells Fargo Bank, controlled by  First Data , as "master processor" for NMC, and that the Reserve Funds were not involved in NMC's bankruptcy.  The case filed in Circuit Court was removed to the U.S. District Court for the Southern District of Florida by the Subsidiaries and transferred in March 2011 by Court Order to the California Federal Court.  On December 5, 2011, the Company dismissed this action without prejudice.

On February 9, 2011, NMC filed suit against the Company in the Superior Court of the State of California, Case Number: 30-2011-00449062-CU-BC-CJC, seeking to recover approximately $706,277, as a "termination fee" under the Agreement, plus attorneys' fees, interest and costs. NMC alleges that the Company breached the Agreement by not using NMC as its exclusive credit card processor and by taking the position that the Company does not own the website www.dubli.com. NMC alleges that it terminated the Agreement based upon the Company's alleged breaches of the Agreement and is therefore entitled to recover a fee arising from the early cancellation of the Agreement.  On March 17, 2011, the Company removed the action to the California Federal Court, where it is currently pending, Case No 8:11-cv-00433-AG-JCG. On April 7, 2011, the Company filed an Answer to the Complaint, in which it denied NMC's substantive allegations, raised affirmative defenses to NMC's claims and asserted Counterclaims against NMC, First Data and parties identified as Roes 1 – 20. The Company's counterclaims, all of which are based upon or relate to the Agreement, assert claims for relief in tort,  contract and unfair business practices in violation of California Business and Professions Code § 17200 et seq., and also assert claims for injunctive and declaratory relief. The Company has asserted its counterclaims to obtain a judicial determination of its rights under the Agreement, to obtain the release of all of the Company’s Reserve Funds, including $2,164,293 of Reserve Funds being held in an escrow account controlled by First Data, and to recover damages caused by the wrongful retention of the Reserve Funds. On June 13, 2011, the Court entered an Order establishing pretrial deadlines and setting the case for trial on July 31, 2012. On September 30, 2011, the Company filed a motion for preliminary mandatory injunctive relief, seeking the immediate release of the Reserve Funds, which motion was denied by the Court on November 22, 2011. On December 13, 2011, the Company filed a motion seeking an expedited trial by early February 2012 of its counterclaims relating to the Reserve Funds, or alternatively of its equitable claims for declaratory judgment and injunction seeking the release of the Reserve Funds, which motion is pending. On January 9, 2012, the Court ruled in favor of the Company’s motion and set February 14, 2012 as the date for the expedited trial on the issue of the Company’s right to the immediate return of the Reserve Funds.

PART II

Item 5.                  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock
Our shares of common stock are quoted on the OTCQB under the symbol “MEDG”.

The following table sets forth, for the periods indicated, the high and low closing prices per share of our Common Stock as reported by the OTCQB.

Closing Bid Prices:

Quarter Ended	High	Low

12/31/09	$0.90	$0.16
3/31/10	$0.80	$0.40
6/30/10	$0.43	$0.23
9/30/10	$0.36	$0.18
12/31/10	$0.22	$0.17
3/31/11	$0.19	$0.14
6/30/11	$0.31	$0.15
9/30/11	$0.29	$0.20

As of January 29, 2012, the last reported price of our Common Stock quoted on the OTCQB was $0.35 per share. The OTCQB prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions.

Shareholders

At September 30, 2011, there were 884 stockholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the Board of Directors deems relevant.

Item 6.                  Selected Financial Data

Not Applicable

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

MediaNet Group Technologies, Inc. has created a framework for attracting and maintaining consumers through a web based shopping and entertainment community. The foundation of MediaNet is grounded in innovative technology, a global platform and an expertise in understanding and capitalizing on global economic trends and changing consumer behaviors.  The central hub of the MediaNet Group community is DubLi.com from which all other components of the business model are derived.

DubLi.com is global shopping and entertainment web portal that features two reverse auctions, Xpress and Unique Bid from which the Company’s own currency, DubLi Credits, are banked, sold and spent.  The Company supports four different auction websites in the US, Europe, Australia and a global portal in which people from all other countries can participate. In addition, DubLi.com features an online shopping mall which supplements the DubLi auction sites.  From this mall, consumers shop at national, brand name merchants and earn cash value rewards points on these purchases. The Company has developed its own dynamic search feature that is designed to return only relevant results, based on prior shopping and search history, to the person engaging in the search.

Supporting the growth of DubLi.com is the Company’s sales and marketing engine, DubLi Network, a network marketing association of independent Business Associates who are engaged in direct selling of the Company’s products and services. The global auction allows the Companies network marketing Business Associates to market to every person in the world while simultaneously developing an extensive clientele.

How We Generate Revenue:

Sales of DubLi Credits made up 32.7% of our revenue in 2011.  We charge $0.80 retail for each Dubli credit that is used to bid down the price of our products on both the Xpress and Unique bid reverse auctions.  The revenue earned from the usage of the credits and the breakage from unused expired credits permits us to sell products at greatly discounted prices. Breakage of expired credits purchased in the prior year is a significant part of our revenue as we recognized an amount of breakage equal to 26.5% of our revenue.  All remaining unused credits are categorized as a liability until used or expired.  96.0% of all DubLi Credits sold in 2011 were sold by the Business Associates affiliated with our network marketing company. The Business Associates purchase the DubLi credits at an average discounted price of $0.63 which enables them to earn an average of $0.17 per unit profit upon resale to their customers.  The remaining 2.3% were sold directly from the DubLi.com website at full retail.  In 2011, revenue from annual subscription fees paid by our Business Associates made up 1.5% of our revenue.

New name brand products and electronic gift cards sold from the auctions made up 36.3% of our revenue in 2011 and such sales are stated at the discounted price actually paid by the customer.

During 2011, we introduced three new subscription services which offer streaming music and entertainment and a new VIP and Smart Shopper shopping and rebate programs for a monthly subscription price. In conjunction with these new service offerings, we introduced our new corporate mascot, the “Dubot,” an online assistant that demonstrates our service offerings. Sales of the subscription packages: VIP Package, Music On-Demand and the Smart Shopper Package produced 1.6% of our revenue in 2011.

We also earn commission income from the online shops and stores affiliated with our online shopping mall from the sales they make to our customers.  We split those commissions with our customers in the form of redeemable loyalty points. 1.1% of our revenue was from these commissions.  During 2011, we introduced new versions of our online malls, previously only available in the US and Australia.  The new mall is a search engine and online community for shoppers. We initially launched the new online shopping malls launching in three markets; Germany, the US and Canada and Australia in the first and second quarters.  We later launched the malls in Spain and Denmark in the third and fourth quarters and the Global Mall was launched in October, just after our fiscal year ended.

We believe the factors that influence the success of our programs include the following:

•	the appeal of the products and services we market and auction;
•	the number of visits to our sites and customer retention;
•	the number of merchants affiliated with our online shopping mall;
•	the continued expansion of our network marketing organization;
•	the success of our Business Associates and our contribution to their success;
•	the amounts we pay our Business Associates;
•	the development of new products and services;
•	the development of new advertising and marketing programs;
•	the development of partner programs; and
•	increasing competition from online reverse auctions and penny auctions.

Trends in Our Business

Shopping transactions continue to shift from offline to online as the digital economy evolves. This has contributed to the rapid growth of our business since inception, resulting in increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate may not be sustainable over time, as a result of a number of factors, including increasing competition, the difficulty of maintaining growth rates as our revenues increase to higher levels, and increasing maturity of the online shopping market. We plan to continue to invest aggressively in our core areas of strategic focus.

The main focus of our shopping programs is to provide a fun and entertaining experience to our users, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve and increase the products offered on our website. These steps include the development of electronic gift cards, cash back shopping programs, and adventure based vacations, sweepstakes and an expanded global online shopping mall that provides a true worldwide shopping experience.

Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and shopping typically increases significantly in the fourth quarter of each calendar year. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results.

We also continue to invest aggressively in our systems, data centers, corporate facilities, information technology infrastructure, and employees. We expect to increase our hiring in 2012 and provide competitive compensation programs for our employees. Our full-time employee and contractor headcount was 22 at September 30, 2009, 40 at September 30, 2010 and 50 at September 30, 2011. We expect acquisitions will become an important component of our strategy and use of capital. We also expect partner programs will become an important component of our strategy as we seek out partners with large retail customer bases who are interested in earning incremental revenue by private labeling our shopping and entertainment website. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs, and other costs.

As we expand our shopping programs and other products to international markets, we continue to increase our exposure to fluctuations in foreign currency to US dollar exchange rates.

Throughout 2011, we took a number of specific steps to build our business and strengthen our company:

•	In the first quarter, we hired a new Controller and additional accounting staff.
•	In the fourth quarter, we hired a Chief Operating Officer.
•	We upgraded and transferred our legal and compliance work to a national law firm.
•	We upgraded our auditors to a nationally recognized firm.
•	We hired an internal audit firm to improve and test internal controls.
•	We completed a $4.8 million private placement of our common shares.
•	We changed and improved our online and backend systems.
•	We added three independent directors to our Board, which then formed the following committees:
▪	Audit and Finance
▪	Nominating and Corporate Governance
▪	Compensation
▪	Corporate Communications

Recent Developments

The Company launched its Global online shopping mall in October 2011 and continues to work towards the launch of its first partner program. Throughout the fourth quarter of fiscal year 2011 and into the first quarter of fiscal year 2012, we continued to increase sales volumes as a result of the introduction of electronic gift cards onto the Xpress Auction on DubLi.com

Organization of Information

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

Use of Estimates and Critical Accounting Policies

The preparation of our consolidated financial statements in accordance with United States generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and interest income in our consolidated financial statements and accompanying notes. We evaluate our estimates on an ongoing basis, including those estimates related to deferred revenue and expense, breakage revenue, asset impairments, stock-based compensation and valuation allowances for deferred tax assets. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our consolidated financial statements require significant estimates and judgments:

Revenue recognition and deferred revenue: Product Sales and Services - The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”).  ASC 605-10 requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv), collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue that is subject to refund, and, for which the product has not been delivered or the service has not been rendered. The Company’s revenue recognition policies for each of its products and services are as follows:

•	Goods and services sold at auction – Revenue is recognized after receipt of payment and product shipment net of credit card charge-backs and refunds.

•
“DubLi Credits” – Consumers bid on the Company’s online auctions by purchasing “DubLi Credits” either directly on DubLi.com or from DubLi’s independent Business Associates who are members of the DubLi Marketing Network. All proceeds from the sales of “DubLi Credits” are recorded as deferred revenue until used by the consumer in the bidding process and the related revenue is earned.   Purchases of DubLi Credits are non-refundable after three days.  Unused Credits remaining in closed and inactive Business Associate accounts are recorded as revenue as if earned 30 days after the account is closed.  Management makes this adjustment to reduce the deferred revenue liability and to increase revenue recognized based upon the remote possibility of future redemption. Unused Credits in consumers’ accounts are not expired or broken and remain in deferred revenue until used.

•
Subscription Fees – “DubLi Business Associates” pay a $175 annual subscription fee for the marketing and training services provided by DubLi Network.  All proceeds from the sales of subscription fees are recorded as deferred revenue and recorded as revenue ratably over the twelve month service period plus any promotional extensions.

•
Subscription Fees – DubLi Customers who purchase the “VIP”, “Music-on-Demand” or the “Smart Shopper” packages pay a monthly subscription fee of $28.95, $9.95 and $4.95, respectively, for those services.  All proceeds from the sales of subscription fees are recorded as deferred revenue and recorded as revenue ratably over the monthly service period.

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

Direct cost of revenues and deferred expense: Included in Direct Cost of Revenues are the costs of goods sold and commissions and incentive bonuses earned by Business Associates on the sales of DubLi Credits. Commissions are based upon each Business Associate’s volume of Credit sales and that of other Business Associates who are sponsored by the subject Business Associate. Commissions are paid to Business Associates at the time of the sale of the Credits and are recognized as a deferred expense described as “Prepaid customer acquisitions costs” until the Credits are used or expire as breakage and then are charged to expense in direct proportion to the revenue then recognized.  Incentive bonuses are paid either monthly or quarterly and the related expense is recorded when the Business Associate meets the stated sales goal for each particular promotional event.

Management’s use of estimates and assumptions: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities, deferred income, accruals for incentive awards and unearned auction Credits at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Examples, though not all-inclusive, include estimates and assumptions of: loss contingencies; depreciation or amortization of the economic useful life of an asset; stock-based compensation forfeiture rates; estimating the fair value and impairment of assets; potential outcome of future tax consequences of events that have been recognized in our consolidated financial statements or tax returns; estimates of incentive awards and unearned auction Credits and determining when investment impairments are other-than temporary. The Company bases its estimates on historical experience and on various assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions and conditions.

Management regularly reviews estimates. Revisions to the estimates are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management.

On December 2, 2011, management concluded that a misstatement occurred as a result of an error in accounting for breakage revenue from unused DubLi Credits. Management concluded that the previous method did not properly recognize breakage revenue. The Company has revised its breakage policy to include only DubLi Credits remaining in closed Business Associate accounts and is developing system changes that will automatically determine expiration as more fully described in Note 15.

Stock-based compensation: We recognize compensation expense in the consolidated statements of operations for the fair value of all share-based payments to employees and directors, including grants of employee stock options and other share based awards. For stock options, we use the Black-Scholes option valuation model and the single-option award approach and straight-line attribution method. Using this approach, the compensation cost is amortized on a straight-line basis over the vesting period of each respective stock option, generally four years. We estimate forfeitures and adjust this estimate periodically based on the extent to which future actual forfeitures differ, or are expected to differ, from such estimates.

Income Taxes: We make estimates and judgments in determining the need for a provision for income taxes, including the estimation of our taxable income or loss for each full fiscal year. We have accumulated significant deferred tax assets. Deferred income taxes reflect the tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of certain deferred tax assets is dependent upon future earnings, if any. We are uncertain as to the timing and amount of any future earnings. Accordingly, we offset these net deferred tax assets with a valuation allowance. We may, in the future determine that more of our deferred tax assets will likely be realized, in which case we will reduce our valuation allowance in the quarter in which such determination is made. If the valuation allowance is reduced, we may recognize a benefit from income taxes in our statement of operations in that period. We classify interest recognized in connection with our tax positions as interest expense, when appropriate.

Results of Operations

The following table summarizes and compares operating results for 2011 and 2010:

	Year ended
	September 30,		Increase	Percent	Percent of Revenue
	2011	2010	(Decrease)	Change	2011	2010
		Restated
Revenues	$23,799,707	$9,866,245	$13,933,462	141.2%	100%	100%
Direct cost of revenues	15,803,355	5,307,107	10,496,248	197.8%	66%	54%
Gross profit	7,996,352	4,559,138	3,437,214	75.4%	34%	46%
Selling, general and administrative	11,412,663	9,653,214	1,759,449	18.2%	48%	98%
Write-off of obsolete software	(721,656)		(721,656)		-3%	0%
Loss from operations	(4,137,966)	(5,094,076)	956,110	-18.8%	-17%	-52%
Interest expense	(19,068)	(12,654)	(6,414)	50.7%	0%	0%
Loss from operations before income taxes	(4,157,034)	(5,106,730)	949,696	-18.6%	-17%	-52%
Income taxes	-	-	-		0%	0%
Net loss	(4,157,034)	(5,106,730)	949,696	-18.6%	-17%	-52%
Foreign currency translation adjustment	400,922	(390,831)	791,753	-202.6%	2%	-4%
Comprehensive loss	$(3,756,112)	$(5,497,561)	$1,741,448	-31.7%	-16%	-56%

The following table summarizes quarterly operating results for 2011:

	Quarters Ended				Year Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	September 30, 2011
	Restated	Restated	Restated
Revenues	$1,861,338	$4,193,181	$8,123,050	$9,622,138	$23,799,707
Direct cost of revenues	322,068	2,069,019	4,626,296	8,785,972	15,803,355
Gross profit	1,539,270	2,124,162	3,496,754	836,166	7,996,352
Operating costs	2,836,776	2,955,326	2,608,575	3,733,641	12,134,318
Income (loss) from operations	(1,297,506)	(831,164)	888,179	(2,897,475)	(4,137,966)
Interest and income taxes	968	(2,302)	(13,905)	(3,829)	(19,068)
Net Income	$(1,296,538)	$(833,466)	$874,274	$(2,901,304)	$(4,157,034)
Basic earnings per share	$(0.01)	$0.00	$0.00	$(0.01)	$(0.01)
Diluted earnings per share	$(0.01)	$0.00	$0.00	$(0.01)	$(0.01)

For the Years Ended September 30, 2011 and 2010:

Revenues

During 2011, we recorded revenue of $23.8 million, an increase of revenue of 141% from the $9.9 million recorded in 2010. A significant portion of this revenue increase is attributed to the growth of our network of Business Associates in new countries and the change in format of our Xpress auctions.

We recognize revenue from the sale of DubLi Credits when a customer makes a bid at one of our online auctions by using the Credit. In addition, revenue includes the Company’s estimate, known as breakage, of DubLi Credits that will not be used.  In 2011, we sold 9.1 million Dubli Credits for total sales proceeds of $5.8 million compared to 2010 sales of 25.1 million DubLi Credits for total sales proceeds of $15.8 million, a 63% decrease in sales.  This is attributable to an overall decrease in sales activity from 2010 because the Company scaled back its sales and marketing effort in 2011 while it made changes to its auction formats, back office systems and other administrative changes. Of those unit sales, we recognize as revenue only those DubLi Credits that were used on the auction site (“usage”) and those that expire unused in closed Business Associate accounts (“breakage”). Revenue earned from the usage of the DubLi Credits from our online auctions was $3.3 million in 2011 as compared to $4.3 million in 2010, which resulted in decrease of $1.0 million or 23%. Usage revenue made up 14% and 43% of total revenue in 2011 and 2010, respectively. Revenue earned from the breakage of the DubLi Credits from our online auctions was $8.6 million in 2011 as compared to $3.7 million in 2010. This $4.9 million increase was due to a larger number of Business Associates accounts closing in 2011 than in 2010, a result of our decreased marketing efforts.  As new Business Associates join our network, there is always some percentage of Business Associates who do not remain in the program.  We are striving to reduce the breakage percentage and increase the utilization rate. As the utilization rate increases, more Business Associates remain in the network thereby increasing the amount of DubLi Credits they sell to customers resulting in increased auction activity.

Total revenue recognized from usage and breakage of DubLi Credits was $11.9 million in 2011 as compared to $8.0 million in 2010, a 49% increase attributable to the increase in breakage.  Total revenue recognized on DubLi Credits was 50% and 81% of total revenues in 2011 and 2010, respectively.  In the last quarter of 2011, we began to see increased sales activity resulting from renewed interest in our Xpress auction based on the format change from products and services to electronic gift cards. This change has increased auction sales activity and has significantly reduced breakage as a percentage of total unit sales by approximately 30% from the prior year.  We expect the trend to continue in 2012 as our existing customers becoming more familiar with the online auction process, reductions in the user learning curve for new customers, improvements in our website, increases and our continued training of Business Associates in customer retention, new product rollouts and technology.

In addition, our revenue earned from the sale of DubLi Credits from our Company website was $0.3 million in 2011 as compared to $0.7 million in 2010, which resulted in decrease of $0.4 million or 57%. The decrease is the result of an overall decrease in sales activity as described above. We earn this revenue from customers purchasing DubLi Credits directly from the Company rather than from a Business Associate. The Company is more interested in revenue from the sale of DubLi Credits by Business Associates rather than from internally sold DubLi Credits because the Company believes that the Business Associate network is more efficient and cost effective than other forms of advertising and marketing.  For this reason, the Company does not consider the decrease resulting from customers purchasing DubLi Credits directly from the Company to be as important as revenue resulting from sale of DubLi Credits to Business Associates.

We also earn revenue from the enrollment fee charged to a Business Associate when they either join or renew their membership. Our revenue earned from enrolling new and renewing old Business Associates is not significant by design. Our goal is to earn revenue from sales of our products and services rather than recruitment of Business Associates and therefore these fees are kept low intentionally. Enrollment fee revenue was $0.5 million in 2011 as compared to $0.7 million in 2010; this decline resulted from reduced marketing efforts while we restructured our business model. We did expand our multi-level marketing activities in new countries which enabled us to replace our turnover of Business Associates.

Our revenue earned from the sale of products from our online auction site was $8.6 million in 2011 as compared to $1.6 million in 2010, which resulted in an improvement of $7.0 million or 437%. Unlike most traditional business models, our revenue from the sale of products at our online auction site results from our use of a reverse auction business model, in which the customer bids down the selling price of the product sold. Accordingly, the lower the selling price, the more revenue we are earning from the sale of a Credit that is used to bid at our online auction site. For this reason, management does consider the revenue earned from the sale of products to be integral to its business model.  The large increase in volume is due to a change in the format of the Xpress Auction that we adopted in May 2011 whereby we replaced all products and services with electronic gift cards that are redeemable for cash.  This new concept has a much broader appeal to consumers than the limited product offerings that we previously auctioned.  As a result of this change in format, we have experienced greatly expanded participation in the auctions.

Our revenue earned  from our private branded loyalty and reward web malls where members receive rebates (rewards) on products and services  from participating merchants  was  $.3 million in 2011 as compared to $1.9 million in 2010, which resulted in a decline of $1.6 million or 84%. The decline is attributable to decrease in end user’s shopper’s activity at the respective malls, our on-going initiative to pro-actively eliminate the less desirable and essentially non-converting traffic from poor performing  web malls, changes in management, and slower than expected integration of our private branded loyalty and reward web malls into the Company’s core business. The decline is attributable to changes in management because new management eliminated unprofitable sales of gift cards and, after departing from the Company, previous management started a competing website that was successful in diverting a major customer to their website.  The BSP Rewards business is not part of our growth strategy as we have shifted all of our focus to the DubLi web shopping mall.

During the first quarter of 2011, we rolled out an improved website to enhance our customers shopping experience with improved integration of the web shopping mall experience with our auction and music sites.  In addition, we introduced several new subscription packages. Revenue earned from the VIP, Music on Demand and Super Saver Packages was $0.4 million for the year ended September 30, 2011.  Because these programs are new, revenue earned during 2011 from these new product offerings was not yet a substantial portion of our business.

Direct Costs

Direct costs are those costs that consist of commissions that are earned by our Business Associates and costs of products acquired which are used in the auctions and gift cards that are redeemed by our shopping mall customers.

We incurred direct costs of $15.8 million in 2011 as compared to $5.3 million in 2010, which resulted in an increase of $10.5 million or 198%.

Commissions expense to Business Associates were $5.6 million in 2011 as compared to $.4 million in 2010, which resulted in an increase of $5.2 million. This increase primarily relates to the increase in the recognition of deferred revenue from DubLi Credits.

Our purchases of inventory and cash deliveries of electronic gift cards for our online auctions were $10.9 million in 2011 as compared to $3.2 million in 2010, which resulted in an increase of $7.7 million or 241%. This increase is due to the increase in sales volume that we experienced as a result of the change in format of the Xpress auction.

Deferred revenue and Prepaid customer acquisition costs

Deferred (unearned) revenue is recorded for all sales of products and services for which we have been paid in advance.  We earn the revenue from those sales when we provide the product or service.  Deferred revenue consists primarily of unused DubLi credits and the unearned portion of monthly and annual subscription packages such as VIP packages and Ebiz kits.  Revenue is recognized from DubLi Credits as they are used for bidding on the Unique Bid or Xpress Auction, or when they expire worthless in closed Business Associate accounts.  Subscriptions packages collected in advance are recognized as revenue ratably over the subscription coverage period.

Prepaid customer acquisition costs consist primarily of commissions paid to Business Associates and other incremental direct marketing and website costs incurred to support the Business Associate Network.  These costs are recognized as expense in direct proportion to the related revenue recognition described above.

These accounts have a significant effect on the Company earnings because we have been paid in advance of the service that we have sold and because we pay commissions and other costs in advance of the recognition of sales revenue.  Our cash flow precedes our net earnings from such activities.  The following tables show the significance of the asset and liability accounts and their future impact on our earnings results.  The trend indicates a steady decrease in deferred revenue despite an increasing trend in sales of DubLi Credits. This trend indicates that consumers are using their DubLi Credits at a faster rate which will increase the rate of revenue recognition.

Fiscal 2011	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
	(Restated)	(Restated)	(Restated)
Prepaid customer acquisition costs	$10,844,727	$10,448,041	$7,620,225	$6,958,894
Deferred revenue	21,337,242	20,421,194	15,081,425	13,830,389

Fiscal 2010	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
	(Restated)	(Restated)	(Restated)	(Restated)
Prepaid customer acquisition costs	$7,193,197	$8,013,334	$9,009,380	$9,768,194
Deferred revenue	14,979,611	16,666,543	18,733,421	20,436,112

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense consists primarily of: payroll and related expenses for executive and administrative personnel; fees for professional services; costs related to leasing, maintaining and operating our facilities; credit card fees; recruiting fees; travel costs for executive and administrative personnel; insurance, expenses and fees associated with the reporting and other obligations of a public company; bad debts; and other general and administrative services. Fees for professional services include amounts due to lawyers, auditors, tax advisors, and other professionals in connection with operating our business, and evaluating and pursuing new opportunities. These costs increased by $1.8 million from $9.6 million in 2010 to $11.4 million in 2011, an 18% increase.

The significant changes to the components of SG&A expense were the results of a $0.4 million or 57% decrease in advertising and marketing costs.  As described above, we reduced our marketing efforts from $0.8 million to $0.3 million per year while we revamped our websites and product offerings. Depreciation and amortization increased 19% from $0.7 million to $0.9 million from 2010 to 2011 due to increases in capitalized computer hardware and software. The primary factor driving the increase in SG&A costs was stock compensation which increased 245% from $0.6 million to $2.2 million as a result of new stock and option grants to the CEO, COO, the Board Members and various other employees and contractors.  Other SG&A costs increased only 7% from $7.5 million to $8.0 million from 2010 to 2011 and included a one-time charge to write off a $0.3 million worthless option agreement.

Write-off of obsolete software

We charged operations with a one-time write-off of obsolete software with a $0.7 million remaining cost which was 3% of revenue.

Interest Expense, Net

Interest expense, net, consists primarily of earnings on our cash, cash equivalents net of interest expense. Interest income was $0 and $978 for 2011 and 2010, respectively. Interest expense was $19,068 and $13,632 for 2011 and 2010, respectively. The increase in interest expense results from the increased borrowings from Michael Hansen, our Chief Executive Officer.

Income Taxes

For the years ended September 30, 2011 and 2010, we recorded the following tax provisions (benefits) (in thousands except percentages):

	2011	2010
		(Restated)
Provision (benefit) for taxes	$-	$-
Loss before provision for income taxes	$4,157	$5,107
Effective tax rates	0%	0%

Net Loss

As a result of the factors described above, for the year ended September 30, 2011, we generated a net loss of $4.2 million, or a net loss of $0.01 per basic and diluted share. For the year ended September 30, 2010, we generated a net loss of $5.1 million, or a net loss of $0.18 per basic and diluted share.

Impact of Foreign Currency Translation

Net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. To the extent the US dollar weakens against foreign currencies, this translation methodology results in these local foreign currency transactions increasing the consolidated net revenues, operating expenses, and net income. Similarly, our consolidated net revenues, operating expenses, and net income will decrease when the US dollar strengthens against foreign currencies.

During 2011, the US Dollar strengthened slightly against the Euro. Exchange rates in effect were 1.359 at September 30, 2011 and 1.361 at September 30, 2010. The average rate year to date increased approximately 3%.  Had the exchange rates used in the consolidated financial statements not changed from September 30, 2010, our net revenues for the year ended September 30, 2011, would have been approximately $0.7 million higher than we reported. In addition, had the exchange rates used in the consolidated financial statements not changed from the end of 2010, direct costs and selling, general and administrative expenses for the year ended September 30, 2011 would have been $0.3 million higher than we reported.

Liquidity and Capital Resources

As of September 30, 2011 the Company had total cash and cash equivalents of $1.5 million. This represents a $1.0 million or 209% increase from the total cash and cash equivalents $0.5 million at September 30, 2010.

Operating Activities

Net cash used in operating activities totaled $2.6 million during the year ended September 30, 2011. Year-to-date net loss of $4.2 million included noncash depreciation, and amortization and noncash equity charges of $5.1 million. Since inception, the Company has met its working capital needs principally through sales of DubLi Credits to the Company’s Business Associates. To attract and maintain the level of Business Associates, significant amounts are spent on customer acquisition costs and commissions. Together these factors are key cash flow drivers to the Company’s operating cash flows. Changes to the amount of revenue deferred and breakage estimates had a significant impact on the Company’s revenue and incremental costs in the year of the change and such changes may impact future years. In addition, we continue to be impacted by a significant reduction of available cash due to the $2.2 million of restricted cash, which relates to a dispute between the Company and one of its credit card processors, in which the credit card processor has failed to remit customer proceeds that it is holding back from the Company.

Net cash provided by operating activities totaled $1.8 million during the year ended September 30, 2010. Year-to-date net loss of $5.1 million included noncash depreciation, and amortization and noncash equity charges of $2.4 million. In addition, a significant reduction of cash used in operating activities is reflected by the increased restricted cash, prepaid expenses offset by increases in commissions payable and deferred revenue. To attract and maintain the level of Business Associates, significant amounts are spent on customer acquisition costs and commissions. Together these factors are key cash flow drivers to the Company’s operating cash flows. Changes to the amount of revenue deferred and breakage estimates had a significant impact on the Company’s revenue and incremental costs in the year of the change and such changes may impact future years.

Investing Activities

Net cash used in investing activities totaled approximately $0.4 million during the year ended September 30, 2011. Cash was used in investing activities to purchase equipment and software.

Net cash used in investing activities totaled approximately $4.6 million during the year ended September 30, 2010. Cash was used in investing activities to purchase capital assets, software license and real estate that amounted to $2.4 million and another $2.2 million was held in restricted cash.

Financing Activities

Net cash provided by financing activities totaled $3.9 during the year ended September 30, 2011 which primarily consisted of borrowings of $1.0 million and repayments of $1.9 million to Mr. Hansen together with $4.8 million in proceeds from the private placement of common stock.

Net cash provided by financing activities totaled $1.0 million during the year ended September 30, 2010 which primarily consisted of borrowings of $0.9 million and repayments of $0.10 million to Michael Hansen, the Company’s Chief Executive Officer. In addition, the Company received $0.13 million from issuance of warrants and common shares.

The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution but in March 2011 we did enter into a $5 million line of credit agreement with Mr. Hansen that was repaid in full and canceled on September 30, 2011.  We can provide no assurance that we will not require additional financing.  Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Liquidity

The Company  usually maintains a significant portion of its cash (“restricted cash”) with its two credit card processing companies to mitigate their financial risk arising from the sale of the Company’s products and services, one credit card processing company for US based transactions and the other for foreign based transactions. The reserve requirements have ranged from 5% to 50% for a rolling term of six months. The Company has classified these accounts as a current asset because the funds turnover regularly with both monthly inflows and outflows from the accounts and none of the funds are held for more than 12 months. During the first quarter of 2010, the Company became aware that one of its credit card processing companies that held $2.2 million was improperly retaining the cash for completed transactions that was due the Company. In October 2010, the Company instituted a lawsuit against this credit card processing company which in-turn terminated the agreement with the Company. In addition, the Company was informed that the credit card processing company entered into bankruptcy, however, the Company’s counsel was informed that these funds are not part of the bankruptcy. Management has also been informed by the Company’s counsel that such funds are collectible, however protracted litigation may result. Accordingly, such amount has been classified as long-term in the consolidated balance sheets.  This situation has negatively impacted the Company’s cash position and resulted in increased borrowings from Michael Hansen the Company’s Chief Executive Officer.

In addition to the loss of liquidity resulting from the restricted cash expected to be held long-term, as of September 30, 2011, the Company was committed to pay an additional $562,500 on the contract to acquire the Cayman property more fully described in Note 7 to the consolidated financial statements.

The Company is growing and making changes to its product offerings and that growth will place additional demands on future cash flows and decrease liquidity as we improve our systems and increase our staff to meet those demands.  Our future liquidity and capital requirements will depend on numerous factors including the pace of expansion of our operations, competitive pressures, and acquisitions of complementary products, technologies or businesses.  We expect the Company to grow in a post recessionary, slow growth economic environment as a result of the business opportunity that our network marketing organization offers to many people.  We expect to increase our marketing efforts in order to grow our network of Business Associates which will place additional demands on our cash flows and liquidity.

As a result, we currently anticipate that our cash and cash equivalents as of September 30, 2011 may not be sufficient, at a minimum, to meet our liquidity needs for working capital and capital expenditures over the next few months. We recognize that traditional lending may not be available to our Company because of the current global economic debt crisis, and because web based businesses, specifically reverse auctions and network marketing companies, are considered higher risk borrowers. Even if available, there can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us.

Because of these constraints to future sources of capital and increased liquidity, in the event we need additional cash to satisfy our commitments and fund our growth, we may continue to borrow from Michael Hansen, our Chief Executive Officer. As a result of our recapitalization, we increased our authorized shares to 500 million, of which approximately 360 million are issued and outstanding as of the date of this report. Accordingly, we also may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions.  The sale of additional equity securities could result in additional dilution to existing stockholders.

Between September 30, 2011 and the date of this report, we have not borrowed any money from Mr. Hansen but he has committed to support the Company and make funds available for future working capital if needed.  During 2011, we completed a private placement of $4.8 million in Europe using a Regulation S exemption from registration.  We plan to make a second Regulation S offering available in February 2012 for 20 million shares at $0.30 per share in order to raise an additional $6 million in equity capital.

Cash in Foreign Subsidiaries

The Company has significant operations outside the US.  As a result, cash generated by and used in the Company's foreign operations is repatriated only in amounts sufficient to pay management and administrative expenses in the US, or to fund certain US operational costs.  As of September 30, 2011, the Company held $1.4 million of unrestricted and $2.3 million of restricted cash in foreign subsidiaries.

Should foreign cash be repatriated, the Company will be subject to US tax at the applicable US federal statutory rate on the amount treated as a dividend for US income tax purposes.  Dividend treatment will largely be the result of the collective financial position of the foreign subsidiaries at the time of repatriation.  Any US income tax attributable to repatriated earnings may be offset by foreign income taxes paid on such earnings.  Due to the significance of its foreign operations, the Company does not foresee the need to repatriate foreign cash in excess of its US funding needs.

CONTRACTUAL OBLIGATIONS

At September 30, 2011 we have the following contractual obligations and commitments:

Payments due by period	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$2,484,157	$275,135	$799,755	$628,385	$780,882
Estimated cost to fill Cayman lots	$562,500	$562,500	-	-	-

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8.	Financial Statements and Supplementary Data

The full text of our audited consolidated financial statements is on page F-1 of this Annual Report on Form 10-K. Financial Statement Schedules” pursuant to Item 15, Exhibits and Financial Statement Schedules, of Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previously reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on September 26, 2011.

Item 9A.	Controls and Procedures

a) Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures” as defined in Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Securities Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011 and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of September 30, 2011.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of September 30, 2011, our internal control over financial reporting was not effective.

(1)   Control environment—We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed in items (2) through (4) below. Our control environment was ineffective because of the following material weaknesses:

(a)   We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of Generally Accepted Accounting Principles (“GAAP”) commensurate with our financial reporting requirements and business environment. This material weakness resulted in material restatements and post-closing adjustments relating to revenue recognition, cutoffs, improper report groupings, consolidations and various account errors which have been reflected in the restated financial statements for the years ended September 30, 2010 and 2009 and the quarters ended December 31, 2009, March 31 and June 30 and December 31, 2010 and March 31 and June 30, 2011.

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

(4)  Prior to April 8, 2011, we did not have a  functioning audit committee due to a lack of a majority of  independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and  procedures. Nor did we have a Compensation Committee, compensation charter or any formal procedure for the review, approval or ratification of certain related-party transactions that may be required to be reported under the SEC disclosure rules.

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

Changes in Internal Control over Financial Reporting

As previously reported in Item 4.A.(T) of our Form 10-Q  for the quarter ended June 30, 2011, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act). As a result of those material weaknesses in our internal control over financial reporting, our principal financial officer concluded that our internal controls over financial reporting were not effective in prior quarters. Those material weaknesses included the following:

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

Except for the effects of the departure of our Chief Financial Officer on July 15, 2010 and the hiring of a Chief Financial Officer on September 30, 2010 and the hiring of certain accounting department personnel beginning in December 2010, and the appointment of three new independent board members and the formation of an audit committee, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.  In addition, during the fourth quarter of fiscal year 2010, we undertook and began a more detailed analysis of our material weaknesses to understand and disclose the nature of each material weakness and its impact on our financial reporting and its internal controls over financial reporting in order to develop a more detailed framework for remediation.  However, as described below under “Remediation Plans” we have subsequently dedicated significant resources to support our efforts to improve the control environment and to remedy the control weaknesses described herein.

Remediation Plans

To address the identified material weakness discussed above, we have:

1.	Engaged a firm of ERP system consultants to assist with the integration of the Company’s accounting and reporting systems into a single automated system.
2.	Hired a new Chief Financial Officer, Controller and Chief Technical Officer.
3.	Commenced a reorganization of our accounting and administrative staff designed to improve workflow and enhance internal controls.
4.	Engaged a law firm to advise us regarding securities law compliance and corporate governance standards.
5.	Hired a CPA firm to assist us in the preparation of our tax accrual and footnote.
6.	Hired additional accounting staff.
7.	Engaged an internal audit firm to assist with control assessment and remediation.
8.	Engaged a new independent audit firm.

To address the identified material weakness discussed above, we are in the process of enhancing our internal control processes as follows:

1.	Control Environment
a.	Continue to upgrade our accounting staff in order to achieve an effective control environment.
b.	Develop an anti-fraud program and implement a whistle-blower program and a program to manage and identify fraud risks.
c.	Continue to reorganize our accounting and administrative staff designed to improve workflow and enhance internal controls.
d.
Formalize our finance-related job descriptions for all staff levels that specifically identify required financial reporting roles, responsibilities, and competencies, and clarify responsibility for maintaining our internal controls over financial information.

e.	The Company will use its best efforts to obtain appropriate Type II SAS 70 service auditor’s reports from its service organizations when available.
f.
Complete system upgrades and take training to better utilize our ERP system to lessen the use of spreadsheets and to also develop controls over spreadsheets and migrate from spreadsheet based consolidations to using the consolidations capabilities built into our ERP system.

2.	Monitoring of internal control over financial reporting
a.	Continue to improve our policies and procedures with respect to the review, supervision and monitoring of our accounting operations.
b.	Perform a risk assessment and improve our monitoring function in conjunction with our ERP system.
c.	Formalize our process to improve the organization structure and develop forecasts and plans by which our management can measure achievement against formalized benchmarks.

3.	Period end financial close and reporting
a.	We will continue to improve our financial reporting and closing processes.
b.	We will continue to document and implement controls over financial reporting.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual consolidated financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. While our Board of Directors have been supportive of our efforts by supporting the hiring of various individuals in our finance department, as well as, funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we cannot recruit and retain more qualified professionals. Among other things, any un-remediated material weaknesses could result in material post-closing adjustments in future financial statements.

Item 9B.	Other Information

Not Applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Executive Officers

Set forth below are the names and ages of our executive officers.

Name	Age	Position
Michael B. Hansen	42	President and Chief Executive Officer and Director
Mark Mroczkowski	58	Chief Financial Officer
Alessandro Annoscia*	47	Chief Operating Officer
Andreas Kusche	41	General Counsel and Secretary

*           Mr. Annoscia was appointed Chief Operating Officer on July 1, 2011.

Board of Directors

Pursuant to our Bylaws, the size of our Board may range from one to 15 directors.  Our Board is currently comprised of four directors.  Three of these directors, Messrs.’ Thuesen, Moros and Rosenkrantz, were appointed to the Board, on April 8, 2011. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are duly elected and qualified.

On March 31, 2011, Andreas Kusche resigned his position as a member of the Board, which resignation was effective on that date.  Mr. Kusche’s resignation was not the result of any disagreement between the Company and him on any matter relating to the Company’s operations, policies or practices.  Mr. Kusche remains in his roles as General Counsel and Secretary of the Corporation.

Name	Age	Position
Michael B. Hansen	42	President and Chief Executive Officer and Director
Niels Burtenshaw Thuesen	48	Chairman of the Board
Blas Garcia Moros	49	Member of the Board
Lester Rosenkrantz	70	Member of the Board

Biographical Information

Set forth below is biographical information for each executive officer and director.

Michael B. Hansen served as President and Chief Executive Officer of the Company since October 2009 and a director since September 20, 2010. Mr. Hansen originally founded the DubLi group of entities under its prior operating model in 2003 and established the current operating model in October 2008.  Mr. Hansen served as the President and Chief Executive Officer of the DubLi entities from inception in 2003 until the Merger in October 2009.  Mr. Hansen started his career in 1989 as a developer at the Danfoss A/S, a Denmark-based producer of components and solutions for refrigeration, air conditioning and heating.  In the early 90’s, he worked at The LEGO Group as technical designer and was responsible for world development and designs.  From 1996 to 1999, Mr. Hansen was the owner of a chain of restaurants in Denmark. From 1999 to 2003, Mr. Hansen was a self-employed consultant to a number of companies in the financial and telecommunication industries, assisting these companies to build successful marketing organizations.  Mr. Hansen earned a degree in Mechanical Engineering from Teknisk Skole in Denmark in 1989.

Mr. Hansen was selected to serve as a member of our Board of Directors because of his diverse entrepreneurial experiences.

Alessandro Annoscia has served as Chief Operating Officer since July 1, 2011.  From August 2010 to June 2011, he was Founder and the Chief Operating Officer of Pointgrow, Inc. assisting Groupon GBMH in the expansion of their Asian operations, specifically in Japan and China where he assumed the role of Vice President International and Sales Director E-Commerce Team Beijing. Between June 2009 and June 2010, Mr. Annoscia was Chief Operating Officer for Rackup.com, a startup company in Los Altos, California engaged marketing gift cards and other prepaid services. From October 2008 to May 2009, he was Vice President, Sales and Delivery for Visionaria Americas in Mexico City a startup focused on small business accelerator services. From October 1993 to October 2008, Mr. Annoscia rose through the ranks of Microsoft Corporation to become the Senior Director, Global Sales Excellence.  Mr. Annoscia has a Bachelor’s degree from Jones College and attended various executive management courses at Columbia University as part of his executive development during his career at Microsoft.

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

Niels Burtenshaw Thuesen has served as a member of the Board of Directors since April 8, 2011. Mr. Thuesen had an extensive career of building Scandinavia’s largest venture capital asset management firm and Denmark’s leading institutional asset manager, BankInvest Group.   Mr. Thuesen held several positions at BankInvest, having served as Chief Executive Officer from 1998 to 2008, Chief Investment Officer from 1990 to 1997 and managing director from 1992 to 1997.  Since 2009, he has focus on his own consultancy practice (ACTN).  Under Mr. Thuesen’s leadership, BankInvest increased profits to owners more than 500 times (50,000%) to over $100 million and assets under management more than 75 times to $30 billion.  Mr. Thuesen was responsible for developing and managing BankInvest’s entire business with hands on involvement specifically in developing relationships with professional institutional investors which included asset management of a variety of public equity niche areas, private equity and venture capital as well as training and development of the firm’s portfolio management team who focused on several niche asset management businesses that Mr. Thuesen created and designed.  He was also responsible for the administration of Mutual Funds and General firm-wide administration.   Currently, Mr. Thuesen holds several additional Board positions including Styrelsen for International Udviklingssamarbejde (the Board of Danida – the entity within the Danish Government’s Department for Foreign Affairs, that distributes the Danish Governments collective aid to less developed countries); Chairman of MYC4 (a firm providing micro finance to African entrepreneurs in seven African countries), Kirk Kapital (a family Office), and the Presidential Advisory Board for the country, Mozambique, and former member of the board of the Danish Venture Capital & Private Equity Association.  He holds an M.sc from Aarhaus Business School and completed the Top Executive Management Program at DIEU.

Mr. Thuesen was selected to serve as a member of our Board of Directors because of his extensive business and finance experience.

Blas Garcia Moros has served as a member of the Board of Directors since April 8, 2011. Mr. Moros spent 15 years at Microsoft Corporation, from May 1985 until February 2000, where he was one of the founders of Microsoft Latin America.  Mr. Moros held numerous positions during his tenure at Microsoft, including positions in Latin America and Asia, as well as the Company’s headquarters in Redmond, Washington.  His last position at Microsoft, from September 1997 to February 2000, was based in Singapore as the Regional Director South Asia and President, Microsoft Regional Sales Corporation (Asia), where he was responsible for the management and leadership of the region which encompassed all countries with southern Asia, including India, Indonesia, Thailand, Philippines, Vietnam, Malaysia and Singapore.  For the last five years, Mr. Moros has been a private investor in a variety of businesses, and is currently an advisor to and a member of various advisory boards of several private companies, primarily in the technology sector.  Mr. Moros speaks four languages and holds the equivalent of a Bachelor’s degree in Business Administration from the University of Innsbruck, Austria.

Mr. Moros was selected to serve as a member of our Board of Directors because of his business technology experience.

Lester Rosenkrantz has served as a member of the Board of Directors since April 8, 2011. He is a Wall Street veteran with decades of experience in all facets of the micro and mid-cap equity markets.  For the past ten years, he has been President of Cameron Associates, Inc., a leading New York-based, independent investor relations firm.  During his career, he has been instrumental in financing many public and private companies. Prior to joining Cameron, Mr. Rosenkrantz spent 38 years in the investment banking and brokerage business, including a 17 year tenure as CEO of Rosenkrantz, Lyon & Ross, Incorporated, a NYSE-member firm.  As a banker, he garnered in-depth experience in representing companies and their management as they interacted with their Boards of Directors, investment bankers, syndicate managers, analysts, retail and institutional brokers, as well as attorneys and accountants. He currently is a member of the Board of Directors of Scar Guard Labs, LLC, a privately-held specialty pharmaceutical company. Mr. Rosenkrantz graduated from Pennsylvania State University with a B.S. in Business Administration.

Mr. Rosenkrantz was selected to serve as a member of our Board of Directors because of his finance and investment banking experience.

Board Leadership Structure and Risk Management

Mr. Hansen currently serves as our principal executive officer and Mr. Thuesen currently serves as the Chairman of the Board of Directors.   The Board of Directors does not have a policy as to whether the positions of Chairman and the principal executive officer should be held by the same or different people.  Our Board of Directors believes its current leadership structure is appropriate because it allocates authority, responsibility, and oversight between management and the members of our Board of Directors.  It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to our principal executive officer, while enabling the Chairman to facilitate our Board of Directors’ oversight of management, promote communication between management and our Board of Directors, and support our Board of Directors’ consideration of key governance matters.

The Board of Directors is engaged in the oversight of risk through regular updates from Mr. Hansen, in his role as our Chief Executive Officer, and other members of our management team, regarding those risks confronting us, the actions and strategies necessary to mitigate those risks and the status and effectiveness of those actions and strategies. The updates are provided at regularly scheduled Board of Directors and committee meetings as well as through more frequent informal meetings that include the Chairman of the Board of Directors, our Board of Directors, our Chief Executive Officer, our Chief Financial Officer and other members of our management team. The Board of Directors provides insight into the issues, based on the experience of its members, and provides constructive challenges to management’s assumptions and assertions.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended September 30, 2011, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act, except for (i) four late Forms 4 reporting an aggregate of five transactions for Betina Dupont Sorensen, and (ii) three late Forms 4 reporting an aggregate of four transactions for Andreas Kusche.

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

Audit Committee Financial Expert

Lester Rosenkrantz, Niels Thuesen and Blas Moros serve as our Audit and Finance Committee. The board of directors has determined that Mr. Rosenkrantz qualifies as an “audit committee financial expert,” as defined under the rules of the Securities and Exchange Commission. The board of directors has also determined that the members of the Audit and Finance Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee.

Executive Employment Agreements

In connection with the Merger, we assumed employment agreements between CG and its subsidiaries, for Messrs. Hansen and Kusche and Ms. Betina Dupont Sorensen.

Effective October 1, 2009, Mr. Hansen, our President and Chief Executive Officer, entered into an employment agreement with CG and its subsidiaries.   This employment agreement has an initial term of three years and is automatically renewable for an additional one-year term, unless terminated in accordance with the terms of the agreement.  The agreement provides for a monthly base salary of 15,000€ to be reviewed annually and a minimum annual bonus of 15% of the subject executive’s annual base salary.  Our Board of Directors may, in its sole discretion, increase Mr. Hansen’s base salary and award bonuses and equity awards to Mr. Hansen at any time.  The agreement also provides for a minimum automobile allowance in the amount of EUR 1,500 per month, insurance on any vehicle covered by the automobile allowance, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses.  Pursuant to the agreement, we are required to obtain and maintain a $2 million life insurance policy on Mr. Hansen, with $1 million payable on death to the Company and $1 million payable on the death to the subject executive’s directed beneficiary. The agreement also contains non-disclosure, non-solicitation and non-compete restrictions.  The non-solicitation and non-compete restrictions survive for a period of eighteen months following the date of termination of the employment with the Company. On May 14, 2011, the Company’s Board of Directors affirmed Mr. Hansen’s contract and increased his base salary from 15,000€ per month to $21,000 per month and granted him options to purchase up to twenty-five million shares of the Company’s common stock, at an exercise price of $0.15 per share.  Options exercisable for ten million shares of common stock vested at December 31, 2011, and the remaining Options exercisable for fifteen million shares are scheduled to vest at the rate of 3,000,000 shares per year for each of five successive years.

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

On September 30, 2010, the Company granted Mr. Kusche 4.4 million shares of the Company’s common stock.  Four hundred thousand shares of common stock vested at September 30, 2010 and the remaining four million shares are scheduled to vest at the rate of 500,000 shares per quarter for each of the eight successive quarters.

Effective October 1, 2009, Ms. Dupont Sorensen, our Head of Marketing, entered into an employment agreement with CG and its subsidiaries.  This agreement has an initial term of three years and is automatically renewable for an additional one-year term, unless terminated in accordance with the terms of the agreement. The agreement provides for a monthly base salary of EUR 7,500 to be reviewed annually and a minimum annual bonus of 15% of Ms. Dupont Sorensen’s annual base salary.  Our Board of Directors may, in its sole discretion, increase Ms. Sorensen’s salary and award bonuses and equity awards to Ms. Sorensen at any time.  The agreement also provides for a minimum automobile allowance in the amount of EUR 800 per month, insurance on any vehicle covered by the automobile allowance, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses.  The agreement also contains non-disclosure, non-solicitation and non-compete restrictions.  The non-solicitation and non-compete restrictions survive for a period of eighteen months following the date of termination of Ms. Dupont Sorensen’s employment with the Company.

On September 30, 2010, Company granted Ms. Dupont Sorensen five million shares of the Company’s common stock.  One million shares of common stock vested at September 30, 2010 and the remaining four million shares are scheduled to vest at the rate of 500,000 shares per quarter for each of the eight successive quarters.

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

In the event the executive terminates his or her employment for “good reason,” he or she shall be entitled to, among other things, a prorated bonus for the fiscal year of termination, based on actual performance through the end of the applicable fiscal year and the number of days that have elapsed in the fiscal year through the date of termination and payment of his or her then annual base salary and benefits for a period of eighteen months following the termination.  In addition, any unvested options granted to the executive shall fully vest as of the date of termination.  For purposes of each employment agreement, good reason is defined as a material and adverse change in the executive’s duties and responsibilities, a reduction in base salary or minimum annual bonus, or the Company’s breach of any material provision of the agreement.

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

On April 8, 2011, the Company appointed Niels Burtenshaw Thuesen, Blas Garcia Moros, and Lester Rosenkrantz to its Board of Directors (the “Board”).  All three new members have formed and serve on the Audit and Finance Committee of the Board. Upon Mr. Thuesen’s appointment to the Board, he received a non-qualified option to purchase three million common shares at $0.001, which option vests immediately as to two million shares and vests as to the remaining one million shares ratably each quarter over two years. In addition, he will receive a monthly cash payment of $5,000 for being a member of the Board and serving as the Chairman of the Board. Upon Mr. Moros’ and Mr. Rosenkrantz’ appointment to the Board, they each received a grant of two million common shares at $0.001, which vests ratably each quarter over two years. In addition, they will each receive a monthly cash payment of $3,000 for being a board member.

On June 7, 2011, the Company appointed Alessandro Annoscia to be its Chief Operating Officer effective July 1, 2011. In connection with his appointment as Chief Operating Officer, Mr. Annoscia entered into an employment agreement with the Company, which has an initial term of four years, with successive one-year renewals, and provides for a base salary of $180,000. In addition, the Company may pay additional salary from time to time, and award bonuses in cash, stock or stock options or other property and services.   Mr. Annoscia received options to purchase eight million common shares of the Company at $0.15 per share. Five hundred thousand shares underlying the option vested on September 30, 2011 and the remaining seven million five hundred thousand shares vest equally at the rate of 500,000 shares per quarter at the end of each subsequent quarter thereafter for so long as his agreement remains in effect. Mr. Annoscia will be entitled to six months’ severance pay, plus any accrued base salary and incentive pay, in the event that he is terminated without cause.  Mr. Annoscia will be restricted from competing with the Company during the course of his employment and for a period of two years after his employment has been terminated.

Item 11.	Executive Compensation

Summary Compensation Table

The table below sets forth, for the period indicated, the compensation paid or granted by the Company to the named executive officers during the last two completed fiscal years.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $ (1)	Option Awards $ (1)	Non- Equity Incentive Plan Compensa -tion $	Change in Pension Value & Non- Qualified Deferred Compensa -tion $	All Other Compensa -tion $	Total $
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Michael B. Hansen *	2011	247,500			3,515,451				3,762,951
President & CEO	2010	172,240							172,240
Alessandro Annoscia	2011	60,000			2,073,954				2,133,954
Chief Operating Officer	2010	-							-
Andreas Kusche	2011	136,950							136,950
General Counsel	2010	121,920		968,000					1,089,920
Mark Mroczkowski	2011	162,000							162,000
Chief Financial Officer	2010	-			1,095,486				1,095,486
Betina Dupont Sorensen	2011	136,950							136,950
Head of Marketing	2010	71,120		1,100,000					1,171,120

*	Member of the Board of Directors
1)
Represents the aggregate grant date fair value in accordance with FASB ASC Topic 718.  For a discussion of the assumptions made in the valuation of the dollar amount recognized, please refer to Note 13 to the Company’s consolidated financial statements.

Grants of Plan-Based Awards

The following table summarizes plan-based awards granted to the Company’s named executive officers during the fiscal year ended September 30, 2011:

								All Other		All Other
								Stock		Option	Exercise
								Awards:		Awards:	or	Grant Date
								Number of		Number of	Base	Fair Value
		Estimated Future						Shares of		Securities	Price of	of Stock
		Payouts Under Non-			Estimated Future Payout			Stock or		Underlying	Option	and Option
	Grant	Equity Incentive			Under Equity Incentive			Units		Options	Awards	Awards (1)
Name	Date	Plan Awards			Plan Awards			(#)		(#)	($/Sh)	($)
		Thres hold	Target	Maxi mum	Thres hold	Target	Maxi mum
		($)	($)	($)	(#)	(#)	(#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)	(k)	(l)
Michael B. Hansen, CEO	5/14/11								(2)	25,000,000	$0.15	$3,515,451
Alessandro Annoscia, COO	6/07/11								(3)	8,000,000	$0.15	$2,073,954

1)
Reflects the grant date fair value of each target equity award computed in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are set forth in Notes 2 and 13 to the Company’s consolidated financial statements. These amounts do not correspond to the actual value that will be recognized by the Named Executive Officer.

2)
The Company granted Michael Hansen the option to purchase up to twenty-five million shares of the Company’s common stock, at an exercise price of $0.15 per share. This option will vest five million shares on December 31, 2011 and five million each year thereafter through December 31, 2015. On the date of the grant the closing market price of the underlying stock was $0.15.

3)
In connection with Mr. Annoscia’ execution of the employment agreement, the Company granted him the option to purchase up to eight million shares of the Company’s common stock, at an exercise price of $.15 per share. This option vested 500,000 shares on September 30, 2011 and 500,000 shares will vest at the end of each calendar quarter thereafter through March 31, 2015. On the date of the grant the closing market price of the underlying stock was $0.15.

The following table summarizes plan-based awards granted to the Company’s named executive officers outstanding at September 30, 2011:

Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
								Awards:	or
								Number	Payout
						Stock	Market	of	Value of
						Awards	Value of	Unearned	Unearned
						Number of	Shares or	Shares,	Shares,
		Number of	Number of			Shares or	Units of	or Units	Units or
		Securities	Securities			Units of	Stock	or Other	Other
		Underlying	Underlying			Stock	That	Rights	Rights
		Unexercised	Unexercised	Option	Option	That	Have	That	That
		Options	Options	Exercise	Expirati	Have Not	Not	Have Not	Have Not
Awards	Grant	Exercisable	Unexercisable	Price	on	Vested	Vested	Vested	Vested
Name	Date	(#)	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Andreas Kusche General Counsel	9/30/10					2,000,000	440,000
Mark Mroczkowski Chief Financial Officer	9/30/10	-	2,000,000	$0.001	9/30/20
Betina Dupont Sorensen Head of Marketing	9/30/10					2,000,000	440,000
Michael Hansen Chief Executive Officer	5/14/11	-	25,000,000	$0.15	5/14/21
Alessandro Annoscia Chief Operating Officer	6/07/11	500,000	7,500,000	$0.15	6/07/21

Option Exercises and Stock Vested

The following table shows all stock options exercised and the value realized upon exercise, and all other equity awards vested and the value realized upon vesting, by our Named Executive Officers during fiscal 2011.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares	Total Value
	Acquired on	Value Realized on	Acquired on	Realized on
Name	Exercise (#)	Exercise ($)	Vesting(#)	Vesting($)
Betina Dupont Sorensen			3,000,000	$660,000
Andreas Kusche			2,400,000	$528,000
Mark Mroczkowski	3,000,000	$657,292

Employment, Severance and Change in Control Agreements

Our employment agreements with Michael Hansen, Andreas Kusche and Betina Dupont Sorensen provide  that upon any termination of their employment by the Company, other than for “cause,” or disability, or by each employee  for “good reason,” they will  be entitled to receive any unpaid salary, bonus and unreimbursed expenses  plus  a severance payment equal to their monthly  base salary (as then in effect) and payment of their  bonus (as then in effect) for a period of 18  months following termination. Upon a “change in control” (as defined in the Company’s 2010 Omnibus Equity Compensation Plan) of the Company, restricted stock not previously forfeited shall become vested.

Our employment agreements with  Mark Mroczkowski and Alessandro Annoscia provides  that upon  termination of his employment by the Company, other than for cause, or disability, or by  the Employee  for good reason,  he  will  be entitled to any  receive any unpaid salary, bonus and unreimbursed expenses  plus  a severance payment equal to this monthly  base salary (as then in effect) and payment of his bonus (as then in effect) for a period of 6 months following termination.  Upon a “change in control” (as defined in the Company’s 2010 Omnibus Equity Compensation Plan) of the Company, all of his options shall automatically vest and be immediately exercisable.

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

Compensation of Directors

The following table shows the compensation paid to directors during fiscal year 2011:

DIRECTOR COMPENSATION*
	Fees
	Earned or
	Paid in	Stock	Option
	Cash	Awards	Awards **	Total
Name	($)	($)	($)	($)
Niels Burtenshaw Thuesen (1)	$30,000	—	$330,590	$360,590
Blas Garcia Moros (2)	$18,000	$75,000	—	$93,000
Lester Rosenkrantz (2)	$18,000	$75,000	—	$93,000

 * Michael Hansen receives no additional compensation for serving as a director, for serving on committees of the board of directors or for special assignments.
** Option award figures include the value of common stock option awards at grant date as calculated under FASB Topic ASC 718.
(1) Niels Burtenshaw Thuesen received a non-qualified option to purchase three million common shares at $0.001, which option vested immediately as to two million shares and vests as to the remaining one million shares ratably each quarter over two years. In addition, he receives a monthly cash payment of $5,000.
(2) Blas Garcia Moros and Lester Rosenkrantz each received a grant of two million common shares at $0.001, which vest ratably each quarter over two years. In addition, they each receive a monthly cash payment of $3,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth additional information as of  September 30, 2011 concerning shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements, divided between plans approved by our stockholders and plans or arrangements not submitted to our stockholders for approval.  The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	Number of Securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders	41,661,772	$0.13	33,072,882

Total	41,661,772	$0.13	33,072,882

2010 Omnibus Equity Compensation Plan

The 2010 Omnibus Equity Compensation Plan (the “Plan”) became effective September, 30, 2010. The Plan has not been approved by our stockholders.  The Plan is designed for the benefit of the directors, executives, employees and certain consultants and advisors of the Company (i) to attract and retain for the Company personnel of exceptional ability; (ii) to motivate such personnel through added incentives to make a maximum contribution to greater profitability; (iii) to develop and maintain a highly competent management team; and (iv) to be competitive with other companies with respect to executive compensation.    Awards under the Plan may be made to participants in the form of (i) incentive stock options; (ii) nonqualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. A total of 100 million shares of Common Stock have been reserved for issuance under the Plan. Of this amount, as of September 30, 2010, options with respect to 5 million shares were granted to Mr. Mroczkowski, our Chief Financial Officer, and are outstanding.  All of the outstanding options were granted with an exercise price at $.001. On September 30, 2010, one million shares vested and the balance vest at the rate of 500,000 shares each quarter through September 30, 2012 and have a maximum term expiring in 2020. Shares subject to this Plan are included in the table above.

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth the beneficial ownership of the Common Stock as of January 13, 2012 for each of our greater than 5% shareholders, directors, named executive officers and by all of our directors and executive officers as a group.  For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, which rule focuses on the power to vote shares or make investment decisions with respect to such shares, potentially irrespective of any pecuniary interest in such shares.

The information as to the securities beneficially owned are based upon the following:

•	a Schedule 13D filed by Zen Holding Group Limited, Mr. Hansen and Mr. Saouma on June 24, 2010; and

•
all Form 3 and Form 4 filings of Mark Mroczkowski, Betina Dupont Sorensen, Andreas Kusche, Alessandro Annoscia, Niels Thuesen, Lester Rosenkrantz, Blas Moros, Kent L Holmstoel, Zen Holding, Michel Saouma and Michael Hansen since May 24, 2010.

Percentage ownership of outstanding common shares is based on 361,402,057 shares of Common Stock outstanding as of January 13, 2012.

			Amount and
			Nature of
			Beneficial	Percentage of
Title of Class	Name of Beneficial Owner		Ownership (1)	Class Owned
Common Stock
	Michel B. Hansen	(2)	219,178,946	60.65%
	Andreas Kusche	(3)	2,900,000	0.80%
	Betina Dupont Sorensen	(4)	3,500,000	0.97%
	Mark Mroczkowski	(5)	3,500,000	0.97%
	Alessandro Annoscia	(6)	1,000,000	0.28%
	Niels Thuesen	(7)	2,375,000	0.66%
	Lester Rosenkrantz	(8)	750,000	0.21%
	Blas Moros	(9)	750,000	0.21%
	Directors and Executive Officers as a Group (8 persons)		233,953,946	64.74%
	Non-affiliates		127,448,111	35.26%
	Total		361,402,057	100.00%

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

(2)           Includes 214,178,946 shares of Common Stock held directly by Zen Trust.  During the period in which the Zen Trust holds these shares, Mr. Hansen is expected to have the right to vote, but not the right to dispose of, these shares.  Includes options to purchase 5,000,000 shares of common stock exercisable within 60 days of January 13, 2012, but does not include options to purchase 20,000,000 shares of common stock which are scheduled to vest evenly at a rate of 5,000,000 in each of the next four consecutive years beginning December 31, 2012. Mr. Hansen disclaims a pecuniary interest in all but 67,820,303 of the shares held by the Zen Trust and any other shares of Common Stock, including shares of Common Stock held by Ms. Dupont Sorensen or their adult child.  As a member of Ms. Dupont Sorensen’s household, Mr. Hansen may be deemed to have a pecuniary interest in any shares held by Ms. Dupont Sorensen or their adult child. Mr. Hansen’s address is The Palm Jumeirah, P.O. Box 283612, Dubai, U.A.E.

(3)           Includes 2,900,000 shares of restricted stock held directly by Mr. Kusche , but does not include 1,500,000 shares of restricted stock which are scheduled to vest evenly at a rate of 500,000 shares in each of the next three consecutive calendar quarters. Mr. Kusche’s address is 85 Water Lane, Wakefield, WF4 4PY, U.K.

(4)           Includes 3,500,000 shares of restricted stock held directly by Ms. Dupont Sorensen , but does not include 1,500,000 shares of restricted stock which are scheduled to vest evenly at a rate of 500,000 shares in each of the next three consecutive calendar quarters . Ms. Dupont Sorensen disclaims a pecuniary interest in any other shares of Common Stock, including those shares of Common Stock held by Mr. Hansen and their adult child.  As a member of Mr. Hansen’s household, Ms. Dupont Sorensen may be deemed to have a pecuniary interest in any shares held by Mr. Hansen or their adult children. Ms. Dupont Sorensen’s address is The Palm Jumeirah, P.O. Box 283612, Dubai, U.A.E.

(5)           Includes 3,000,000 shares of restricted stock held directly by Mr. Mroczkowski and options to purchase 500,000 shares of common stock exercisable within 60 days of January 13, 2012, but does not include options to purchase 1,500,000 shares of common stock which are scheduled to vest evenly at a rate of 500,000 in each of the next three consecutive calendar quarters. Mr. Mroczkowski’s address is 8157 Saint Andrews Circle, Orlando, FL 32835.

(6)           Includes options to purchase 1,000,000 shares of common stock exercisable within 60 days of January 13, 2012, but does not include options to purchase 7,000,000 shares of common stock which are scheduled to vest evenly at a rate of 500,000 in each of the next fourteen consecutive calendar quarters beginning March 31, 2012. Mr. Annoscia’s address is 7228 SE 24th Street, Mercer Island, WA 98040.

(7)           Includes options to purchase 2,375,000 shares of common stock exercisable within 60 days of January 13, 2012, but does not include options to purchase 625,000 shares of common stock which are scheduled to vest evenly at a rate of 125,000 in each of the next five consecutive calendar quarters beginning March 31, 2012. Mr. Thuesen’s address is Hammersholt byvey 40, 3400 Hilleroed, Denmark.

(8)           Includes 750,000 shares of restricted common stock held directly by Mr. Rosenkrantz, but does not include 1,250,000 shares of restricted stock that have not yet vested and are scheduled to vest evenly at a rate of 250,000 in each of the next five consecutive calendar quarters shares beginning March 31, 2012. Mr. Rosenkrantz’ address is 1801 South Flagler Drive, Apt. 1703, West Palm Beach, FL 33401.

(9)           Includes 750,000 shares of restricted common stock held directly by Mr. Moros, but does not include 1,250,000 shares of restricted stock that have not yet vested and are scheduled to vest evenly at a rate of 250,000 in each of the next five consecutive calendar quarters shares beginning March 31, 2012. Mr. Moros’ address is 8775 Twin Lake Drive, Boca Raton, FL 33496.

Two Step Transfer of Common Stock to DubLi.com Beneficiaries and Lenox Beneficiaries

On October 19, 2009, the Company completed the merger of CG, at the time an entity unrelated to the Company, into a subsidiary of the Company. As consideration for all of the outstanding shares of CG, the Company issued Zen Holding, the sole shareholder of CG, 5,000,000 shares of Series A Preferred Stock of the Company. The Company and Michael Hansen expected that Mr. Hansen, other investors in DubLi.com, LLC (such other investors are defined as the “DubLi.com Beneficiaries”) and various employees of Lenox Resources, LLC (the “Lenox Beneficiaries” and together with the DubLi.com Beneficiaries, the “Beneficiaries”) would receive from Zen Holding 1,141,933 shares of Series A Preferred Stock issued to Zen Holding in the connection with the merger.

In May 2010, the Company announced that:

            *           Zen Holding had returned to the Company 1,141,933 shares of Preferred Stock, which were convertible into 63,393,933 shares of Common Stock (the “Loyalty Shares”);

            *           the Company intended to use 62,679,116 of the  Loyalty Shares to purchase, in a registered tender offer, various outstanding interests in DubLi.com, LLC from the DubLi.com Beneficiaries; and

            *           the Company intended to transfer 714,817 of the Loyalty Shares  to the Lenox Beneficiaries.

Prior to completing the acquisition of the interests in Dubli.com, LLC, DubLi.com, LLC ceased operations. Accordingly, the Company determined not to proceed with the acquisition. Nevertheless, the Company decided to transfer the Loyalty Shares to the Dubli.com Beneficiaries and the Lenox Beneficiaries because: (i) substantially all of the DubLi.com Beneficiaries are former Business Associates of DubLi Network, LLC, an indirect subsidiary of the Company, and current Business Associates of DubLi Network Limited, a wholly owned subsidiary of the Company; (ii) substantially all of the Lenox Beneficiaries have been and are currently employees or consultants of the Company, (iii) notwithstanding the financial failure of DubLi.com, LLC, the Company believes that the DubLi Network, LLC Business Associates assisted the Company to build brand awareness for the DubLi.com trade name; and (iv) consistent with many of their expectations, the Company wanted the Dubli.com Beneficiaries and the Lenox Beneficiaries to have an ownership interest in the Company.

Accordingly, the Company transferred the Loyalty Shares to a trust (the “Trust”) on March 28, 2011 (the “Initial Transfer Date”). The Company anticipates that on or about March 28, 2012 (the “Final Transfer Date”), that the Trust will transfer the Loyalty Shares to the Beneficiaries (the “Two Step Transfer”).

The Company believes the Two Step Transfer process is preferable to conducting some form of registered offering in the United States and numerous other countries due to, among other things, the projected expense and time required to complete registered offerings in numerous jurisdictions.

Establishment of the Trust and Issuance of the Loyalty Shares

The Two Step Transfer process is governed by the share transfer agreement, dated February 25, 2011 (“Share Transfer Agreement”).  The Trust was established under the laws of Panama on March 28, 2011 and is administered by Batista Guerra y Asociados, an independent Panamanian law firm (the “Trustee”), pursuant to the terms and conditions set forth in the trust agreement which was signed on February 25, 2011 (the “Trust Agreement”).  The following summary of the Share Transfer Agreement and the Trust Agreement and is qualified in its entirety by the actual forms of agreement filed as exhibits hereto.

The Company was not required to issue the Loyalty Shares to the Trust until prior satisfaction of the following, among other things: (1) the terms of the Share Transfer Agreement were publicly disclosed by the Company at least 20 days prior to the issuance of the Loyalty Shares to the Trust; (2) on or prior to the Initial Transfer Date, the Company had not received any comments from the SEC or any other comparable foreign or US State regulator with respect to the transactions contemplated by the Share Transfer Agreement; and (3) on or prior to the Initial Transfer Date, the Company had not received notice of any demand, claim or a threatened claim with respect to the transactions contemplated by the Share Transfer Agreement.

Terms and Conditions of the Trust

The Trustee is required to transfer the Loyalty Shares to the Beneficiaries without requiring any payment or other consideration from the Beneficiaries (other than any transfer taxes or tariffs that may be imposed in connection with the transfer).  In order to receive the Loyalty Shares, each Beneficiary will be required to complete, execute and return to the Company a Beneficiary Representation Affidavit certifying that the Beneficiary, among other things:

•	(a) is not a “US Person” and is not acquiring the securities for the account or benefit of any “US Person” or (b) if a “US Person,” that such Beneficiary is an “Accredited Investor;”

•
If a non-“US Person,” (i) is acquiring the Loyalty Shares in an offshore transaction within the meaning of and in accordance with Rules 901 and 904 of Regulation S, (ii) is not acquiring, and has not entered into any discussions regarding the acquisition of, the Loyalty Shares while in the United States or any of its territories or possessions, (iii) the Loyalty Shares are being transferred without registration under the Securities Act of 1933, as amended (the “Securities Act”) by reason of an exemption that depends, in part, on the accuracy of the representations made by such person, and (iv) such person is familiar with the rules and restrictions set forth in Regulation S and has not undertaken and will not undertake any activity for the purpose of, or that could reasonably be expected to have the effect of, conditioning the market in the United States for the Loyalty Shares;

•	has received an information memorandum relating to the transfer of the Loyalty Shares;

•	has had access to such financial information and other information concerning the Company and the Loyalty Shares;

•
understands and agrees that the Beneficiary is receiving the Loyalty Shares pursuant to Regulation S, Regulation D or another applicable exemption from the registration requirements of the Securities Act;

•
has not provided, and will not provide, any monetary or other consideration, directly or indirectly, to the Company, the Trust, the trustee, or any of their affiliates in exchange for the Loyalty Shares.

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

The stock certificate representing the Loyalty Shares and issued in the name of the Trust include legends indicating that the securities have not been registered under the Securities Act and, prior to the expiration of the “distribution compliance period” (as defined in Rule 902 of Regulation S promulgated under the Securities Act), may not be offered or sold in the United States or to “US Persons” unless registered under the Securities Act, or an exemption from the registration requirements of the Securities Act is available, and that hedging transactions involving the Loyalty Shares may not be conducted unless in compliance with the Securities Act.

Zen Trust

Zen Holding informed the Company that on March 28, 2011 it distributed via a dividend all 214,178,946 of the shares of Common Stock  Zen Holding owned and held for the indirect benefit of its various investors (the “Zen Trust Shares”) to a trust (the “Zen Trust”).  The Zen Trust is expected to transfer all of the Zen Trust Shares to its beneficial owners (the “Zen Beneficiaries”) on the Final Transfer Date (the “Zen Two Step Transfer”).  While the Zen Trust holds the Zen Trust Shares, Michael Hansen, the Company’s Chief Executive Officer, is expected to have the right to vote and make investment decisions with respect to the Zen Trust Shares.

The Zen Trust was established under the laws of Panama on March 28, 2011, and is administered by Batista Guerra y Asociados, an independent Panamanian law firm (the “Zen Trustee”).  The Zen Trustee is required to transfer the Zen Trust Shares to the Zen Beneficiaries on the Final Transfer Date without requiring any payment or other consideration from the Zen Beneficiaries (other than any transfer taxes or tariffs that may be imposed in connection with the transfer). In order to receive the Zen Trust Shares, each Zen Beneficiary will be required to complete execute and return to the Company a beneficiary representation affidavit certifying that the Zen Beneficiary, among other things, satisfy the conditions set forth above with regard to the Beneficiaries.

Exemption from Registration and Transferability

As the beneficiaries have not and will not provide any monetary or other consideration to the Company, Zen Holdings, the trusts, the trustees, or any of their affiliates in exchange for the shares, the Company believes that there was no “sale” as defined in Section 2(a)(3) of the Securities Act of the Loyalty Shares or the Zen Trust Shares. Likewise, the Company believes that there will be no “sale” when the Loyalty Shares and the Zen Trust Shares are transferred to the Beneficiaries and the Zen Beneficiaries, respectively. Accordingly, the Company believes that the transfer of the Loyalty Shares and the Zen Trust Shares to the Trust and the subsequent distribution of the Loyalty Shares and the Zen Trust Shares to the Beneficiaries and the Zen Beneficiaries do not require registration under the Securities Act.

Although the Company believes that no “sale” of the Loyalty Shares or the Zen Trust Shares occurred upon the issuance by the Company or by Zen Holdings, the Company believes that such sales were exempt from registration under the Securities Act pursuant to Regulation S promulgated thereunder. Similarly, the transfer of the shares by the trusts to the beneficiaries is expected to be exempt from registration under the Securities Act pursuant to Regulation D and Regulation S promulgated thereunder.

The Company believes that the beneficiaries will be permitted to tack the holding period of the trusts to their holding period. Accordingly, other than the four affiliates of the Company who must aggregate the amount each person will sell under Rule 144 to determine compliance with Rule 144’s volume limitation for the first year following the transfer from the trusts to the affiliates, the beneficiaries will be permitted to freely transfer the shares under Rule 144.

Result of the Two Step Transfer

The following table sets forth the expected beneficial ownership of the Common Stock of the Company as of the Final Transfer Date (assuming the Final Transfer Date was the date hereof) for each of our greater than 5% shareholders, directors, named executive officers and by all of our directors and executive officers as a group.  For purposes of this table, we have assumed that (i) the Two Step Transfer has occurred; and (ii) the Zen Two Step Transfer has occurred.  Furthermore, for purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, which focuses on the power to vote shares or make investment decisions with respect to such shares, potentially irrespective of any pecuniary interest in such shares.  The information as to the securities beneficially owned are based upon the following:

(1) a Schedule 13D filed by Zen Holding Group Limited, Mr. Hansen and Mr. Saouma on June 24, 2010;

(2) a draft Schedule 13D expected to be signed by the Zen Trustee (defined below) and expected to be filed jointly by the Zen Trust and Zen Holding Group Limited on or before March 28, 2012 in connection with the establishment of the Zen Trust.

(3) all Form 3 and Form 4 filings of Mark Mroczkowski, Betina Dupont Sorensen, Andreas Kusche, Kent L Holmstoel, Zen Holding Group Limited, Michel Saouma and Michael Hansen since May 24, 2010.

			Amount and		Percentage
			Nature of		of
Title of Class			Beneficial		Class
Common Stock	Name of Beneficial Owner		Ownership (1)		Owned (2)
	Michel B. Hansen**	(3)	67,820,304	(4)	19%
	Andreas Kusche**	(5)	2,633,662	(7)	*
	Betina Dupont Sorensen**	(3)	2,000,000	(8)	*
	Mark Mroczkowski**	(9)	2,000,000	(10)	*
	Alessandro Annoscia	(11)	1,000,000	(12)	*
	Niels Thuesen	(13)	2,375,000	(14)	*
	Lester Rosenkrantz	(15)	750,000	(16)	*
	Blas Moros	(17)	750,000	(18)	*
	Directors and Executive Officers as a Group (8 persons)		79,328,966		22%
	Joseph Saouma	(19)	63,833,409		18%
	Tom Kjaer	(20)	41,635,931		12%
	Total		184,798,306		51%

*	Indicates less than 1% of outstanding shares beneficially owned.
**	Serves as an executive officer or director of the Company as of the date hereof.

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

(2)           Applicable percentage ownership is based on 361,402,057 shares of Common Stock outstanding as of January 13, 2012, which includes the issuance of all of the Loyalty Shares.

(3)           Mr. Hansen’s and Ms. Dupont Sorensen’s address is The Palm Jumeirah, P.O. Box 283612, Dubai, U.A.E.

(4)           During the period in which the Zen Trust holds the Zen Trust Shares, Mr. Hansen is expected to have the right to vote the Zen Shares.  As of the deemed Final Transfer Date, Mr. Hansen is expected to personally hold 67,820,304 shares of Common Stock, 19% of the outstanding shares of our Common Stock.  Includes options to purchase 5,000,000 shares of common stock exercisable within 60 days of January 13, 2012, but does not include options to purchase 20,000,000 shares of common stock which are scheduled to vest evenly at a rate of 5,000,000 in each of the next four consecutive years beginning December 31, 2012. Mr. Hansen disclaims a pecuniary interest in any other shares of Common Stock, including shares of Common Stock held by Ms. Dupont Sorensen or their adult children.  As a member of Ms. Dupont Sorensen’s household, Mr. Hansen may be deemed to have a pecuniary interest in any shares held by Ms. Dupont Sorensen or their adult children.

(6)           Mr. Kusche’s address is 85 Water Lane, Wakefield, WF4 4PY, U.K.

(7)           Includes 2,900,000 shares of restricted stock held directly by Mr. Kusche, but does not include 1,500,000 shares of restricted stock which are scheduled to vest evenly at a rate of 500,000 shares in each of the next three consecutive calendar quarters.

(8)           As of the deemed Final Transfer Date, Ms. Dupont Sorensen is expected to personally hold 4,000,000 shares of Common Stock, less than 1% of the outstanding shares of our Common Stock, which includes 3,500,000 shares of restricted stock held directly by Ms. Dupont Sorensen, but does not include 1,500,000 shares of restricted stock which are scheduled to vest evenly at a rate of 500,000 shares in each of the next three consecutive calendar quarters. Ms. Dupont Sorensen disclaims a pecuniary interest in any other shares of Common Stock, including those shares of Common Stock held by Mr. Hansen and their adult children.  As a member of Mr. Hansen’s household, Ms. Dupont Sorensen may be deemed to have a pecuniary interest in any shares held by Mr. Hansen or their adult children.

(9)           Mr. Mroczkowski’s address is 8157 Saint Andrews Circle, Orlando, FL 32835.

(10)          Includes 3,000,000 shares of restricted stock held directly by Mr. Mroczkowski and options to purchase 500,000 shares of common stock exercisable within 60 days of January 13, 2012, but does not include options to purchase 1,500,000 shares of common stock which are scheduled to vest evenly at a rate of 500,000 in each of the next three consecutive calendar quarters.

(11)           Mr. Annoscia’s address is 7228 SE 24th Street, Mercer Island, WA 98040.

(12)           Includes options to purchase 1,000,000 shares of common stock exercisable within 60 days of January 13, 2012, but does not include options to purchase 7,000,000 shares of common stock which are scheduled to vest evenly at a rate of 500,000 in each of the next fourteen consecutive calendar quarters beginning March 31, 2012.

(13)           Mr. Thuesen’s address is Hammersholt byvey 40, 3400 Hilleroed, Denmark.

(14)           Includes options to purchase 2,375,000 shares of common stock exercisable within 60 days of January 13, 2012, but does not include options to purchase 625,000 shares of common stock which are scheduled to vest evenly at a rate of 125,000 in each of the next five consecutive calendar quarters beginning March 31, 2012.

(15)            Mr. Rosenkrantz’ address is 1801 South Flagler Drive, Apt. 1703, West Palm Beach, FL 33401.

(16)           Includes 750,000 shares of restricted common stock held by Mr. Rosenkrantz, but does not include 1,250,000 shares of restricted common stock which are scheduled to vest evenly at a rate of 250,000 in each of the next five consecutive calendar quarters beginning March 31, 2012.

(17)           Mr. Moros’ address is 8775 Twin Lake Drive, Boca Raton, FL 33496.

(18)           Includes 750,000 shares of restricted common stock held by Mr. Moros, but does not include 1,250,000 shares of restricted common stock which are scheduled to vest evenly at a rate of 250,000 in each of the next five consecutive calendar quarters beginning March 31, 2012.

(19)         Mr. Joseph Saouma’s address is Amine Gemayelstreet 226, Beirut, Achrafieh, Lebanon.

(20)         Mr. Tom Kjaer’s address is P.O. Box 282303, Dubai, U.A.E.

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

Transactions with Directors and Officers

Michael Hansen - As a Company founder, Mr. Hansen has been involved in the Company’s operations since its inception and accordingly, he was Business Associate No. 1 in the DubLi network organization. Mr. Hansen had numerous Business Associates whose income from earned commissions was shared with him, as more fully described in Item 1, Business. In this connection, Mr. Hansen earned commissions of $75,534 and $258,739 during 2011 and 2010, respectively, of which Mr. Hansen actually was paid commissions of $0 and $129,000 during 2011 and 2010, respectively.  Mr. Hansen was owed no commissions as of September 30, 2011 and 2010 after he waived his right to the earned but unpaid commissions and forgave the debt of $66,765 and $356,643 to the Company owed to him at the end of 2011 and 2010, respectively. The debt forgiveness was recorded as reduction of Commissions expense included in direct cost of sales in both 2011 and 2010.  As Founder, Mr. Hansen was exempt from the requirement that Business Associates must purchase credits from the Company for resale in order to earn the maximum commissions. On January 16, 2011, Mr. Hansen sold his BA account to an unrelated third party.

During the nine month period ended September 30, 2009, Michael Hansen, the President and Chief Executive Officer of the Company, loaned $99,855 to a subsidiary of CG subsequently acquired in the Merger.  The loan was interest free and the Company repaid the loan in full on January 11, 2010.

During the nine months ended June 30, 2010, Michael Hansen advanced the Company $399,356 for working capital purposes.  The loan is evidenced by an unsecured note dated August 22, 2010, payable by the Company to Mr. Hansen in the amount referenced above.  The note together with additional advances made after August 21, 2010 was interest free and payable upon demand of Michael Hansen. During the fourth quarter of 2009, Mr. Hansen advanced an additional $441,528 to the Company without interest or repayment terms, which advance increased the total debt owed to Mr. Hansen to $840,884 at September 30, 2010. Subsequent to September 30, 2010, advances and repayments by the Company netted to a $26,943 reduction of the total debt leaving a balance of $813,941 as of March 23, 2011 the date upon which the Company and Mr. Hansen entered into $5 million Promissory Grid Note (“Grid Note”). The amount of the Grid Note equals an existing outstanding balance of $813,941 owed to Mr. Hansen plus any new borrowings under the Grid Note up to an aggregate of $5 million at any given time. The Grid Note was issued in replacement of the Promissory Note dated August 23, 2010 in the principal amount of $399,356. The Grid Note has a term of one year; bears interest at 6% per annum accruing from the date of the Grid Note and is guaranteed by DubLi Properties, LLC and secured by a pledge of its assets. On September 30, 2011, the Grid Note was paid in full, cancelled and returned to Mr. Hansen.

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights to the Company, pursuant to agreement between Mr. Hansen and MediaNet Group Technologies, Inc.

The Cayman Property Rights, which had a book value of $3,203,847 as of September 30, 2011, were originally acquired in December 2009 by DubLi Properties, LLC before it was contributed to MediaNet. DubLi Properties acquired the land contract from Crown Acquisitions Worldwide, Ltd. (“Crown”), an unrelated third party, in exchange for 34 parcels of real property valued at $2,132,375, $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments for a total contract price of $3,000,000.

MediaNet lent $778,430 to DubLi Properties prior to its contribution and thus the value of the contribution on May 24, 2010 was reduced by that loan amount. Following the contribution, the Company made the remaining payments and satisfied the land contact except for an obligation to fill the land. The estimated cost to fill the land is $562,500 and such fill must be completed before May 10, 2012 whereupon the Company will have completed all obligations under the contract and will receive title to the land. In January 2012, the Company paid for the fill work and is awaiting its completion. The contract transactions are summarized as follows:

Land acquisition by Dubli Properties prior to contribution to MediaNet
Land swap	$2,132,375
Cash	86,763
Debt to MediaNet	(778,430)
Value of contribution to MediaNet on May 24, 2010	1,440,708
All payments by MediaNet	1,559,292
Total contract cost	3,000,000
Estimated obligation to fill land	562,500
Less: valuation allowance	(358,653)
Net Book Value	$3,203,847

The contract between DubLi Properties LLC and Crown is an agreement for deed, and title is transferable after remittance of the final payment by the Company and the completion of the fill obligation.

The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward the highest performing DubLi’s Business Associates upon completion of certain performance objectives which the Company has not yet defined. The Company plans to create the bonus award program after it receives title to the land and defines the bonus objectives sometime during 2012 after which time we will publish and announce the program to the entire Business Associate Network. Such bonus awards when earned by Business Associates will be expensed as commissions when earned and then deeded to the Business Associate with free and clear title.

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

Brent Gephart – Mr. Gephart, who served as director from January through October, 2009 was also a principal in a firm that provided credit card gateway services to the Company. In this connection $5,416 in processing fees were paid to his company during 2010; no such amounts were incurred in 2009.  Mr. Gephart’s credit card gateway company required the Company to use a particular credit card service company to process it US based transactions.  On October 27, 2010, DUBLICOM Limited and DubLi Network Limited, both of which are wholly owned subsidiaries of the Company, initiated legal action against that credit card service company to seek recovery of the approximately $2,164,000 of reserves (which is approximately 37% of such sales) held at the discretion of the processor plus various other awards, costs and expenses (see Item 3.Legal Proceedings).  In October 2010, the credit card processing services terminated its business relationship with the Company as a result of the dispute.

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

Director Independence

Our Board of Directors is comprised of our CEO who is employed by the Company and three directors who are not employed by the Company.  The board of directors has determined that Messrs. Rosenkrantz, Thuesen and Moros are “independent directors” within the meaning of The NASDAQ Stock Market LLC (“Nasdaq”) corporate governance rules and the regulations under the Securities Exchange Act of 1934 (“Exchange Act”), including such rules as are applicable to audit committees.

Parent Company

Zen Trust is considered a “parent company” of the Company because Zen Trust holds approximately 88% of the issued and outstanding common stock of the Company. For a discussion of the transactions pursuant to which Zen Trust acquired such stock, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Two Step Transfer of Common Stock to DubLi.com Beneficiaries and Lenox Beneficiaries.”

While the Zen Trust holds the Zen Trust Shares, Michael Hansen, the Company’s Chief Executive Officer, is expected to have the right to vote and make investment decisions with respect to the Zen Trust Shares.

Item 14.	Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

Lake & Associates CPA’s, LLC (“Lake”) served as MediaNet’s independent registered public accounting firm from October 10, 2008 through September 26, 2011. On September 26, 2011, the Audit and Finance Committee appointed Cherry, Bekaert & Holland, L.L.P. (“CB&H”) to serve as the Company’s independent registered public accounting firm beginning with the audit of the September 30, 2011 year-end consolidated financial statements included herein.

Fees of the Independent Registered Public Accounting Firm

The following table shows the aggregate fees billed to the Company by its independent registered public accounting firm for services rendered during the fiscal years ended September 30, 2011and 2010.

	2011	2010
Audit Fees (1)	$190,000	$170,000
Tax Fees	-	-
All Other Fees (2)	-	-
Total Fees	$190,000	$170,000

1)	Includes fees associated with the fiscal year audit, reviews of the Company’s quarterly reports on Form 10-Q, and other securities filings.

Our Audit and Finance Committee of the Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

Page
(1) FINANCIAL STATEMENTS
Report of Independent Registered Accounting Firm	F-1 and F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6 and F-7
Notes to Consolidated Financial Statements	F-8 to F-32

(b) EXHIBITS

Item No	Exhibit Description

2.1
Agreement for Share Exchange dated as of February 3, 2003, by and among Clamshell Enterprises, Inc. and Shutterport, Inc. (incorporated by reference to Exhibit 2.2 included in our Current Report on Form 8-K filed on March 4, 2003).

2.2
Agreement and Plan of Merger dated August 10, 2009 among MediaNet Group Technologies, Inc., MediaNet Merger Sub, and CG Holdings Ltd. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on August 14, 2009).

2.3	Amended and Restated Plan of Merger (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on September 30, 2009).

3.1	Articles of Incorporation dated June 4, 1999 (incorporated by reference to Exhibit 3.1(a) included in our Registration Statement on Form 10-SB filed on May 6, 2002).

3.2	Certificate of Amendment to Articles of Incorporation dated February 14, 2001 (incorporated by reference to Exhibit 3.1(b) included in our Registration Statement on Form 10-SB filed on May 6, 2002).

3.3	Article of Amendment to Articles of Incorporation dated May 22, 2003 (incorporated by reference to Exhibit 3.1 included in our Information Statement on Schedule 14C filed on April 22, 2003).

3.4	Certificate of Designation filed October 16, 2009 (incorporated by reference to Exhibit 3.3 included in our Current Report on Form 8-K filed on October 23, 2009).

3.5	Amendment to Certificate of Designation dated December 30, 2009 (incorporated by reference to Exhibit 4.1 included in our Current Report on Form 8-K filed on December 30, 2009).

3.6	Certificate of Amendment to Certificate of Designation dated May 24, 2010 (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-Q filed on May 24, 2010).

3.7	Bylaws (incorporated by reference to Exhibit 3(ii) included in our Registration Statement on Form 10-SB filed on May 6, 2002).

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 included in our Current Report on Form 8-K filed on October 23, 2009).

4.1	2010 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.2 included in our Registration Statement on Form S-8 filed on September 30, 2010).

10.1
Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Michael B. Hansen (incorporated by reference to Exhibit 10.6 included in our Current Report on Form 8-K filed on October 23, 2009). †

10.2
Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Andreas Kusche (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on October 23, 2009). †

10.3
Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Betina Dupont Sørensen (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on October 23, 2009). †

10.4
Employment Agreement dated as of September 30, 2010, between MediaNet Group Technologies, Inc. and Mark Mroczkowski (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on September 30, 2010). †

10.5
Non-Qualified Stock Option Agreement dated as of September 30, 2010, between MediaNet Group Technologies, Inc. and Mark Mroczkowski (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on September 30, 2010).

10.6
Employment Agreement dated as of June 7, 2011, between MediaNet Group Technologies, Inc. and Alessandro Annoscia (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on June 9, 2011). †

10.7
Non-Qualified Stock Option Agreement dated as of September 30, 2010, between MediaNet Group Technologies, Inc. and Alessandro Annoscia (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on June 9, 2011). †

10.8
Restricted Stock Award Agreement dated as of September 30, 2010, between MediaNet Group Technologies, Inc. and Betina Dupont Sorensen (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on September 30, 2010).

10.9
Restricted Stock Award Agreement dated as of September 30, 2010, between MediaNet Group Technologies, Inc. and Andreas Kusche (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on September 30, 2010).

10.10
Unsecured Promissory Note dated August 23, 2010, of the Company to Mr. Michael Hansen (incorporated by reference to Exhibit 10.1 included in our Quarterly Report on Form 10-Q filed on September 3, 2010).

10.11	Agreement between the Company and Zen Holding Group Limited dated May 24, 2010 (incorporated by reference to Exhibit 10.1 included in our Quarterly Report on Form 10-Q filed on May 24, 2010).

10.12	Office Lease dated as of December 01, 2009 by and between 485 Properties, LLC and the Company. *

10.13
Software Purchase Agreement dated October 29, 2009 between MSC, Inc. and Lenox Resources LLC (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on November 3, 2009).

10.14
Share Transfer Agreement dated as of February 25, 2011 MediaNet Group Technologies, Inc., Michael Hansen and DubLi.Com, LLC (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on March 2, 2011).

10.15
Trust Agreement dated as of February 25, 2011 between MediaNet Group Technologies, Inc. and Batista Guerra y Asociados (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on March 2, 2011).

10.16
$5 million Promissory Grid Note between MediaNet Group Technologies, Inc., and Michael Hansen., together with Guaranty and Security Agreement between DubLi Properties, LLC and Michael Hansen all dated March 25, 2011 (incorporated by reference to Exhibit 10.15 included in our Annual Report on Form 10-K filed on March 30, 2011).

10.17	Letter of Intent between MediaNet Group Technologies, Inc. and Dubli Network LLC dated July 7, 2009. *

10.18	Intercompany Loan Agreement dated January 1, 2010 between MediaNet Group Technologies, Inc. and DubLi Network Limited. *

10.19	Promissory Note dated August 23, 2010 in the amount of $399,356.00 between Michael Hansen and MediaNet Group Technologies, Inc. *

10.20	Agreement of Purchase and Sale dated November 27, 2009 between Crown Acquisitions Worldwide LTD and DubLi Properties LLC. *

10.21	Letter Agreement dated December 2, 2009 between Michael Hansen and Crown Acquisitions Worldwide LTD. *

10.22	Promissory Note date July 1, 2009 in the amount of $80,000.00 between MediaNet Group Technologies, Inc. and Martin A. Berns. *

10.23	Promissory Note dated July 1, 2009 in the amount of $25,000.00 between MediaNet Group Technologies, Inc. and Eugene H. Berns. *

10.24	Voting Agreement dated as of March 3, 2009 between Michael Hansen and Michel Saouma. *

14	Code of Business Conduct and Ethics dated January 2, 2004 (incorporated by reference to Exhibit 14 included in our Annual Report on Form 10-KSB filed on March 29, 2004).

21.1	Subsidiaries. *

23.1	Consent of Independent Registered Public Accounting Firm. *

23.2	Consent of Independent Registered Public Accounting Firm. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2
Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
†	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 30, 2012

MEDIANET GROUP TECHNOLOGIES, INC.

By:	/s/ MICHAEL HANSEN

Michael Hansen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL HANSEN	President, Chief Executive Officer and Director (Principal Executive Officer)	January 30, 2012
Michael Hansen

/s/ MARK MROCZKOWSKI	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 30, 2012
Mark Mroczkowski

/s/ NIELS BURTENSHAW THUESEN	Chairman of the Board of Directors	January 30, 2012
Niels Burtenshaw Thuesen

/s/ BLAS GARCIA MOROS	Director	January 30, 2012
Blas Garcia Moros

/s/ LESTER ROSENKRANTZ	Director	January 30, 2012
Lester Rosenkrantz

MediaNet Group Technologies, Inc.

Index to Financial Statements

Page
Reports of Independent Registered Accounting Firms	F-1 and F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders’ Equity (Deficit)	F-5
Consolidated Statements of Cash Flows	F-6 and F-7
Notes to Consolidated Financial Statements	F-8 to F-32

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
MediaNet Group Technologies, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of MediaNet Group Technologies, Inc. as of September 30, 2011 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended September 30, 2011. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of MediaNet Group Technologies as of September 30, 2011 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CHERRY, BEKAERT & HOLLAND, L.L.P.

Coral Gables, Florida
January 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of MediaNet Group Technologies, Inc.

We have audited the accompanying consolidated balance sheets of MediaNet Group Technologies, Inc. as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two year periods ended September 30, 2010. MediaNet Group Technologies, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/Lake & Associates, CPA’s LLC
Lake & Associates, CPA’s LLC
Schaumburg, IL
March 25, 2011, except for Note 15, as to which the date is January 12, 2012

1905 Wright Boulevard
Schaumburg, IL 60193
Phone: 847-524-0800
 Fax: 847-524-1655

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30
	2011	2010
Assets:		Restated
Current Assets:
Cash and cash equivalents	$1,503,234	$487,171
Restricted cash	448,161	351,111
Accounts receivable	253,095	58,442
Inventories	168,846	386,185
Prepaid customer acquisition costs	6,958,894	9,768,194
Prepaid expenses	2,060,468	110,633
Total Current Assets	11,392,698	11,161,736

Property and Equipment, net	207,419	1,721,182

Other Assets:
Restricted cash, net	1,864,293	2,037,495
Real estate contract, net	3,203,847	2,519,138
Option agreement	-	250,000
Other	74,651	82,796
Total Other Assets	5,142,791	4,889,429
Total Assets	$16,742,908	$17,772,347

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$1,650,540	$681,310
Accrued and other liabilities	229,118	168,359
Loyalty points payable	318,653	413,755
Commissions payable	1,128,355	1,368,282
Deferred revenue	13,830,389	20,436,112
Note payable - related party	-	840,884
Total Current Liabilities	17,157,055	23,908,702

Long Term Liabilities:
Note payable	-	30,901
Total Liabilities	17,157,055	23,939,603

Stockholders' Equity (Deficit):
Preferred stock- $0.01 par value, 25 million shares authorized, -0- and -0- outstanding, respectively	-	-
Common stock -$.001 par value, 500 million shares authorized 359,802,057 and 244,200,626 issued and outstanding, respectively	359,802	244,201
Additional paid-in capital	11,953,103	2,559,483
Accumulated other comprehensive income (loss)	(85,923)	(486,845)
Accumulated deficit	(12,641,129)	(8,484,095)
Total Stockholders' Equity (Deficit)	(414,147)	(6,167,256)
Total Liabilities and Stockholders' Equity (Deficit)	$16,742,908	$17,772,347

See the accompanying notes to the consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended September 30,
	2011	2010
		Restated

Revenues	$23,799,707	$9,866,245
Direct cost of revenues	15,803,355	5,307,107
Gross profit	7,996,352	4,559,138

Selling, general and administrative	11,412,662	9,653,214
Write-off of obsolete software	721,656	-
Loss from operations	(4,137,966)	(5,094,076)
Interest expense	19,068	12,654

Loss from operations before income taxes	(4,157,034)	(5,106,730)

Income taxes	-	-

Net loss	(4,157,034)	(5,106,730)

Foreign currency translation adjustment	400,922	(390,831)

Comprehensive loss	$(3,756,112)	$(5,497,561)

Net loss per common share
Basic	$(0.01)	$(0.18)
Diluted	$(0.01)	$(0.18)

Weighted average shares outstanding:
Basic	291,220,047	28,822,142
Diluted	295,147,627	272,326,574

See the accompanying notes to the consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Shareholders' Equity (Deficit)
Years Ended September 30, 2011 and 2010

						Accumulated		Total
	Series A Preferred Stock		Common Stock		Additional	Other		Stockholders’
	Shares	Par	Shares	Par	Paid-In	Comprehensive	Accumulated	Equity
	Outstanding	Value	Outstanding	Value	Capital	Income (Loss)	Deficit	(Deficit)
Balance September 30, 2009 – As last reported	-	$-	27,303,552	$27,304	$(768,528)	$(96,014)	$(2,049,224)	$(2,886,462)
Prior period adjustment							(1,328,142)	(1,328,142)
Balance September 30, 2009 - Restated	-	$-	27,303,552	$27,304	$(768,528)	$(96,014)	(3,377,366)	(4,214,604)
Series A Preferred shares issued in reverse merger	5,000,000	50,000			(50,000)			-
Warrants exercised			818,028	818	132,307			133,125
Common shares issued to correct an error			500,100	500	(500)			-
Software contributed by major shareholder					1,337,673			1,337,673
Real estate contract contributed by major shareholder					1,440,708			1,440,708
Preferred shares returned pursuant to stock transfer agreement	(1,141,933)	(11,419)			11,419			-
Preferred shares converted into common shares	(3,858,067)	(38,581)	214,178,946	214,179	(175,598)			-
Common shares issued as compensation			1,400,000	1,400	412,201			413,601
Stock-based compensation					219,802			219,802
Foreign currency translation adjustment - Restated						(390,831)		(390,831)
Net loss - Restated							(5,106,730)	(5,106,730)
Balance September 30, 2010 - Restated	-	-	244,200,626	244,201	2,559,483	(486,845)	(8,484,095)	(6,167,256)
Common shares issued as compensation			5,000,000	5,000	919,402			924,402
Stock-based compensation					1,258,574			1,258,574
Common shares issued for services			8,865,346	8,865	2,489,422			2,498,287
Two step transfer to trust			63,393,933	63,394	(63,394)			-
Options exercised			3,000,000	3,000				3,000
Private placement			35,342,152	35,342	4,789,616			4,824,958
Foreign currency translation adjustment						400,922		400,922
Net loss							(4,157,034)	(4,157,034)
Balance September 30, 2011	-	$-	359,802,057	$359,802	$11,953,103	$(85,923)	$(12,641,129)	$(414,147)

See the accompanying notes to the consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2011	2010
		Restated
Cash flows from operating activities
Net loss	$(4,157,034)	$(5,106,730)
Reconcile net loss to net cash from operating activities:
Depreciation and amortization	868,045	718,713
Real estate impairment	367,292	-
Option Agreement written off	250,000	-
Restricted cash impairment	179,393	-
Write-off obsolete software	721,656	549
Stock based compensation	2,619,811	633,401
Promotional DubLi Credits	128,010	80,155
Restatement adjustment	-	958,571
Changes in operating assets and liabilities:
Restricted cash	(95,650)	(776,090)
Accounts receivable	(201,023)	332,035
Inventory	219,353	9,072
Prepaid expenses	76,135	4,883
Prepaid customer acquisition costs	2,869,126	(4,965,297)
Accounts payable	422,657	593,650
Accrued and other liabilities	388,361	407,684
Loyalty points payable	(95,103)	(391,326)
Commission payable	(372,398)	(1,447,992)
Customer deposits	-	(16,975)
Deferred revenue	(6,749,472)	10,771,195
Net cash (used in) provided by operations	(2,560,841)	1,805,498

Investing activities:
Purchases of equipment and software	(146,563)	(1,042,207)
Sale of equipment and software	71,668	-
Payments on real estate contract	(480,863)	(1,078,430)
Option Agreement	-	(250,000)
Other assets	(2,447)	(52,845)
Restricted cash	187,954	(2,214,467)
Net cash used in investing activities	(370,251)	(4,637,949)

Financing activities
Proceeds from note payable - related party	1,026,014	944,987
Repayments of note payable - related party	(1,887,335)	(98,445)
Proceeds from note payable	-	41,277
Repayments of note payable	(38,327)	(2,949)
Proceeds from stock subscriptions	4,824,958	-
Proceeds from common shares & warrants	-	133,125
Net cash provided by financing activities	3,925,310	1,017,995
Effect of exchange rate changes on cash	21,845	(232,022)
Net increase (decrease) in cash and equivalents	1,016,063	(2,046,478)
Cash at beginning of period	487,171	2,533,649
Cash at end of period	$1,503,234	$487,171

See the accompanying notes to the consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows - continued
For the years ended September 30,

	2011	2010
		Restated
Supplemental cash flow information:
Cash paid for interest	$19,068	$12,654
Cash paid for income taxes	-	-
Non-cash transactions
Shareholder contribution for software	-	1,337,673
Shareholder contribution for real estate contract	-	1,440,708
Foreign currency translation adjustment	400,922	(390,831)
Cashless warrant	-	482
Two-step common share transfer	63,394	-
Accrued real estate improvement	562,500	-
Stock issued for future consulting services	1,936,305	-

See the accompanying notes to the consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Year Ended September 30, 2011 and 2010

Note 1 - Description of Business

MediaNet Group Technologies, Inc. (“MediaNet Group,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global marketing company that sells merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  As of September 30, 2011, our online auctions were conducted in Europe, North America, Australia and New Zealand and a global auction portal serving the balance of the world.  We have a large network of independent Business Associates that sell the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  These auctions are designed to offer consumers substantial savings on these goods.  The Company, through its BSP Rewards, Inc. subsidiary, also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

The Company is organized in Nevada and has its principal executive offices in Boca Raton, Florida.  The Company’s wholly owned subsidiaries are domiciled in Delaware, Florida and Nevada in the United States and in the British Virgin Islands, Cyprus and Berlin, Germany.

As of September 30, 2011, our President and Chief Executive Officer, through his control of the Zen Trust, has the indirect power to cast approximately 88% of the combined votes that can be cast by the holders of the Common Stock. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors and all other corporate actions.

Note 2 - Summary of Significant Accounting Policies

Accounting Principles

The accompanying consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Basis of Presentation

The consolidated financial statements include the accounts of MediaNet Group Technologies, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Recent Authoritative Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended guidance related to the testing of goodwill for impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The adoption of this guidance will not impact the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB amended requirements for the presentation of other comprehensive income (“OCI”), requiring presentation of comprehensive income in a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013, with early adoption permitted. The adoption of this guidance will not impact the Company’s financial position, results of operations, or cash flows and will only impact the presentation of OCI on the financial statements. On December 23, 2011, the FASB completed this project with the issuance of Accounting Standards Update, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This project was the first of two phases regarding presentation requirements for items reclassified out of accumulated other comprehensive income. The FASB will reconsider those presentation requirements currently deferred by Update No. 2011-12 in phase two of this project, “Presentation of Reclassifications from Accumulated Other Comprehensive Income.”

In May 2011, the FASB amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment is effective for the Company at the beginning of fiscal 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect the Company’s consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805)—Business Combinations (“ASU 2010-29”), to improve consistency in how the pro forma disclosures are calculated. Additionally, ASU 2010-29 enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. ASU 2010-29 is effective for us in fiscal 2013 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. Early adoption is permitted. We will adopt ASU 2010-29 in fiscal 2013.

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

 Management’s Use of Estimates and Assumptions

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities, deferred income, accruals for incentive awards and unearned auction Credits at the date of the consolidated financial statements, and the reported amounts of revenue and expense during the reporting periods. Examples, though not all-inclusive, include estimates and assumptions of: loss contingencies; depreciation or amortization of the economic useful life of an asset; stock-based compensation forfeiture rates; estimating the fair value and impairment of assets; potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; estimates of incentive awards and unearned auction Credits and determining when investment impairments are other-than temporary. The Company bases its estimates on historical experience and on various assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions and conditions.

Management regularly reviews estimates. Revisions to the estimates are reflected in results of operations as a change in accounting estimate in the period in which the facts that give rise to the revision become known by management.

On December 2, 2011, management concluded that a misstatement occurred as a result of an error in accounting for breakage revenue from unused DubLi Credits. Management concluded that the Company’s method did not properly recognize breakage revenue. The Company has revised its breakage policy to include only DubLi Credits remaining in closed Business Associate accounts and is developing system changes that will automatically determine expiration as more fully described in Note 15.

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

As discussed below in “revenue recognition,” the Company’s revenue is concentrated 39% in goods, services and electronic gift cards sold at auction; 58% in sales of DubLi Credits; 2% in subscription fees; and, 1% in BSP Rewards Mall commissions.

Geographically, the Company revenues are concentrated in the following markets: 57% European Union; 6% North America; 12% Australia & New Zealand; and, 25% worldwide.

Fair Value of Financial Instruments

The Company has adopted and follows ASC 820-10, Fair Value Measurements and Disclosures for measurement and disclosures about the fair value of its financial instruments. ASC 820-10 establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820-10 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by ASC 820-10 are:

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

As defined by ASC 820-10, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, inventories, prepaid expenses and other current assets,  and other assets, accounts payable, accrued and other liabilities, commissions payable and loyalty points payable, approximate their fair values because of the short maturity of these instruments. The Company’s notes payable to shareholders approximates the fair value of such instrument based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis and, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2011, nor any gains or losses reported in the consolidated statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

Accounts receivable

Accounts receivable are reported at the customers' outstanding balances less any allowance for doubtful accounts.  Interest is not accrued on overdue accounts receivable.  We evaluate receivables outstanding greater than ninety days on a regular basis for potential reserve. Management has determined that an allowance for doubtful accounts is not necessary at September 30, 2011 and 2010.

Inventory

The inventory represents finished goods merchandise purchased at cost and available for sale on either the Xpress Bid or Unique Bid auctions. Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out basis. Shipping and handling costs are included in purchases for all periods presented.

Property and Equipment

Property and equipment are recorded at cost. The cost of maintenance and repairs of equipment is charged to operating expense when incurred. Depreciation and amortization is determined based upon the assets’ estimated three to seven year useful lives, and is calculated on a straight-line basis beginning when the asset is placed into service. When the Company sells, disposes or retires equipment, the related gains or losses are included in operating results.

Impairment of Long-Lived Assets

In accordance with Accounting Standards Codification (“ASC”) 360-10-35, Property, Plant and Equipment – Subsequent Measurement, the Company reviews the carrying value of its long-lived assets, which includes property and equipment, restricted cash and the real estate contract annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models.  Management conducted an evaluation of long-lived assets and determined that the Real Estate Contract was impaired by $358,653 in 2011 as further described in Note 7 and that restricted cash was impaired by $300,000 and $125,000 in 2011 and 2010, respectively as further described in Note 3.  Accordingly, we recognized impairment expense of $533,653 and $125,000 which is included in Selling, General and Administrative Expenses for the years ended September 30, 2011 and 2010, respectively.

Revenue Recognition

Product Sales and Services - The Company recognizes revenue in accordance with ASC subtopic 605-10, Revenue Recognition (“ASC 605-10”).  ASC 605-10 requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue that is subject to refund, and, for which the product has not been delivered or the service has not been rendered net of an estimated allowance for breakage. The Company revenue recognition policies for each of its products and services are as follows:

•	Goods and services sold at auction – Revenue is recognized after receipt of payment and product shipment net of credit card charge-backs and refunds.

•
“DubLi Credits” – Consumers bid on the Company’s online auctions by purchasing “DubLi Credits” either directly on DubLi.com or from DubLi’s independent Business Associates who are members of the DubLi Marketing Network. All proceeds from the sales of “DubLi Credits” are recorded as deferred revenue until used by the consumer in the bidding process and the related revenue is earned.   Purchases of DubLi Credits are non-refundable after three days.  Unused Credits remaining in closed and inactive Business Associate accounts are recorded as revenue as if earned 30 days after the account is closed.  Management makes this adjustment to reduce the deferred revenue liability and to increase revenue recognized based upon the remote possibility of future redemption. Unused Credits on DubLi.com user accounts are not expired or broken and remain in deferred revenue until used.

•
Subscription Fees – “DubLi Business Associates” pay a $175 annual subscription fee for the marketing and training services provided by DubLi Network and DubLi.com subscribers pay monthly fees for several service packages. All proceeds from the sales of subscription fees are recorded as deferred revenue and recorded as revenue ratably over the service period plus any promotional extensions.

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

Direct Cost of Revenues

Included in direct cost of revenues are the costs of goods sold and commissions and incentive bonuses earned by Business Associates on the sales of DubLi Credits and other incremental direct costs. Commissions are based upon each Business Associate’s volume of Credit sales and that of other Business Associates who are sponsored by the subject Business Associate. Commissions are paid to Business Associates at the time of the sale of the Credits and are recognized as a deferred expense (prepaid customer acquisition costs) until the Credits are used and then are charged to direct cost of revenue. Incentive bonuses are paid either monthly or quarterly and the related expense is recorded when the Business Associate meets the stated sales goal for each particular promotional event.

Advertising and Marketing Expenses

Included in Selling, General and Administrative Expenses are advertising and marketing costs of $349,940 and $896,674 that were expensed as incurred in 2011 and 2010, respectively and include the costs associated with internally developed websites and other marketing programs and materials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with distribution activities, information technology, asset impairment and other administrative costs, including finance, legal and human resource functions. Research and development is performed by in-house staff and outside consultants and those costs are expensed as incurred. In addition, the Company capitalizes certain incremental direct expenses incurred to obtain new Business Associates such as credit card processing fees and certain marketing costs associated only with DubLi Network and it records them as direct cost of revenues when the Credits are used or broken.

Comprehensive Income

Comprehensive income consists of net earnings, unrealized gains or losses on investments, foreign currency translation adjustments and the effective portion of the unrealized gains or losses on derivatives. Comprehensive income (loss) is presented in the consolidated statements of shareholders’ equity (deficit).

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

Computation of Income and Loss per Share

The Company computes income and loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential Common Stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive shares of Common Stock are considered anti-dilutive and thus are excluded from the calculation. As of September 30, 2011, the Company had one class of potentially dilutive instruments of Common Stock as a result of options granted.

Dividends

The Company’s policy is to retain earnings to provide funds for the operation and expansion of our business and not to pay dividends.

Share-Based Payments

The Company follows the guidance of the accounting provisions of ASC Topic 718—Share-Based Compensation, which requires the use of the fair value, based method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of the stock option grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatilities are based on weighted averages of the limited historical volatility of the Company’s common stock and selected peer group comparable volatilities and other factors estimated over the expected term of the options. The expected term of stock options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

In applying the Black-Scholes options-pricing model, assumptions are as follows at September 30:

	2011	2010
Dividend yield	$0	$0
Expected volatility	97.1% to 138.38%	89.91%
Risk free interest rate	1.13% to 2.54%	1.27%
Expected life	3.4 to 6.8 years	5.5 Years

Restatement of Previously Filed Interim and Annual Financial Statements

On December 2, 2011, during the Company’s year-end close procedures conducted during the audit of its September 30, 2011 consolidated financial statements, management concluded that a misstatement occurred as a result of an error in accounting for breakage revenue from unused DubLi Credits. Management concluded that its accounting method did not properly recognize breakage revenue. The Company has revised its breakage policy to include only DubLi Credits remaining in closed Business Associate accounts and is developing system changes that will automatically determine expiration.

The audit committee of the Company’s board of directors reached the conclusion that, as a result of such adjustments, the Company’s previously issued consolidated financial statements for the year ended September 30, 2010 and 2009 required restatement as more fully described in Note 15.

Segment Policy

Management does not believe that the Company has any material reporting segments. Managements’ evaluation procedures are performed on the Company as a whole and in each of four major geographic regions as described in Note 17.

Note 3 – Restricted Cash

The Company has agreements with service providers that process the Master Card and Visa credit card transactions which arise from the purchase of the Company's products and DubLi Credits. Credit card processors have financial risk of “chargebacks” associated with the credit card transactions because the processor generally forwards the cash generated by the purchase to the Company soon after the purchase is completed, and before the expiration of the time period in which the cardholder may object to the transaction and request a refund.  The Company’s agreements with its credit card processors allow the processors each to create and maintain a reserve account that is funded by retaining cash generated from the credit card transactions that it otherwise would deliver to the Company (i.e., "Reserve Funds").  The Company treats the Reserve Funds as "restricted cash" in its consolidated financial statements. The reserve requirements set forth in the processing agreements have ranged from a low of 5% to a high of 50% of the Company’s gross daily credit card transactions to be held in reserve for a rolling term of six months from the date of the transaction. The Company has Reserve Funds on deposit with two processors, one in Europe and one in the United States. With its European processor, the Company had on deposit Reserve Funds of $448,161 and $351,111 as of September 30, 2011 and 2010, respectively.  With its former U.S. processor, as of September 30, 2011, the Company had Reserve Funds on deposit of $2,164,293 with a $300,000 allowance for impairment loss for a net value of $1,864,293.

The Company is in litigation with its former U.S. processor relating to the Company’s Reserve Funds being withheld by such processor and First Data. For additional information about this case and other litigation involving the Company, see Note 9.

As a result of the dispute with NMC, the Company only has one credit card processor, which is located in Europe.  Upon the Company’s merchant account being terminated by NMC, the Company immediately replaced NMC with its European credit card processor and continued its U.S. operations without interruption.

Note 4 – Foreign Currency

Three of the Company’s foreign subsidiaries designate the Euro as their functional currency. The total amount of cash held by foreign subsidiaries, translated into US Dollars at September 30 is as follows:

	2011			2010
	Unrestricted	Restricted Current	Restricted Long-Term, net	Unrestricted	Restricted Current	Restricted Long-Term, net
Euro	$868,294	$305,200	$-	$211,034	$193,641	$-
Australian Dollar	56,072	38,538	-	72,386	92,596	-
U.S. Dollar	520,932	104,423	1,864,293	54,022	64,874	2,037,495
Held in foreign subsidiaries	1,445,298	448,161	1,864,293	337,442	351,111	2,037,495
Held by the US Company	57,936	-	-	149,729	-	-
Total	$1,503,234	$448,161	$1,864,293	$487,171	$351,111	$2,037,495

Note 5 – Deferred Revenue and Expense

The Company defers revenue from; (1) the unearned portion of the annual subscription fees paid by Business Associates who join the DubLi Network and, (2) the value of the “DubLi Credits” sold to customers and Business Associates but not yet used to bid at auction, net of breakage.  The Company also defers direct and incremental direct costs related to the sale of “DubLi Credits” under the caption “Prepaid customer acquisition costs.”  The following summarizes the components of deferred expense and revenue at September 30:

	2011	2010
		Restated
Prepaid customer acquisition costs	$6,958,894	$9,768,194

Unused DubLi Credits	$13,155,511	$19,335,596
Subscription fees	565,551	1,100,516
Other	109,327	-
	$13,830,389	$20,436,112

Note 6 – Property and Equipment

The Company has only one class of assets: office equipment and software.  The asset class is comprised solely of computers, software and immaterial amounts of office furniture summarized at September 30 as follows:

	2011	2010
Cost	$323,917	$2,487,405
Accumulated Depreciation	(116,498)	(766,223)
Total	$207,419	$1,721,182

Depreciation expense was $868,045 and $718,713 for the year ended September 30, 2011 and 2010, respectively.  Included in operating expense is a one-time charge of $721,656 to write-off obsolete software no longer in use by the Company that had an original cost of $1,737,673 and was previously being amortized over its estimated three year useful life.

Note 7 – Real Estate Contract

DubLi Properties, LLC was contributed to the Company by its Chief Executive Officer, Michael Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights to the Company, pursuant to agreement between Mr. Hansen and MediaNet Group Technologies, Inc.

The Cayman Property Rights, which have a net book value of $3,203,847 as of September 30, 2011, were originally acquired in December 2009 by Michael Hansen who contributed the contract to DubLi Properties, LLC before he contributed DubLi Properties, LLC to MediaNet. Michael Hansen acquired the land contract from Crown Acquisitions Worldwide, Ltd. (“Crown”), an unrelated third party, in exchange for 34 parcels of real property owned by him personally that were valued at $2,132,375, plus $43,381 of cash and an agreement by DubLi Properties LLC to make an additional $824,244 of payments for a total contract price of $3,000,000.

MediaNet lent $778,430 to DubLi Properties prior to its ownership by MediaNet and thus the value of the contribution on May 24, 2010 was reduced by that loan amount.  Following the contribution, MediaNet made the remaining payments and satisfied the land contact except for an obligation to fill the land.  The estimated cost to fill the land is $562,500 and such fill must be completed before May 10, 2012 whereupon the Company will have completed all obligations under the contract and will receive title to the land.  If the fill is not complete by May 10, 2012, the Company will forfeit 80% of the $3 million paid, however, the Company has subsequently fulfilled all such obligations in January 2012.  Based upon a November 2010 valuation report by an independent appraiser, we have provided for a $358,653 valuation allowance. The contract transactions are summarized as follows:

Land acquisition by Dubli Properties prior to contribution to MediaNet
Land swap	$2,132,375
Cash paid by DubLi Properties	86,763
Less debt to MediaNet	(778,430)
Value of contribution to MediaNet on May 24, 2010	1,440,708
Cash paid by MediaNet during 2010	1,078,430
Balance September 30, 2010	2,519,138
Cash paid by MediaNet during 2011	480,862
Total contract cost	3,000,000
Accrue estimated obligation to fill land	562,500
Less: valuation allowance from appraisal	(358,653)
Balance September 30, 2011	$3,203,847

The contract between DubLi Properties LLC and Crown is an agreement for deed, and title is transferable after remittance of the final payment by the Company and the completion of the land fill obligation.

The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward the highest performing DubLi’s Business Associates upon completion of certain performance objectives which the Company has not yet defined.  The Company plans to create the bonus award program after it receives title to the land and defines the bonus objectives sometime during 2012 after which time we will publish and announce the program to the entire Business Associate Network.  Such bonus awards when earned by Business Associates will be expensed as commissions when earned and then deeded to the Business Associate with free and clear title.

Note 8 – Note Payable

In April 2010, the Company purchased and financed an automobile for $41,277 with a 6.5 % note payable for sixty monthly payments of principle and interest of $807.  The loan was paid in full in the fourth quarter of 2011.

Note 9 – Commitments and Contingencies

Litigation

Prior to November 2009, the Company relied upon one service provider which was located in Europe to process all of the credit card transactions arising from purchases of the Company’s products and DubLi Credits.  On November 23, 2009, the Company entered into a processing agreement with NMC, a provider located in the United States, to process U.S. currency credit card transactions. NMC terminated the Agreement on October 27, 2010, alleging that the Company breached the Agreement. NMC has refused the Company's demands to release the $2,164,293 of Reserve Funds owned by the Company, which are being held in a reserve account controlled by First Data, and NMC has filed suit against the Company seeking payment of a “termination fee” of $706,277, which action is currently pending in the California Federal Court.

On December 13, 2011, the Company filed a motion seeking an expedited trial by early February 2012 of its counterclaims relating to the Reserve Funds, or alternatively of its equitable claims for declaratory judgment and injunction seeking the release of the Reserve Funds, which motion is pending. On January 4, 2012, the Court issued an Order for an expedited trial on February 14, 2012 on the issue of the Company’s right to the immediate return of the Reserve Funds.

For additional information about this case and other litigation involving the Company, see Part I, Item 3 of this Form 10-K.

Employment agreements:

The Company has employment agreements with certain employees, which extend for 24 to 48 months, and are renewable for successive (1) year terms. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements as of September 30, 2011 are as follows:

2012	$865,900
2013	180,000
2014	180,000
2015	135,000
$1,360,900

Leases

The Company has a non-cancellable operating lease for office space in Boca Raton, Florida that expires in 2020, respectively. The lease agreement is for 10,476 square feet of office space and the Company is obligated to pay common area maintenance and sales tax.   Total rental expense for the years ended September 30, 2011 and 2010 was $279,494 each year.

Future minimum rental commitments for the non-cancellable operating leases at September 30, 2011 are as follows:

2012	$275,135
2013	283,411
2014	291,931
2015	224,413
2016	309,391
Thereafter	1,099,876
Total	$2,484,157

Note 10 – Income Taxes

The provision (benefit) for income taxes from continuing operations consisted of the following:

	2011	2010
Earnings from continuing operations before income taxes
United States	$(918,794)	$(2,699,573)
Foreign	(3,238,241)	(2,407,156)
Total	$(4,157,034)	$(5,106,730)

Current tax expense (benefit):
Federal	$-	$-
State	-	-
	-	-
Deferred tax expense (benefit):
Federal	-	-
Total	$-	$-

The tax effect of significant items comprising our net deferred tax assets as of September 30, 2011 and 2010 are as follows:

	2011	2010

Deferred tax assets:
Stock Options	$229,300	$248,009
Federal and state net operating loss carryforwards	934,400	1,995,278
Foreign net operating loss carryforwards	94,721	371,326
Other	61,822	55,346
Gross deferred tax assets	1,320,243	2,669,959
Less: valuation allowance	(1,307,261)	(2,546,601)
Net deferred tax assets	12,982	123,358
Deferred tax liabilities	(12,982)	(123,358)
Net deferred taxes	$-	$-

At September 30, 2011, the Company had $4,722,095 of net operating loss carry forwards for US federal income tax purposes that expire beginning in 2019.  Due to Internal Revenue Code Section 382 limitations related to the change in ownership of the Company, the utilization of pre-acquisition net operating losses is limited on an annual basis.  The Company had approximately $947,208 of foreign net operating loss carry forwards at September 30, 2011.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the period in which these temporary differences become deductible.  Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment.  As of September 30, 2011 and 2010, valuation allowances of $1,307,261 and $2,546,601 have been recorded, respectively.

A reconciliation of US statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective tax rate for the years ended September 30 is as follows:

	2011	2010
Earnings from continuing operations before income taxes
United States	$(918,794)	$(2,699,573)
Foreign	(3,238,241)	(2,407,156)
Total	$(4,157,034)	$(5,106,730)

Statutory rate	35%	35%
Permanent difference	9%	7%
Effect of foreign earnings	-14%	-72%
Valuation allowance	-30%	27%
Other	0%	3%
	0%	0%

The Company operates as a US corporation with foreign subsidiaries.  As a result, the Company's expected statutory rate is 35 percent and would apply to its foreign earnings if such amounts were earned in the US.  The Company's foreign earnings were derived principally in Cyprus, which has a tax rate of 10 percent, and in the British Virgin Islands, which does not assess a corporate income tax on earnings.  As a result, the Company's effective rate was reduced significantly by the effect of the Company's foreign earnings.

Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a more likely than not threshold.  In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions.  The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management's evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a  taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company's financial statements.  Management believes that the Company has not taken any material tax positions that would be deemed to be uncertain, therefore the Company has not established a liability for uncertain tax positions for the years ended September 30, 2011 and 2010.

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

In January 2010, DubLi Network Limited was asked to lend $150,000 to the Company to, among other things, satisfy the Company’s $135,978 of indebtedness to Mr. Martin Berns and $30,000 to Mr. Eugene Berns (as described in more detail below).  Although DubLi Network Limited maintained that it had no legal obligation to extend such a loan pursuant to the Merger Agreement, on January 5, 2010 DubLi Network Limited lent an additional $100,000 to the Company and on January 11, 2010, the Company’s debts to Messrs. Martin and Eugene Berns were satisfied in full.  The loan was assumed by the Company in the merger and has been eliminated in the consolidation of the consolidated financial statements along with all other intercompany debt.

Transactions with Directors and Officers

Michael Hansen - As a Company founder, Mr. Hansen has been involved in the Company’s operations since its inception and accordingly, he was Business Associate No. 1 in the DubLi network organization. Mr. Hansen had numerous Business Associates whose income from earned commissions was shared with him, as more fully described in Item 1, Business. In this connection, Mr. Hansen earned commissions of $75,534 and $258,739 during 2011 and 2010, respectively, of which Mr. Hansen actually was paid commissions of $0 and $129,000 during 2011 and 2010, respectively.  Mr. Hansen was owed no commissions as of September 30, 2011 and 2010 after he waived his right to the earned but unpaid commissions and forgave the debt of $66,765 and $356,643 to the Company owed to him at the end of 2011 and 2010, respectively. The debt forgiveness was recorded as reduction of Commissions expense included in direct cost of sales in both 2011 and 2010.  As Founder, Mr. Hansen was exempt from the requirement that Business Associates must purchase credits from the Company for resale in order to earn the maximum commissions. On January 16, 2011, Mr. Hansen sold his BA account to an unrelated third party.

During the nine month period ended September 30, 2009, Michael Hansen, the President and Chief Executive Officer of the Company, loaned $99,855 to a subsidiary of CG subsequently acquired in the Merger.  The loan was interest free and the Company repaid the loan in full on January 11, 2010.

During the nine months ended June 30, 2010, Michael Hansen advanced the Company $399,356 for working capital purposes.  The loan is evidenced by an unsecured note dated August 22, 2010, payable by the Company to Mr. Hansen in the amount referenced above.  The note together with additional advances made after August 21, 2010 was interest free and payable upon demand of Michael Hansen. During the fourth quarter of 2009, Mr. Hansen advanced an additional $441,528 to the Company without interest or repayment terms, which advance increased the total debt owed to Mr. Hansen to $840,884 at September 30, 2010. Subsequent to September 30, 2010, advances and repayments by the Company netted to a $26,943 reduction of the total debt leaving a balance of $813,941 as of March 23, 2011 the date upon which the Company and Mr. Hansen entered into $5 million Promissory Grid Note (“Grid Note”). The amount of the Grid Note equals an existing outstanding balance of $813,941 owed to Mr. Hansen plus any new borrowings under the Grid Note up to an aggregate of $5 million at any given time.  The Grid Note was issued in replacement of the Promissory Note dated August 23, 2010 in the principal amount of $399,356.  The Grid Note has a term of one year; bears interest at 6% per annum accruing from the date of the Grid Note and is guaranteed by DubLi Properties, LLC and secured by a pledge of its assets.  On September 30, 2011, the Grid Note was paid in full, cancelled and returned to Mr. Hansen.

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights to the Company, pursuant to agreement between Mr. Hansen and MediaNet Group Technologies, Inc. as more fully described in Note 7.

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

Brent Gephart – Mr. Gephart, who served as director from January through October, 2009 was also a principal in a firm that provided credit card gateway services to the Company. In this connection $5,416 in processing fees were paid to his company during 2010; no such amounts were incurred in 2009.  Mr. Gephart’s credit card gateway company required the Company to use a particular credit card service company to process it US based transactions.  On October 27, 2010, DUBLICOM Limited and DubLi Network Limited, both of which are wholly owned subsidiaries of the Company, initiated legal action against that credit card service company to seek recovery of the approximately $2,164,000 of reserves (which is approximately 37% of such sales) held at the discretion of the processor plus various other awards, costs and expenses (see Item 3.Legal Proceedings).  In October 2010, the credit card processing services terminated its business relationship with the Company as a result of the dispute.

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

Lester Rosenkrantz –As President of Cameron & Associates, Mr. Rosenkrantz, agreed to terminate the $1,000 monthly fee that the Company paid to his firm for investor relations services upon acceptance of his Board seat in April 2011.

Note 12 – Stock and Equity

Common Stock

The Company had authorized 500 million shares of Common Stock, par value $.001 per share, at September 30, 2011 and September 30, 2010, respectively. Common shares issued and outstanding at September 30, 2011 and 2010 were 359,802,057 and 244,200,626, respectively.

Common Stock Warrants

As of September 30, 2011 and 2010, the Company had outstanding warrants to purchase up to -0- and 801,250 shares of Common Stock. These securities give the holder the right to purchase shares of the Common Stock in accordance with the terms of the instrument. All remaining unexercised warrants expired during 2011.

	2011	2010
Outstanding at beginning of year	801,250	3,098,000
Exercised		(878,250)
Expired	(801,250)	(1,418,500)
Outstanding at end of year	-	801,250

The following table summarizes information with respect to the above referenced warrants outstanding at September 30, 2010 which have expiration dates ranging from October 2010 to February 2011:

			Weighted	Weighted
		Number	Average	Average
	Exercise Price	Outstanding	Exercise Price	Life Years

Warrants	$0.25 - $0.50	2,163,750	$0.31	<1.0

Preferred Stock

The Company had authorized 25,000,000 shares of Preferred Stock, par value $0.01 per share, at September 30, 2011 and September 30, 2010. As of September 30, 2011 and 2010, there were no shares of Preferred Stock outstanding.  On May 24, 2010, 1,141,933 preferred shares were returned to the Company and cancelled.  On September 30, 2010, the remaining 3,858,067 shares of Preferred Stock outstanding, all of which were designated as “Series A Convertible Preferred Stock” (the “Series A Preferred Stock”) and were converted to 214,178,946 common shares.

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

Prior to September 30, 2010, the Company did not have reserved and available out of its authorized but unissued shares of Common Stock, the number of shares of common stock that was sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock. The Company’s shareholders had not previously effectively approved an increase in the Company’s authorized shares of Common Stock to five hundred million (500,000,000) shares.

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

Subsequent to the Merger, on March 30, 2011, Kent Lee Holmstoel resigned from his position Chief Operating Officer (“COO”) and as a member of the Board, which resignation was effective on that date and, On March 31, 2011,  Andreas Kusche resigned his position as a member of the Board.  Mr. Kusche remains in his roles as General Counsel and Secretary of the Corporation.

On April 8, 2011, Niels Burtenshaw Thuesen, Blas Garcia Moros, and Lester Rosenkrantz were appointed to the Company’s Board of Directors.  All three new members have agreed to serve on the Audit and Finance Committee of the Board.

Note 13 – Stock Compensation Plans

2010 Omnibus Equity Compensation Plan

The 2010 Omnibus Equity Compensation Plan (the “Plan”) became effective September 30, 2010.  The 2010 Omnibus Equity Compensation Plan has not yet been ratified by our stockholders.  The Plan is designed for the benefit of the directors, executives, employees and certain consultants and advisors of the Company (i) to attract and retain for the Company personnel of exceptional ability; (ii) to motivate such personnel through added incentives to make a maximum contribution to greater profitability; (iii) to develop and maintain a highly competent management team; and (iv) to be competitive with other companies with respect to executive compensation.    Awards under the Plan may be made to Participants in the form of (i) incentive stock options; (ii) nonqualified stock Options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. A total of 100 million shares of Common Stock have been reserved for issuance under the Plan.

Stock Option Awards and Compensation

The following stock options have been awarded to officers and directors under the Omnibus Plan and are all subject to continued service under employment or contractor agreements:

Grantee	Grant Date	Term in Years	Vest in years	Award	Exercise price	Terms

Mark Mroczkowski	September 30, 2010	10	3	5,000,000	$0.001	1 Million vest at grant, then 500,000 quarterly
Anabella Teverovsky	November 8, 2010	10	3	500,000	$0.001	62,500 vest quarterly beginning December 31, 2010
Niels Thuesen	April 7, 2011	5	2	3,000,000	$0.001	2 million vest at grant then 250,000 quarterly
Employee Incentive Plan	April 1, 2011	10	3	1,161,772	$0.15	387,257 vest annually beginning September 30, 2012
Michael Hansen	May 14, 2011	10	5	25,000,000	$0.15	5 million vest annually beginning December 31, 2011
Alessandro Annoscia	July 1, 2011	10	4	8,000,000	$0.15	500,000 vest quarterly beginning September 30, 2011
Troels Andersen	September 7, 2011	10	4	2,000,000	$0.20	500,000 vest at September 30, 2012, then 125,000 quarterly
				44,661,772

The above stock option awards, provide that in the event that either person (i) is terminated by us without cause, (ii) terminates their employment with us for good reason or (iii) dies or is disabled, any unvested Stock Options then held by such person or their estate will vest immediately.  In the event that either person is terminated by us with “cause” or terminates his employment with us without “good reason,” any unvested Stock Options then held by such will be forfeited.

The following summarizes the stock option activity for the years ended September 30, 2011 and 2010:

	2011		2010
		Weighted		Weighted
		average		average
	Shares	exercise price	Shares	exercise price
Outstanding at beginning of year	5,000,000	$0.001	-	$-
Granted	39,661,772	$0.139	5,000,000	$0.001
Exercised	(3,000,000)	$0.001	-	$-
Forfeited	-	$-	-	$-
Outstanding at end of year	41,661,772	$0.133	5,000,000	$0.001
Options exercisable at end of year	3,000,000	$0.026	1,000,000	$0.001

The following summarizes information about stock options outstanding and exercisable at September 30, 2011:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Exercise price	Outstanding	contract	price	exercisable	price

$ 0.001	5,500,000	1.18	$0.001	2,500,000	$0.001
$ 0.150	34,161,772	3.84	$0.150	500,000	$0.150
$ 0.20	2,000,000	4.00	$0.200	-	$-
	41,661,772		$0.133	3,000,000	$0.026

During the years ended September 30, 2011 and 2010, respectively we recognized $1,258,974 and $219,802 of employee stock option compensation. We recognize compensation expense on a straight-line basis over the requisite service period for each stock option grant.  The unamortized stock option compensation expense at as of September 30, 2011 and 2010 is $6,259,395 and $875,683, respectively.

Restricted Stock Awards

The following stock grants have been awarded to officers and directors under the Omnibus Plan and are all subject to continued service under employment or director agreements:

Grantee	Grant Date	Vesting in years	Award	Terms
Betina Sorensen	September 30, 2010	3	5,000,000	1 Million vest at grant, then 500,000 quarterly
Andreus Kusche	September 30, 2010	3	4,400,000	400,000 vest at grant, then 500,000 quarterly
Blas Moros	April 7, 2011	2	2,000,000	250,000 vest quarterly beginning June 30, 2011
Lester Rosenkrantz	April 7, 2011	2	2,000,000	250,000 vest quarterly beginning June 30, 2011
			13,400,000

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

Restricted stock awards are expensed pro rata over the vesting periods based upon the fair value of the awards at the time of grant.  Stock based compensation from the issuance of common stock and restricted stock awards totaled $924,401 and $413,601 for the years ended September 30, 2011 and 2010 respectively. Restricted stock awards outstanding and not yet vested totaled 7,000,000 and 8,000,000 for 2011 and 2010, respectively. The unamortized stock based expense for restricted stock awards outstanding and not yet vested totaled $1,330,000 and $1,760,000 for 2011 and 2010, respectively.

The fair value of 5,000,000 restricted shares that vested in 2011 was $924,401 and in 2010 the fair value of 1,400,000 restricted shares that vested was $413,601.

The following table shows all restricted stock activity for the years ended September 30, 2011 and 2010:

Restricted shares outstanding, October 1, 2009	-
Granted	9,400,000
Vested	(1,400,000)
Forfeited	-
Restricted shares outstanding, September 30, 2010	8,000,000
Granted	4,000,000
Vested	(5,000,000)
Forfeited	-
Restricted shares outstanding, September 30, 2011	7,000,000

In addition to the foregoing, the Company awarded on an unrestricted basis 8,365,346 fully vested common shares under the Omnibus Plan to five different independent contractors in exchange for services valued at $2,498,287.

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

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights to the Company.  The value of the contract at the date of contribution was $1,440,708 based upon the cost of the payments made up to the date of transfer which approximated the appraised market value.  The contract works in the same manner as a lay-a-way plan whereby installments are made until completion when delivery of the purchase is made.  There is no obligation to make payments but, payments made are forfeited if all remaining payments are not made under the agreement.

The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward DubLi Business Associates upon completion of certain performance objectives. See also Note 7.

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

Accordingly, the Company transferred the Loyalty Shares to a trust (the “Trust”) on or about March 28, 2011, (the “Initial Transfer Date”) and, on March 28, 2012 (the “Final Transfer Date”), have the Trust transfer the Loyalty Shares to the Beneficiaries (the “Two Step Transfer”).

The Company believes the Two Step Transfer process is preferable to conducting some form of registered offerings in the United States and numerous other countries due to, among other things, the projected expense and time required to complete registered offerings in numerous jurisdictions.

Establishment of the Trust and Issuance of the Loyalty Shares

The Two Step Transfer process is governed by the share transfer agreement, dated February 25, 2011 (“Share Transfer Agreement”), a copy of which is filed as Exhibit 10.13 hereto.  The Trust was established on March 28, 2011, and is administered by Batista Guerra y Asociados, an independent Panamanian law firm (the “Trustee”), pursuant to the terms and conditions set forth in the trust agreement which was signed on February 25, 2011 (the “Trust Agreement”), a draft of which is filed as Exhibit 10.14 hereto.  The following summary of the Share Transfer Agreement and the Trust Agreement is qualified in its entirety by the actual forms of agreement filed as exhibits hereto and which are hereby incorporated by reference herein.

The Company is not required to issue the Loyalty Shares to the Trust until prior satisfaction of the following, among other things: (1) the terms of the Share Transfer Agreement have been publicly disclosed by the Company at least 20 days prior to the issuance of the Loyalty Shares to the Trust; (2) on or prior to the Initial Transfer Date, the Company shall not have received any comments from the SEC or any other comparable foreign or US State regulator with respect to the transactions contemplated by the Share Transfer Agreement (other than comments that are resolved to the satisfaction of the Company, in its sole and absolute discretion); and (3) on or prior to the Initial Transfer Date, the Company shall not have received notice of any demand, claim or a threatened claim with respect to the transactions contemplated by the Share Transfer Agreement (other than comments, demands, claims or threatened claims that are resolved to the satisfaction of the Company, in its sole and absolute discretion).

Terms and Conditions of the Trust

The Trustee is required to transfer the Loyalty Shares to the Beneficiaries without requiring any payment or other consideration from the Beneficiaries (other than any transfer taxes or tariffs that may be imposed in connection with the transfer).  In order to receive the Loyalty Shares, each Beneficiary will be required to complete, execute and return to the Company a Beneficiary Representation Affidavit certifying that the Beneficiary, among other things: (1) has received an information memorandum relating to the transfer of the Loyalty Shares; (2) has had access to such financial information and other information concerning the Company and the Loyalty Shares; and (3) understands and agrees that the Beneficiary is receiving the Loyalty Shares pursuant to Regulation S, Regulation D or another applicable exemption from the registration requirements of the US Securities Act of 1933 (the “Securities Act”).  No Beneficiary shall have any right, title or interest of any kind in the Loyalty Shares until such time, if ever, that the Trustee transfers Loyalty Shares to the subject Beneficiary in accordance with the terms of the Trust.

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

Note 15 – Corrections of Errors and Restatements and Reclassifications

The Company has restated its consolidated balance sheets as of September 30, 2010 and its consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended to correct errors in its accounting.

On December 2, 2011, management concluded that a misstatement occurred as a result of an error in accounting for breakage revenue from unused DubLi credits. The Company previously estimated breakage based upon a three year historical analysis of actual usage. Management concluded that this method did not properly recognize breakage revenue because the Company did not have sufficient history to enable it to record breakage revenue prior to expiration of the DubLi Credits.

The Company has revised its breakage policy to record as breakage only those unused DubLi Credits remaining in Business Associate accounts 30 days after the account was closed for non-renewal.

The error corrections and the effects of the restatements of the September 30, 2010 and 2009 annual consolidated financial statements are shown on the Condensed Consolidated Balance Sheet and Consolidated Statement of Operations presented below.  The corrections were the result of a change in the timing of revenue recognition and did not affect the Company’s Cash Flows:

	September 30, 2010			September 30, 2009
	As last reported	Corrections	Restated	As last reported	Corrections	Restated
Assets
Prepaid customer acquisition costs	$956,017	$8,812,177	$9,768,194	$2,577,168	$2,259,717	$4,836,885
Other assets	8,004,153	-	8,004,153	3,983,220	-	3,983,220
Total Assets	8,960,170	8,812,177	17,772,347	6,560,388	2,259,717	8,820,105
Liabilities and equity
Deferred revenue	2,892,397	17,543,715	20,436,112	5,560,762	4,319,481	9,880,243
Other liabilities	3,503,492	-	3,503,492	3,886,089	-	3,886,089
Equity (deficit)	2,564,281	(8,731,538)	(6,167,257)	(2,886,463)	(2,059,764)	(4,946,227)
Total	$8,960,170	$8,812,177	$17,772,347	$6,560,388	$2,259,717	$8,820,105

Revenues	$24,473,731	$(14,607,486)	$9,866,245	$12,355,163	$(4,319,482)	$8,035,682
Direct cost of revenues	11,769,501	(6,462,394)	5,307,107	8,856,973	(2,259,717)	6,597,256
Selling, general and administrative	10,464,746	(811,532)	9,653,214	4,717,119	(703,644)	4,013,475
Income (loss) from operations	$2,239,484	$(7,333,560)	$(5,094,076)	$(1,218,929)	$(1,356,120)	$(2,575,049)

The following tables present selected unaudited quarterly financial data for the periods ending as indicated and restated.

	2011 Unaudited
	December 31, 2010			March 31, 2011			June 30, 2011
	As last reported	Corrections	Restated	As last reported	Corrections	Restated	As last reported	Corrections	Restated
Assets
Prepaid customer acquisition costs	988,365	9,856,362	10,844,727	566,947	9,881,094	10,448,041	428,654	7,191,571	7,620,225
Other assets	7,848,534	(600,000)	7,248,534	7,615,665		7,615,665	8,721,186	(282,000)	8,439,186
Total	8,836,899	9,256,362	18,093,261	8,182,612	9,881,094	18,063,706	9,149,840	6,909,571	16,059,411
Liabilities and equity (deficit)
Deferred revenue	2,764,363	18,572,879	21,337,242	1,791,342	18,629,852	20,421,194	1,467,993	13,613,432	15,081,425
Other liabilities	3,408,322		3,408,322	3,303,362		3,303,362	2,623,178		2,623,178
Equity (deficit)	2,664,214	(9,316,517)	(6,652,303)	3,087,908	(8,748,758)	(5,660,850)	5,058,669	(6,703,861)	(1,645,192)
Total	8,836,899	9,256,362	18,093,261	8,182,612	9,881,094	18,063,706	9,149,840	6,909,571	16,059,411

Revenues	3,430,881	(1,569,543)	1,861,338	3,076,926	1,116,255	4,193,181	2,889,172	5,233,878	8,123,050
Direct cost of revenues	1,686,203	(1,364,135)	322,068	1,282,054	786,965	2,069,019	1,772,908	2,853,388	4,626,296
Selling, general and administrative	2,315,700	521,076	2,836,776	3,144,469	(189,143)	2,955,326	2,251,002	357,573	2,608,575
Income (loss) from operations	(571,022)	(726,484)	(1,297,506)	(1,349,597)	518,433	(831,164)	(1,134,738)	2,022,917	888,179
Net income (loss)	(570,054)	(726,484)	(1,296,538)	(1,351,899)	518,433	(833,466)	(1,148,643)	2,022,917	874,274
Basic earnings per share	0.00	(0.01)	(0.01)	(0.01)	0.01	0.00	0.00	0.00	0.00
Diluted earnings per share	0.00	(0.01)	(0.01)	0.00	0.00	0.00	0.00	0.00	0.00

	2010 Unaudited
	December 31, 2009			March 31, 2010			June 30, 2010
	As last reported	Corrections	Restated	As last reported	Corrections	Restated	As last reported	Corrections	Restated
Assets
Prepaid customer acquisition costs	4,286,679	2,906,518	7,193,197	4,120,425	3,892,909	8,013,334	4,297,599	4,711,781	9,009,380
Other assets	8,048,246		8,048,246	7,608,376		7,608,376	8,111,958		8,111,958
Total	12,334,925	2,906,518	15,241,443	11,728,801	3,892,909	15,621,710	12,409,557	4,711,781	17,121,338
Liabilities and equity (deficit)
Deferred revenue	9,252,710	5,726,901	14,979,611	9,000,087	7,666,456	16,666,543	8,696,910	10,036,511	18,733,421
Other liabilities	4,167,904		4,167,904	2,623,864		2,623,864	2,231,181		2,231,181
Equity	(1,085,689)	(2,820,383)	(3,906,072)	104,850	(3,773,547)	(3,668,697)	1,481,466	(5,324,730)	(3,843,264)
Total	12,334,925	2,906,518	15,241,443	11,728,801	3,892,909	15,621,710	12,409,557	4,711,781	17,121,338

Revenues	4,283,935	(2,485,794)	1,798,141	6,332,129	(2,380,578)	3,951,551	6,102,897	(3,418,499)	2,684,398
Direct cost of revenues	3,214,364	(1,777,755)	1,436,609	3,546,552	(1,075,210)	2,471,342	1,840,894	(1,163,033)	677,861
Selling, general and administrative	607,740	(135,342)	472,398	1,529,680	(135,023)	1,394,657	3,431,770	(146,051)	3,285,719
Income (loss) from operations	461,831	(572,697)	(110,866)	1,255,897	(1,170,345)	85,552	830,233	(2,109,415)	(1,279,182)
Net income (loss)	460,204	(572,697)	(112,493)	1,250,386	(1,170,345)	80,041	829,968	(2,109,414)	(1,279,446)
Basic earnings per share	0.02	(0.02)	0.00	0.04	(0.04)	0.00	0.03	(0.07)	(0.04)
Diluted earnings per share	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00	0.00

Note 16 – Subsequent Events

Currency Translation Effects

Subsequent to the balance sheet date the exchange rate between the EURO and the US dollar increased by approximately 3.86%.  These recent changes would increase the currency translation adjustment and decrease comprehensive income and current assets by approximately $15,000. See also notes 7, 9, and 11.

Note 17 - Segment Information

The Company serves its customers using four websites that target major geographic regions. Each website has the same investment criteria and economic and operating characteristics and are considered one reportable operating segment. Management does not believe that the Company has any material reporting segments. Managements’ evaluation procedures are performed on the Company as a whole and in each of these four major geographic regions:

Revenues	2011		2010
European Union	$13,484,674	57%	$2,269,236	23%
North America	1,420,677	6%	2,466,561	25%
Australia & New Zealand	2,950,014	12%	4,143,823	42%
Worldwide	5,944,342	25%	986,625	10%
	$23,799,707	100%	$9,866,245	100%

Long-lived assets include property and equipment all of which resided in the United States as of September 30, 2011 and 2010. Trademarks reside in Cyprus, but have no capitalized cost recorded in the Consolidated Balance Sheets.