Form 10-Q
period 2011-12-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2012-03-13
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011, or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

N/A

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 361,402,057 Common Shares, $.001 par value per share at March 9, 2012.

USE OF NAMES

In this quarterly report, the terms “MediaNet,” “Company,” “we,” or “our,” unless the context otherwise requires, mean MediaNet Group Technologies, Inc. and its subsidiaries.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MediaNet Group Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets – Unaudited

	December 31,	September 30,
	2011	2011
Assets:
Current Assets:
Cash and cash equivalents	$785,590	$1,503,234
Restricted cash	936,422	448,161
Accounts receivable	106,854	253,095
Inventories	157,962	168,846
Prepaid customer acquisition costs	6,710,127	6,958,894
Prepaid expenses	1,421,483	2,060,468
Total Current Assets	10,118,438	11,392,698

Property and Equipment, net	240,586	207,419

Other Assets:
Restricted cash, net	1,864,073	1,864,293
Real estate contract, net	3,129,346	3,203,847
Other	95,476	74,651
Total Other Assets	5,088,895	5,142,791
Total Assets	$15,447,919	$16,742,908

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$1,851,400	$1,650,540
Accrued and other liabilities	166,963	229,118
Loyalty points payable	280,366	318,653
Commissions payable	1,380,690	1,128,355
Deferred revenue	14,037,163	13,830,389
Note payable - related party	223,000	-
Total Current Liabilities	17,939,582	17,157,055

Stockholders' Equity (Deficit):
Preferred stock- $0.01 par value, 50 million shares authorized, -0- and -0- outstanding, respectively	-	-
Common stock -$.001 par value, 500 million shares authorized 361,402,057 and 359,802,057 issued and outstanding, respectively	361,402	359,802
Additional paid-in capital	12,797,698	11,953,103
Accumulated other comprehensive loss	(9,374)	(85,923)
Accumulated deficit	(15,641,389)	(12,641,129)
Total Stockholders' Equity (Deficit)	(2,491,663)	(414,147)
Total Liabilities and Stockholders' Equity (Deficit)	$15,447,919	$16,742,908

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - Unaudited

For the Three Months ended December 31,

	2011	2010
		(Restated)

Revenues	$20,110,564	$1,861,338
Direct cost of revenues	19,701,663	322,068
Gross profit	408,901	1,539,270

Selling, general and administrative	3,407,908	2,836,776
Loss from operations	(2,999,007)	(1,297,506)

Interest (expense) income - net	(1,253)	968

Loss from operations before income taxes	(3,000,260)	(1,296,538)

Income taxes - benefit (expense)	-	-

Net loss	(3,000,260)	(1,296,538)

Foreign currency translation adjustment	76,549	581,053

Comprehensive loss	$(2,923,711)	$(715,485)

Net loss per common share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	359,916,187	244,211,496
Diluted	366,861,687	246,623,881

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Unaudited

For the Three Months Ended December 31,

	2011	2010
		(Restated)
Cash flows from operating activities
Net loss	$(3,000,260)	$(1,296,538)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	33,641	277,623
Real estate impairment	-	367,292
Option Agreement written off	-	250,000
Stock based compensation	1,431,681	230,438
Promotional DubLi Credits	9,879	86,749
Changes in operating assets and liabilities:
Restricted cash	(533,082)	(114,555)
Accounts receivable	140,656	16,197
Inventory	2,636	63,918
Prepaid expenses	(21,053)	(39,018)
Prepaid customer acquisition costs	(100,055)	(12,881,885)
Accounts payable	835,709	(20,537)
Accrued liabilities	(223,510)	97,421
Accrued loyalty points	(38,287)	(26,233)
Commission payable	311,992	(263,310)
Deferred revenue	931,122	12,979,008
Net cash used in operations	(218,931)	(273,430)

Investing activities:
Purchases of equipment and software	(68,682)	(281)
Payments on real estate contract	(273,817)	(150,000)
Other assets	(20,826)	(45,047)
Restricted cash	(96,174)	130,588
Net cash used in investing activities	(459,499)	(64,740)

Financing activities
Proceeds from note payable - related party	-	207,707
Repayments of note payable	-	(37,895)
Net cash provided by financing activities	-	169,812

Effect of exchange rate changes on cash	(39,214)	40,724

Net decrease in cash and equivalents	(717,644)	(127,634)
Cash and cash equivalents at beginning of period	1,503,234	487,171
Cash and cash equivalents at end of period	$785,590	$359,537

Supplemental cash flow information:
Cash paid for interest	$1,253	$2,498
Cash paid for income taxes	-	-
Non-cash transactions
Foreign currency translation adjustment	76,549	581,053
Proceeds from note payable - related party	223,000	-

See accompanying notes condensed to consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries

Condensed Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Description of Business

MediaNet Group Technologies, Inc. (“MediaNet Group,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global marketing company that sells merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  As of December 31 2011, our online auctions were conducted in Europe, North America, Australia and New Zealand and a global auction portal serving the balance of the world.  We have a large network of independent Business Associates that sell the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  The Credits have no monetary value, no stored value, and they are not refundable after three days and they cannot be redeemed for products or services and may only be used to bid at auction. These auctions are designed to offer consumers substantial savings on these goods.  The Company, through its BSP Rewards, Inc. subsidiary, also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

The Company is organized in Nevada and has its principal executive offices in Boca Raton, Florida.  The Company’s wholly owned subsidiaries are domiciled in Delaware, Florida and Nevada in the United States and in the British Virgin Islands, Cyprus and Berlin, Germany.

As of December 31 2011, our President and Chief Executive Officer, through his control of the Zen Trust, has the indirect power to cast approximately 88% of the combined votes that can be cast by the holders of the Common Stock. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors and all other corporate actions.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2011, the results of operations and cash flows for the three months ended December 31, 2011 and 2010.  The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the operating results expected for the fiscal year ending September 30, 2012.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.  The Condensed Consolidated Financial Statements include the accounts of MediaNet Group Technologies, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

Recent Authoritative Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, short term investments, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.  The Company believes that the carrying amount of its long term investments approximate fair value.

Restatement of Previously Filed Interim and Annual Financial Statements

On December 2, 2011, during the Company’s year-end close procedures conducted during the audit of its September 30, 2011 consolidated financial statements, management concluded that a misstatement occurred as a result of an error in accounting for breakage revenue from unused DubLi Credits. Management concluded that its accounting method did not properly recognize breakage revenue. The Company has revised its breakage policy to include only DubLi Credits remaining in closed Business Associate accounts 30 days after the account was closed for non-renewal and is developing system changes that will automatically determine expiration.

The audit committee of the Company’s board of directors reached the conclusion that, as a result of such adjustments, the Company’s previously issued consolidated financial statements for each of the quarters and the year ended September 30, 2010 and the quarters ended December 31, 2010, March 31, 2011 and June 30, 2011required restatement.

The error corrections and the effects of the restatement of the September 30, 2010 Condensed Consolidated Balance Sheet is shown below. The corrections were the result of a change in the timing of revenue recognition and did not affect the Company’s cash flows:

	September 30, 2010
	As last reported	Corrections	Restated
Assets
Prepaid customer acquisition costs	$956,017	$8,812,177	$9,768,194
Other assets	8,004,153	-	8,004,153
Total Assets	8,960,170	8,812,177	17,772,347
Liabilities and equity
Deferred revenue	2,892,397	17,543,715	20,436,112
Other liabilities	3,503,492	-	3,503,492
Equity (deficit)	2,564,281	(8,731,538)	(6,167,257)
Total	$8,960,170	$8,812,177	$17,772,347

The following table presents selected unaudited financial data for the quarter ended December 31, 2010 as restated.

	December 31, 2010
	As last reported	Corrections	Restated

Revenues	$3,430,881	$(1,569,543)	$1,861,338
Direct cost of revenues	1,686,203	(1,364,135)	322,068
Selling, general and administrative	2,315,700	521,076	2,836,776
Income (loss) from operations	(571,022)	(726,484)	(1,297,506)
Net income (loss)	$(570,054)	$(726,484)	$(1,296,538)
Basic earnings per share	$-	$(0.01)	$(0.01)
Diluted earnings per share	$-	$(0.01)	$(0.01)

Note 3 – Restricted Cash

The Company has agreements with organizations that process the Master Card and Visa credit card transactions which arise from the purchase of products and DubLi Credits by business associates and customers of the Company. Credit card processors have financial risk of “chargebacks” associated with the credit card transactions because the processor generally forwards the cash generated by the purchase to the Company soon after the purchase is completed, and before the expiration of the time period in which the purchaser may object to the transaction and request a refund. The Company’s agreements with its credit card processors allow the processors each to create and maintain a reserve account that is funded by retaining cash generated from the credit card transactions that it otherwise would deliver to the Company (i.e., “restricted cash”).  The reserve requirements have ranged from a low of 5% to a high of 50% of the Company’s gross daily credit card transactions to be held in reserve for a rolling term of six months from the date of the transaction. The Company has restricted cash on deposit with three of its processors, one in Europe and two in the United States. With its current European and U.S. processors, the Company had on deposit $936,422 as of December 31, 2011 and $448,161 as of September 30, 2011.  With its former U.S. processor, the Company had on deposit $2,164,073, with a $300,000 provision for impairment loss for a net asset value of $1,864,073, as of December 31, 2011.

The Company is in litigation with its former U.S. processor relating to the Company’s restricted cash on deposit with such processor. For additional information about this case and other litigation involving the Company, see Note 8 and Part II, Item 1 of this Form 10-Q.

Note 4 – Foreign Currency

Three of the Company’s foreign subsidiaries designate the Euro as their functional currency. The total amount of cash held by foreign subsidiaries, translated into U.S. Dollars at December 31, 2011 and September 30, 2011 is as follows:

	December 31, 2011			September 30, 2011
	Unrestricted	Restricted Current	Restricted Long-Term	Unrestricted	Restricted Current	Restricted Long-Term
Euro	$158,773	$418,468	$-	$868,294	$305,200	$-
Australian Dollar	63,476	32,868	-	56,072	38,538	-
U.S. Dollar	421,775	485,086	1,864,073	520,932	104,423	1,864,293
Held in foreign subsidiaries	644,024	936,422	1,864,073	1,445,298	448,161	1,864,293
Held by the US Company	141,567	-	-	57,936	-	-
Total	$785,591	$936,422	$1,864,073	$1,503,234	$448,161	$1,864,293

Note 5 – Deferred Revenue and Expense

The Company defers revenue from: (1) the unearned portion of the annual subscription fees paid by business associates who join the DubLi Network, (2) the unearned portion of the monthly online entertainment and shopping subscriptions fees, and (3) the value of the “DubLi Credits” sold to customers but not yet used to bid at auction, net of estimated breakage. The Company also defers direct and incremental direct costs related to the sale of “DubLi Credits” under the caption “Prepaid customer acquisition costs.” The following summarizes the components of deferred expense and revenue:

	December 31, 2011	September 30, 2011
Prepaid customer acquisition costs	$6,710,127	$6,958,894

Unused DubLi Credits	$12,519,746	$13,155,511
Subscription fees	645,408	605,760
Co-op advertising	872,009	-
Other	-	69,118
	$14,037,163	$13,830,389

Note 6 – Property and Equipment

Equipment consists of office furniture, computer equipment and software as follows:

	December 31, 2011	September 30, 2011
Cost	$386,877	$323,917
Accumulated Depreciation	(146,291)	(116,498)
Total	$240,586	$207,419

Depreciation expense was $33,641 and $277,623 for the three months ended December 31, 2011 and 2010, respectively.

Note 7 – Real Estate Contract

The Cayman Property Rights have a net book value of $3,129,346 as of December 31, 2011 which includes the full contract price of $3 million, plus a landfill obligation of $487,500 less a valuation allowance of $358,154 that is based upon a November 2010 valuation report by an independent appraiser. All of the financial obligations under the contract have been fulfilled. The contract between DubLi Properties LLC and Crown is an agreement for deed, and title is transferable upon the completion of the land fill which is expected in June 2012. See also Note 10.

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

Note 8 – Commitments and Contingencies

Litigation

Prior to November 2009, the Company relied upon one service provider which was located in Europe to process all of the credit card transactions arising from purchases of the Company’s products and DubLi Credits.  On November 23, 2009, the Company entered into a processing agreement with NMC, a provider located in the United States, to process U.S. currency credit card transactions. NMC terminated the Agreement on October 27, 2010, alleging that the Company breached the Agreement. NMC refused the Company's numerous demands to release the Reserve Funds owned by the Company, in the amount of $2,164,073, which were and are being held in a reserve account controlled by First Data Merchant Services, Inc. ("First Data"). In February 2011, NMC filed suit against the Company seeking payment of a “termination fee” of $706,277, and the Company counterclaimed against NMC and First Data for the release of the Reserve Funds, which action is currently pending in the California Federal Court.

On February 24, 2012, the Court held an expedited trial on the issue of the Company's right to immediate possession of the Reserve Funds. The Court ruled that the Company was entitled to the immediate return of the Reserve Funds, in the amount of $2,133,852, which was the balance of the reserves after deduction of certain fees not challenged by the Company. The Company is taking all necessary steps to obtain a Judgment against NMC and First Data to obtain the prompt return of the Reserve Funds. The Company is also seeking to recover as part of the Judgment pre-judgment interest for the time period the Reserve Funds were wrongfully withheld and the taxable costs of suit and attorneys' fees incurred by the Company to obtain the return of the reserves. NMC's claim against the Company for payment of a termination fee is still pending and is set for trial in July 2012.

For additional information about this case and other litigation involving the Company, see Part II, Item 1 of this Form 10-Q.

Note 9– Income Taxes

For the quarters ended December 31, 2011 and 2010, the Company recorded a zero income tax provision.  The effective tax rates for the quarters ended December 31, 2011 and 2010 were each 0.0% which was attributed to the effect of foreign earnings, the net loss, the remaining net operating loss carryforwards and the valuation allowance against deferred tax assets.

Note 10 – Related Party Transactions:

Transactions with Directors and Officers

Michael Hansen - As a Company founder, Mr. Hansen has been involved in the Company’s operations since its inception and accordingly, he was Business Associate No. 1 in the DubLi network organization. Mr. Hansen had numerous Business Associates whose income from earned commissions was shared with him. In this connection, for the three months ended December 31, 2010 Mr. Hansen earned $71,569 and was paid $-0-in commissions leaving an unpaid balance of $59,991 that was subsequently forgiven.  Mr. Hansen was owed no commissions as of December 31, 2011 and September 30, 2011 after he waived his right to the earned but unpaid commissions and forgave the debt of $66,765 that the Company owed to him at the end of 2011. The debt forgiveness was recorded as reduction of Commissions expense included in direct cost of sales in 2011. As Founder, Mr. Hansen was exempt from the requirement that Business Associates must purchase credits from the Company for resale in order to earn the maximum commissions. On January 16, 2011, Mr. Hansen sold his BA account to an unrelated third party.

On March 23, 2011 the Company and Mr. Hansen entered into $5 million Promissory Grid Note (“Grid Note”). The amount of the Grid Note equals an existing outstanding balance of $813,941 owed to Mr. Hansen plus any new borrowings under the Grid Note up to an aggregate of $5 million at any given time. The Grid Note had a term of one year; bore interest at 6% per annum accruing from the date of the Grid Note and was guaranteed by DubLi Properties, LLC and secured by a pledge of its assets. On September 30, 2011, the Grid Note was paid in full, cancelled and returned to Mr. Hansen.

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights to the Company, pursuant to agreement between Mr. Hansen and MediaNet Group Technologies, Inc. On December 22, 2011, Mr. Hansen lent the Company $223,000 under a 3% promissory note that is due in full on September 30, 2012. On February 8, 2012, the Company repaid $200,000 leaving a balance of $23,000 plus accrued interest. The loan proceeds were used by the Company to fulfill its landfill obligations under the Real Estate Contract as more fully described in Note 7.

Note 11 – Changes in Stockholders’ Equity and Comprehensive Income:

Changes in stockholders’ equity for the year and three months ended December 31, 2011 are summarized below:

				Accumulated
	Common Stock			Other	Retained	Total
	Shares	Par Value	Paid-In	Comprehensive	Earnings	Equity
	Outstanding	Value	Capital	Income (Loss)	(Deficit)	(Deficit)
Balance September 30, 2010 - Restated	244,200,626	$244,201	$2,559,483	$(486,845)	$(8,484,095)	$(6,167,256)
Common shares issued as compensation	5,000,000	5,000	919,402			924,402
Stock based compensation			1,258,574			1,258,574
Common shares issued for services	8,865,346	8,865	2,489,422			2,498,287

Two step transfer to Trust	63,393,933	63,394	(63,394)			-
Options exercised	3,000,000	3,000				3,000
Private Placement	35,342,152	35,342	4,789,616			4,824,958
Foreign currency translation adjustment				400,922		400,922
Net loss					(4,157,034)	(4,157,034)
Balance September 30, 2011	359,802,057	$359,802	$11,953,103	$(85,923)	(12,641,129)	$(414,147)
Common shares issued as compensation	1,500,000	1,500	293,500			295,000
Stock based compensation			526,195			526,195
Common shares issued for services	100,000	100	24,900			25,000
Foreign currency translation adjustment				76,549		76,549
Net loss					(3,000,260)	(3,000,260)
Balance December 31, 2011	361,402,057	$361,402	$12,797,698	$(9,374)	$(15,641,389)	$(2,491,663)

Note 12 – Stock Based Compensation

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

The Company recognizes compensation expense over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010, was $1,431,681 and $230,438, respectively. At December 31, 2011, the Company had unrecognized stock based compensation cost of $8,941,646 which will be recorded in future periods as options and shares vest. The expense is expected to be recognized over a period of 4.75 years.

Stock Options

A summary of the activity under our stock option plans and agreements for the quarter ended December 31, 2011 is as follows:

	Shares	Weighted average exercise price
Outstanding at September 30, 2011	41,661,772	$0.133
Granted	5,183,658	$0.312
Exercised	-	$-
Forfeited	(136,680)	$0.150
Outstanding at December 31, 2011	46,708,750	$0.153
Exercisable	9,187,500	$0.10

The following summarizes information about stock options outstanding and exercisable at December 31, 2011:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Exercise price	Outstanding	contract	price	exercisable	price

$0.001	5,500,000	1.18	$0.001	3,187,500	$0.001
$0.150	34,025,092	3.84	$0.150	6,000,000	$0.150
$0.200	2,000,000	4	$0.200
$0.310	5,000,000	4	$0.310
$0.350	143,658	3	$0.150
$0.370	40,000	3	$0.370
	46,708,750		$0.153	9,187,500	$0.098

The following table shows all restricted stock activity for the quarter ended December 31, 2011:

Restricted shares outstanding, September 30, 2011	7,000,000
Granted	100,000
Vested	(1,600,000)
Forfeited	-
Restricted shares outstanding, December 30, 2011	5,500,000

Note 13 – Earnings per Share

The following table sets forth the computation of basic and diluted weighted-average shares used in the denominator of the per share calculations:

	Three Months Ended
	December 31,
	2011	2010

Basic weighted-average shares outstanding	359,916,187	244,211,496
Effect of dilutive stock options and other equity-based compensation awards	6,945,500	2,412,385
Diluted weighted-average shares outstanding	366,861,687	246,623,881

Options to purchase 9,187,500 and 1,000,000 shares of Common Stock were outstanding during the three months ended December 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because in periods in which a net loss has been incurred, all potentially dilutive shares of Common Stock are considered anti-dilutive and thus are excluded from the calculation.

Note 14 - Segment Information

The Company serves its customers using four websites that target major geographic regions. Each website has the same investment criteria and economic and operating characteristics and is considered one reportable operating segment. Management does not believe that the Company has any material reporting segments. Managements’ evaluation procedures are performed on the Company as a whole and in major geographic regions served by our four separate web portals named below:

	Three Months Ended December 31,
	2012		2011
Revenues
European Union	$14,141,661	70%	$784,440	42%
North America	2,375,749	12	304,902	16
Australia & New Zealand	1,264,167	6	412,576	22
Worldwide	2,328,987	12	359,420	19
	$20,110,564	100%	$1,861,338	100%

Long-lived assets include property and equipment all of which resided in the United States as of December 31, 2011 and September 30, 2011. Trademarks reside in Cyprus, but have no capitalized cost recorded in the Condensed Consolidated Balance Sheets.

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

See also the risks discussed in our Form 10-K for the fiscal year ended September 30, 2011 and those discussed in other documents we file with the Securities and Exchange Commission.

However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Form10-Q. We do not undertake to update any forward-looking statement, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended December 31, 2011 compared to the three months ended December 31, 2010; and (ii) our financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-Q.

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

How We Generate Revenue:

Revenue recognized from the sales of DubLi Credits made up 7.9% of our revenue in the first quarter of fiscal year 2012. We charge $0.80 retail for each Dubli credit that is used to bid down the price of our products on both the Xpress and Unique bid reverse auctions. The revenue earned from the usage of the credits and the breakage from unused expired credits permits us to sell products at greatly discounted prices. Breakage of expired credits purchased in the prior year is a significant part of our revenue as we recognized an amount of breakage equal to 4.5% of our revenue. All remaining unused credits are categorized as a liability until used or expired. 90.0% of all DubLi Credits sold in first quarter of fiscal year 2012 were sold by the Business Associates affiliated with our network marketing company. The Business Associates purchase the DubLi credits at an average discounted price of $0.64 which enables them to earn an average of $0.16 per unit profit upon resale to their customers. The remaining 10% were sold directly from the DubLi.com website at full retail. In first quarter of fiscal year 2012, revenue from annual subscription fees paid by our Business Associates made up 0.3% of our revenue.

New name brand products and electronic gift cards sold from the auctions made up 86.9% of our revenue in first quarter of fiscal year 2012 and such sales are stated at the discounted price actually paid by the customer.

During 2011, we introduced three new subscription services which offer streaming music and entertainment and a new VIP and Smart Shopper shopping and rebate programs for a monthly subscription price. In conjunction with these new service offerings, we introduced our new corporate mascot, the “Dubot,” an online assistant that demonstrates our service offerings. Sales of the subscription packages: VIP Package, Music On-Demand and the Smart Shopper Package produced 1.3% of our revenue in first quarter of fiscal year 2012.

We also earn commission income from the online shops and stores affiliated with our online shopping mall from the sales they make to our customers. We split those commissions with our customers in the form of redeemable loyalty points. 0.2% of our revenue was from these commissions first quarter of fiscal year 2012. During 2011, we introduced new versions of our online malls, previously only available in the US and Australia.  The new mall is a search engine and online community for shoppers. We initially launched the new online shopping malls launching in three markets; Germany, the US and Canada and Australia in the first and second quarters. We later launched the malls in Spain and Denmark in the third and fourth quarters and the Global Mall was launched in October, just after our fiscal year ended.

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

On December 2, 2011, management concluded that a misstatement occurred as a result of an error in accounting for breakage revenue from unused DubLi Credits. Management concluded that the previous method did not properly recognize breakage revenue. The Company has revised its breakage policy to include only DubLi Credits remaining in closed Business Associate accounts and is developing system changes that will automatically determine expiration as more fully described in Note 1.

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

Results of Operations

The following table sets forth certain of our results of operations for the periods indicated:

	Three months ended
	December 31,		Increase	Percent	Percent of Revenue
	2011	2010	(Decrease)	Change	2011	2010

Revenues	$20,110,564	$1,861,338	$18,249,226	980.4%	100%	100%
Direct cost of revenues	19,701,663	322,068	19,379,595	6017.2%	98%	17%
Gross profit	408,901	1,539,270	(1,130,369)	-73.4%	2%	83%
Selling, general and administrative	3,407,908	2,836,776	571,132	20.1%	17%	152%
Loss from operations	(2,999,007)	(1,297,506)	(1,701,501)	131.1%	-15%	-70%

Interest (expense) income	(1,253)	968	(2,221)	-229.5%	0%	0%
Loss from operations before income taxes	(3,000,260)	(1,296,538)	(1,703,722)	131.4%	-15%	-70%

Income taxes-benefit (expense)	-	-	-		0%	0%
Net loss	(3,000,260)	(1,296,538)	(1,703,722)	131.4%	-15%	-70%
Foreign currency translation adjustment	76,549	581,053	(504,504)	-86.8%	0%	31%
Comprehensive loss	$(2,923,710)	$(715,485)	$(2,208,225)	308.6%	-15%	-38%

Revenues

During the first quarter of fiscal year 2012, we recorded revenue of $20.1 million, an increase of revenue of 980.4% from the $1.9 million recorded in the same quarter in 2011. A significant portion of this revenue increase is attributed to the growth of our network of Business Associates in new countries and the change in format of our Xpress auctions.

Our revenue earned from the sale of products from our online auction site was $16.9 million in the first quarter of fiscal year 2012 as compared to $0.4 million in the first quarter 2011, which resulted in an improvement of $16.5 million. The large increase in volume is due to a change in the format of the Xpress Auction that we adopted in May 2011 whereby we replaced all products and services with electronic gift cards that are redeemable for cash. This new concept has a much broader appeal to consumers than the limited product offerings that we previously auctioned. We have experienced greatly expanded participation in the Xpress auction as a direct result of changing the format from low volume high margin goods, to high volume, low margin electronic gift cards. This is in line with the company’s marketing strategy to attract traffic and business to our websites in order to drive incremental revenue from advertising and partner programs. Unlike most traditional business models, our revenue from the sale of products at our online auction site results from our use of a reverse auction business model, in which the customer bids down the selling price of the product sold. Accordingly, the lower the selling price, the more revenue we are earning from the sale of a Credit that is used to bid at our online auction site. For this reason, management does consider the revenue earned from the sale of products to be integral to its business model.

We recognize revenue from the sale of DubLi Credits when a customer makes a bid at one of our online auctions by using the Credit. In addition, revenue includes the Company’s estimate, known as breakage, of DubLi Credits that will not be used. In the first quarter fiscal year 2012, we sold 3.0 million Dubli Credits for total sales proceeds of $2.0 million compared to first quarter 2011 sales of 3.4 million DubLi Credits for total sales proceeds of $2.2 million, an 11% decrease in unit sales. This is attributable to an overall decrease in sales activity during fiscal 2011 because the Company scaled back its sales and marketing effort in 2011 while it made changes to its auction formats, back office systems and other administrative changes. Now in fiscal 2012 with the implementation of the new format, we are again increasing sales and marketing efforts as described below. Of those unit sales, we recognize as revenue only those DubLi Credits that were used on the auction site (“usage”) and those that expire unused in closed Business Associate accounts (“breakage”). Revenue earned from the usage of the DubLi Credits from our online auctions was $1.6 million in the first quarter of fiscal year 2012 as compared to $0.5 million in the first quarter 2011, which resulted in an increase of $1.1 million or 193% indicating an increase of usage of DubLi Credits previously unused. Usage revenue made up 7.9% and 43.2% of total revenue in the first quarter of fiscal year 2012 and 2011, respectively. Revenue earned from the breakage of the DubLi Credits from our online auctions was $0.9 million in in the first quarter of fiscal year 2012 as compared to $0.4 million during the same period in 2011. This $0.5 million increase was due to a larger number of Business Associates accounts closing in first quarter of fiscal year 2012 than in 2011, a result of our decreased marketing efforts. As new Business Associates join our network, there is always some percentage of Business Associates who do not remain in the program.  With the new Xpress auction format we are reducing the breakage percentage and increasing the utilization rate. As the utilization rate increases, more Business Associates remain in the network thereby increasing the amount of DubLi Credits they sell to customers resulting in increased auction activity.

Total revenue recognized from usage and breakage of DubLi Credits was $2.5 million in the first quarter 2012 as compared to $0.8 million in the first quarter 2011, a 208% increase attributable to increases in both usage and breakage. Total revenue recognized on DubLi Credits was 12.3% and 43.3% of total revenues in the first quarter of fiscal years 2012 and 2011, respectively. In the last quarter of 2011, we began to see increased sales activity resulting from renewed interest in our Xpress auction based on the format change from products and services to electronic gift cards. This change has increased auction sales activity and has significantly increased usage as a percentage of total unit sales by approximately 43.9% from 36.9% to 80.8% from the same period in the prior year. We expect the trend to continue in 2012 as our existing customers becoming more familiar with the online auction process, reductions in the user learning curve for new customers, improvements in our website, increases and our continued training of Business Associates in customer retention, new product rollouts and technology.

In addition, our revenue earned from the sale of DubLi Credits from our Company website was $0.2 million in the first quarter 2012 as compared to $0.06 million in in the first quarter 2011, which resulted in increase of $0.14 million or 293%. The increase is the result of an increase in traffic to the website resulting from the new auction format. We earn this revenue from customers purchasing DubLi Credits directly from the Company rather than from a Business Associate. The Company is more interested in revenue from the sale of DubLi Credits by Business Associates rather than from internally sold DubLi Credits because the Company believes that the Business Associate network is more efficient and cost effective than other forms of advertising and marketing. For this reason, the Company does not consider the increase resulting from customers purchasing DubLi Credits directly from the Company to be as important as revenue resulting from sale of DubLi Credits to Business Associates.

We also earn revenue from the enrollment fee charged to a Business Associate when they either join or renew their membership. Our revenue earned from enrolling new and renewing old Business Associates is not significant by design. Our goal is to earn revenue from sales of our products and services rather than recruitment of Business Associates and therefore these fees are kept low intentionally. Enrollment fee revenue was $0.03 million in the first quarter of fiscal year 2012 as compared to $0.06 million in the first quarter of 2011; this 42% decline resulted from reduced marketing efforts while we restructured our business model. We did expand our multi-level marketing activities in new countries which enabled us to replace our turnover of Business Associates.

During the first quarter of 2011, we rolled out an improved website to enhance our customers shopping experience with improved integration of the web shopping mall experience with our auction and music sites. In addition, we introduced several new subscription packages. Revenue earned from the VIP, Music on Demand and Super Saver Packages was $0.3 million for the quarter ended December 31, 2011. Because these programs are new, revenue earned during 2011 from these new product offerings was not yet a substantial portion of our business.

Direct Costs

Direct costs are those costs that consist of commissions that are earned by our Business Associates and costs of products acquired which are used in the auctions and gift cards that are redeemed by our shopping mall customers.

We incurred direct costs of $19.7 million in the first quarter 2012 as compared to $0.3 million in the first quarter 2011, which resulted in an increase of $19.4 million or 6,017.2%.

Our cost of inventory sold and cash deliveries of electronic gift cards for our online auctions were $17.5 in the first quarter 2012 as compared to $0.6 million in the first quarter 2011, which resulted in an increase of $16.9 million or 2,765%. This increase is due to the increase in sales volume that we experienced as a result of the change in format of the Xpress auction.

Commission expense to Business Associates was comparable at $1.0 million in the first quarter of fiscal year 2012 and 2011, respectively.

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

	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(Restated)	(Restated)	(Restated)
Prepaid customer acquisition costs	$10,844,727	$10,448,041	$7,620,225	$6,958,894	$6,710,127
Deferred revenue	$21,337,242	$20,421,194	$15,081,425	$13,830,389	$14,037,163

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense consists primarily of: payroll and related expenses for executive and administrative personnel; fees for professional services; costs related to leasing, maintaining and operating our facilities; credit card fees; recruiting fees; travel costs for executive and administrative personnel; insurance, expenses and fees associated with the reporting and other obligations of a public company; bad debts; and other general and administrative services. Fees for professional services include amounts due to lawyers, auditors, tax advisors, and other professionals in connection with operating our business, and evaluating and pursuing new opportunities. These costs increased by $0.6 million from $2.8 million in the first quarter fiscal year 2011 to $3.4 million in the first quarter of fiscal year 2012, an 20.1 % increase.

The significant changes to the components of SG&A expense were the results of a $0.5 million or 1,287% increase in advertising and marketing costs. We have increased our marketing efforts from $0.04 million in the first quarter of 2011 to $0.5 million in the first quarter of 2012 in order to promote our improved websites and new product offerings. Depreciation and amortization decreased 88% from $0.3 million to $0.03 million from the first quarter of fiscal year 2011 to 2012 due to an increase in fully depreciated assets in capitalized computer hardware and software. The primary factor driving the increase in SG&A costs was stock compensation which increased 267% from $0.2 million to $0.8 million as a result of new stock and option grants to the CEO, COO, the Board Members and various other employees and contractors. Other SG&A costs decreased 13% from $2.3 million to $2.0 million from the first quarter of 2011 to the first quarter 2012.

Interest Expense, Net

Interest expense, net, consists primarily of earnings on our cash, cash equivalents net of interest expense. Interest expense was $1,253 and interest income was $968 for in the first quarter 2012 and 2011, respectively. The increase in interest expense results from the increased borrowings from Michael Hansen, our Chief Executive Officer.

Income Taxes

For the quarters ended December 31 2011 and 2010, we recorded the following tax provisions (benefits) (in thousands except percentages):

	2011	2010
		(Restated)
Provision (benefit) for taxes	$-0-	$-0-
Effective tax rates	0%	0%

Net Loss

As a result of the factors described above, for the quarter ended December 30, 2011, we generated a net loss of $3.0 million, or net loss of $0.01 per basic and diluted share. For the quarter ended December 30, 2010, we generated a net loss of $1.3 million, or a net loss of $0.01 per basic and diluted share.

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

During in the first quarter 2012, the US Dollar strengthened slightly against the Euro. The closing exchange rates in effect were 1.29226 at December 31, 2011 and 1.35958 at December 31, 2010 a decrease of 5.0%. The average rate year-to-date decreased approximately 3% from 1.39427 to 1.34955.  Had the exchange rates used in the consolidated financial statements not changed from December 31, 2010, our net revenues for the quarter ended December 31, 2011, would have been approximately $0.4 million higher than we reported. In addition, had the exchange rates used in the consolidated financial statements not changed from the end of 2010, direct costs and selling, general and administrative expenses for the quarter ended December 30, 2011 would have been $0.4 million higher than we reported.

Liquidity and Capital Resources

As of December 31 2011 the Company had total cash and cash equivalents of $0.8 million. This represents a $0.7 million or 47% decrease from the total cash and cash equivalents of $1.5 million at September 30, 2011. Restricted cash included in current assets was $0.9 million at December 31, 2011 compared to $0.4 million at September 30, 2011 an increase of 125% resulting from the large increase in sales volume. The restricted cash is that held in a six month rolling reserve for charge backs by credit card processors and averages 5% of credit card sales processed.

Operating Activities

Net cash used in operating activities totaled $0.2 million during the quarter ended December 30, 2011. Year-to-date net loss of $3.0 million included noncash depreciation and amortization and noncash equity compensation charges of $1.5 million. Since inception, the Company has met its working capital needs principally through sales of DubLi Credits to the Company’s Business Associates. To attract and maintain the level of Business Associates, significant amounts are spent on customer acquisition costs and commissions. Together these factors are key cash flow drivers to the Company’s operating cash flows. Changes to the amount of revenue deferred and breakage estimates had a significant impact on the Company’s revenue and incremental costs in the year of the change and such changes may impact future years. In addition, we continue to be impacted by a significant reduction of available cash due to the $2.2 million of restricted cash, which relates to a dispute between the Company and one of its credit card processors, in which the credit card processor has failed to remit customer proceeds that it is holding back from the Company.

Net cash used in operating activities totaled $0.3 million during the quarter ended December 31, 2010. Year-to-date net loss of $1.3 million included noncash depreciation and amortization, and noncash equity charges of $0.5 million. In addition, a significant reduction of cash used in operating activities is reflected by the increased restricted cash, prepaid expenses offset by increases in commissions payable and deferred revenue. To attract and maintain the level of Business Associates, significant amounts are spent on customer acquisition costs and commissions. Together these factors are key cash flow drivers to the Company’s operating cash flows. Changes to the amount of revenue deferred and breakage estimates had a significant impact on the Company’s revenue and incremental costs in the year of the change and such changes may impact future years.

Investing Activities

Net cash used in investing activities totaled approximately $0.5 million during the quarter ended December 31, 2011. Cash was used in investing activities to purchase capital assets and to make payments on real estate that amounted to $0.3 million, $0.1 million was used for equipment purchases and another $0.1 million was held in restricted cash.

Net cash used in investing activities totaled approximately $0.06 million during the quarter ended December 31, 2010. Cash was used in investing activities to purchase capital assets and make payments on real estate that amounted to $0.2 million and another $0.1 million was released from restricted cash.

Financing Activities

No cash was provided by financing activities during the quarter ended December 31, 2011. However Michael Hansen traded land that he owned personally to Crown Properties to liquidate $0.2 million of the debt that we owed to them for landfill obligations.

Net cash provided by financing activities totaled $0.17 million during the quarter ended December 31, 2010 which primarily consisted of borrowings of $0.2 million and repayments of $0.03 for a vehicle loan.

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

Liquidity

The Company usually maintains a significant portion of its cash (“restricted cash”) with its two credit card processing companies to mitigate their financial risk arising from the sale of the Company’s products and services, one credit card processing company for US based transactions and the other for foreign based transactions. The reserve requirements have ranged from 5% to 50% for a rolling term of six months. The Company has classified these accounts as a current asset because the funds turnover regularly with both monthly inflows and outflows from the accounts and none of the funds are held for more than 12 months. During the first quarter of 2010, the Company became aware that one of its credit card processing companies that held $2.2 million was improperly retaining the cash for completed transactions that was due the Company. In October 2010, the Company instituted a lawsuit against this credit card processing company which in-turn terminated the agreement with the Company. In addition, the Company was informed that the credit card processing company entered into bankruptcy, however, the Company’s counsel was informed that these funds are not part of the bankruptcy. Management has also been informed by the Company’s counsel that such funds are collectible, and protracted litigation has been ongoing. Accordingly, such amount has been classified as long-term in the consolidated balance sheets. This situation has negatively impacted the Company’s cash position and resulted in increased borrowings from Michael Hansen the Company’s Chief Executive Officer. On February 24, 2012, the Court held an expedited trial on the issue of the Company's right to immediate possession of the Reserve Funds. The Court ruled that the Company was entitled to the immediate return of the Reserve Funds, in the amount of $2.1 million, which was the balance of the reserves after deduction of certain fees not challenged by the Company.

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

As a result, we currently anticipate that our cash and cash equivalents as of December 31 2011 may not be sufficient, at a minimum, to meet our liquidity needs for working capital and capital expenditures over the next few months. We recognize that traditional lending may not be available to our Company because of the current global economic debt crisis, and because web based businesses, specifically reverse auctions and network marketing companies, are considered higher risk borrowers. Even if available, there can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us.

Because of these constraints to future sources of capital and increased liquidity, in the event we need additional cash to satisfy our commitments and fund our growth, we may continue to borrow from Michael Hansen, our Chief Executive Officer. As a result of our recapitalization, we increased our authorized shares to 500 million, of which approximately 361 million are issued and outstanding as of the date of this report. Accordingly, we also may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions. The sale of additional equity securities could result in additional dilution to existing stockholders.

Between December 31, 2011 and the date of this report, we have not borrowed any money from Mr. Hansen but he has committed to support the Company and make funds available for future working capital if needed.  During 2011, we completed a private placement of $4.8 million in Europe using a Regulation S exemption from registration. We have made a second Regulation S offering available in February 2012 for 20 million shares at $0.30 per share in order to raise an additional $6 million in equity capital. As of the date of this report, we have received subscriptions of $0.9 million.

Cash in Foreign Subsidiaries

The Company has significant operations outside the US. As a result, cash generated by and used in the Company's foreign operations is repatriated only in amounts sufficient to pay management and administrative expenses in the US, or to fund certain US operational costs. As of December 31 2011, the Company held $0.6 million of unrestricted and $3.1 million of restricted cash in foreign subsidiaries.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information has been omitted because the Company qualifies as a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to the Company, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Chief Executive Officer and Chief Financial Officer further concluded that the disclosure controls and procedures were not effective as of the following prior periods: year ended September 30, 2009; three months ended December 31, 2009; six months ended March 31, 2010 and; nine months ended June 30, 2010; the year ended September 30, 2011 and the three months ended December 31, 2010; six months ended March 31, 2011 and; nine months ended December 31, 2011.

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

Remediation Plans

To address the identified material weakness discussed above, we have during fiscal year 2011 and the first quarter of 2012:

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

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual consolidated financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. While our Board of Directors has been supportive of our efforts by supporting the hiring of various individuals in our finance department, as well as, funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we cannot recruit and retain more qualified professionals. Among other things, any un-remediated material weaknesses could result in material post-closing adjustments in future financial statements.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

After NMC refused the Company's demands made in 2010 to begin releasing the Reserve Funds in accordance with the terms of the Agreement, on September 22, 2010, two wholly-owned subsidiaries of the Company, Dubli.com Limited and DubLi Network Limited (collectively, the "Subsidiaries"), through counsel, made demand upon NMC to release the Reserve Funds.   On October 27, 2010, the Subsidiaries initiated legal action against NMC in the Circuit Court in and for Miami-Dade County, Florida seeking recovery of approximately $2,162,000 of reserves held at the direction of NMC plus various other awards, costs and expenses. The Subsidiaries alleged that NMC committed civil theft and conversion by its wrongful retention and misuse of the Reserve Funds. On October 27, 2010, NMC informed the Company that it was terminating the Company’s merchant account with NMC and holding all of the Company’s funds then held in reserve for a period of 180 days after the last chargeback to the Company’s account. Notably, the Company's historical chargebacks under the Agreement have averaged less than 1.2% of sales or approximately $63,000 since the reserve account was established in December 2009. On November 1, 2010, NMC sent the Company an invoice demanding payment of a “termination fee” of $706,277 to which NMC claimed to be entitled based upon the early termination of the Company’s merchant account under the Agreement. Thereafter, the Company learned that NMC was in Chapter 11 bankruptcy and, on or about November 12, 2010, the Company learned that the Reserve Funds were being held in an escrow account at Wells Fargo Bank, controlled by First Data , as "master processor" for NMC, and that the Reserve Funds were not involved in NMC's bankruptcy.  The case filed in Circuit Court was removed to the U.S. District Court for the Southern District of Florida by the Subsidiaries and transferred in March 2011 by Court Order to the California Federal Court. On December 5, 2011, the Company dismissed this action without prejudice.

On February 9, 2011, NMC filed suit against the Company in the Superior Court of the State of California, Case Number: 30-2011-00449062-CU-BC-CJC, seeking to recover approximately $706,277, as a "termination fee" under the Agreement, plus attorneys' fees, interest and costs. NMC alleges that the Company breached the Agreement by not using NMC as its exclusive credit card processor and by taking the position that the Company does not own the website www.dubli.com. NMC alleges that it terminated the Agreement based upon the Company's alleged breaches of the Agreement and is therefore entitled to recover a fee arising from the early cancellation of the Agreement. On March 17, 2011, the Company removed the action to the California Federal Court, where it is currently pending, Case No 8:11-cv-00433-AG-JCG. On April 7, 2011, the Company filed an Answer to the Complaint, in which it denied NMC's substantive allegations, raised affirmative defenses to NMC's claims and asserted Counterclaims against NMC, First Data and parties identified as Roes 1 – 20. The Company's counterclaims, all of which are based upon or relate to the Agreement, assert claims for relief in tort, contract and unfair business practices in violation of California Business and Professions Code § 17200 et seq., and also assert claims for injunctive and declaratory relief. The Company has asserted its counterclaims to obtain a judicial determination of its rights under the Agreement, to obtain the release of all of the Company’s Reserve Funds, including $2,164,073 of Reserve Funds being held in an escrow account controlled by First Data, and to recover damages caused by the wrongful retention of the Reserve Funds. On June 13, 2011, the Court entered an Order establishing pretrial deadlines and setting the case for trial on July 31, 2012. On September 30, 2011, the Company filed a motion for preliminary mandatory injunctive relief, seeking the immediate release of the Reserve Funds, which motion was denied by the Court on November 22, 2011. On December 13, 2011, the Company filed a motion seeking an expedited trial by early February 2012 of its counterclaims relating to the Reserve Funds, or alternatively of its equitable claims for declaratory judgment and injunction seeking the release of the Reserve Funds, which motion is pending. On January 9, 2012, the Court ruled in favor of the Company’s motion and set February 14, 2012 as the date for the expedited trial on the issue of the Company’s right to the immediate return of the Reserve Funds.

On February 24, 2012, the Court held an expedited trial on the issue of the Company's right to immediate possession of the Reserve Funds. The Court ruled that the Company was entitled to the immediate return of the Reserve Funds, in the amount of $2,133, 852, which was the balance of the reserves after deduction of certain fees not challenged by the Company. The Company is taking all necessary steps to obtain a Judgment against NMC and First Data to obtain the prompt return of the Reserve Funds. The Company is also seeking to recover as part of the Judgment pre-judgment interest for the time period the Reserve Funds were wrongfully withheld and the taxable costs of suit and attorneys' fees incurred by the Company to obtain the return of the reserves. NMC's claim against the Company for payment of a termination fee is still pending and is set for trial in July 2012.

ITEM 2.    UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

None

(b) Not applicable

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities during the first quarter of fiscal 2012.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Removed and Reserved.

ITEM 5.    OTHER INFORMATION

Loans from Chief Executive Officer

On December 22, 2011, Michael Hansen loaned the Company $223,000 so that it could meet certain contractual obligations in connection with its Real Estate Contract more fully described in Note 7 to the Financial Statements. The unsecured promissory note bears interest at 3% per annum and the principal and interest are due on September 30, 2012. On February 8, 2012, the Company repaid $200,000 leaving a balance of $23,000 plus accrued interest.

ITEM 6.    EXHIBITS

No.	Description
10.1	Loan Agreement with Michael Hansen dated December 22, 2011*
31.1	Certification of Chief Executive Officer*
31.2	Certification of Chief Financial Officer*
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MEDIANET GROUP TECHNOLOGIES, INC.

Date: March 13, 2012	By:	/s/ Michael B. Hansen
Michael B. Hansen President and Chief Executive Officer

