Form 10-Q
period 2012-03-31
MEDIANET GROUP TECHNOLOGIES INC
filed 2012-05-11
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 366,246,522 Common Shares, $.001 par value per share at May 10, 2012.

USE OF NAMES

In this quarterly report, the terms “MediaNet,” “Company,” “we,” or “our,” unless the context otherwise requires, mean MediaNet Group Technologies, Inc. and its subsidiaries.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MediaNet Group Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets - Unaudited

	March 31, 2012	September 30, 2011
Assets:
Current Assets:
Cash and cash equivalents	$1,994,756	$1,503,234
Restricted cash	4,055,677	448,161
Accounts receivable	191,490	253,095
Inventories	138,810	168,846
Prepaid customer acquisition costs	6,628,110	6,958,894
Prepaid expenses	828,607	2,060,468
Total Current Assets	13,837,450	11,392,698

Property and Equipment, net	292,397	207,419

Other Assets:
Restricted cash, net	-	1,864,293
Real estate contract, net	3,129,346	3,203,847
Other	95,477	74,651
Total Other Assets	3,224,823	5,142,791
Total Assets	$17,354,670	$16,742,908

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$1,800,063	$1,650,540
Accrued and other liabilities	190,196	229,118
Loyalty points payable	219,445	318,653
Commissions payable	1,887,287	1,128,355
Deferred revenue	17,266,828	13,830,389
Note payable - related party	23,801	-
Total Current Liabilities	21,387,620	17,157,055

Stockholders' Equity (Deficit):
Preferred stock- $0.01 par value, 50 million shares authorized, -0- and -0- outstanding, respectively	-	-
Common stock -$.001 par value, 500 million shares authorized 366,246,522 and 359,802,057 issued and outstanding, respectively	366,246	359,802
Additional paid-in capital	14,197,357	11,953,103
Accumulated other comprehensive loss	(71,195)	(85,923)
Accumulated deficit	(18,525,358)	(12,641,129)
Total Stockholders' Equity (Deficit)	(4,032,950)	(414,147)
Total Liabilities and Stockholders' Equity (Deficit)	$17,354,670	$16,742,908

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011

Revenues	$29,361,662	$4,193,181	$49,472,226	$6,054,519
Direct cost of revenues	29,133,972	2,069,019	48,835,635	2,391,087
Gross profit	227,690	2,124,162	636,591	3,663,432

Selling, general and administrative	3,110,640	2,955,326	6,518,548	5,792,102
Loss (gain) on sale of Asset	-	999	-	(2,467)
Loss from operations	(2,882,950)	(832,163)	(5,881,957)	(2,126,203)

Interest expense	(1,019)	(1,303)	(2,272)	(3,801)

Loss from operations before income taxes	(2,883,969)	(833,466)	(5,884,229)	(2,130,004)

Income taxes - benefit (expense)	-	-	-	-

Net loss	(2,883,969)	(833,466)	(5,884,229)	(2,130,004)

Foreign currency translation adjustment	(61,821)	(251,635)	14,728	329,418

Comprehensive loss	$(2,945,790)	$(1,085,101)	$(5,869,501)	$(1,800,586)

Net loss per common share
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic	361,481,056	247,129,155	360,694,346	246,148,800
Diluted	374,563,284	249,696,480	370,691,443	248,645,221

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows - Unaudited

For the Six Months Ended March 31,

	2012	2011

Cash flows from operating activities
Net loss	$(5,884,229)	$(2,130,004)
Reconcile net loss to net cash from operating activities:
Depreciation and amortization	56,735	473,689
Real estate impairment	-	367,292
Recover restricted cash impairment allowance	(293,438)	-
Option agreement written off	-	250,000
Stock based compensation	2,936,767	560,876
Promotional DubLi Credits	39,351	93,740
Changes in operating assets and liabilities:
Restricted cash	(1,500,520)	(61,332)
Accounts receivable	56,175	35,474
Inventories	26,402	114,818
Prepaid customer acquisition costs	180,588	(12,649,669)
Prepaid expenses	35,153	94,224
Accounts payable	727,031	119,822
Accrued and other liabilities	(71,658)	505,566
Loyalty points payable	(99,208)	(64,866)
Commission payable	744,296	(536,986)
Deferred revenue	3,736,764	11,605,524
Net cash used in operations	690,209	(1,221,832)

Investing activities:
Purchases of equipment and software	(144,889)	(8,928)
Sale of equipment and software	2,056	-
Payments on real estate contract	(270,015)	(327,724)
Other assets	(20,826)	(26,127)
Restricted cash	-	256,888
Net cash provided by (used in) investing activities	(433,674)	(105,891)

Financing activities
Proceeds from note payable - related party	-	287,819
Repayments of note payable - related party	(202,312)	(263,666)
Proceeds from stock subscriptions	468,643	1,146,117
Net cash provided by financing activities	266,331	1,170,270

Effect of exchange rate changes on cash	(31,344)	40,724

Net increase (decrease) in cash and equivalents	491,522	(116,729)
Cash at beginning of period	1,503,234	487,171
Cash at end of period	$1,994,756	$370,442

Supplemental cash flow information:
Cash paid for interest	$2,272	$3,801
Cash paid for income taxes	-	-
Non-cash transactions
Foreign currency translation adjustment	14,668	329,418
Two step common share transfer	-	63,394
Real estate loan from officer	223,000	-

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

The Company is organized in Nevada and has its principal executive offices in Boca Raton, Florida.  The Company’s wholly owned subsidiaries are incorporated in Delaware, Florida the British Virgin Islands and Cyprus.

As of March 31 2012 and September 30, 2011, our President and Chief Executive Officer, through his control of the Zen Trust, has the indirect power to cast approximately 88% of the combined votes that can be cast by the holders of the Common Stock. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors and all other corporate actions. The Company is in the process of amending the Zen Trust Agreement to extend the date by which the shares held in the trust will be distributed to the beneficiaries.  It is now anticipated that the shares held in the Zen Trust will be distributed by May 31, 2012.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at March 31, 2012, the results of operations and cash flows for the three and six months ended March 31, 2012 and 2011.  The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the operating results expected for the fiscal year ending September 30, 2012.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.  The Condensed Consolidated Financial Statements include the accounts of MediaNet Group Technologies, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

Recent Authoritative Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Foreign Currency

Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at year-end exchange rates for assets and liabilities and historical exchange rates during the year for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive income or loss. Financial statements of subsidiaries operating in highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in current earnings. Gains or losses resulting from foreign currency transactions are recorded in operating expense. The Company has no subsidiaries operating in highly inflationary economies.

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

Note 3 – Restricted Cash

The Company has agreements with organizations that process the Master Card and Visa credit card transactions which arise from the purchase of products and DubLi Credits by business associates and customers of the Company. Credit card processors have financial risk of “chargebacks” associated with the credit card transactions because the processor generally forwards the cash generated by the purchase to the Company soon after the purchase is completed, and before the expiration of the time period in which the purchaser may object to the transaction and request a refund. The Company’s agreements with its credit card processors allow the processors each to create and maintain a reserve account that is funded by retaining cash generated from the credit card transactions that it otherwise would deliver to the Company (i.e., “restricted cash”).  The reserve requirements are 5% of the Company’s gross daily credit card transactions to be held in reserve for a rolling term of six months from the date of the transaction. The Company has restricted cash on deposit with three of its processors, one in Europe and two in the United States. With its current European and U.S. processors, the Company had on deposit $1,921,825 as of March 31, 2012 and $448,161 as of September 30, 2011.  With its former U.S. processor, the Company had on deposit $2,133,852, which was released to the Company in full on April 12, 2012.

The Company is in litigation with its former U.S. processor relating to the Company’s restricted cash formerly on deposit as reserve funds with such processor and other matters. On March 29, 2012, the Court entered a Declaratory Judgment which declared that the Company was the prevailing party with regard to the Company's declaratory judgment claim seeking the immediate return of reserve funds in the amount over $2.1 million, and ordered the immediate release of the funds to the Company. For additional information about this case and other litigation involving the Company, see Note 8 and Part II, Item 1 of this Form 10-Q.

Note 4 – Foreign Currency

Three of the Company’s foreign subsidiaries designate the Euro as their functional currency. The total amount of cash held by foreign subsidiaries, translated into U.S. Dollars at March 31, 2012 and September 30, 2011 is as follows:

	March 31, 2012			September 30, 2011
	Unrestricted	Restricted Current	Restricted Long-Term	Unrestricted	Restricted Current	Restricted Long-Term
Euro	$308,483	$747,994	$-	$868,294	$305,200	$-
Australian Dollar	90,164	64,056	-	56,072	38,538	-
U.S. Dollar	1,315,951	3,243,627	-	520,932	104,423	1,864,293
Held in foreign subsidiaries	1,714,598	4,055,677	-	1,445,298	448,161	1,864,293
Held by the US Company	280,158	-	-	57,936	-	-
Total	$1,994,756	$4,055,677	$-	$1,503,234	$448,161	$1,864,293

Note 5 – Deferred Revenue and Expense

The Company defers revenue from: (1) the unearned portion of the annual subscription fees paid by business associates who join the DubLi Network, (2) the unearned portion of the monthly online entertainment and shopping subscriptions fees, (3) the unearned portion of co-operative advertising programs, and (4) the value of the “DubLi Credits” sold to customers but not yet used to bid at auction, net of estimated breakage. Unused Credits remaining in closed or non-renewed Business Associate accounts are recorded as revenue as if earned 30 days after the account is closed. Unused Credits remaining in user accounts after one year of inactivity are also recorded as breakage revenue. Revenue from co-cop advertising programs received in advance from Business Associates is recognized ratably over the nine month life of the program. The Company also defers direct and incremental direct costs related to the sale of “DubLi Credits” under the caption “Prepaid customer acquisition costs.” The following summarizes the components of deferred expense and revenue:

	March 31, 2012	September 30, 2011
Prepaid customer acquisition costs	$6,628,110	$6,958,894

Unused DubLi Credits	$11,949,603	$13,155,511
Subscription fees	837,058	605,760
Co-op advertising	4,477,252	-
Other	2,915	69,118
	$17,266,828	$13,830,389

Note 6 – Property and Equipment

Equipment consists of office furniture, computer equipment and software as follows:

	March 31, 2012	September 30, 2011
Cost	$462,853	$323,917
Accumulated Depreciation	(170,456)	(116,498)
Total	$292,397	$207,419

Depreciation expense was $23,094 and $56,735 for the three and six months ended March 31, 2012 and $196,066 and $473,689 for the three and six months ended March 31, 2011, respectively.

Note 7 – Real Estate Contract

The Cayman Property Rights have a net book value of $3,129,346 as of March 31, 2012 which includes the full contract price of $3 million, plus a landfill obligation of $487,500 less a valuation allowance of $358,154 that is based upon a November 2010 valuation report by an independent appraiser. All of the financial obligations under the contract have been fulfilled. The contract between DubLi Properties LLC and Crown is an agreement for deed, and title is transferable upon the completion of the land fill which is expected in June 2012. See also Note 10.

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

Note 8 – Commitments and Contingencies

Litigation

Prior to November 2009, the Company relied upon one service provider which was located in Europe to process all of the credit card transactions arising from purchases of the Company’s products and DubLi Credits.  On November 23, 2009, the Company entered into a processing agreement (the "Agreement") with National Merchant Center ("NMC"), a provider located in the United States, to process U.S. currency credit card transactions. NMC terminated the Agreement on October 27, 2010, alleging that the Company breached the Agreement. NMC refused the Company's numerous demands to release the funds owned by the Company, in the amount of $2,164,073, which were being held in a reserve account controlled by First Data Merchant Services, Inc. ("First Data") ("Reserve Funds" or "Reserves"). In February 2011, NMC filed suit against the Company in state court in California seeking payment of an "early termination fee” of $706,277, and the Company removed the case to the federal district court for the Central District of California ("California Federal Court" or "Court") and counterclaimed against NMC and First Data for the release of the Reserve Funds.

On February 24, 2012, the Court held an expedited bench trial on the issue of the Company's declaratory judgment claim seeking a declaration of the Company's rights under the Agreement and immediate possession of the Reserve Funds. At the close of the trial on February 24, 2012, the Court ruled that the Company was the prevailing party on its declaratory judgment claim and was entitled to the immediate return of the Reserve Funds, in the amount of $2,133,852, which was the balance of the Reserves after deduction of certain fees not challenged by the Company. On March 29, 2012, the Court entered a Declaratory Judgment in favor of the Company which declared the Company to be the prevailing party on its claim for immediate return of the Reserve Funds. The Judgment further ordered the Clerk of Court to immediately release to MediaNet, all of the Reserve Funds which NMC had deposited with the Court, ordered NMC and First Data to immediately release to MediaNet the remaining amount of the Reserve Funds and provided that the Company may move for further relief based on the Judgment under the federal Declaratory Judgment Act. The Company received all of the Reserve Funds on April 12, 2012. As further relief following the Declaratory Judgment, the Company, on April 13, 2012, filed an application with the Court to recover certain taxable costs incurred in connection with the February 24, 2012 bench trial and, on April 14, 2012, filed a motion for an award of attorneys' fees and nontaxable expenses incurred by the Company to litigate the Reserve Funds issues and obtain the return of the Reserve Funds. NMC and First Data have opposed the Company's application to recover certain taxable cost items and have also opposed, in its entirety, the Company's motion for attorneys' fees and nontaxable expenses. The Clerk of Court is currently scheduled to consider the Company's application to tax costs against NMC and First Data on May 4, 2012, and the hearing on the Company's motion for attorneys' fees and nontaxable expenses is currently set for May 14, 2012.

On April 6, 2012, NMC filed with the Court an Application for Writ of Attachment and for Issuance of a Right to Attach Order, seeking to obtain a pre-judgment attachment of property of the Company in the amount of $706,276, which is the amount of the early termination fee which NMC seeks to recover from the Company. On April 26, 2012, the Company filed its Opposition and Evidentiary Objections to NMC's Application. NMC's application for issuance of the attachment order is set for hearing on May 14, 2012.

NMC's claim against the Company seeking payment of an early termination fee, and the Company's counterclaims for damages arising from the wrongful retention by NMC and First Data of the Reserve Funds, are still pending and are set for trial on July 31, 2012. The Company opposes the payment of any termination fee to NMC and is vigorously defending NMC's claim.

For additional information about this case and other litigation involving the Company, see Part II, Item 1 of this Form 10-Q.

Note 9– Income Taxes

For the quarters and six months ended March 31, 2012 and 2011, the Company recorded a zero income tax provision.  The effective tax rates for the periods ended March 31, 2012 and 2011 were each 0.0% which was attributed to the effect of foreign earnings, the net loss, the remaining net operating loss carryforwards and the valuation allowance against deferred tax assets.

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

Note 11 – Changes in Stockholders’ Equity and Comprehensive Income:

Changes in stockholders’ equity for the year and six months ended March 31, 2012 are summarized below:

				Accumulated
	Common Stock			Other	Retained	Total
	Shares	Par Value	Paid-In	Comprehensive	Earnings	Equity
	Outstanding	Value	Capital	Income (Loss)	(Deficit)	(Deficit)
Balance September 30, 2010	244,200,626	$244,201	$2,559,483	$(486,845)	$(8,484,095)	$(6,167,256)
Common shares issued as compensation	5,000,000	5,000	919,402			924,402
Stock based compensation			1,258,574			1,258,574
Common shares issued for services	8,865,346	8,865	2,489,422			2,498,287

Two step transfer to Trust	63,393,933	63,394	(63,394)			-
Options exercised	3,000,000	3,000				3,000
Private Placement	35,342,152	35,342	4,789,616			4,824,958
Foreign currency translation adjustment				400,922		400,922
Net loss					(4,157,034)	(4,157,034)
Balance September 30, 2011	359,802,057	$359,802	$11,953,103	$(85,923)	(12,641,129)	$(414,147)
Common shares issued as compensation	3,000,000	3,000	587,000			590,000
Stock based compensation			1,135,500			1,135,500
Common shares issued for services	100,000	100	55,456			55,556
Options exercised	1,000,000	1,000				1,000
Common shares issued in Private placement	2,344,465	2,344	466,298			468,642
Foreign currency translation adjustment				14,728		14,728
Net loss					(5,884,229)	(5,884,229)

Balance March 31, 2012	366,246,522	$366,246	$14,197,357	$(71,195)	$(18,525,358)	$(4,032,950)

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

The Company recognizes compensation expense over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2012, was $1,505,086 and $2,936,767, respectively and for the three and six months ended March 31, 2011, was $330,438 and $560,876, respectively. At March 31, 2012, the Company had unrecognized stock based compensation cost of $6,529,935 which will be recorded in future periods as options and shares vest. The expense is expected to be recognized over a period of 4.5 years.

Stock Options

A summary of the activity under our stock option plans and agreements for the six months ended March 31, 2012 is as follows:

	Shares	Weighted average exercise price
Outstanding at September 30, 2011	41,661,772	$0.133
Granted	7,082,410	$0.318
Exercised	(1,000,000)	$0.001
Forfeited	(176,680)	$0.200
Outstanding at March 31, 2012	47,567,502	$0.163
Exercisable	9,687,500	$0.111

The following summarizes information about stock options outstanding and exercisable at March 31, 2012:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Exercise price	Outstanding	contract	price	exercisable	price

$0.001	4,500,000	1.18	$0.001	2,875,000	$0.001
$0.150	34,025,092	3.84	$0.150	6,500,000	$0.150
$0.200	2,000,000	4	$0.200	-	-
$0.310	5,000,000	4	$0.310	312,500	$0.310
$0.320	898,751	3	$0.320	-	-
$0.350	1,143,659	3	$0.150	-	-
	47,567,502		$0.163	9,687,500	$0.111

The following table shows all restricted stock activity for the six months ended March 31, 2012:

Restricted shares outstanding, September 30, 2011	7,000,000
Granted	100,000
Vested	(3,100,000)
Forfeited	-
Restricted shares outstanding, March 31, 2012	4,000,000

Note 13 – Earnings per Share

The following table sets forth the computation of basic and diluted weighted-average shares used in the denominator of the per share calculations:

	For the Three Months ended March 31,		For the Six Months ended March 31,
	2012	2011	2012	2011

Basic weighted average shares outstanding	361,481,056	247,129,155	360,694,346	246,148,800
Effect of dilutive stock options and other equity-based compensation awards	13,082,228	2,567,325	9,997,096	2,496,421
Diluted weighted average shares outstanding	374,563,284	249,696,480	370,691,442	248,645,221

Options to purchase 47,567,502 and 2,125,000 shares of Common Stock were outstanding at March 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because in periods in which a net loss has been incurred, all potentially dilutive shares of Common Stock are considered anti-dilutive and thus are excluded from the calculation.

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

	For the Three Months ended March 31,				For the Six Months ended March 31,
	2012		2011		2012		2011
Revenues
European Union	$21,217,378	72%	$1,908,820	46%	$35,359,039	71%	$2,693,260	44%
North America	3,492,084	12%	374,459	9%	5,867,833	12%	679,361	11%
Australia & New Zealand	1,256,840	4%	671,429	16%	2,521,007	5%	1,084,005	18%
Worldwide	3,395,360	12%	1,238,473	30%	5,724,347	12%	1,597,893	26%
Total	$29,361,662	100%	$4,193,181	100%	$49,472,226	100%	$6,054,519	100%

Long-lived assets include property and equipment all of which resided in the United States as of March 31, 2012 and September 30, 2011. Trademarks reside in Cyprus, but have no capitalized cost recorded in the Condensed Consolidated Balance Sheets.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three and six months ended March 31, 2012 compared to the three and six months ended March 31, 2011; and (ii) our financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-Q.

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

How We Generate Revenue:

Revenue recognized from the sales of DubLi Credits made up 10.9% of our revenue in the first half of fiscal year 2012. We charge $0.80 retail for each Dubli credit that is used to bid down the price of our products on both the Xpress and Unique bid reverse auctions. The revenue earned from the usage of the credits and the breakage from unused expired credits permits us to sell products at greatly discounted prices. Breakage of expired credits purchased in the prior year is a part of our revenue as we recognized an amount of breakage equal to 5.9% of our revenue. All remaining unused credits are categorized as a liability until used or expired. 87.6% of all DubLi Credits sold in first half of fiscal year 2012 were sold to the Business Associates affiliated with our network marketing company. The Business Associates purchase the DubLi credits at an average discounted price of $0.64 which enables them to earn an average of $0.16 per unit profit upon resale to their customers. The remaining 13.4% were sold directly from the DubLi.com website at the full retail value of $0.80. In the first half of fiscal year 2012, revenue from annual subscription fees paid by our Business Associates made up 0.1% of our revenue.

New name brand products and electronic gift cards sold from the auctions made up 86.0% of our revenue in first half of fiscal year 2012 and such sales are stated at the discounted price actually paid by the customer.

During 2011, we introduced three new subscription services which offer streaming music and entertainment and a new VIP and Smart Shopper shopping and rebate programs for a monthly subscription price. In conjunction with these new service offerings, we introduced our new corporate mascot, the “Dubot,” an online assistant that demonstrates our service offerings. Sales of the subscription packages: VIP Package, Music On-Demand and the Smart Shopper Package produced 1.0% of our revenue in the first half of fiscal year 2012.

We also earn commission income from the online shops and stores affiliated with our online shopping mall from the sales they make to our customers. We split those commissions with our customers in the form of redeemable loyalty points. An immaterial amount of our revenue was from these commissions in the first half of fiscal year 2012. During 2011, we introduced new versions of our online malls, previously only available in the US and Australia.  The new mall is a search engine and online community for shoppers. We initially launched the new online shopping malls launching in three markets; Germany, the US and Canada and Australia in the first and second quarters. We later launched the malls in Spain and Denmark in the third and fourth quarters and the Global Mall was launched in October, just after our fiscal year ended.

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

We also continue to invest aggressively in our systems, data centers, corporate facilities, information technology infrastructure, and employees. We expect to increase our hiring in 2012 and provide competitive compensation programs for our employees. Our full-time employee and contractor headcount was 22 at September 30, 2009, 40 at September 30, 2010, 50 at September 30, 2011, and 56 at March 31, 2012. We expect acquisitions will become an important component of our strategy and use of capital. We also expect partner programs will become an important component of our strategy as we seek out partners with large retail customer bases who are interested in earning incremental revenue by private labeling our shopping and entertainment website. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs, and other costs.

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

Results of Operations

The following tables sets forth certain of our results of operations for the periods indicated:

	Three months ended March 31,		Increase	Percent	Percent of Revenue
	2012	2011	(Decrease)	Change	2012	2011

Revenues	$29,361,662	$4,193,181	$25,168,481	600.2%	100%	100%
Direct cost of revenues	29,133,972	2,069,019	27,064,953	1308.1%	99%	49%
Gross profit	227,690	2,124,162	(1,896,472)	-89.3%	1%	51%
Selling, general and administrative expense	3,110,640	2,956,325	154,315	5.2%	11%	71%
Loss from operations	(2,882,950)	(832,163)	(2,050,787)	246.4%	-10%	-20%
Other expense	(1,019)	(1,303)	284	-21.8%	0%	0%
Loss from operations before income taxes	(2,883,969)	(833,466)	(2,050,503)	246.0%	-10%	-20%
Income taxes	-	-	-		0%	0%
Net loss	(2,883,969)	(833,466)	(2,050,503)	246.0%	-10%	-20%
Foreign currency translation adjustment	(61,821)	(251,635)	189,814	-75.4%	0%	-6%
Comprehensive loss	$(2,945,790)	$(1,085,101)	$(1,860,689)	171.5%	-10%	-26%

	Six months ended March 31,		Increase	Percent	Percent of Revenue
	2012	2011	(Decrease)	Change	2012	2011

Revenues	$49,472,226	$6,054,519	$43,417,707	717.1%	100.0%	100.0%
Direct cost of revenues	48,835,635	2,391,087	46,444,548	1942.4%	98.7%	39.5%
Gross profit	636,591	3,663,432	(3,026,841)	-82.6%	1.3%	60.5%
Selling, general and administrative expense	6,518,548	5,789,635	728,913	12.6%	13.1%	95.6%
Loss from operations	(5,881,957)	(2,126,203)	(3,755,754)	176.6%	-11.9%	-35.1%
Other expense	(2,272)	(3,801)	1,529	-40.2%	0.0%	-0.1%
Loss from operations before income taxes	(5,884,229)	(2,130,004)	(3,754,225)	176.3%	-11.9%	-35.2%
Income taxes	-	-	-		0.0%	0.0%
Net loss	(5,884,229)	(2,130,004)	(3,754,225)	176.3%	-11.9%	-35.2%
Foreign currency translation adjustment	14,728	329,418	(314,690)	-95.5%	0.0%	5.4%
Comprehensive loss	$(5,869,501)	$(1,800,586)	$(4,068,915)	226.0%	-11.9%	-29.7%

Revenues

The following tables set forth the major components of revenue for the periods indicated:

	Three months ended March 31, 2012
Revenue	Q2 2012	% Revenue	Q2 2011	% Revenue	Change	% change
Credits used	1,346,274	4.6%	1,531,956	36.5%	(185,682)	-12.1%
Credits broken	1,569,758	5.3%	1,771,976	42.3%	(202,218)	-11.4%
Total credits	2,916,032	9.9%	3,303,932	78.8%	(387,900)	-11.7%
Auction sales	25,772,193	87.8%	213,235	5.1%	25,558,958	11986.3%
Network fees	344,468	1.2%	573,920	13.7%	(229,452)	-40.0%
Subscriptions	260,836	0.9%	21,241	0.5%	239,595	1128.0%
Other	68,133	0.2%	80,853	1.9%	(12,721)	-15.7%
Total	29,361,662	100.0%	4,193,181	100.0%	25,168,481	600.2%

	Six months ended March 31, 2012
Revenue	Q2 2012	% Revenue	Q2 2011	% Revenue	Change	% change
Credits used	2,927,313	5.9%	2,071,154	34.2%	856,159	41.3%
Credits broken	2,469,946	5.0%	2,039,309	33.7%	430,637	21.1%
Total credits	5,397,259	10.9%	4,110,463	67.9%	1,286,796	31.3%
Auction sales	42,671,476	86.3%	547,349	9.0%	42,124,127	7696.0%
Network fees	671,990	1.4%	1,141,923	18.9%	(469,933)	-41.2%
Subscriptions	519,779	1.1%	24,956	0.4%	494,823	1982.8%
Other	211,722	0.4%	229,828	3.8%	(18,106)	-7.9%
Total	49,472,226	100.0%	6,054,519	100.0%	43,417,707	717.1%

During the second quarter of fiscal year 2012, we recorded revenue of $29.4 million, an increase of revenue of 600.2% from the $4.2 million recorded in the same quarter in 2011. During the first half of fiscal year 2012, we recorded revenue of $49.5 million, an increase of revenue of 717.1% from the $6.0 million recorded in the first half of 2011. A significant portion of this revenue increase is attributed to the change in format of our Xpress auctions and the growth of our network of Business Associates in new countries.

Our revenue earned from the sale of products from our online auction site was $25.8 million in the second quarter of fiscal year 2012 as compared to $0.2 million in the second quarter 2011, which resulted in an improvement of $25.6 million. The sale of products was $42.7 million and $0.5 million respectively for the six months ended March 31, 2012 an increase of $42.1 million. The large increase in volume is due to a change in the format of the Xpress Auction that we adopted in May 2011 whereby we replaced all products and services with electronic gift cards that are redeemable for cash. This new concept has a much broader appeal to consumers than the limited product offerings that we previously auctioned. We have experienced greatly expanded participation in the Xpress auction as a direct result of changing the format from low volume high margin goods, to high volume, low margin electronic gift cards. This is in line with the company’s marketing strategy to attract traffic and business to our websites in order to drive incremental revenue from advertising and partner programs. Unlike most traditional business models, our revenue from the sale of products at our online auction site results from our use of a reverse auction business model, in which the customer bids down the selling price of the product sold. Accordingly, the lower the selling price, the more revenue we are earning from the sale of a Credit that is used to bid at our online auction site. For this reason, management does consider the revenue earned from the sale of products to be integral to its business model.

We recognize revenue from the sale of DubLi Credits when a customer makes a bid at one of our online auctions by using the Credit. In addition, revenue includes the Company’s estimate, known as breakage, of DubLi Credits that will not be used. For the three and six months ended March 31, 2012, we sold 4.4 million and 7.4 million Dubli Credits for total sales proceeds of $2.9 million and $4.9 million, respectively compared to the three and six months ended March 31, 2011 when we sold 1.8 million and 5.2 million DubLi Credits for total sales proceeds of $1.2 million and $3.4 million, a 149% and 47% increase in quarterly and year to-date sales, respectively. This is attributable to an overall decrease in sales activity during fiscal 2011 because the Company scaled back its sales and marketing effort in 2011 while it made changes to its Xpress auction format, back office systems and other administrative changes. Now in fiscal 2012 with the implementation of the new format, we are again increasing sales and marketing efforts as described below. Of those unit sales, we recognize as revenue only those DubLi Credits that were used on the auction site (“usage”) and those that expire unused in closed Business Associate accounts (“breakage”). For the three and six months ended March 31, 2012, revenue earned from the usage of the DubLi Credits from our online auctions was $1.3 million and $3.0 million, respectively as compared to $1.5 million and $2.1 million for the three and six months ended March 31, 2011. The result was a slight decrease of $0.2 million or 12.1% for the second quarter and a $0.9 million or 41.3% increase in usage in the first half of 2012 for DubLi Credits previously unused. Usage revenue made up 4.6% and 5.9% of total revenue in the second quarter and first half of fiscal year 2012, respectively. Revenue earned from the breakage of the DubLi Credits was $1.6 million and $2.5 million in in the second quarter and first half of fiscal year 2012, respectively as compared to $1.8 million and $2.0 million during the same periods in 2011. This $0.5 million half year increase was due to a larger number of Business Associates accounts closing in first quarter of fiscal year 2012 than in 2011, a result of our decreased marketing efforts. As new Business Associates join our network, there is always some percentage of Business Associates who do not remain in the program.  With the new Xpress auction format we are reducing the breakage percentage and increasing the utilization rate. As the utilization rate increases, more Business Associates remain in the network thereby increasing the amount of DubLi Credits they sell to customers resulting in increased auction activity.

Total revenue recognized from usage and breakage of DubLi Credits was $3.0 million and $5.4 million for the three and six months ended March 31, 2012 as compared to $3.3 million and $4.1 during the same periods in 2011. The combined 11.7% quarterly decrease and 31.3% year to date increase indicates similar second quarter results that followed large increases in the first quarter 2012 in both usage and breakage. Total revenue recognized on DubLi Credits was 9.9% and 78.8% of total revenues in the second quarter of fiscal years 2012 and 2011, respectively, and 10.9% and 67.9% of year to date revenue in the first half of 2012 and 2011, respectively. Revenue from DubLi credits as a percentage of total sales decreased significantly due to the large increase in sales from the Xpress auctions in 2012. In the last quarter of 2011, we began to see increased sales activity resulting from renewed interest in our Xpress auction based on the format change from products and services to electronic gift cards. This change has increased auction sales activity and has significantly increased DubLi Credit usage as a percentage of total unit sales. Second quarter 2012 and 2011 usage was 59.0% and 78.6% of unit sales, respectively. We expect these trends to continue throughout 2012 as a result of our existing customers are becoming more familiar with the online auction process, reductions in the user learning curve for new customers, improvements in our website, increases and our continued training of Business Associates in customer retention, new product rollouts and technology.

In addition, revenue earned from the sale of DubLi Credits from our Company website was $0.7 million in the second half of 2012 as compared to $0.1 million in in the second half of 2011, an increase of $0.6 million or 583.2%. The increase is the result of an increase in traffic to the website resulting from the new auction format. We earn this revenue from customers purchasing DubLi Credits directly from the Company rather than from a Business Associate. The Company is more interested in revenue from the sale of DubLi Credits by Business Associates rather than from internally sold DubLi Credits because the Company believes that the Business Associate network is more efficient and cost effective than other forms of advertising and marketing. For this reason, the Company does not consider the increase resulting from customers purchasing DubLi Credits directly from the Company to be as important as revenue resulting from sale of DubLi Credits to Business Associates.

We also earn revenue from the enrollment fee charged to a Business Associate when they either join or renew their membership. Our revenue earned from enrolling new and renewing old Business Associates is not significant by design. Our goal is to earn revenue from sales of our products and services rather than recruitment of Business Associates and therefore these fees are kept low intentionally. Enrollment fee revenue was $0.03 million and $0.7 million in the second quarter and first half of fiscal year 2012 as compared to $0.06 million and $1.1 million in the periods in 2011; this 40.0% and 41.2% decline resulted from reduced marketing efforts while we restructured our business model. We did expand our multi-level marketing activities in new countries which enabled us to replace our turnover of Business Associates.

During the first quarter of 2011, we rolled out an improved website to enhance our customers shopping experience with improved integration of the web shopping mall experience with our auction and music sites. In addition, we introduced several new subscription packages. Revenue earned from the VIP, Music on Demand and Super Saver Packages was $0.3 million and $0.5 million for the second quarter and first half year ended March 31, 2012. Because these programs are new, revenue earned during 2011 from these new product offerings was not yet significant.

Direct Costs

Direct costs are those costs that consist of commissions that are earned by our Business Associates and costs of products acquired which are used in the auctions and gift cards that are redeemed by our shopping mall customers.

We incurred direct costs of $29.1 million and $48.8 million in the second quarter and first half of 2012 as compared to $2.0 million and $2.4 million during the same periods in 2011, which resulted in increases of $27.1 million and $46.4 million or 1,308.1% and 1,942.4%, respectively.

Our cost of inventory sold and cash deliveries of electronic gift cards for our online auctions were $26.5 million and $44.9 million in the second quarter and first half of 2012 as compared to $0.4 million and $1.0 million in the second quarter and first half of 2011, which resulted in an increases of $26.1 million and $43.9 million or 6,395.1% and 4302.0% respectively. This increase is due to the increase in sales volume that we experienced as a result of the change in format of the Xpress auction.

Commission expense to Business Associates was $2.6 million and $3.9 million in the second quarter and first half of fiscal year 2012 compared to $1.6 million and $2.5 million in the second quarter and first half of fiscal year 2011. The increases of $1.3 million occurred all in the second quarter of 2012 with the increase in marketing and overall business activity within DubLi Network.

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

These accounts have a significant effect on the Company earnings because we have been paid in advance of the service that we have sold and because we pay commissions and other costs in advance of the recognition of sales revenue. Our cash flow precedes our net earnings from such activities. The following tables show the significance of the asset and liability accounts and their future impact on our earnings results. The trend indicates a steady decrease in deferred revenue despite an increasing trend in sales of DubLi Credits. This trend indicates that consumers are presently using their DubLi Credits at a faster rate which will increase the rate of revenue recognition. In the current quarter, the growth in sales outpaced the usage of our services.

	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012

Prepaid customer acquisition costs	$10,844,727	$10,448,041	$7,620,225	$6,958,894	$6,710,127	$6,628,110
Deferred revenue	$21,337,242	$20,421,194	$15,081,425	$13,830,389	$14,037,163	$11,949,603

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense consists primarily of: payroll and related expenses for executive and administrative personnel; fees for professional services; costs related to leasing, maintaining and operating our facilities; credit card fees; recruiting fees; travel costs for executive and administrative personnel; insurance, expenses and fees associated with the reporting and other obligations of a public company; bad debts; and other general and administrative services. Fees for professional services include amounts due to lawyers, auditors, tax advisors, and other professionals in connection with operating our business, and evaluating and pursuing new opportunities. These costs increased by $0.1 million from $3.0 million in the second quarter of fiscal year 2011 to $3.1 million in the second quarter of fiscal year 2012, a 5.2% increase. SG&A increased $0.7 million year to date from $5.8 million in fiscal year 2011 to $6.5 million in fiscal year 2012.

The significant changes to the components of SG&A expense for the six months ended March 31, 2012 were the results of a $0.5 million or 404.1% increase in advertising and marketing costs. Second quarter advertising and marketing were comparable at $0.06 million and $0.08 million in 2012 and 2011, respectively. We have increased our marketing efforts from $0.1 million in the first half of 2011 to $0.5 million in the first half of 2012 in order to promote our improved websites and new product offerings. Depreciation and amortization decreased 88.2% for the quarter and 88.0% for the half year. Depreciation and amortization expense decreased $0.18 million to $0.02 million from $0.2 million during the second quarters of 2012 and 2011, respectively and from $0.5 million to $0.05 million from the first half of fiscal year 2011 to 2012 due to an increase in fully depreciated assets in capitalized computer hardware and software. The primary factor driving the increase in SG&A costs was stock compensation which increased 182.9% when comparing the second quarter expense of $0.9 million in 2012 to that of $0.3 million in 2011. Year to date, stock compensation increased 217.5% from $0.6 million to $1.8 million as a result of new stock and option grants to the CEO, COO, the Board Members and various other employees and contractors. Other SG&A costs decreased 11.9% from $4.6 million to $4.1 million from the first half of 2011 to the first half 2012.

Interest Expense, Net

Interest expense, net, consists primarily of earnings on our cash, cash equivalents net of interest expense. Interest expense was $1,019 and $1,303 in the second quarter and $2,272 and 3,801 for 2012 and 2011, respectively. The decrease in interest expense results from the decreased borrowings from Michael Hansen, our Chief Executive Officer.

Income Taxes

For the quarters ended March 31 2012 and 2011, we recorded the following tax provisions (benefits) (in thousands except percentages):

	2011	2010

Provision (benefit) for taxes	$-0-	$-0-
Effective tax rates	0%	0%

Net Loss

As a result of the factors described above, for the quarter ended March 31, 2012, we generated a net loss of $2.9 million, or net loss of $0.01 per basic and diluted share. For the quarter ended March 31, 2011, we generated a net loss of $0.8 million, or a net loss of $0.00 per basic and diluted share. For the six months ended March 31, 2012 and 2011 our net loss was $5.9 million and $2.1 million respectively.

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

During the first and second quarter 2012, the US Dollar strengthened slightly against the Euro. The closing exchange rates in effect were 1.33022 at March 31, 2012 and 1.40990 at March 31, 2011 an increase of 5.6%. The average rate year-to-date decreased approximately 4.5% from 1.39427 to 1.33081.  Had the exchange rates used in the consolidated financial statements not changed from September 30, 2011, our net revenues for the three and six months ended March 31, 2012, would have been approximately $1.6 and 2.8 million higher than we reported. In addition, had the exchange rates used in the consolidated financial statements not changed from the end of fiscal year 2010, direct costs and selling, general and administrative expenses for the three and six months ended March 31, 2012, would have been $1.8 and 3.1 million higher than we reported.

Liquidity and Capital Resources

As of March 31, 2012, the Company had total cash and cash equivalents of $2.0 million. This represents a $0.5 million or 32.7% increase from the total cash and cash equivalents of $1.5 million at September 30, 2011. Restricted cash included in current assets was $4.1 million at March 31, 2012 compared to $0.4 million at September 30, 2011, an increase of 805.0% resulting from the large increase in sales volume and the inclusion of $2.1 million in reserves funds moved from other assets to current assets as a result of the recovery of those funds on April 12, 2012. The restricted cash is that held in a six month rolling reserve for charge backs by credit card processors and averages 5% of credit card sales processed.

Operating Activities

Net cash provided by operating activities totaled $0.7 million during the six months ended March 31, 2012. Year-to-date net loss of $5.9 million included noncash depreciation and amortization and noncash equity compensation charges of $2.7 million. Since inception, the Company has met its working capital needs principally through sales of DubLi Credits to the Company’s Business Associates. To attract and maintain the level of Business Associates, significant amounts are spent on customer acquisition costs and commissions. Together these factors are key cash flow drivers to the Company’s operating cash flows. Changes to the amount of revenue deferred and breakage estimates had a significant impact on the Company’s revenue and incremental costs in the year of the change and such changes may impact future years. During the second quarter, we continued to be impacted by a significant reduction of available cash due to the $2.1 million of restricted cash, which relates to a dispute between the Company and one of its credit card processors, in which the credit card processor has failed to remit customer proceeds that it is holding back from the Company. However, the Company recovered those funds in full on April 12, 2012.

Net cash used in operating activities totaled $1.2 million during the six months ended March 31, 2011. Year-to-date net loss of $2.1 million included noncash depreciation and amortization, and noncash equity charges of $1.7 million. In addition, a significant reduction of cash used in operating activities is reflected by the increased restricted cash, prepaid expenses offset by increases in commissions payable and deferred revenue. To attract and maintain the level of Business Associates, significant amounts are spent on customer acquisition costs and commissions. Together these factors are key cash flow drivers to the Company’s operating cash flows. Changes to the amount of revenue deferred and breakage estimates had a significant impact on the Company’s revenue and incremental costs in the year of the change and such changes may impact future years.

Investing Activities

Net cash provided by investing activities totaled approximately $1.7 million during the quarter ended March 31, 2012. Cash was used in investing activities to purchase capital assets and to make payments on real estate that amounted to $0.3 million, and $0.1 million was used for equipment. Uses of cash were offset by $2.1 million that was released from restricted cash

Net cash used in investing activities totaled approximately $0.1 million during the quarter ended March 31, 2011. Cash was used in investing activities to purchase capital assets and make payments on real estate that amounted to $0.4 million and cash was provided by $0.3 million that was released from restricted cash.

Financing Activities

$0.5 million in cash from stock subscriptions was provided by financing activities during the six months ended March 31, 2012. During the first quarter, Michael Hansen traded land that he owned personally to Crown Properties to liquidate $0.2 million of the debt that we owed to them for landfill obligations. We repaid Mr, Hansen that $0.2 million during the second quarter of 2012. Total cash provided by financing activities was $0.3 million for the six months ended March 31, 2012.

Net cash provided by financing activities totaled $1.1 million during the six months ended March 31, 2011 which primarily consisted of proceeds from stock subscriptions to a private placement of common shares.

The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution. In March 2011, we did enter into a $5 million line of credit agreement with Mr. Hansen that was repaid in full and canceled on September 30, 2011.  We can provide no assurance that we will not require additional financing.  Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Liquidity

The Company usually maintains a significant portion of its cash (“restricted cash”) with its two credit card processing companies to mitigate their financial risk arising from the sale of the Company’s products and services, one credit card processing company for US based transactions and the other for foreign based transactions. The reserve requirements have ranged from 5% to 50% for a rolling term of six months. The Company has classified these accounts as a current asset because the funds turnover regularly with both monthly inflows and outflows from the accounts and none of the funds are held for more than 12 months. During the first quarter of 2010, the Company became aware that one of its credit card processing companies that held $2.2 million was improperly retaining the cash for completed transactions that was due the Company. In October 2010, the Company instituted a lawsuit against this credit card processing company which in-turn terminated the agreement with the Company. In addition, the Company was informed that the credit card processing company entered into bankruptcy, however, the Company’s counsel was informed that these funds are not part of the bankruptcy. Management has also been informed by the Company’s counsel that such funds are collectible, and protracted litigation has been ongoing. Accordingly, such amount has been classified as long-term in the consolidated balance sheets. This situation has negatively impacted the Company’s cash position and resulted in increased borrowings from Michael Hansen the Company’s Chief Executive Officer. On February 24, 2012, the Court held an expedited trial on the issue of the Company's right to immediate possession of the Reserve Funds. The Court ruled that the Company was entitled to the immediate return of the Reserve Funds, in the amount of $2.1 million, which was the balance of the reserves after deduction of certain fees not challenged by the Company. On March 29, 2012, the Court entered a Declaratory Judgment in favor of the Company which declared the Company to be the prevailing party on its claim for immediate return of the Reserve Funds which the Company received in full on April 12, 2012.

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

We currently anticipate that our cash and cash equivalents as of March 31 2012 will be sufficient, to meet our liquidity needs for working capital and capital expenditures over the next few months. We recognize that rapid growth may deplete our cash faster than anticipated and that traditional lending may not be available to our Company because of the current global economic debt crisis, and because web based businesses, specifically reverse auctions and network marketing companies, are considered higher risk borrowers. Even if available, there can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us.

Because of potential constraints to future sources of capital and increased liquidity, in the event we need additional cash to satisfy our commitments and fund our growth, we may continue to borrow from Michael Hansen, our Chief Executive Officer. As a result of our recapitalization, we increased our authorized shares to 500 million, of which approximately 366 million are issued and outstanding as of the date of this report. Accordingly, we also may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions. The sale of additional equity securities could result in additional dilution to existing stockholders.

Between March 31, 2012 and the date of this report, we have not borrowed any money from Mr. Hansen but he has committed to support the Company and make funds available for future working capital if needed.  During 2011, we completed a private placement of $4.8 million in Europe using a Regulation S exemption from registration. We have made a second Regulation S offering available in February 2012 for 20 million shares at $0.30 per share in order to raise an additional $6 million in equity capital. As of the date of this report, we have received subscriptions of $0.5 million.

Cash in Foreign Subsidiaries

The Company has significant operations outside the US. As a result, cash generated by and used in the Company's foreign operations is repatriated only in amounts sufficient to pay management and administrative expenses in the US, or to fund certain US operational costs. As of March 31 2012, the Company held $1.7 million of unrestricted and $4.0 million of restricted cash in foreign subsidiaries.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to the Company, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Changes in Internal Control over Financial Reporting

As previously reported in Part I, Item 4 of our Form 10-Q  for the quarter ended June 30, 2011, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act). As a result of those material weaknesses in our internal control over financial reporting, our principal financial officer concluded that our internal controls over financial reporting were not effective in prior quarters. Those material weaknesses included the following:

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

Remediation Plans

To address the identified material weakness discussed above, we have during fiscal year 2011 and the first half of 2012:

1.	Engaged a firm of ERP system consultants to assist with the integration of the Company’s accounting and reporting systems into a single automated system.
2.	Hired a new Chief Financial Officer, and Controller.
3.	Commenced a reorganization of our accounting and administrative staff designed to improve workflow and enhance internal controls.
4.	Engaged a law firm to advise us regarding securities law compliance and corporate governance standards.
5.	Hired a CPA firm to assist us in the preparation of our tax accrual and footnote.
6.	Hired additional accounting staff.
7.	Engaged an internal audit firm to assist with control assessment and remediation.

To address the identified material weakness discussed above, we are in the process of enhancing our internal control processes as follows:

1.	Control Environment
a.	Continue to upgrade our accounting staff in order to achieve an effective control environment.
b.	Develop an anti-fraud program and implement a whistle-blower program and a program to manage and identify fraud risks.
c.	Continue to reorganize our accounting and administrative staff designed to improve workflow and enhance internal controls.
d.	Formalize our finance-related job descriptions for all staff levels that specifically identify required financial reporting roles, responsibilities, and competencies, and clarify responsibility for maintaining our internal controls over financial information.

e.	The Company will use its best efforts to obtain appropriate Type II SAS 70 service auditor’s reports from its service organizations when available.
f.	Complete system upgrades and take training to better utilize our ERP system to lessen the use of spreadsheets and to also develop controls over spreadsheets and migrate from spreadsheet based consolidations to using the consolidations capabilities built into our ERP system.

2.	Monitoring of internal control over financial reporting
a.	Continue to improve our policies and procedures with respect to the review, supervision and monitoring of our accounting operations.
b.	Perform a risk assessment and improve our monitoring function in conjunction with our ERP system.
c.	Formalize our process to improve the organization structure and develop forecasts and plans by which our management can measure achievement against formalized benchmarks.

3.	Period end financial close and reporting
a.	We will continue to improve our financial reporting and closing processes.
b.	We will continue to document and implement controls over financial reporting.

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

Prior to November 2009, the Company used one service provider, which was located in Europe, to process all of the credit card transactions which arise from the purchase of products and DubLi Credits by Business Associates and customers of the Company. On November 23, 2009, the Company entered into a processing agreement (the “Agreement”) with NMC, a service provider located in the United States, to process U.S. currency credit card transactions. NMC terminated the Agreement on October 27, 2010; and a dispute has arisen between the Company and NMC relating to the Agreement. NMC refused the Company's numerous demands made since early 2010 to release the approximately $2.1 million of Reserve Funds; and, on February 9, 2011, NMC filed suit, as described below, against the Company seeking payment of a “termination” or “early cancellation” fee in the amount of $706,277, which action is currently pending in the California Federal Court.

After NMC refused the Company's demands made in 2010 to begin releasing the Reserve Funds in accordance with the terms of the Agreement, on September 22, 2010, two wholly-owned subsidiaries of the Company, Dubli.com Limited and DubLi Network Limited (collectively, the "Subsidiaries"), through counsel, made demand upon NMC to release the Reserve Funds.   On October 27, 2010, the Subsidiaries initiated legal action against NMC in the Circuit Court in and for Miami-Dade County, Florida seeking recovery of approximately $2,162,000 of Reserves held at the direction of NMC plus various other awards, costs and expenses. The Subsidiaries alleged that NMC committed civil theft and conversion by its wrongful retention and misuse of the Reserve Funds. On October 27, 2010, NMC informed the Company that it was terminating the Company’s merchant account with NMC and holding all of the Company’s funds then held in reserve for a period of 180 days after the last chargeback to the Company’s account. Notably, the Company's historical chargebacks under the Agreement averaged less than 1.2% of sales or approximately $63,000 since the reserve account was established in December 2009. On November 1, 2010, NMC sent the Company an invoice demanding payment of a “termination fee” of $706,277 to which NMC claimed to be entitled based upon the early termination of the Company’s merchant account under the Agreement. Thereafter, the Company learned that NMC was in Chapter 11 bankruptcy and, on or about November 12, 2010, the Company learned that the Reserve Funds were being held in an escrow account at Wells Fargo Bank, controlled by First Data, as "master processor" for NMC, and that the Reserve Funds were not involved in NMC's bankruptcy.  The case filed in Circuit Court by the Subsidiaries was removed by NMC to the U.S. District Court for the Southern District of Florida ("Florida Federal Court") and thereafter transferred, in March 2011, by Order of the Florida Federal Court, to the California Federal Court. On December 5, 2011, the Company dismissed this action without prejudice.

On February 9, 2011, NMC filed suit against the Company in the Superior Court of the State of California, Case Number: 30-2011-00449062-CU-BC-CJC, seeking to recover approximately $706,277, as a "termination fee" under the Agreement, plus attorneys' fees, interest and costs. NMC alleges that the Company breached the Agreement by not using NMC as its exclusive credit card processor and by taking the position that the Company does not own the website www.dubli.com. NMC alleges that it terminated the Agreement based upon the Company's alleged breaches of the Agreement and is therefore entitled to recover a fee arising from the early cancellation of the Agreement. On March 17, 2011, the Company removed the action to the California Federal Court, where it is currently pending, Case No 8:11-cv-00433-AG-JCG. On April 7, 2011, the Company filed an Answer to the Complaint, in which it denied NMC's substantive allegations, raised affirmative defenses to NMC's claims and asserted counterclaims against NMC, First Data and other parties, identified as Roes 1 – 20. The Company's counterclaims, all of which are based upon or relate to the Agreement, assert claims for relief in tort, contract and unfair business practices in violation of California Business and Professions Code § 17200 et seq., and also assert claims for injunctive and declaratory relief. The Company asserted its counterclaims to obtain a judicial determination of its rights under the Agreement, to obtain the release of $2,164,073 of Reserve Funds then being held in an escrow account controlled by First Data, and to recover damages caused by the wrongful retention of the Reserve Funds. On December 13, 2011, the Company filed a motion seeking an expedited trial by early February 2012 of its counterclaims relating to the Reserve Funds, or alternatively of its equitable claims for declaratory judgment and injunction seeking the release of the Reserve Funds.

On January 9, 2012, the Court granted the Company's motion and on February 24, 2012, the Court held an expedited bench trial on the issue of the Company's declaratory judgment claim seeking a declaration of the Company's rights under its merchant agreement with NMC and immediate possession of the Reserve Funds. At the close of the trial on February 24, 2012, the Court ruled that the Company was the prevailing party on its declaratory judgment claim and was entitled to the immediate return of the Reserve Funds, in the amount of $2,133,852, which was the balance of the Reserves after deduction of certain fees not challenged by the Company. On March 29, 2012, the Court entered a Declaratory Judgment in favor of the Company which declared the Company to be the prevailing party on its claim for immediate return of the Reserve Funds. The Judgment further ordered the Clerk of Court to immediately release to MediaNet, all of the Reserve Funds which NMC had deposited with the Court, ordered NMC and First Data to immediately release to MediaNet the remaining amount of the Reserve Funds and provided that the Company may move for further relief based on the Judgment under the federal Declaratory Judgment Act. The Company received all of the Reserve Funds on April 12, 2012. As further relief following the Declaratory Judgment, the Company, on April 13, 2012, filed an application with the Court to recover certain taxable costs incurred in connection with the February 24, 2012 bench trial and, on April 14, 2012, filed a motion for an award of attorneys' fees and nontaxable expenses incurred by the Company to litigate the Reserve Funds issues and obtain the return of the Reserve Funds. NMC and First Data have opposed the Company's application to recover certain taxable cost items and have also opposed, in its entirety, the Company's motion for attorneys' fees and nontaxable expenses. The Clerk of Court is currently scheduled to consider the Company's application to tax costs against NMC and First Data on May 4, 2012, and the hearing on the Company's motion for attorneys' fees and nontaxable expenses is currently set for May 14, 2012.

On April 6, 2012, NMC filed with the Court an Application for Writ of Attachment and for Issuance of a Right to Attach Order, seeking to obtain a pre-judgment attachment of property of the Company in the amount of $706,276, which is the amount of the early termination fee which NMC seeks to recover from the Company. On April 26, 2012, the Company filed its Opposition and Evidentiary Objections to NMC's Application. NMC's application for issuance of the attachment order is set for hearing on May 14 2012.

NMC's claim against the Company seeking payment of an early termination fee, and the Company's counterclaims for damages arising from the wrongful retention by NMC and First Data of the Reserve Funds, are still pending and are set for trial on July 31, 2012. The Company opposes the payment of any termination fee to NMC and is vigorously defending NMC's claim.

ITEM 2.    UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

On March 31, 2012, MediaNet Group Technologies, Inc. (the “Company”) completed a private placement of 2,344,465 shares of its common stock, par value $0.001 per share, for total cash proceeds of $468,643.  The Company issued the shares to the investors pursuant to Regulation S of the Securities Act of 1933, as amended, on the basis that each of the investors represented that he, she or it is not a “U.S. Person” as such term is defined in Regulation S. The proceeds are used for general corporate purposes.

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

MEDIANET GROUP TECHNOLOGIES, INC.

Date: May 11, 2012	By:	/s/ Michael B. Hansen
Michael B. Hansen President and Chief Executive Officer

