Form 10-Q
period 2012-06-30
MEDIANET GROUP TECHNOLOGIES INC
filed 2012-08-13
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012, or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 371,864,326 Common Shares, $.001 par value per share at August 13, 2012.

USE OF NAMES

In this quarterly report, the terms “MediaNet,” “Company,” “we,” or “our,” unless the context otherwise requires, mean MediaNet Group Technologies, Inc. and its subsidiaries.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MediaNet Group Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets - Unaudited

	June 30, 2012	September 30, 2011
Assets:
Current Assets:
Cash and cash equivalents	$6,815,912	$1,503,234
Restricted cash	1,546,776	448,161
Accounts receivable	153,062	253,095
Finished goods inventories	130,020	168,846
Prepaid customer acquisition costs	6,356,409	6,958,894
Prepaid expenses	577,319	2,060,468
Total Current Assets	15,579,498	11,392,698

Property and Equipment, net	426,162	207,419

Other Assets:
Restricted cash, net	-	1,864,293
Real estate contract, net	3,129,345	3,203,847
Other	115,677	74,651
Total Other Assets	3,245,022	5,142,791
Total Assets	$19,250,682	$16,742,908

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$910,770	$1,308,387
Accrued and other liabilities	307,860	229,118
Loyalty points payable	153,915	318,653
Commissions payable	2,764,002	1,128,355
Customer deposits	1,591,928	342,153
Deferred revenue	18,130,555	13,830,389
Total Current Liabilities	23,859,030	17,157,055

Stockholders' Equity (Deficit):
Preferred stock- $0.01 par value, 50 million shares authorized, -0- and -0- outstanding, respectively	-	-
Common stock -$.001 par value, 500 million shares authorized 371,864,326 and 359,802,057 issued and outstanding, respectively	371,864	359,802
Additional paid-in capital	15,784,110	11,953,103
Accumulated other comprehensive income (loss)	49,343	(85,923)
Retained earnings (deficit)	(20,813,665)	(12,641,129)
Total Stockholders' Equity (Deficit)	(4,608,348)	(414,147)
Total Liabilities and Stockholders' Equity (Deficit)	$19,250,682	$16,742,908

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations – Unaudited

	For the Three Months ended June 30,		For the Nine Months ended June 30,
	2012	2011	2012	2011

Revenues	$151,944,510	$8,123,050	$201,416,736	$14,177,569
Direct cost of revenues	151,062,362	4,626,296	199,897,997	7,017,384
Gross profit	882,148	3,496,754	1,518,739	7,160,185

Selling, general and administrative	3,169,903	2,608,592	9,688,451	8,398,227
Loss from operations	(2,287,755)	888,162	(8,169,712)	(1,238,042)

Interest expense	(552)	(13,888)	(2,824)	(17,689)

(Loss) income from operations before income taxes	(2,288,307)	874,274	(8,172,536)	(1,255,731)

Income taxes	-	-	-	-

Net (loss) income	(2,288,307)	874,274	(8,172,536)	(1,255,731)

Foreign currency translation adjustment	120,538	(3,713)	135,266	325,705

Comprehensive (loss) income	$(2,167,769)	$870,561	$(8,037,270)	$(930,026)

Net loss per common share
Basic	$(0.01)	$0.00	$(0.02)	$(0.00)
Diluted	$(0.01)	$0.00	$(0.02)	$(0.00)

Weighted average shares outstanding:
Basic	366,506,095	319,741,435	362,624,526	270,679,678
Diluted	381,089,154	324,735,748	374,144,697	274,008,730

See accompanying notes to condensed consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

For the Nine Months Ended June 30,

	2012	2011
Cash flows from operating activities
Net loss	$(8,172,536)	$(1,255,731)
Reconcile net loss to net cash from operating activities:
Depreciation and amortization	76,825	683,321
Real estate impairment	-	367,292
Recovery of impairment of restricted cash	(289,863)	-
Option agreement written off	-	250,000
Stock based compensation	4,249,634	1,483,519
Promotional DubLi Credits	194,754	113,780
Changes in operating assets and liabilities:
Restricted cash	893,850	(67,516)
Accounts receivable	84,497	(166,337)
Inventory	26,080	154,339
Prepaid expenses	(265,127)	83,472
Prepaid customer acquisition costs	22,189	(9,876,824)
Accounts payable	204,012	(226,007)
Accrued and other liabilities	(347,288)	566,999
Loyalty points payable	(164,738)	(46,547)
Commission payable	1,630,447	(314,118)
Customer deposits	1,348,769	113,913
Deferred revenue	5,756,241	6,205,682
Net cash provided by (used in) operations	5,247,746	(1,930,763)

Investing activities:
Purchases of equipment and software	(301,400)	(78,988)
Sale of equipment and software	2,642	-
Payments on real estate contract	(266,726)	(480,863)
Payments on land investment	(20,200)	-
Other assets	(20,826)	(72,727)
Restricted cash	-	302,055
Net cash used in investing activities	(606,510)	(330,523)

Financing activities
Proceeds from note payable - related party	-	453,208
Repayments of note payable - related party	(225,144)	(1,205,364)
Proceeds from stock subscriptions	1,247,848	3,368,572
Net cash provided by financing activities	1,022,704	2,616,416

Effect of exchange rate changes on cash	(351,262)	87,951

Net increase in cash and equivalents	5,312,678	443,081
Cash at beginning of period	1,503,234	487,171
Cash at end of period	$6,815,912	$930,252

Supplemental cash flow information:
Cash paid for interest	$2,824	$17,689
Cash paid for income taxes	31,685	-
Non-cash transactions
Foreign currency translation adjustment	135,266	325,705
Two step common share transfer	-	63,394
Real estate loan from officer	223,000	-
Stock issued for future consulting services	36,537	-

See accompanying notes condensed to consolidated financial statements.

MediaNet Group Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Description of Business

MediaNet Group Technologies, Inc. (“MediaNet Group,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global marketing company that sells merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  Our online auctions are conducted in Europe, North America, Australia and New Zealand and a global auction portal serving the balance of the world.  We have a large network of independent Business Associates that sell the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  The Credits have no monetary value, no stored value, and are not refundable after three days, and they cannot be redeemed for products or services and they may only be used to bid at auction. These auctions are designed to offer consumers substantial savings on these goods.  The Company, through its BSP Rewards, Inc. subsidiary, also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

The Company is organized in Nevada and has its principal executive offices in Boca Raton, Florida.  The Company’s wholly owned subsidiaries are incorporated in Delaware, Florida the British Virgin Islands and Cyprus.

As of June 30, 2012 and September 30, 2011, our President and Chief Executive Officer, through his control of the Zen Trust, has the indirect power to cast approximately 88% of the combined votes that can be cast by the holders of the Common Stock. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors and all other corporate actions. The Company is in the process of amending the Zen Trust Agreement to extend the date by which the shares held in the trust will be distributed to the beneficiaries.  It is now anticipated that the shares held in the Zen Trust will be distributed by August 31, 2012.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 2012, the results of operations and cash flows for the three and nine months ended June 30, 2012 and 2011.  The results of operations for the three and nine months ended June 30, 2012 are not necessarily indicative of the operating results expected for the fiscal year ending September 30, 2012.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.  The Condensed Consolidated Financial Statements include the accounts of MediaNet Group Technologies, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

Revenue Recognition

Product Sales and Services - The Company recognizes revenue in accordance with ASC subtopic 605-10, Revenue Recognition (“ASC 605-10”).  ASC 605-10 requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue that is subject to refund, and, for which the product has not been delivered or the service has not been rendered net of an estimated allowance for breakage. The Company revenue recognition policies for each of its products and services were fully described in its Form 10-K for the year ended September 30, 2011. The following expanded service offering are described below:

•	Goods and services sold at auction – Revenue is recognized after receipt of payment and product shipment net of credit card charge-backs and refunds. Prior to June 2011, Xpress auctions consisted of name brand products and services purchased for resale from retailers, wholesalers and manufacturers. In June 2011, the Company changed the format to exclusively offer electronic gift cards that are redeemable for cash. In an Xpress auctions, the Gift Card up for auction is displayed with a starting price, which is the lowest available value of the Gift Card (the “Starting Price”). Each time a person makes a bid (which costs him or her one Credit), the price, is decreased by either US$0.20, AU$0.20 or 0.20€ and the reduced price becomes visible to the person making a bid and to no other person. The bidder can choose to purchase the Gift Card at the reduced price so shown or can opt to wait in the hopes that others will make bids and drive down the price. The actual purchase price is always less than the starting price and often represents a substantial discount to the starting price. During 2012 the Company began adding additional discounts to each gift card to supplement the discounts created by the bidders. The Company also created a “cash organizer” for each bidder’s user account where they may store the redeemed cash value of each gift card. The bidder has the option to withdraw his funds from the organizer and take delivery of the cash proceeds at any time. The bidder may take his cash proceeds at the end of each auction onto his DubLi branded MasterCard, via bank transfer or accumulate the funds in the cash organizer. The bidder may also use the cash value accumulated in the organizer to purchase DubLi Credits, additional gift cards or other DubLi subscription services and as a result the cash organizer re-circulates large volumes of transactions within the system. The Company records the liability for the balances in the bidder’s cash organizer accounts and reports it on the consolidated balance sheet as customer deposits.

•	Co-op Advertising is a service that we provide to Business Associates whereby they can pool their marketing funds in order to participate in television and telemarketing advertising campaign managed by the Company. Each advertising campaign runs for a specific term and all customers acquired during the campaign will be allocated and commissionable to Business Associates pro-rata based upon their percentage contribution to the program. The revenue will be recognized ratably over the campaign period as the funds are spent. The Company retains a 25% service charge for producing and managing the program for the business associates.

Recent Authoritative Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Foreign Currency

Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at period end exchange rates for assets and liabilities and historical exchange rates during the period for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive income or loss. Financial statements of subsidiaries operating in highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in current earnings. Gains or losses resulting from foreign currency transactions are recorded in operating expense. The Company has no subsidiaries operating in highly inflationary economies.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's cash and cash equivalents, restricted cash, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.  The Company believes that the carrying amount of its long term investments approximate fair value.

Note 3 – Restricted Cash

The Company has agreements with organizations that process the MasterCard and Visa credit card transactions which arise from the purchase of products and DubLi Credits by business associates and customers of the Company. Credit card processors have financial risk of “chargebacks” associated with the credit card transactions because the processor generally forwards the cash generated by the purchase to the Company soon after the purchase is completed, and before the expiration of the time period in which the purchaser may object to the transaction and request a refund. The Company’s agreements with its credit card processors allow the processors each to create and maintain a reserve account that is funded by retaining cash generated from the credit card transactions that it otherwise would deliver to the Company (i.e., “restricted cash”).  The reserve requirements are 5% of the Company’s gross daily credit card transactions to be held in reserve for a rolling term of six months from the date of the transaction. The Company has restricted cash on deposit with three of its processors, one in Europe and two in the United States. With its current European and U.S. processors, the Company had on deposit $1,546,776 as of June 30, 2012 and $448,161 as of September 30, 2011.  With its former U.S. processor, the Company had on deposit $2,133,852, at September 30, 2011 which was released to the Company in full on April 12, 2012.

The Company is in litigation with its former U.S. processor relating to the Company’s restricted cash formerly on deposit as reserve funds with such processor and other matters. On March 29, 2012, the Court entered a Declaratory Judgment which declared that the Company was the prevailing party with regard to the Company's claim seeking the immediate return of reserve funds in the amount over $2.1 million, and ordered the immediate release of the funds to the Company. For additional information about this case and other litigation involving the Company, see Note 8 and Part II, Item 1 of this Form 10-Q.

Note 4 – Foreign Currency

Three of the Company’s foreign subsidiaries designate the Euro as their functional currency. The total amount of cash held by foreign subsidiaries, translated into U.S. Dollars at June 30, 2012 and September 30, 2011 is as follows:

	June 30, 2012			September 30, 2011
	Unrestricted	Restricted Current	Restricted Long-Term	Unrestricted	Restricted Current	Restricted Long-Term
Euro	$1,185,647	$729,934	$-	$868,294	$305,200	$-
Australian Dollar	94,616	24,430	-	56,072	38,538	-
U.S. Dollar	4,229,546	792,412	-	520,932	104,423	1,864,293
Held in foreign subsidiaries	5,509,809	1,546,776	-	1,445,298	448,161	1,864,293
Held by the US Company	1,306,103	-	-	57,936	-	-
Total	$6,815,912	$1,546,776	$-	$1,503,234	$448,161	$1,864,293

Note 5 – Deferred Revenue and Expense

The Company defers revenue from: (1) the unearned portion of the annual subscription fees paid by business associates who join the DubLi Network, (2) the unearned portion of the monthly online entertainment and shopping subscriptions fees, (3) the unearned portion of co-operative advertising programs, and (4) the value of the “DubLi Credits” sold to customers but not yet used to bid at auction, net of estimated breakage. Unused Credits remaining in closed or non-renewed Business Associate accounts are recorded as revenue as if earned 30 days after the account is closed. Unused Credits remaining in DubLi.com user accounts after one year of inactivity are also recorded as breakage revenue. Revenue from co-cop advertising programs received in advance from Business Associates is recognized ratably over the nine month life of the program. The Company also defers direct and incremental direct costs related to the sale of “DubLi Credits” under the caption “Prepaid customer acquisition costs.” The following summarizes the components of deferred expense and revenue:

	June 30, 2012	September 30, 2011
Prepaid customer acquisition costs	$6,356,409	$6,958,894

Unused DubLi Credits	$10,267,909	$13,155,511
Subscription fees	1,032,253	605,760
Co-op advertising	6,770,979	-
Other	59,914	69,118
	$18,130,555	$13,830,389

Note 6 – Property and Equipment

Property and equipment consists of office furniture, computer equipment and software as follows:

	June 30, 2012	September 30, 2011
Cost	$614,636	$323,917
Accumulated Depreciation	(188,474)	(116,498)
Total	$426,162	$207,419

Depreciation expense was $20,676 and $76,825 for the three and nine months ended June 30, 2012 and $209,632 and $683,321 for the three and nine months ended June 30, 2011, respectively.

Note 7 – Real Estate Contract

The Cayman Property Rights have a net book value of $3,129,345 as of June 30, 2012 which includes the full contract price of $3 million, plus a landfill obligation of $487,500 less a valuation allowance of $358,154 that is based upon a November 2010 valuation report by an independent appraiser. All of the financial obligations under the contract have been fulfilled. The contract between DubLi Properties LLC and Crown is an agreement for deed, and title is transferable upon the completion of the land fill which is expected in August 2012. See also Note 10.

The primary purpose of the Cayman Property Rights, which consists of a purchase deed with respect to 15 lots in the Cayman Islands, is to reward the highest performing DubLi Business Associates upon completion of certain performance objectives which the Company has not yet defined. The Company plans to create the bonus award program after it receives title to the land and defines the bonus objectives sometime during 2012 after which time we will publish and announce the program to the entire Business Associate Network. Such bonus awards when earned by Business Associates will be expensed as commissions when earned and then deeded to the Business Associate with free and clear title.

Note 8 – Commitments and Contingencies

Litigation

Prior to November 2009, the Company relied upon one service provider, which was located in Europe, to process all of the credit card transactions arising from purchases of the Company’s products and DubLi Credits.  On November 23, 2009, the Company entered into a processing agreement (the "Agreement") with National Merchant Center ("NMC"), a provider located in the United States, to process U.S. currency credit card transactions. NMC terminated the Agreement on October 27, 2010, alleging that the Company breached the Agreement. NMC refused the Company's numerous demands to release the funds owned by the Company, in the amount of $2,164,073, which were being held in a reserve account controlled by First Data Merchant Services, Inc. ("First Data") ("Reserve Funds" or "Reserves").  In February 2011, NMC filed suit against the Company in state court in California seeking payment of an "early termination fee” of $706,277, and the Company removed the case to the federal district court for the Central District of California ("California Federal Court" or "Court") and counterclaimed against NMC and First Data for the release of the Reserve Funds and for damages.

On February 24, 2012, the Court held an expedited bench trial on the issue of the Company's declaratory judgment claim seeking a declaration of the Company's rights under the Agreement and immediate possession of the Reserve Funds. At the close of the trial on February 24, 2012, the Court ruled that the Company was the prevailing party on its claim and was entitled to the immediate return of the Reserve Funds, in the amount of $2,133,852, which was the balance of the Reserves after deduction of certain fees not challenged by the Company. On March 29, 2012, the Court entered a Declaratory Judgment in favor of the Company which declared the Company to be the prevailing party on its claim for immediate return of the Reserve Funds. The Judgment further ordered the Clerk of Court to immediately release to MediaNet, all of the Reserve Funds which NMC had deposited with the Court, ordered NMC and First Data to immediately release to MediaNet the remaining amount of the Reserve Funds and provided that the Company may move for further relief based on the Judgment under the federal Declaratory Judgment Act. The Company received all of the Reserve Funds on April 12, 2012. As provided for by federal statute, as the prevailing party at the February 24, 2012 trial, the Company, on April 13, 2012, filed a Bill of Costs in the amount of $9,702 and an application for the Clerk of Court to tax costs in this amount against. NMC. As further relief under the federal Declaratory Judgment Act, the Company, on April 14, 2012, filed a motion for an award of attorneys' fees and nontaxable expenses incurred by the Company to litigate the Reserve Funds issues and obtain the return of the Reserve Funds ("Attorneys' Fees Motion"). NMC and First Data have opposed the Company's application to recover certain taxable cost items and have also opposed, in its entirety, the Company's Attorneys' Fees Motion. On May 20, 2012, the Clerk of Court issued a Bill of Costs which taxed costs of $8,730 against NMC. On June 4, 2012, the Court held a hearing on MediaNet's Attorneys' Fees Motion, but it has not yet ruled on such Motion.

On April 6, 2012, NMC filed with the Court an Application for Writ of Attachment and for Issuance of a Right to Attach Order ("Application"), seeking to obtain a pre-judgment attachment of property of the Company in the amount of $706,276, which is the amount of the early termination fee which NMC seeks to recover from the Company. On April 26, 2012, the Company filed its Opposition and Evidentiary Objections to NMC's Application. After a hearing on May 14, 2012, the Court on May 16, 2012, issued an Order denying NMC's Application.  NMC's claim against the Company seeking payment of an early termination fee, and the Company's counterclaims for damages arising from the wrongful retention by NMC and First Data of the Reserve Funds, are still pending and are set for trial on October 1, 2012. The Company opposes the payment of any termination fee to NMC and is vigorously defending NMC's claim.

For additional information about this case and other litigation involving the Company, see Part II, Item 1 of this Form 10-Q.

Note 9– Income Taxes

For the three and nine months ended June 30, 2012 and 2011, the Company recorded a zero income tax provision.  The effective tax rates for the periods ended June 30, 2012 and 2011 were each 0.0% which was attributed to the effect of foreign earnings, the net loss, the remaining net operating loss carryforwards and the valuation allowance against deferred tax assets.

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

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights to the Company, pursuant to agreement between Mr. Hansen and MediaNet Group Technologies, Inc. On December 22, 2011, Mr. Hansen lent the Company $223,000 under a 3% promissory note that is due in full on September 30, 2012. On February 8, 2012, the Company repaid $200,000 leaving a balance of $23,000 plus accrued interest which was repaid on June 30, 2012. The loan proceeds were used by the Company to fulfill its landfill obligations under the Real Estate Contract as more fully described in Note 7.

Note 11 – Changes in Stockholders’ Equity and Comprehensive Income:

Changes in stockholders’ equity for the year and nine months ended June 30, 2012 are summarized below:

				Accumulated
	Common Stock			Other	Retained	Total
	Shares	Par Value	Paid-In	Comprehensive	Earnings	Equity
	Outstanding	Value	Capital	Income (Loss)	(Deficit)	(Deficit)
Balance September 30, 2010 - Restated	244,200,626	$244,201	$2,559,483	$(486,845)	$(8,484,095)	$(6,167,256)
Common shares issued as compensation	5,000,000	5,000	919,402			924,402
Stock based compensation			1,258,574			1,258,574
Common shares issued for services	8,865,346	8,865	2,489,422			2,498,287
Two step transfer to Trust	63,393,933	63,394	(63,394)			-
Options Exercised	3,000,000	3,000				3,000
Private Placement	35,342,152	35,342	4,789,616			4,824,958
Foreign currency translation adjustment				400,922		400,922
Net loss					(4,157,034)	(4,157,034)
Balance September 30, 2011	359,802,057	359,802	11,953,103	(85,923)	(12,641,129)	(414,147)
Common shares issued as compensation	4,500,000	4,500	880,500			885,000
Stock based compensation			1,569,372			1,569,372
Common shares issued for services	700,037	700	134,643			134,343
Stock based Compensation for services			3,676			3,676
Options Exercised	1,830,000	1,830				1,830
Private Placement	5,032,232	5,032	1,242,816			1,247,848
Foreign currency translation adjustment				135,266		135,266
Net loss					(8,172,536)	(8,172,536)
Balance June 30, 2012	371,864,326	$371,864	$15,784,110	$49,343	$(20,813,665)	$(4,608,348)

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

The Company recognizes compensation expense over the requisite service period for vesting of the award, or to an employee’s eligible retirement date, if earlier and applicable. Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2012, was $480,565 and $2,456,202, respectively and for the three and nine months ended June 30, 2011, was $847,643 and $1,408,519, respectively. At June 30, 2012, the Company had unrecognized stock based compensation cost of $5,834,425 which will be recorded in future periods as options and shares vest. The expense is expected to be recognized over a period of 4.25 years.

Stock Options

A summary of the activity under our stock option plans and agreements for the nine months ended June 30, 2012 is as follows:

	Shares	Weighted average exercise price
Outstanding at September 30, 2011	41,661,772	$0.133
Granted	8,390,501	$0.313
Exercised	(1,830,000)	$0.001
Forfeited	(8,773,152)	$0.162
Outstanding at June 30, 2012	39,449,121	$0.171
Exercisable	10,433,211	$0.125

The following summarizes information about stock options outstanding and exercisable at June 30, 2012:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
		average	average		average
	Number	remaining	exercise	Number	exercise
Exercise price	Outstanding	contract	price	exercisable	price

$0.001	3,670,000	1.18	$0.001	2,732,500	$0.001
$0.150	27,428,620	3.84	$0.150	6,809,540	$0.150
$0.260	208,091	4	$0.260	11,111	$0.260
$0.290	1,100,000	3	$0.290	-	$-
$0.310	5,000,000	4	$0.310	625,000	$0.310
$0.320	898,751	3	$0.320	222,621	$0.320
$0.350	1,143,659	3	$0.350	32,439	$0.350
	39,449,121		$0.171	10,433,211	$0.125

The following table shows all restricted stock activity for the nine months ended June 30, 2012:

Restricted shares outstanding, September 30, 2011	7,000,000
Granted	-
Vested	(4,500,000)
Forfeited	-
Restricted shares outstanding, June 30, 2012	2,500,000

Note 13 – Earnings per Share

The following table sets forth the computation of basic and diluted weighted-average shares used in the denominator of the per share calculations:

	For the Three Months ended June 30,		For the Nine months ended June 30,
	2012	2011	2012	2011

Basic weighted average shares outstanding	366,506,095	319,741,435	362,624,526	270,679,678
Effect of dilutive stock options and other equity-based compensation awards	14,583,060	4,994,313	11,520,172	3,329,052
Diluted weighted average shares outstanding	381,089,154	324,735,748	374,144,697	274,008,730

Options to purchase 39,449,121 and 4,812,500 shares of Common Stock were outstanding at June 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because in periods in which a net loss has been incurred, all potentially dilutive shares of Common Stock are considered anti-dilutive and thus are excluded from the calculation.

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

	For the Three Months ended June 30,				For the Nine Months ended June 30,
	2012		2011		2012		2011
Revenues
European Union	$139,156,715	92%	$3,228,529	40%	$174,515,755	87%	$5,921,789	42%
North America	301,490	0%	651,116	8%	6,169,323	3%	1,330,477	9%
Australia & New Zealand	1,143,636	1%	1,757,226	22%	3,664,643	2%	2,841,231	20%
Worldwide	11,342,669	7%	2,486,179	30%	17,067,015	8%	4,084,072	29%
	$151,944,510	100%	$8,123,050	100%	$201,416,736	100%	$14,177,569	100%

Long-lived assets include property and equipment all of which resided in the United States as of June 30, 2012 and September 30, 2011. Trademarks reside in Cyprus, but have no capitalized cost recorded in the Condensed Consolidated Balance Sheets.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three and nine months ended June 30, 2012 compared to the three and nine months ended June 30, 2011; and (ii) our financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-Q.

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

DubLi.com is a global shopping and entertainment web portal that features two reverse auctions, Xpress and Unique Bid from which the Company’s own currency, DubLi Credits, are banked, sold and spent.  The Company supports four different auction websites in the US, Europe, Australia and a global portal in which people from all other countries can participate. In addition, DubLi.com features an online shopping mall which supplements the DubLi auction sites.  From this mall, consumers shop at national, brand name merchants and earn cash back rebates on these purchases. The Company has developed its own dynamic search feature that is designed to return only relevant results to the person engaging in the search. Supporting the growth of DubLi.com is the Company’s sales and marketing engine, DubLi Network, a network marketing association of independent Business Associates who are engaged in direct selling of the Company’s products and services. The global auction allows the Company’s network marketing Business Associates to market to every person in the world while simultaneously developing an extensive clientele.

How We Generate Revenue:

Revenue recognized from the sales of DubLi Credits made up 6.0% of our revenue in the first nine months of fiscal year 2012. We charge $0.80 retail for each DubLi credit that is used to bid down the price of our products on both the Xpress and Unique bid reverse auctions. The revenue earned from the usage of the credits and the breakage from unused expired credits permits us to sell products and electronic gift cards at discounted prices. Breakage of expired credits purchased in the prior year is a part of our revenue as we recognized an amount of breakage equal to 1.6% of our revenue. All remaining unused credits are categorized as a liability until used or expired. 77.4% of all DubLi Credits sold in first nine months of fiscal year 2012 were sold to the Business Associates affiliated with our network marketing company. The Business Associates purchase the DubLi credits at an average discounted price of $0.63 which enables them to earn an average of $0.17 per unit profit upon resale to their customers. The remaining 22.8% were sold directly from the DubLi.com website at the full retail value of $0.80. In the first nine months of fiscal year 2012, revenue from annual subscription fees paid by our Business Associates made up 0.5% of our revenue. We also sell training and advertising packages and conferences and events to our Business Associates which made up 0.5% of our revenue during the first nine months of fiscal 2012.

New name brand products and primarily electronic gift cards sold from the auctions made up 92.6% of our revenue in first nine months of fiscal year 2012 and such sales are stated at the discounted price actually paid by the customer.

During 2011, we introduced three new subscription services which offer streaming music and entertainment and a new VIP and Smart Shopper shopping and rebate programs for a monthly subscription price. In conjunction with these new service offerings, we introduced our new corporate mascot, the “Dubot,” an online assistant that demonstrates our service offerings. Sales of the subscription packages: VIP Package, Music On-Demand and the Smart Shopper Package produced 0.4% of our revenue in the first nine months of fiscal year 2012.

We also earn commission income from the online shops and stores affiliated with our online shopping mall from the sales they make to our customers. We split those commissions with our customers in the form of cash back rebates. An immaterial amount of our revenue was from these commissions in the first nine months of fiscal year 2012. During 2011, we introduced new versions of our online malls, previously only available in the US and Australia.  The new mall is a search engine and online community for shoppers. We initially launched the new online shopping malls in three markets; Germany, the US and Australia in the first and second quarters. We later launched the malls in Spain and Denmark in the third and fourth quarters and the Global Mall was launched in October, just after our fiscal year ended.

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

Trends in Our Business

We had a significant increase in sales volume during the third quarter of fiscal 2012 due to changes we made in the DubLi Xpress auction. Its rise in popularity is attributed to a bonus discount system that we added during the previous quarter. In addition to the discounts generated by the auction bidders themselves, the Company randomly adds a bonus discount to 90% of the auctions. That discount is not revealed until the bidder clicks the “buy now” button. This added feature has created large volumes but at reduced profit margins. The Company intends to develop this strategy as a business driver for its other offerings. The increased website traffic has increased sales and usage of DubLi credits and we expect sales of memberships to follow.

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

The main focus of our shopping programs is to provide a fun and entertaining experience to our users, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve and increase the products offered on our website. These steps include the development of electronic gift cards, cash back shopping programs, and adventure based vacation auctions, sweepstakes and an expanded global online shopping mall that provides a true worldwide shopping experience.

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

We also continue to invest in our systems, data centers, corporate facilities, information technology infrastructure, and employees. We expect to increase our hiring in 2012 and provide competitive compensation programs for our employees. Our full-time employee and contractor headcount was 22 at September 30, 2009, 40 at September 30, 2010, 50 at September 30, 2011, and 51 at June 30, 2012. We expect; (i) acquisitions will become an important component of our strategy and use of capital; (ii) partner programs will become an important component of our strategy as we seek out partners with large retail customer bases who are interested in earning incremental revenue by private labeling our shopping and entertainment website, and(iii) cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs, and other costs.

As we expand our shopping programs and other products to international markets, we continue to increase our exposure to fluctuations in foreign currency to US dollar exchange rates.

Recent Developments

The Company launched its Global online shopping mall in October 2011 and its first partner program during the third quarter of 2012. Throughout the fourth quarter of fiscal year 2011 and continuing through the third quarter of fiscal year 2012, we continued to increase sales volumes as a result of the introduction of electronic gift cards onto the Xpress Auction on DubLi.com

Organization of Information

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

Revenue recognition and deferred revenue: Product Sales and Services - The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”).  ASC 605-10 requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv), collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue that is subject to refund, and, for which the product has not been delivered or the service has not been rendered. The Company’s revenue recognition policies for each of its products and services are as follows:

•	Goods and services sold at auction – Revenue is recognized after receipt of payment and product shipment net of credit card charge-backs and refunds. Prior to June 2011, Xpress auctions consisted of name brand products and services purchased for resale from retailers, wholesalers and manufacturers. In June 2011, the Company changed the format to exclusively offer electronic gift cards that are redeemable for cash. In an Xpress auctions, the Gift Card up for auction is displayed with a starting price, which is the lowest available value of the Gift Card (the “Starting Price”). Each time a person makes a bid (which costs him or her one Credit), the price, is decreased by either US$0.20, AU$0.20 or 0.20€ and the reduced price becomes visible to the person making a bid and to no other person. The bidder can choose to purchase the Gift Card at the reduced price so shown or can opt to wait in the hopes that others will make bids and drive down the price. The actual purchase price is always less than the starting price and often represents a substantial discount to the starting price. During 2012 the Company began adding additional discounts to each gift card to supplement the discounts created by the bidders. The Company also created a “cash organizer” for each bidder’s user account where they may store the redeemed cash value of each gift card. The bidder has the option to withdraw his funds from the organizer and take delivery of the cash proceeds at any time. The bidder may take his cash proceeds at the end of each auction onto his DubLi branded MasterCard, via bank transfer or accumulate the funds in the cash organizer. The bidder may also use the cash value accumulated in the organizer to purchase DubLi Credits, additional gift cards or other DubLi subscription services and as a result the cash organizer re-circulates large volumes of transactions within the system. The Company records the liability for the balances in the bidder’s cash organizer accounts and reports it on the consolidated balance sheet as customer deposits.

•	“DubLi Credits” – Consumers bid on the Company’s online auctions by purchasing “DubLi Credits” either directly on DubLi.com or from DubLi’s independent Business Associates who are members of the DubLi Marketing Network. All proceeds from the sales of “DubLi Credits” are recorded as deferred revenue until used by the consumer in the bidding process and the related revenue is earned. Purchases of DubLi Credits are non-refundable after three days. Unused Credits remaining in closed and inactive Business Associate accounts are recorded as revenue as if earned 30 days after the account is closed. Management makes this adjustment to reduce the deferred revenue liability and to increase revenue recognized based upon the remote possibility of future redemption. Unused Credits in consumers’ accounts are expired and broken after one year.

•	Subscription Fees – “DubLi Business Associates” pay a $175 annual subscription fee for the marketing and training services provided by DubLi Network. All proceeds from the sales of subscription fees are recorded as deferred revenue and recorded as revenue ratably over the twelve month service period plus any promotional extensions.

•	Subscription Fees – DubLi Customers who purchase the “VIP”, “Music-on-Demand” or the “Smart Shopper” packages pay a monthly subscription fee of $28.95, $9.95 and $4.95, respectively, for those services. All proceeds from the sales of subscription fees are recorded as deferred revenue and recorded as revenue ratably over the monthly service period.

•	Co-op Advertising is a service that we provide to Business Associates whereby they can pool their marketing funds in order to participate in television and telemarketing advertising campaign managed by the Company. Each advertising campaign runs for a specific term and all customers acquired during the campaign will be allocated and commissionable to Business Associates pro-rata based upon their percentage contribution to the program. The revenue will be recognized ratably over the campaign period as the funds are spent. The Company retains a 25% service charge for producing and managing the program for the business associates.

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

Results of Operations

The following tables sets forth certain of our results of operations for the periods indicated:

	Three months ended
	June 30,		Increase	Percent	Percent Revenue
	2012	2011	(Decrease)	Change	2012	2011

Revenues	$151,944,510	$8,123,050	$143,821,460	1770.5%	100.0%	100.0%
Direct cost of revenues	151,062,362	4,626,296	146,436,066	3165.3%	99.4%	57.0%
Gross profit	882,148	3,496,754	(2,614,606)	-74.8%	0.6%	43.0%
Selling, general and administrative	3,169,903	2,608,592	561,311	21.5%	2.1%	32.1%
(Loss) income from operations	(2,287,755)	888,162	(3,175,917)	-357.6%	-1.5%	10.9%
Other (expense) income	(552)	(13,888)	13,336	-96.0%	0.0%	0.2%
(Loss) income from operations before income taxes	(2,288,307)	874,274	(3,162,581)	-361.7%	-1.5%	10.7%
Income taxes-benefit (expense)	-	-	-		0.0%	0.0%
Net (loss) income	(2,288,307)	874,274	(3,162,581)	-361.7%	-1.5%	10.7%
Foreign currency translation adjustment	120,538	(3,713)	124,251	-3346.4%	0.1%	0.0%
Comprehensive (loss) income	$(2,167,769)	$870,561	$(3,038,330)	-349.0%	-1.4%	10.7%

	Nine months ended
	June 30,		Increase	Percent	Percent Revenue
	2012	2011	(Decrease)	Change	2012	2011

Revenues	$201,416,736	$14,177,569	$187,239,167	1320.7%	100.0%	100.0%
Direct cost of revenues	199,897,997	7,017,384	192,880,613	2748.6%	99.2%	49.5%
Gross profit	1,518,739	7,160,185	(5,641,446)	-78.8%	0.8%	50.5%
Selling, general and administrative	9,688,451	8,398,227	1,290,224	15.4%	4.8%	59.2%
Loss from operations	(8,169,712)	(1,238,042)	(6,931,670)	559.9%	-4.1%	-8.7%
Other (expense) income	(2,824)	(17,689)	14,865	-84.0%	0.0%	-0.1%
Loss from operations before income taxes	(8,172,536)	(1,255,731)	(6,916,805)	550.8%	-4.1%	-8.9%
Income taxes-benefit (expense)	-	-	-		0.0%	0.0%
Net loss	(8,172,536)	(1,255,731)	(6,916,805)	550.8%	-4.1%	-8.9%
Foreign currency translation adjustment	135,266	325,705	(190,439)	-58.5%	0.1%	2.3%
Comprehensive (loss)	$(8,037,270)	$(930,026)	$(7,107,244)	764.2%	-4.0%	-6.6%

Revenues

The following tables set forth the major components of revenue for the periods indicated:

	Three months ended June 30, 2012
Revenue	Q3 2012	% Revenue	Q3 2011	% Revenue	Change	% change
Credits used	$5,971,518	4.0%	$675,271	8.3%	$5,296,247	784.3%
Credits broken	654,962	0.4%	6,168,283	75.9%	(5,513,321)	-89.4%
Total credits	6,626,480	4.4%	6,843,554	84.2%	(217,074)	-3.2%
Auction sales	143,796,470	94.6%	652,145	8.1%	143,144,325	21949.8%
Network fees	399,744	0.3%	416,908	5.1%	(17,164)	-4.1%
Subscriptions	329,752	0.2%	206,334	2.5%	123,418	59.8%
Advertising	670,916	0.4%	-	0.0%	670,916	0.0%
Conf. & Events	2,919	0.0%	-	0.0%	2,919	0.0%
Other	118,229	0.1%	4,109	0.1%	114,120	2777.3%
Total	$151,944,510	100.0%	$8,123,050	100.0%	$143,821,460	1770.5%

	Nine months ended June 30, 2012
Revenue	Q3 2012	% Revenue	Q3 2011	% Revenue	Change	% change
Credits used	$8,898,831	4.4%	$2,746,425	19.4%	$6,152,405	224.0%
Credits broken	3,124,908	1.6%	8,207,592	57.9%	(5,082,684)	-61.9%
Total credits	12,023,739	6.0%	10,954,017	77.3%	1,069,722	9.8%
Auction sales	186,467,946	92.6%	1,199,494	8.5%	185,268,452	15445.6%
Network fees	1,071,734	0.5%	1,558,831	10.9%	(487,097)	-31.2%
Subscriptions	849,531	0.4%	231,290	1.6%	618,241	267.3%
Advertising	670,916	0.3%	-	0.0%	670,916	0.0%
Conf. & Events	106,600	0.1%	-	0.0%	106,600	0.0%
Other	226,270	0.1%	233,937	1.7%	(7,667)	-3.3%
Total	$201,416,736	100.0%	$14,177,569	100.0%	$187,239,167	1320.7%

During the third quarter of fiscal year 2012, we recorded revenue of $151.9 million, an increase of revenue of 1770.5% from the $8.1 million recorded in the same quarter in 2011. During the first nine months of fiscal year 2012, we recorded revenue of $201.4 million, an increase of revenue of 1,320.7% from the $14.2 million recorded in the first nine months of 2011. A significant portion of this revenue increase is attributed to the change in format of our Xpress auctions aided by the growth of our network of Business Associates. The most significant increase in sales volume during the third quarter of fiscal 2012 is due to changes we made in the DubLi Xpress auction. Its rise in popularity is largely attributed to a bonus discount system that we added during the previous quarter. In addition to the discounts generated by the auction bidders themselves, the Company systematically adds a bonus discount ranging from $0.80 to $120.00 to 90% of the auctions. The discounts are randomly distributed among the auctions. That discount is not revealed until the bidder clicks the “buy now” button. This added feature has created large volumes but at reduced profit margins. The Company intends to further develop this strategy as a business driver for its other offerings.

Our revenue earned from the sale of electronic gift cards and products from our online auction site was $143.8 million in the third quarter of fiscal year 2012 as compared to $0.7 million in the third quarter 2011, which resulted in an improvement of $143.1 million. The sale of electronic gift cards and products was $186.5 million and $1.2 million respectively for the nine months ended June 30, 2012 an increase of $185.3 million. The large increase in volume is due to a change in the format of the Xpress Auction that we adopted in May 2011 whereby we replaced all products and services with electronic gift cards that are redeemable for cash. This new concept has a much broader appeal to consumers than the limited product offerings that we previously auctioned. We have experienced greatly expanded participation in the Xpress auction as a direct result of changing the format from low volume high margin goods, to high volume, low margin electronic gift cards and the bonus discounts described above. This is in line with the Company’s marketing strategy to attract traffic and business to our websites in order to drive incremental revenue from advertising and partner programs. Unlike most traditional business models, our revenue from the sale of products at our online auction site results from our use of a reverse auction business model, in which the customer bids down the selling price of the product sold. Accordingly, the lower the selling price, the more revenue we are earning from the sale of a Credit that is used to bid at our online auction site. For this reason, management does consider the amount of revenue generated from the sale of products to be integral to the Company’s business model.

We recognize revenue from the sale of DubLi Credits when a customer makes a bid at one of our online auctions by using the Credit. In addition, revenue includes the Company’s estimate, known as breakage, of DubLi Credits that will not be used. For the three and nine months ended June 30, 2012, we sold 12.6 million and 20.1 million Dubli Credits for total sales proceeds of $7.9 million and $12.8 million, respectively, compared to the three and nine months ended June 30, 2011 when we sold 2.0 million and 7.3 million DubLi Credits for total sales proceeds of $1.3 million and $4.7 million, a 489.0% and 173.1% increase in quarterly and year to-date sales, respectively. This is attributable to an overall decrease in sales activity during fiscal 2011 because the Company scaled back its sales and marketing effort in 2011 while it made changes to its Xpress auction format, back office systems and other administrative changes. In fiscal 2012 with the implementation of the new format, we are seeing improved results. Of those unit sales, we recognize as revenue only those DubLi Credits that were used on the auction site (“usage”) and those that expire unused in closed Business Associate accounts and closed user accounts (“breakage”). For the three and nine months ended June 30, 2012, revenue earned from the usage of the DubLi Credits from our online auctions was $6.0 million and $8.9 million, respectively as compared to $0.7 million and $2.7 million for the three and nine months ended June 30, 2011. The result was an increase of $5.3 million or 784.3% for the third quarter and a $6.2 million or 224% increase in usage in the first nine months of 2012 for DubLi Credits previously unused. Usage revenue made up 3.9% and 4.4% of total revenue in the third quarter and first nine months of fiscal year 2012, respectively. Revenue earned from the breakage of the DubLi Credits was $0.7 million and $3.1 million in the third quarter and first nine months of fiscal year 2012, respectively as compared to $6.2 million and $8.2 million during the same periods in 2011. The large decrease of $5.5 and $5.1 million for the three and nine months ended June 30, 2012 compared to 2011 comes from increased sales and usage rates resulting from the increased activity on the DubLi Xpress auction. With the new Xpress auction format we are reducing the breakage percentage and increasing the utilization rate. As the utilization rate increases, more Business Associates remain in the network thereby increasing the amount of DubLi Credits they sell to customers resulting in increased auction activity.

Total revenue recognized from usage and breakage of DubLi Credits was $6.6 million and $12.0 million for the three and nine months ended June 30, 2012 as compared to $6.8 million and $11.0 during the same periods in 2011. The combined 3.2% quarterly decrease and 9.8% year to date increase are the net result of increased usage and greatly reduced breakage. Total revenue recognized on DubLi Credits was 4.4% and 84.2% of total revenues in the third quarter of fiscal years 2012 and 2011, respectively, and 6.0% and 77.3% of year to date revenue in the first nine months of 2012 and 2011, respectively. Revenue from DubLi credits as a percentage of total sales decreased significantly due to the large increase in sales from the Xpress auctions in 2012. In the last quarter of 2011, we began to see increased sales activity resulting from renewed interest in our Xpress auction based on the format change from products and services to electronic gift cards and bonus discounts. This change has increased auction sales activity and has significantly increased DubLi Credit usage as a percentage of total unit sales. Third quarter 2012 and 2011 usage was 60.4% and 51.8% of unit sales, respectively. We expect these trends to continue throughout 2012 as a result of our existing customers are becoming more familiar with the online auction process, reductions in the user learning curve for new customers, improvements in our website, increases and our continued training of Business Associates in customer retention, new product rollouts and technology.

In addition, sales of DubLi Credits from our Company website was $3.6 million for the first nine months of 2012 as compared to $0.1 million in the first nine months of 2011, an increase of $3.5 million or 2,486.2%. The increase is the result of an increase in traffic to the website resulting from the new auction format. We earn this revenue from customers purchasing DubLi Credits directly from the Company rather than from a Business Associate. The Company is more interested in revenue from the sale of DubLi Credits by Business Associates rather than from internally sold DubLi Credits because the Company believes that the Business Associate network is more efficient and cost effective than other forms of advertising and marketing. For this reason, the Company does not consider the increase resulting from customers purchasing DubLi Credits directly from the Company to be as important as revenue resulting from sale of DubLi Credits to Business Associates.

We also earn revenue from the enrollment fee charged to a Business Associate when they either join or renew their membership. Our revenue earned from enrolling new and renewing old Business Associates is not significant by design. Our goal is to earn revenue from sales of our products and services rather than recruitment of Business Associates and therefore these fees are kept low intentionally. Enrollment fee revenue was $0.4 million and $1.1 million in the third quarter and first the nine months of fiscal year 2012 as compared to $0.4 million and $1.6 million in the periods in 2011; the 31.2% decline year to date resulted from reduced marketing efforts in the early part of the year while we restructured our business model. We did expand our multi-level marketing activities which enabled us to replace our turnover of Business Associates.

During the first quarter of 2011, we rolled out an improved website to enhance our customers shopping experience with improved integration of the web shopping mall experience with our auction and music sites. In addition, we introduced several new subscription packages. Revenue earned from the VIP, Music On-Demand and Super Saver Packages was $0.3 million and $0.8 million for the third quarter and first nine months year ended June 30, 2012. Because these programs are new, revenue earned during 2011 from these new product offerings was not yet significant.

Direct Costs

Direct costs are those costs that consist of commissions that are earned by our Business Associates and costs of products acquired which are used in the auctions and gift cards that are redeemed by our shopping mall customers.

We incurred direct costs of $151.1 million and $199.9 million in the third quarter and first nine months of 2012 as compared to $4.6 million and $7.0 million during the same periods in 2011, which resulted in increases of $146.5 million and $192.9 million or 3,165.3% and 2,748.6%, respectively as discussed below.

Our cost of inventory sold and cash deliveries of electronic gift cards for our online auctions were $147.8 million and $192.3 million in the third quarter and first nine months of 2012 as compared to $0.9 million and $1.9 million in the third quarter and first nine months of 2011, which resulted in an increases of $146.9 million and $190.4 million or 16,888.5% and 10,072.5% respectively. This increase is due to the increase in sales volume that we experienced as a result of the change in format of the Xpress auction.

Commission expense to Business Associates was $2.4 million and $5.0 million in the third quarter and first nine months of fiscal year 2012 compared to $0.7 million and $2.2 million in the third quarter and first nine months of fiscal year 2011. The increases of $1.7 million and 2.8 million are a result of the increase in marketing and overall business activity within DubLi Network and on DubLi.com.

Deferred revenue and Prepaid customer acquisition costs

Deferred (unearned) revenue is recorded for all sales of products and services for which we have been paid in advance. We earn the revenue from those sales when we provide the product or service. Deferred revenue consists primarily of unused DubLi credits and the unearned portion of monthly and annual subscription packages such as VIP packages and Ebiz kits. During the third quarter of fiscal year 2012, we also began selling advertising packages to our Business Associates. Revenue is recognized from DubLi Credits as they are used for bidding on the Unique Bid or Xpress Auction, or when they expire in closed Business Associate accounts. Subscriptions packages collected in advance are recognized as revenue ratably over the subscription coverage period.

Prepaid customer acquisition costs consist primarily of commissions paid to Business Associates and other incremental direct marketing and website costs incurred to support the Business Associate Network. These costs are recognized as expense in direct proportion to the related revenue recognition as it relates to unused DubLi Credits.

These accounts have a significant effect on the Company earnings because we have been paid in advance of the service that we have sold and because we pay commissions and other costs in advance of the recognition of sales revenue. Our cash flow precedes our net earnings from such activities. The following table shows the significance of the asset and liability accounts related to DubLi Credits and their future impact on our earnings results. The trend indicates a steady decrease in deferred revenue despite an increasing trend in sales of DubLi Credits. This trend indicates that consumers are presently using their DubLi Credits at a faster rate which will increase the rate of revenue recognition.

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012

Prepaid customer acquisition costs	$10,448,041	$7,620,225	$6,958,894	$6,710,127	$6,628,110	$6,356,409
Deferred revenue - DubLi Credits	$19,686,982	$14,372,024	$13,155,511	$12,519,746	$11,949,603	$10,267,909

The components of deferred revenue include the following:

	June 30, 2012	September 30, 2011
Unused DubLi Credits	$10,267,909	$13,155,511
Subscription fees	1,032,253	605,760
Co-op advertising	6,770,979	-
Other	59,914	69,118
	$18,130,555	$13,830,389

Deferred revenue from Co-op advertising represents a pool of funds that we collected in advance of a planned television and telemarketing advertising campaign program that we sold to the Business Associates. The first campaign runs from April 2012 to December 2012 and all customers acquired during the campaign will be allocated and commissionable to Business Associates pro-rata based upon their percentage contribution to the program. The revenue will be recognized ratable as the funds are spent over the campaign period. A second program is scheduled to begin in September 2012.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense consists primarily of: payroll and related expenses for executive and administrative personnel; fees for professional services; costs related to leasing, maintaining and operating our facilities; credit card fees; recruiting fees; travel costs for executive and administrative personnel; insurance, expenses and fees associated with the reporting and other obligations of a public company; bad debts; and other general and administrative services. Fees for professional services include amounts due to lawyers, auditors, tax advisors, and other professionals in connection with operating our business, and evaluating and pursuing new opportunities. These costs increased by $0.6 million from $2.6 million in the third quarter of fiscal year 2011 to $3.2 million in the third quarter of fiscal year 2012, a 21.5% increase. SG&A increased $1.3 million year to date from $8.4 million in fiscal year 2011 to $9.7 million in fiscal year 2012.

The significant changes to the components of SG&A expense for the nine months ended June 30, 2012 were the results of a $0.4 million or 239.2% increase in advertising and marketing costs. Third quarter advertising and marketing were comparable at $0.04 million and $0.07 million in 2012 and 2011, respectively. We have increased our marketing efforts from $0.2 million in the first nine months of 2011 to $0.6 million in the first nine months of 2012 in order to promote our improved websites and new product offerings. Depreciation and amortization decreased 90.1% for the quarter and 88.7% for the nine months. Depreciation and amortization expense decreased $0.18 million to $0.02 million from $0.2 million during the third quarters of 2012 and 2011, respectively and from $0.7 million to $0.07 million from the first nine months of fiscal year 2011 to 2012 due to an increase in fully depreciated assets in capitalized computer hardware and software. One of the primary factor driving SG&A costs is stock compensation which decreased 10.3% when comparing the third quarter expense of $0.85 million in 2011 to that of $0.76 million in 2012. Year to date, stock compensation increased 80.4% from $1.4 million to $2.5 million as a result of new stock and option grants to the CEO, COO, the Board Members and various other employees and contractors. Other SG&A costs increased 5.2% from $6.1 million to $6.4 million from the first nine months of 2011 to the first nine months 2012.

Income Taxes

For the quarters ended June 30 2012 and 2011, we recorded the following tax provisions (benefits) (in thousands except percentages):

	2011	2010

Provision (benefit) for taxes	$-0-	$-0-
Effective tax rates	0%	0%

Net Loss

As a result of the factors described above, for the quarter ended June 30, 2012, we generated a net loss of $2.3 million, or net loss of $0.01 per basic and diluted share. For the quarter ended June 30, 2011, we generated a net loss of $0.9 million, or a net loss of $0.00 per basic and diluted share. For the nine months ended June 30, 2012 and 2011 our net loss was $8.2 million and $1.3 million, respectively.

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

During the third quarter 2012, the US Dollar strengthened slightly against the Euro. The closing exchange rates in effect were 1.24598 at June 30, 2012 and 1.43909 at June 30, 2011 an increase of 13.4%. The average rate year-to-date decreased approximately 5.7% from 1.39427 to 1.31460.  Had the exchange rates used in the consolidated financial statements not changed from September 30, 2011, our net revenues for the three and nine months ended June 30, 2012, would have been approximately $8.7 and 11.5 million higher than we reported. In addition, had the exchange rates used in the consolidated financial statements not changed from the end of fiscal year 2011, direct costs and selling, general and administrative expenses for the three and nine months ended June 30, 2012, would have been $0.2 and 0.6 million higher than we reported.

Liquidity and Capital Resources

As of June 30, 2012, the Company had total cash and cash equivalents of $6.8 million. This represents a $5.3 million or 353.4% increase from the total cash and cash equivalents of $1.5 million at September 30, 2011. Restricted cash included in current assets was $1.5 million at June 30, 2012 compared to $0.4 million at September 30, 2011, an increase of 245.1% resulting from the large increase in sales volume, proceeds from a private placement and the recovery of $2.1 million in reserves funds on April 12, 2012. The restricted cash is held in a six month rolling reserve for charge backs by credit card processors and averages 5% of credit card sales processed.

Operating Activities

Net cash provided by operating activities totaled $5.2 million during the nine months ended June 30, 2012. Year-to-date net loss of $8.2 million included noncash depreciation and amortization and noncash equity compensation charges of $4.2 million. Since inception, the Company has met its working capital needs principally through sales of DubLi Credits to the Company’s Business Associates. To attract and maintain the level of Business Associates, significant amounts are spent on customer acquisition costs and commissions. Together these factors are key cash flow drivers to the Company’s operating cash flows. Changes to the amount of revenue deferred and breakage estimates had a significant impact on the Company’s revenue and incremental costs in the year of the change and such changes may impact future years. During the third quarter, we were no longer impacted by a significant reduction of available cash due to the $2.1 million of restricted cash, which relates to a dispute between the Company and one of its credit card processors, in which the credit card processor has failed to remit customer proceeds that it was holding back from the Company. The Company recovered those funds in full on April 12, 2012.

Net cash used in operating activities totaled $1.9 million during the nine months ended June 30, 2011. Year-to-date net loss of $1.3 million included noncash depreciation and amortization, and noncash equity charges of $2.9 million. In addition, a significant reduction of cash used in operating activities is reflected by the increased restricted cash, prepaid expenses offset by increases in commissions payable and deferred revenue. To attract and maintain the level of Business Associates, significant amounts are spent on customer acquisition costs and commissions. Together these factors are key cash flow drivers to the Company’s operating cash flows. Changes to the amount of revenue deferred and breakage estimates had a significant impact on the Company’s revenue and incremental costs in the year of the change and such changes may impact future years.

Investing Activities

Net cash used in investing activities totaled approximately $0.6 million during the nine months ended June 30, 2012. Cash was used in investing activities to purchase capital assets and to make payments on real estate.

Net cash used in investing activities totaled approximately $0.3 million during the nine months ended June 30, 2011. Cash was used in investing activities to purchase capital assets and make payments on real estate that amounted to $0.6 million and cash was provided by $0.3 million that was released from restricted cash.

Financing Activities

$1.2 million in cash from stock subscriptions was provided by financing activities during the nine months ended June 30, 2012. During the first quarter, Michael Hansen traded land that he owned personally to Crown Properties to liquidate $0.2 million of the debt that we owed to them for landfill obligations. We repaid Mr, Hansen that $0.2 million during the third quarter of 2012. Total cash provided by financing activities was $1.0 million for the nine months ended June 30, 2012.

Net cash provided by financing activities totaled $2.6 million during the nine months ended June 30, 2011 which primarily consisted of $3.4 million in proceeds from stock subscriptions to a private placement of common shares less a $1.2 million repayment of the loan from Michael Hansen plus borrowing of $0.5 million.

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

Liquidity

The Company usually maintains a significant portion of its cash (“restricted cash”) with its two credit card processing companies to mitigate their financial risk arising from the sale of the Company’s products and services, one credit card processing company for US based transactions and the other for foreign based transactions. The reserve requirements have ranged from 5% to 7% for a rolling term of six months. The Company has classified these accounts as a current asset because the funds turnover regularly with both monthly inflows and outflows from the accounts and none of the funds are held for more than 12 months. During the first quarter of 2010, the Company became aware that one of its credit card processing companies that held $2.2 million was improperly retaining the cash for completed transactions that was due the Company. In October 2010, the Company instituted a lawsuit against this credit card processing company which in-turn terminated the agreement with the Company. The federal court subsequently ruled that the Company was entitled to the immediate return of $2.1 million, which was the balance of the reserves after deduction of certain fees not challenged by the Company.

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

We currently anticipate that our cash and cash equivalents as of June 30, 2012 will be sufficient to meet our liquidity needs for working capital and capital expenditures over the next few months. We recognize that rapid growth may deplete our cash faster than anticipated and that traditional lending may not be available to our Company because of the current global economic debt crisis, and because web based businesses, specifically reverse auctions and network marketing companies, are considered higher risk borrowers. Even if available, there can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us.

Because of potential constraints to future sources of capital and increased liquidity, in the event we need additional cash to satisfy our commitments and fund our growth, we may continue to borrow from Michael Hansen, our Chief Executive Officer. As a result of our recapitalization, we increased our authorized shares to 500 million, of which approximately 372 million are issued and outstanding as of the date of this report. Accordingly, we also may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions. The sale of additional equity securities could result in additional dilution to existing stockholders.

Between June 30, 2012 and the date of this report, we have not borrowed any money from Mr. Hansen but he has committed to support the Company and make funds available for future working capital if needed.  During 2011, we completed a private placement of $4.8 million in Europe using a Regulation S exemption from registration. On July 15, 2012, we completed a private placement of 7,874,241 common shares under a Regulation S exemption from registration for total cash proceeds of $2.4 million pursuant to an offering memorandum dated November 1, 2011.

Cash in Foreign Subsidiaries

The Company has significant operations outside the US. As a result, cash generated by and used in the Company's foreign operations is repatriated only in amounts sufficient to pay management and administrative expenses in the US, or to fund certain US operational costs. As of June 30 2012, the Company held $5.5 million of unrestricted and $1.5 million of restricted cash in foreign subsidiaries.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of June 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to the Company, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

(d)   We experienced excessive employee turnover, including the replacement of our accounting staff and CFO, nor did we have proper job descriptions or performance appraisals, and as a result our employees may not have a clear understanding of their responsibilities to facilitate proper internal control over financial reporting.

(e) We rely extensively on outside service providers, most of which did not provide a SSAE SOC 1 report on their internal controls.

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

(b)   We did not maintain an effective internal control monitoring function nor did we perform a risk assessment. Specifically, there were insufficient policies and procedures to effectively communicate and determine the adequacy of our internal control over financial reporting and to monitor the ongoing effectiveness thereof.

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

Remediation Plans

To address the identified material weakness discussed above, we have during fiscal year 2011 and the first nine months of 2012:

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

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Prior to November 2009, the Company used one service provider, which was located in Europe, to process all of the credit card transactions which arise from the purchase of products and DubLi Credits by Business Associates and customers of the Company. On November 23, 2009, the Company entered into a processing agreement (the “Agreement”) with NMC, a service provider located in the United States, to process U.S. currency credit card transactions. NMC terminated the Agreement on October 27, 2010; and a dispute has arisen between the Company and NMC relating to the Agreement. NMC refused the Company's numerous demands made since early 2010 to release the approximately $2.1 million of Reserve Funds; and NMC demanded payment by the Company of a "termination" or "early cancellation fee." This dispute developed into the litigation described below, which is currently pending in the California Federal Court.

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

On January 9, 2012, the Court granted the Company's motion and on February 24, 2012, the Court held an expedited bench trial on the issue of the Company's declaratory judgment claim seeking a declaration of the Company's rights under its merchant agreement with NMC and immediate possession of the Reserve Funds. At the close of the trial on February 24, 2012, the Court ruled that the Company was the prevailing party on its declaratory judgment claim and was entitled to the immediate return of the Reserve Funds, in the amount of $2,133,852, which was the balance of the Reserves after deduction of certain fees not challenged by the Company. On March 29, 2012, the Court entered a Declaratory Judgment in favor of the Company which declared the Company to be the prevailing party on its claim for immediate return of the Reserve Funds. The Judgment further ordered the Clerk of Court to immediately release to MediaNet, all of the Reserve Funds which NMC had deposited with the Court, ordered NMC and First Data to immediately release to MediaNet the remaining amount of the Reserve Funds and provided that the Company may move for further relief based on  the Judgment under the federal Declaratory Judgment Act. The Company received all of the Reserve Funds on April 12, 2012. As authorized by federal statute, as the prevailing party in the February 24, 2012 trial, the Company, on April 13, 2012, filed a Bill of Costs in the amount of $9702 and an application for the Clerk of Court to tax costs in this amount against NMC. As further relief under the federal Declaratory Judgment Act, the Company, on April 14, 2012, filed a motion for an award of attorneys' fees and nontaxable expenses incurred by the Company to litigate the Reserve Funds issues and obtain the return of the Reserve Funds ("Attorneys' Fees Motion"). NMC and First Data have opposed the Company's application to recover certain taxable cost items and have also opposed, in its entirety, the Company's Attorneys' Fees Motion. On May 20, 2012, the Clerk of Court issued a Bill of Costs which taxed costs of $8,730 against NMC. On June 4, 2012, the Court held a hearing on MediaNet's Attorneys' Fees Motion, but it has not yet ruled on such Motion.

On April 6, 2012, NMC filed with the Court an Application for Writ of Attachment and for Issuance of a Right to Attach Order ("Application"), seeking to obtain a pre-judgment attachment of property of the Company in the amount of $706,276, which is the amount of the early termination fee which NMC seeks to recover from the Company. On April 26, 2012, the Company filed its Opposition and Evidentiary Objections to NMC's Application. After a hearing on May 14, 2012, the Court on May 16, 2012, issued an Order denying NMC's Application. NMC's claim against the Company seeking payment of an early termination fee, and the Company's counterclaims for damages arising from the wrongful retention by NMC and First Data of the Reserve Funds, are still pending and are set for trial on October 1, 2012. The Company opposes the payment of any termination fee to NMC and is vigorously defending NMC's claim.

ITEM 1A. RISK FACTORS

Our business faces significant risks. These risks include those disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (the “Form 10-K”). If any of the events or circumstances described in the referenced risks actually occur, our business, financial condition or results of operations could be materially adversely affected and such events or circumstances could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report. These risks should be read in conjunction with the other information set forth in this Quarterly Report as well as in the Form 10-K and our periodic reports on Form 10-Q and Form 8-K.

ITEM 2.    UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

On July 14, 2012, MediaNet Group Technologies, Inc. (the “Company”) completed a private placement of 7,874,241 shares of its common stock, par value $0.001 per share, for total cash proceeds of $2,362,271.  The Company issued the shares to the investors pursuant to Regulation S of the Securities Act of 1933, as amended, on the basis that each of the investors represented that he, she or it is not a “U.S. Person” as such term is defined in Regulation S. The proceeds are used for general corporate purposes.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Removed and Reserved.

ITEM 5.    OTHER INFORMATION

Loans from Chief Executive Officer

On December 22, 2011, Michael Hansen loaned the Company $223,000 so that it could meet certain contractual obligations in connection with its Real Estate Contract more fully described in Note 7 to the Financial Statements. The unsecured promissory note bears interest at 3% per annum and the principal and interest are due on September 30, 2012. On February 8, 2012, the Company repaid $200,000 leaving a balance of $23,000 plus accrued interest which was paid on June 30, 2012.

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

MEDIANET GROUP TECHNOLOGIES, INC.

Date: August 13, 2012	By:	/s/ Michael B. Hansen
Michael B. Hansen
President and Chief Executive Officer

