Form 10-Q/A
period 2011-12-31
DubLi, Inc.
filed 2013-06-19
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011, or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number 0-49801

DUBLI, INC.

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

EXPLANATORY NOTE

DubLi, Inc. (“the Company” or “DubLi”) is amending this Form 10-Q for the quarter ended December 31, in order to restate revenues from the sales of its electronic gift cards sold and the DubLi credits used on its Xpress auction to be net of the related cost of the gift cards. Historically, the Company has reported the gross amount of the gift card sold plus the DubLi credits used in the auction as revenue and the face value of the gift card delivered to the customer was reported as a direct cost of revenue. However, on December 12, 2012, the audit committee and the Board of Directors concluded that its accounting for revenue was in error and must be corrected to report revenue only after deducting the face value of the gift card sold. We must correct the accounting error because the sales of the proprietary electronic gift cards are not considered revenue generating activities under Generally Accepted Accounting Principles. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

The effect of the correction to the Condensed Consolidated Financial Statements will result in a reduction of previously reported revenue and a corresponding reduction in the direct cost of revenue in those periods. However, the change in presentation will have no effect on the Company’s financial position, results of operations or cash flows or any per share amounts for any period presented in the Financial Statements.

Previously, the Company recognized revenue on the sale of gift cards based on the gross transaction price, with the value of the gift card being treated as cost of sales. However, management has now determined that, because the Company’s proprietary gift cards provide the purchaser with a right to receive cash in the amount of the gift card, the transactions are an exchange of one type of cash equivalent for another. As such, the value of the gift card should be deducted from the proceeds the Company receives, with only the net amount recognized as revenue. The sales of the proprietary electronic gift cards are not considered revenue generating activities. Also included in the face value of the gift card is a cash incentive equal to the difference between the face value of a proprietary gift card and the agreed upon sale price (i.e., winning bid amount) and is recognized as a reduction of the related revenue.

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

USE OF NAMES

In this quarterly report, the terms “DubLi,” “Company,” “we,” or “our,” unless the context otherwise requires, mean DubLi , Inc. and its subsidiaries.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DubLi, Inc. and Subsidiaries

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

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations - Unaudited

For the Three Months ended December 31,

	2011	2010
	(Restated)

Revenues	$2,830,094	$1,861,338
Direct cost of revenues	2,421,193	322,068
Gross profit	408,901	1,539,270

Selling, general and administrative	3,407,908	2,836,776
Loss from operations	(2,999,007)	(1,297,506)

Interest (expense) income - net	(1,253)	968

Loss from operations before income taxes	(3,000,260)	(1,296,538)

Income taxes - benefit (expense)	-	-

Net loss	(3,000,260)	(1,296,538)

Foreign currency translation adjustment	76,549	581,053

Comprehensive loss	$(2,923,711)	$(715,485)

Net loss per common share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	359,916,187	244,211,496
Diluted	366,861,687	246,623,881

See accompanying notes to condensed consolidated financial statements.

DubLi, Inc. and Subsidiaries

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

DubLi, Inc. and Subsidiaries

Condensed Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Description of Business

DubLi, Inc. (“DubLi Group,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global marketing company that sells merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  As of December 31 2011, our online auctions were conducted in Europe, North America, Australia and New Zealand and a global auction portal serving the balance of the world.  We have a large network of independent Business Associates that sell the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  The Credits have no monetary value, no stored value, and they are not refundable after three days and they cannot be redeemed for products or services and may only be used to bid at auction. These auctions are designed to offer consumers substantial savings on these goods.  The Company, through its BSP Rewards, Inc. subsidiary, also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at December 31, 2011, the results of operations and cash flows for the three months ended December 31, 2011 and 2010.  The results of operations for the three months ended December 31, 2011 are not necessarily indicative of the operating results expected for the fiscal year ending September 30, 2012.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.  The Condensed Consolidated Financial Statements include the accounts of DubLi, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

Restatement of Previously Filed Interim and Annual Financial Statements

On December 12, 2012, the audit committee of the board of directors of the Company, in consultation with the Company’s auditors, Cherry Bekaert LLP, determined that the Company’s Consolidated Statements of Operations for the year ended September 30, 2011, and for each of the three quarters ended December 31, 2011, March 31, 2012 and June 30, 2012 (collectively, the “Financial Statements”) should not be relied upon because the Company must correct accounting errors in revenue recognition.

The Company is amending this Form 10-Q for the quarter ended December 31, 2011 in order to restate revenues from the sales of its electronic gift cards sold and the DubLi credits used on its Xpress auction to be net of the related cost of the gift cards. Historically, the Company has reported the gross amount of the gift card sold plus the DubLi credits used in the auction as revenue and the face value of the gift card delivered to the customer was reported as a direct cost of revenue. However, on December 12, 2012, the audit committee concluded that the Company’s accounting for revenue was in error and must be corrected to report revenue only after deducting the face value of the gift card sold. We must correct the accounting error because the sales of the proprietary electronic gift cards are not considered revenue generating activities under Generally Accepted Accounting Principles.

Previously, the Company recognized revenue on the sale of gift cards based on the gross transaction price, with the value of the gift card being treated as cost of sales. However, management has now determined that, because the Company’s proprietary gift cards provide the purchaser with a right to receive cash in the amount of the gift card, the transactions are an exchange of one type of cash equivalent for another. As such, the value of the gift card should be deducted from the proceeds the Company receives, with only the net amount recognized as revenue. The sales of the proprietary electronic gift cards are not considered revenue generating activities. Also included in the face value of the gift card is a cash incentive equal to the difference between the face value of a proprietary gift card and the agreed upon sale price (i.e., winning bid amount) and is recognized as a reduction of the related revenue.

The effect of the correction to the Financial Statements will result in a reduction of previously reported revenue and a corresponding reduction in the direct cost of revenue in those periods. However, the change in presentation will have no effect on the Company’s financial position, results of operations or cash flows or any per share amounts for any period presented in the Financial Statements.

The following table presents selected unaudited financial data for the quarter ended December 31, 2011 as restated.

	Last reported	Adjustment	Restated
Revenues	20,110,564	17,280,470	2,830,094
Direct cost of revenues	19,701,663	(17,280,470)	2,421,193
Gross profit	408,901	-	408,901
Net loss	(3,000,260)	-	(3,000,260)
Comprehensive loss	(2,923,711)	-	(2,923,711)

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

For additional information about this case and other litigation involving the Company, see Part II, Item 1 of this Form 10-Q/A.

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

DubLi Properties, LLC was contributed to the Company by Mr. Hansen on May 24, 2010 in satisfaction of Mr. Hansen’s oral pledge to contribute the Cayman Property Rights to the Company, pursuant to agreement between Mr. Hansen and DubLi, Inc. On December 22, 2011, Mr. Hansen lent the Company $223,000 under a 3% promissory note that is due in full on September 30, 2012. On February 8, 2012, the Company repaid $200,000 leaving a balance of $23,000 plus accrued interest. The loan proceeds were used by the Company to fulfill its landfill obligations under the Real Estate Contract as more fully described in Note 7.

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

	Three Months Ended December 31,
	2012		2011
Revenues
European Union	$1,318,238	47%	$784,440	42%
North America	158,215	6	304,902	16
Australia & New Zealand	382,971	13	412,576	22
Worldwide	970,669	34	359,420	19
	$2,830,094	100%	$1,861,338	100%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Introductory Note

Caution Concerning Forward-Looking Statements

The discussion contained in this Form 10-Q/A, contains forward-looking statements that involve risks and uncertainties. The issuer’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Financial Statements” and “Management’s Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-Q/A. The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions.  We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.  The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

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

However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Form 10-Q/A. We do not undertake to update any forward-looking statement, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the three months ended December 31, 2011 compared to the three months ended December 31, 2010; and (ii) our financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included in this Form 10-Q/A.

Overview

DubLi, Inc. has created a framework for attracting and maintaining consumers through a web based shopping and entertainment community. The foundation of DubLi is grounded in innovative technology, a global platform and an expertise in understanding and capitalizing on global economic trends and changing consumer behaviors.  The central hub of the DubLi Group community is DubLi.com from which all other components of the business model are derived.

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

How We Generate Revenue:

Revenue recognized from the sales of DubLi Credits made up 42.4% of our revenue in the first quarter of fiscal year 2012. We charge $0.80 retail for each Dubli credit that is used to bid down the price of our products on both the Xpress and Unique bid reverse auctions. The revenue earned from the usage of the credits and the breakage from unused expired credits permits us to sell products at greatly discounted prices. Breakage of expired credits purchased in the prior year is a significant part of our revenue as we recognized an amount of breakage equal to 31.8% of our revenue. All remaining unused credits are categorized as a liability until used or expired. 90.0% of all DubLi Credits sold in first quarter of fiscal year 2012 were sold by the Business Associates affiliated with our network marketing company. The Business Associates purchase the DubLi credits at an average discounted price of $0.64 which enables them to earn an average of $0.16 per unit profit upon resale to their customers. The remaining 10% were sold directly from the DubLi.com website at full retail. In first quarter of fiscal year 2012, revenue from annual subscription fees paid by our Business Associates made up 11.6% of our revenue.

During 2011, we introduced three new subscription services which offer streaming music and entertainment and a new VIP and Smart Shopper shopping and rebate programs for a monthly subscription price. In conjunction with these new service offerings, we introduced our new corporate mascot, the “Dubot,” an online assistant that demonstrates our service offerings. Sales of the subscription packages: VIP Package, Music On-Demand and the Smart Shopper Package produced 9.1% of our revenue in first quarter of fiscal year 2012.

We also earn commission income from the online shops and stores affiliated with our online shopping mall from the sales they make to our customers. We split those commissions with our customers in the form of redeemable loyalty points. 5.1% of our revenue was from these commissions first quarter of fiscal year 2012. During 2011, we introduced new versions of our online malls, previously only available in the US and Australia.  The new mall is a search engine and online community for shoppers. We initially launched the new online shopping malls launching in three markets; Germany, the US and Canada and Australia in the first and second quarters. We later launched the malls in Spain and Denmark in the third and fourth quarters and the Global Mall was launched in October, just after our fiscal year ended.

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

Revenue recognition and deferred revenue: Product Sales and Services - The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”).  ASC 605-10 requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv), collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue that is subject to refund, and, for which the product has not been delivered or the service has not been rendered. The Company’s revenue recognition policies for each of its products and services are as follows:

•	Goods and services sold at auction – Revenue is recognized after receipt of payment and product shipment net of credit card charge-backs and refunds.

•	Products and Third Party Electronic Gift Cards sold at auction - Prior to June 2011, Xpress auctions consisted of name brand products and services purchased for resale from retailers, wholesalers and manufacturers. Revenue for such sales was recognized after receipt of payment and shipment of the goods or delivery of the services based on the agreed-upon purchase price plus the cost of any DubLi credits used in the auction.

•	Proprietary Electronic Gift Cards sold at auction - In June 2011, the Company changed the format to exclusively offer electronic gift cards that are redeemable for cash or can be used in future auctions. Because of the cash redemption feature, revenue is recognized only for the DubLi Credits used or broken less the bidding discounts plus the handling fees. Essentially, the value of the gift card is netted against the gross sales price of the transaction.

•	“DubLi Credits” – Consumers bid on the Company’s online auctions by purchasing “DubLi Credits” either directly on DubLi.com or from DubLi’s independent Business Associates who are members of the DubLi Marketing Network. All proceeds from the sales of “DubLi Credits” are recorded as deferred revenue until used by the consumer in the bidding process and the related revenue is earned. Purchases of DubLi Credits are non-refundable after three days. Unused Credits remaining in closed and inactive Business Associate accounts are recorded as revenue as if earned 30 days after the account is closed. Management makes this adjustment to reduce the deferred revenue liability and to increase revenue recognized based upon the remote possibility of future redemption. Unused Credits in consumers’ accounts are not expired or broken and remain in deferred revenue until used.

•	Subscription Fees – “DubLi Business Associates” pay a $175 annual subscription fee for the marketing and training services provided by DubLi Network. All proceeds from the sales of subscription fees are recorded as deferred revenue and recorded as revenue ratably over the twelve month service period plus any promotional extensions.

•	Subscription Fees – DubLi Customers who purchase the “VIP”, “Music-on-Demand” or the “Smart Shopper” packages pay a monthly subscription fee of $28.95, $9.95 and $4.95, respectively, for those services. All proceeds from the sales of subscription fees are recorded as deferred revenue and recorded as revenue ratably over the monthly service period.

•	BSP Rewards revenue is earned principally from revenue rebates (commissions) earned from merchants participating in its online shopping malls, gift card sales from each rewards mall program and, web design/maintenance/hosting it earns for building and hosting its private-branded online mall platform for outside organizations. The Company receives rebates from participating merchants on all transactions processed by BSP through its online mall platform. The percentage rebate paid by merchants varies between 1% and 30% and BSP normally shares 50% of the rebate with the member who made the purchase in the form of “Rewards Points.” The member share of the rebates are recorded as a liability until claimed by the member or until the two year expiration period is reached at which time the unclaimed Rewards Points are taken into income.

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

Results of Operations

The following table sets forth certain of our results of operations for the periods indicated:

	Three months ended
	December 31,		Increase	Percent	Percent of Revenue
	2011	2010	(Decrease)	Change	2011	2010
	(Restated)		(Restated)	(Restated)	(Restated)
Revenues	$2,830,094	$1,861,338	$968,756	52.0%	100%	100%
Direct cost of revenues	2,421,193	322,068	2,099,125	651.8%	85.6%	17%
Gross profit	408,901	1,539,270	(1,130,369)	-73.4%	14.4%	83%
Selling, general and administrative	3,407,908	2,836,776	571,132	20.1%	120.4%	152%
Loss from operations	(2,999,007)	(1,297,506)	(1,701,501)	131.1%	-106.0%	-70%

Interest (expense) income	(1,253)	968	(2,221)	-229.5%	0%	0%
Loss from operations before income taxes	(3,000,260)	(1,296,538)	(1,703,722)	131.4%	-106.0%	-70%

Income taxes-benefit (expense)	-	-	-		0%	0%
Net loss	(3,000,260)	(1,296,538)	(1,703,722)	131.4%	-106.0%	-70%
Foreign currency translation adjustment	76,549	581,053	(504,504)	-86.8%	2.7%	31%
Comprehensive loss	$(2,923,710)	$(715,485)	$(2,208,225)	308.6%	-103.3%	-38%

Revenues

During the first quarter of fiscal year 2012, we recorded revenue of $2.8 million, an increase of revenue of 52.0% from the $1.9 million recorded in the same quarter in 2011. A significant portion of this revenue increase is attributed to the growth of our network of Business Associates in new countries and the change in format of our Xpress auctions.

Auctions of electronic gift cards and products from our online auction site was $16.9 million in the first quarter of fiscal year 2012 as compared to $0.4 million in the first quarter 2011, which resulted in an improvement of $16.5 million. The large increase in transaction volume is due to a change in the format of the Xpress Auction that we adopted in May 2011 whereby we replaced all products and services with electronic gift cards that are redeemable for cash. Because of the cash redemption feature, revenue from the auction of electronic gift cards is recognized only for the DubLi Credits used or broken less the bidding discounts plus the handling fees. The face value of the gift card is netted against the gross auction price of the gift card plus the DubLi Credits used in the transaction. This new concept has a much broader appeal to consumers than the limited product offerings that we previously auctioned. We have experienced greatly expanded participation in the Xpress auction as a direct result of changing the format from low volume high margin goods, to high volume, low margin electronic gift cards. This is in line with the company’s marketing strategy to attract traffic and business to our websites in order to drive incremental revenue from advertising and partner programs. Unlike most traditional business models, our revenue from the sale of products at our online auction site results from our use of a reverse auction business model, in which the customer bids down the selling price of the product sold. Accordingly, the lower the selling price, the more revenue we are earning from the sale of a Credit that is used to bid at our online auction site. For this reason, management does consider the revenue earned from the sale of products to be integral to its business model.

We recognize revenue from the sale of DubLi Credits when a customer makes a bid at one of our online auctions by using the Credit  less the value of DubLi Credits netted against the sales of electronic gift cards. In addition, net revenue includes the Company’s breakage, of DubLi Credits that will not be used. In the first quarter fiscal year 2012, we sold 3.0 million Dubli Credits for total sales proceeds of $2.0 million compared to first quarter 2011 sales of 3.4 million DubLi Credits for total sales proceeds of $2.2 million, an 11% decrease in unit sales. This is attributable to an overall decrease in sales activity during fiscal 2011 because the Company scaled back its sales and marketing effort in 2011 while it made changes to its auction formats, back office systems and other administrative changes. Now in fiscal 2012 with the implementation of the new format, we are again increasing sales and marketing efforts as described below. Of those unit sales, we recognize as revenue only those DubLi Credits that were used on the auction site (“usage”) and those that expire unused in closed Business Associate accounts (“breakage”). Revenue earned from the usage of the DubLi Credits from our online auctions was $1.6 million in the first quarter of fiscal year 2012 as compared to $0.5 million in the first quarter 2011, which resulted in an increase of $1.1 million or 193% indicating an increase of usage of DubLi Credits previously unused. Usage revenue made up 42.4% and 43.2% of total revenue in the first quarter of fiscal year 2012 and 2011, respectively. Revenue earned from the breakage of the DubLi Credits from our online auctions was $0.9 million in in the first quarter of fiscal year 2012 as compared to $0.4 million during the same period in 2011. This $0.5 million increase was due to a larger number of Business Associates accounts closing in first quarter of fiscal year 2012 than in 2011, a result of our decreased marketing efforts. As new Business Associates join our network, there is always some percentage of Business Associates who do not remain in the program.  With the new Xpress auction format we are reducing the breakage percentage and increasing the utilization rate. As the utilization rate increases, more Business Associates remain in the network thereby increasing the amount of DubLi Credits they sell to customers resulting in increased auction activity.

Net revenue recognized from usage and breakage of DubLi Credits after discounts was $2.1 million in the first quarter 2012 as compared to $0.8 million in the first quarter 2011, a 160% increase attributable to increases in both usage and breakage. Net revenue recognized on DubLi Credits was 74.2% and 43.3% of total revenues in the first quarter of fiscal years 2012 and 2011, respectively. In the last quarter of 2011, we began to see increased sales activity resulting from renewed interest in our Xpress auction based on the format change from products and services to electronic gift cards. This change has increased auction activity and has significantly increased usage as a percentage of total sales by approximately 43.9% from 36.9% to 80.8% from the same period in the prior year. We expect the trend to continue in 2012 as our existing customers becoming more familiar with the online auction process, reductions in the user learning curve for new customers, improvements in our website, increases and our continued training of Business Associates in customer retention, new product rollouts and technology.

In addition, our net revenue earned from the sale of DubLi Credits from our Company website was $0.2 million in the first quarter 2012 as compared to $0.06 million in in the first quarter 2011, which resulted in increase of $0.14 million or 293%. The increase is the result of an increase in traffic to the website resulting from the new auction format. We earn this revenue from customers purchasing DubLi Credits directly from the Company rather than from a Business Associate. The Company is more interested in revenue from the sale of DubLi Credits by Business Associates rather than from internally sold DubLi Credits because the Company believes that the Business Associate network is more efficient and cost effective than other forms of advertising and marketing. For this reason, the Company does not consider the increase resulting from customers purchasing DubLi Credits directly from the Company to be as important as revenue resulting from sale of DubLi Credits to Business Associates.

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

We incurred direct costs of $2.4 million in the first quarter 2012 as compared to $0.3 million in the first quarter 2011, which resulted in an increase of $2.1 million or 651.8%.

Our cost of inventory sold was $0.2 in the first quarter 2012 as compared to $0.6 million in the first quarter 2011, which resulted in a decrease of $0.4 million or 67%. This decrease is due to the decrease in sales of products that we experienced as a result of the change in format of the Xpress auction to electronic gift cards. The $17.3 million cost of those gift cards is treated as a reduction of the auction price of the gift card, because of the cash redemption feature of the electronic gift card. Net revenue from the auction of electronic gift cards is recognized only for the DubLi Credits used or broken less the bidding discounts plus the handling fees.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of such date, our disclosure controls and procedures were (1) not sufficiently designed to ensure that material information relating to the Company, including our consolidated subsidiaries, was made known to them by others within those entities, particularly in the period in which this report was being prepared and (2) not effective, in that they did not provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Chief Executive Officer and Chief Financial Officer further concluded that the disclosure controls and procedures were not effective as of the following prior periods: year ended September 30, 2009; three months ended December 31, 2009; six months ended March 31, 2010 and; nine months ended June 30, 2010; the year ended September 30, 2010 and the three months ended December 31, 2010; six months ended March 31, 2011; nine months ended June 30, 2011 and; the year ended September 30, 2011.

(1)   Control environment—We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed in items (2) through (4) below. Our control environment was ineffective because of the following material weaknesses:

(a)   We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of Generally Accepted Accounting Principles (“GAAP”) commensurate with our financial reporting requirements and business environment. This material weakness resulted in material restatements and post-closing adjustments relating to revenue recognition, cutoffs, improper report groupings, consolidations and various account errors which have been reflected in the restated financial statements for the years ended September 30, 2011, 2010 and 2009 and the quarters ended December 31, 2009, March 31 and June 30 and December 31, 2010 and March 31 and June 30, 2011 and December 31, 2011.

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

DUBLI, INC.

Date: June 19, 2013	By:	/s/ Michael B. Hansen
Michael B. Hansen President and Chief Executive Officer

