Form 10-Q/A
period 2012-03-31
DubLi, Inc.
filed 2013-06-19
CIK 1097792

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

EXPLANATORY NOTE

DubLi, Inc. (“the Company” or “DubLi”) is amending this Form 10-Q for the quarter ended March 31, in order to restate revenues from the sales of its electronic gift cards sold and the DubLi credits used on its Xpress auction to be net of the related cost of the gift cards. Historically, the Company has reported the gross amount of the gift card sold plus the DubLi credits used in the auction as revenue and the face value of the gift card delivered to the customer was reported as a direct cost of revenue. However, on December 12, 2012, the audit committee and the Board of Directors concluded that its accounting for revenue was in error and must be corrected to report revenue only after deducting the face value of the gift card sold. We must correct the accounting error because the sales of the proprietary electronic gift cards are not considered revenue generating activities under Generally Accepted Accounting Principles. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

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

Previously, the Company recognized revenue on the sale of gift cards based on the gross transaction price, with the value of the gift card being treated as cost of sales. However, management has now determined that, because the Company’s proprietary gift cards provide the purchaser with a right to receive cash in the amount of the gift card, the transactions are an exchange of one type of cash equivalent for another. As such, the value of the gift card should be deducted from the proceeds the Company receives, with only the net amount categorized as revenue. The sales of the proprietary electronic gift cards are not considered revenue generating activities. Also included in the face value of the gift card is a cash incentive equal to the difference between the face value of a proprietary gift card and the agreed upon sale price (i.e., winning bid amount) and is recognized as a reduction of the related revenue.

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

USE OF NAMES

In this quarterly report, the terms “DubLi,” “Company,” “we,” or “our,” unless the context otherwise requires, mean DubLi Group Technologies, Inc. and its subsidiaries.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DubLi , Inc. and Subsidiaries

Condensed Consolidated Balance Sheets - Unaudited

	March 31, 2012	September 30, 2011
Assets:
Current Assets:
Cash and cash equivalents	$1,994,756	$1,503,234
Restricted cash	4,055,677	448,161
Accounts receivable	191,490	253,095
Inventories	138,810	168,846
Prepaid customer acquisition costs	6,628,110	6,958,894
Prepaid expenses	828,607	2,060,468
Total Current Assets	13,837,450	11,392,698

Property and Equipment, net	292,397	207,419

Other Assets:
Restricted cash, net	-	1,864,293
Real estate contract, net	3,129,346	3,203,847
Other	95,477	74,651
Total Other Assets	3,224,823	5,142,791
Total Assets	$17,354,670	$16,742,908

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$1,800,063	$1,650,540
Accrued and other liabilities	190,196	229,118
Loyalty points payable	219,445	318,653
Commissions payable	1,887,287	1,128,355
Deferred revenue	17,266,828	13,830,389
Note payable - related party	23,801	-
Total Current Liabilities	21,387,620	17,157,055

Stockholders' Equity (Deficit):
Preferred stock- $0.01 par value, 50 million shares authorized, -0- and -0- outstanding, respectively	-	-
Common stock -$.001 par value, 500 million shares authorized 366,246,522 and 359,802,057 issued and outstanding, respectively	366,246	359,802
Additional paid-in capital	14,197,357	11,953,103
Accumulated other comprehensive loss	(71,195)	(85,923)
Accumulated deficit	(18,525,358)	(12,641,129)
Total Stockholders' Equity (Deficit)	(4,032,950)	(414,147)
Total Liabilities and Stockholders' Equity (Deficit)	$17,354,670	$16,742,908

See accompanying notes to condensed consolidated financial statements.

DubLi , Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income - Unaudited

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2012	2011	2012	2011
	(Restated)		(Restated)

Revenues	$2,503,114	$4,193,181	$5,333,208	$6,054,519
Direct cost of revenues	2,275,425	2,069,019	4,696,617	2,391,087
Gross profit	227,690	2,124,162	636,591	3,663,432

Selling, general and administrative	3,110,640	2,955,326	6,518,548	5,792,102
Loss (gain) on sale of Asset	-	999	-	(2,467)
Loss from operations	(2,882,950)	(832,163)	(5,881,957)	(2,126,203)

Interest expense	(1,019)	(1,303)	(2,272)	(3,801)

Loss from operations before income taxes	(2,883,969)	(833,466)	(5,884,229)	(2,130,004)

Income taxes - benefit (expense)	-	-	-	-

Net loss	(2,883,969)	(833,466)	(5,884,229)	(2,130,004)

Foreign currency translation adjustment	(61,821)	(251,635)	14,728	329,418

Comprehensive loss	$(2,945,790)	$(1,085,101)	$(5,869,501)	$(1,800,586)

Net loss per common share
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic	361,481,056	247,129,155	360,694,346	246,148,800
Diluted	374,563,284	249,696,480	370,691,443	248,645,221

See accompanying notes to condensed consolidated financial statements.

DubLi , Inc. and Subsidiaries

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

See accompanying notes to condensed consolidated financial statements.

DubLi , Inc. and Subsidiaries

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

As of March 31 2012 and September 30, 2011, our President and Chief Executive Officer, through his control of the Zen Trust, has the indirect power to cast approximately the combined votes that can be cast by the holders of the Common Stock. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors and all other corporate actions. The Company is in the process of amending the Zen Trust Agreement to extend the date by which the shares held in the trust will be distributed to the beneficiaries.  It is now anticipated that the shares held in the Zen Trust will be distributed by May 31, 2012.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q/A and, therefore, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at March 31, 2012, the results of operations and cash flows for the three and six months ended March 31, 2012 and 2011.  The results of operations for the three and six months ended March 31, 2012 are not necessarily indicative of the operating results expected for the fiscal year ending September 30, 2012.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2011.  The Condensed Consolidated Financial Statements include the accounts of DubLi, Inc. and its wholly owned subsidiaries.  All significant intercompany transactions have been eliminated upon consolidation.

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

Restatement of Previously Filed Interim and Annual Financial Statements

On December 12, 2012, the audit committee and the board of directors of DubLi, Inc. (the “Company”), in consultation with the Company’s auditors, Cherry Bekaert LLP, determined that the Company’s Consolidated Statements of Operations for the year ended September 30, 2011, and for each of the three quarters ended December 31, 2011, March 31, 2012 and June 30, 2012 (collectively, the “Financial Statements”) should not be relied upon because the Company must correct accounting errors in revenue recognition.

The Company is amending this Form 10-Q for the quarter ended March 31, 2012 in order to restate revenues from the sales of its electronic gift cards sold and the DubLi credits used on its Xpress auction to be net of the related cost of the gift cards. Historically, the Company has reported the gross amount of the gift card sold plus the DubLi credits used in the auction as revenue and the face value of the gift card delivered to the customer was reported as a direct cost of revenue. However, on December 12, 2012, the audit committee concluded that its accounting for revenue was in error and must be corrected to report revenue only after deducting the face value of the gift card sold. We must correct the accounting error because the sales of the proprietary electronic gift cards are not considered revenue generating activities under Generally Accepted Accounting Principles.

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

The following table presents selected unaudited financial data for the quarter ended March 31, 2012 as restated.

	Last reported	Adjustment	Restated
Revenues	$29,361,662	$26,858,548	$2,503,114
Direct cost of revenues	29,133,972	(26,858,548)	2,275,424
Gross profit	227,690	-	227,690
Net loss	(2,883,969)	-	(2,883,969)
Comprehensive loss	$(2,945,790)	$-	$(2,945,790)

The following table presents selected unaudited financial data for the six months ended March 31, 2012 as restated.

	Last reported	Adjustment	Restated
Revenues	$49,472,226	$44,139,018	$5,333,208
Direct cost of revenues	48,835,635	(44,139,018)	4,696,617
Gross profit	636,591	-	636,591
Net loss	(5,884,229)	-	(5,884,229)
Comprehensive loss	$(5,869,501)	$-	$(5,869,501)

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

The Company is in litigation with its former U.S. processor relating to the Company’s restricted cash formerly on deposit as reserve funds with such processor and other matters. On March 29, 2012, the Court entered a Declaratory Judgment which declared that the Company was the prevailing party with regard to the Company's declaratory judgment claim seeking the immediate return of reserve funds in the amount over $2.1 million, and ordered the immediate release of the funds to the Company. For additional information about this case and other litigation involving the Company, see Note 8 and Part II, Item 1 of this Form 10-Q/A.

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

On February 24, 2012, the Court held an expedited bench trial on the issue of the Company's declaratory judgment claim seeking a declaration of the Company's rights under the Agreement and immediate possession of the Reserve Funds. At the close of the trial on February 24, 2012, the Court ruled that the Company was the prevailing party on its declaratory judgment claim and was entitled to the immediate return of the Reserve Funds, in the amount of $2,133,852, which was the balance of the Reserves after deduction of certain fees not challenged by the Company. On March 29, 2012, the Court entered a Declaratory Judgment in favor of the Company which declared the Company to be the prevailing party on its claim for immediate return of the Reserve Funds. The Judgment further ordered the Clerk of Court to immediately release to DubLi, all of the Reserve Funds which NMC had deposited with the Court, ordered NMC and First Data to immediately release to DubLi the remaining amount of the Reserve Funds and provided that the Company may move for further relief based on the Judgment under the federal Declaratory Judgment Act. The Company received all of the Reserve Funds on April 12, 2012. As further relief following the Declaratory Judgment, the Company, on April 13, 2012, filed an application with the Court to recover certain taxable costs incurred in connection with the February 24, 2012 bench trial and, on April 14, 2012, filed a motion for an award of attorneys' fees and nontaxable expenses incurred by the Company to litigate the Reserve Funds issues and obtain the return of the Reserve Funds. NMC and First Data have opposed the Company's application to recover certain taxable cost items and have also opposed, in its entirety, the Company's motion for attorneys' fees and nontaxable expenses. The Clerk of Court is currently scheduled to consider the Company's application to tax costs against NMC and First Data on May 4, 2012, and the hearing on the Company's motion for attorneys' fees and nontaxable expenses is currently set for May 14, 2012.

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

	For the Three Months ended March 31,				For the Six Months ended March 31,
	2012		2011		2012		2011
Revenues
European Union	1,286,294	51%	$1,908,820	46%	2,604,532	48.84%	$2,693,260	44%
North America	45,433	2%	374,459	9%	203,648	3.82%	679,361	11%
Australia & New Zealand	87,609	4%	671,429	16%	270,192	5.07%	1,084,005	18%
Worldwide	1,083,777	43%	1,238,473	30%	2,254,835	42.28%	1,597,893	26%
Total	2,503,114	100%	$4,193,181	100%	5,333,208	100.00%	$6,054,519	100%

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

How We Generate Revenue:

Net revenue recognized from DubLi Credits made up 73.7% of our revenue in the first half of fiscal year 2012. We charge $0.80 retail for each Dubli credit that is used to bid down the price of our products on both the Xpress and Unique bid reverse auctions. The revenue earned from the usage of the credits and the breakage from unused expired credits permits us to sell products at greatly discounted prices. Breakage of expired credits purchased in the prior year is a part of our revenue as we recognized an amount of breakage equal to 46.3% of our revenue. All remaining unused credits are categorized as a liability until used or expired. 87.6% of all DubLi Credits sold in first half of fiscal year 2012 were sold to the Business Associates affiliated with our network marketing company. The Business Associates purchase the DubLi credits at an average discounted price of $0.64 which enables them to earn an average of $0.16 per unit profit upon resale to their customers. The remaining 13.4% were sold directly from the DubLi.com website at the full retail value of $0.80. In the first half of fiscal year 2012, revenue from annual subscription fees paid by our Business Associates made up 12.6% of our revenue.

During 2011, we introduced three new subscription services which offer streaming music and entertainment and a new VIP and Smart Shopper shopping and rebate programs for a monthly subscription price. In conjunction with these new service offerings, we introduced our new corporate mascot, the “Dubot,” an online assistant that demonstrates our service offerings. Sales of the subscription packages: VIP Package, Music On-Demand and the Smart Shopper Package produced 9.7% of our revenue in the first half of fiscal year 2012.

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

Results of Operations

The following tables sets forth certain of our results of operations for the periods indicated:

	Three months ended March 31,		Increase	Percent	Percent of Revenue
	2012	2011	(Decrease)	Change	2012	2011
	(Restated)		(Restated)	(Restated)	(Restated)
Revenues	$2,503,114	$4,193,181	$(1,690,067)	-40.3%	100%	100%
Direct cost of revenues	2,275,425	2,069,019	206,406	10.0%	91%	49%
Gross profit	227,690	2,124,162	(1,896,472)	-89.3%	9%	51%
Selling, general and administrative expense	3,110,640	2,956,325	154,315	5.2%	124%	71%
Loss from operations	(2,882,950)	(832,163)	(2,050,787)	246.4%	-115%	-20%
Other expense	(1,019)	(1,303)	284	-21.8%	0%	0%
Loss from operations before income taxes	(2,883,969)	(833,466)	(2,050,503)	246.0%	-115%	-20%
Income taxes	-	-	-		0%	0%
Net loss	(2,883,969)	(833,466)	(2,050,503)	246.0%	-115%	-20%
Foreign currency translation adjustment	(61,821)	(251,635)	189,814	-75.4%	-2%	-6%
Comprehensive loss	$(2,945,790)	$(1,085,101)	$(1,860,689)	171.5%	-117%	-26%

	Six months ended March 31,		Increase	Percent	Percent of Revenue
	2012	2011	(Decrease)	Change	2012	2011
	(Restated)		(Restated)	(Restated)	(Restated)
Revenues	$5,333,208	$6,054,519	$(721,311)	-11.9%	100.0%	100.0%
Direct cost of revenues	4,696,618	2,391,087	2,305,531	96.4%	88.1%	39.5%
Gross profit	636,591	3,663,432	(3,026,841)	-82.6%	11.9%	60.5%
Selling, general and administrative expense	6,518,548	5,789,635	728,913	12.6%	122.2%	95.6%
Loss from operations	(5,881,957)	(2,126,203)	(3,755,754)	176.6%	-110.3%	-35.1%
Other expense	(2,272)	(3,801)	1,529	-40.2%	0.0%	-0.1%
Loss from operations before income taxes	(5,884,229)	(2,130,004)	(3,754,225)	176.3%	-110.3%	-35.2%
Income taxes	-	-	-		0.0%	0.0%
Net loss	(5,884,229)	(2,130,004)	(3,754,225)	176.3%	-110.3%	-35.2%
Foreign currency translation adjustment	14,728	329,418	(314,690)	-95.5%	0.3%	5.4%
Comprehensive loss	$(5,869,501)	$(1,800,586)	$(4,068,915)	226.0%	-110.0%	-29.7%

Revenues

The following tables set forth the major components of revenue for the periods indicated:

	Three months ended March 31, 2012
Revenue	Q2 2012 (Restated)	% Revenue	Q2 2011	% Revenue	Change	% change
Credits used	1,346,274	53.8%	1,531,956	36.5%	(185,682)	-12.1%
Credits broken	1,569,758	62.7%	1,771,976	42.3%	(202,218)	-11.4%
Total credits	2,916,032	116.5%	3,303,932	78.8%	(387,900)	-11.7%
Discounts	(1,086,354)	-43.4%	-	0.0%	(1,086,354)	0.0%
Credits - net	1,829,678	73.1%	3,303,932	78.8%	(1,474,254)	-44.6%
Product sales	-	0.0%	213,235	5.1%	(213,235)	-100.0%
Network fees	344,468	13.8%	573,920	13.7%	(229,452)	-40.0%
Subscriptions	260,836	10.4%	21,241	0.5%	239,595	1128.0%
Other	68,132	2.7%	80,853	1.9%	(12,721)	-15.7%
Total	2,503,114	100.0%	4,193,181	100.0%	(1,690,067)	-40.3%

	Six months ended March 31, 2012
Revenue	Q2 2012 (Restated)	% Revenue	Q2 2011	% Revenue	Change	% change
Credits used	2,927,313	54.9%	2,071,154	34.2%	856,159	41.3%
Credits broken	2,469,946	46.3%	2,039,309	33.7%	430,637	21.1%
Total credits	5,397,259	101.2%	4,110,463	67.9%	1,286,796	31.3%
Discounts	(1,467,542)	-27.5%	-	0.0%	(1,467,542)
Credits - net	3,929,717	73.7%	4,110,463	67.9%	(180,746)	-4.4%
Product sales	-	0.0%	547,349	9.0%	(547,349)	-100.0%
Network fees	671,990	12.6%	1,141,923	18.9%	(469,933)	-41.2%
Subscriptions	519,779	9.7%	24,956	0.4%	494,823	1982.8%
Other	211,722	4.0%	229,828	3.8%	(18,106)	-7.9%
Total	5,333,208	100.0%	6,054,519	100.0%	(721,311)	-11.9%

During the second quarter of fiscal year 2012, we recorded revenue of $2.5 million, a decrease of revenue of 40.3% from the $4.2 million recorded in the same quarter in 2011. During the first half of fiscal year 2012, we recorded revenue of $5.3 million, an decrease of revenue of 11.9% from the $6.0 million recorded in the first half of 2011. A significant portion of this revenue decrease is attributed to the change in format of our Xpress auctions and by the different accounting treatment used for electronic gift cards versus goods and services. Auction sales of goods and services are recorded at the sales price of the item sold, plus DubLi credits used in the auction and handling fees. Because of the cash redemption feature, revenue from the sales of electronic gift cards is recognized only for the DubLi Credits used or broken less the bidding discounts plus the handling fees. The face value of the gift card is netted against the gross auction price of the gift card plus the DubLi Credits used in the transaction. The net revenue presentation of electronic gift cards compared to the gross revenue presentation of goods and services indicates a decline in revenue despite the fact that auction transaction volumes increased significantly over the same periods last year. Increases in auction transaction volumes were also aided by the growth of our network of Business Associates in new countries.

Our transaction volumes of electronic gift cards from our online auction site was $25.8 million in the second quarter of fiscal year 2012 as compared to $0.2 million in the second quarter 2011, which resulted in an improvement of $25.6 million. The transaction volume of electronic gift cards was $42.7 million and $0.5 million respectively for the six months ended March 31, 2012 an increase of $42.2 million. The large increase in transaction volume is due to a change in the format of the Xpress Auction that we adopted in June 2011 whereby we replaced all products and services with electronic gift cards that are redeemable for cash. Due to the cash redemption feature, revenue from the sales of electronic gift cards is recognized only for the DubLi Credits used or broken less the bidding discounts plus the handling fees. The face value of the gift card is netted against the auction price of the gift card plus the DubLi Credits used in the transaction. This new concept has a much broader appeal to consumers than the limited product offerings that we previously auctioned. We have experienced greatly expanded participation in the Xpress auction as a direct result of changing the format from low volume high margin goods, to high volume, low margin electronic gift cards. This is in line with the company’s marketing strategy to attract traffic and business to our websites in order to drive incremental revenue from advertising and partner programs. Unlike most traditional business models, our revenue from the sale of products at our online auction site results from our use of a reverse auction business model, in which the customer bids down the selling price of the product sold. Accordingly, the lower the selling price, the more revenue we are earning from the sale of a Credit that is used to bid at our online auction site. For this reason, management does consider the revenue earned from the sale of products to be integral to its business model.

We recognize revenue from the sale of DubLi Credits when a customer makes a bid at one of our online auctions by using the Credit reduced by the amount of the bidding discounts of the gift cards sold. In addition, revenue includes breakage of DubLi Credits that will not be used. For the three and six months ended March 31, 2012, we sold 4.4 million and 7.4 million DubLi Credits for total sales proceeds of $2.9 million and $4.9 million, respectively compared to the three and six months ended March 31, 2011 when we sold 1.8 million and 5.2 million DubLi Credits for total sales proceeds of $1.2 million and $3.4 million, a 149% and 47% increase in quarterly and year to-date sales, respectively. This is attributable to an overall decrease in sales activity during fiscal 2011 because the Company scaled back its sales and marketing effort in 2011 while it made changes to its Xpress auction format, back office systems and other administrative changes. Now in fiscal 2012 with the implementation of the new format, we are again increasing sales and marketing efforts as described below. Of those unit sales, we recognize as revenue only those DubLi Credits that were used on the auction site (“usage”) and those that expire unused in closed Business Associate accounts (“breakage”). For the three and six months ended March 31, 2012, revenue earned before applying the bidding discounts from the usage of the DubLi Credits from our online auctions was $1.3 million and $3.0 million, respectively as compared to $1.5 million and $2.1 million for the three and six months ended March 31, 2011, respectively. The result was a slight decrease of $0.2 million or 12.1% for the second quarter and a $0.9 million or 41.3% increase in usage in the first half of 2012 for DubLi Credits previously unused. Usage revenue made up 53.8% and 54.9% of total revenue in the second quarter and first half of fiscal year 2012, respectively. Revenue earned from the breakage of the DubLi Credits was $1.6 million and $2.5 million in in the second quarter and first half of fiscal year 2012, respectively as compared to $1.8 million and $2.0 million during the same periods in 2011. This $0.5 million half year increase was due to a larger number of Business Associates accounts closing in first quarter of fiscal year 2012 than in 2011, a result of our decreased marketing efforts. As new Business Associates join our network, there is always some percentage of Business Associates who do not remain in the program.  With the new Xpress auction format we are reducing the breakage percentage and increasing the utilization rate. As the utilization rate increases, more Business Associates remain in the network thereby increasing the amount of DubLi Credits they sell to customers resulting in increased auction activity.

Because of the cash redemption feature, revenue from the sales of electronic gift cards is recognized only for the DubLi Credits used or broken less the bidding discounts plus the handling fees. The amount of auction discounts that were applied as a reduction of DubLi Credit revenue was $1.1 million and $1.5 million for the three and six months ended March 31, 2012 and $0.0 for the three and six months ended March 31, 2011.

Net revenue recognized from usage and breakage of DubLi Credits after discounts was $1.8 million and $3.9 million for the three and six months ended March 31, 2012 as compared to $3.3 million and $4.1 during the same periods in 2011. The net 44.6% quarterly and 4.4% year to date decrease indicates similar second quarter results that followed large increases in the first quarter 2012 in both usage and breakage. Net revenue recognized on DubLi Credits was 73.1% and 78.8% of total revenues in the second quarter of fiscal years 2012 and 2011, respectively, and 73.7% and 67.9% of year to date revenue in the first half of 2012 and 2011, respectively. Revenue from DubLi credits as a percentage of total sales varied due to the large increase in both auction transactions and the related discounts from the Xpress auctions in 2012. In the last quarter of 2011, we began to see increased sales activity resulting from renewed interest in our Xpress auction based on the format change from products and services to electronic gift cards. This change has increased auction activity and has significantly increased DubLi Credit usage as a percentage of total sales. Second quarter 2012 and 2011 usage was 53.8% and 36.5% of sales, respectively. We expect these trends to continue throughout 2012 as a result of our existing customers are becoming more familiar with the online auction process, reductions in the user learning curve for new customers, improvements in our website, increases and our continued training of Business Associates in customer retention, new product rollouts and technology.

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

We also earn revenue from the enrollment fee charged to a Business Associate when they either join or renew their membership. Our revenue earned from enrolling new and renewing old Business Associates is not significant by design. Our goal is to earn revenue from sales of our products and services rather than recruitment of Business Associates and therefore these fees are kept low intentionally. Enrollment fee revenue was $0.3 million and $0.7 million in the second quarter and first half of fiscal year 2012 as compared to $0.5 million and $1.1 million in the periods in 2011; this 40.0% and 41.2% decline resulted from reduced marketing efforts while we restructured our business model. We did expand our multi-level marketing activities in new countries which enabled us to replace our turnover of Business Associates.

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

We incurred direct costs of $2.3 million and $4.7 million in the second quarter and first half of 2012 as compared to $2.0 million and $2.4 million during the same periods in 2011, which resulted in increases of $0.3 million and $2.3 million or 10.0% and 96.4%, respectively.

Our cost of inventory sold was $0.07 million and $0.3 million in the second quarter and first half of 2012 as compared to $0.4 million and $1.0 million in the second quarter and first half of 2011, which resulted in decreases of $0.03 million and $0.7 million respectively. These decreases are due to the decrease in sales of products that we experienced as a result of the change in format of the Xpress auction to electronic gift cards. In the second quarter and first half of 2012, the $26.8 million and $44.1 million cost of those gift cards is treated as a reduction of the auction price of the gift card because of the cash redemption feature, revenue from the auction of electronic gift cards is recognized only for the DubLi Credits used or broken less the bidding discounts plus the handling fees.

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

	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012

Prepaid customer acquisition costs	$10,844,727	$10,448,041	$7,620,225	$6,958,894	$6,710,127	$6,628,110
Deferred revenue	$21,337,242	$20,421,194	$15,081,425	$13,830,389	$14,037,163	$17,266,828

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense consists primarily of: payroll and related expenses for executive and administrative personnel; fees for professional services; costs related to leasing, maintaining and operating our facilities; credit card fees; recruiting fees; travel costs for executive and administrative personnel; insurance, expenses and fees associated with the reporting and other obligations of a public company; bad debts; and other general and administrative services. Fees for professional services include amounts due to lawyers, auditors, tax advisors, and other professionals in connection with operating our business, and evaluating and pursuing new opportunities. These costs increased by $0.1 million from $3.0 million in the second quarter of fiscal year 2011 to $3.1 million in the second quarter of fiscal year 2012, a 3.3% increase. SG&A increased $0.7 million year to date from $5.8 million in fiscal year 2011 to $6.5 million in fiscal year 2012.

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

Net Loss

As a result of the factors described above, for the quarter ended March 31, 2012, we generated a net loss of $2.9 million, or net loss of $0.01 per basic and diluted share. For the quarter ended March 31, 2011, we generated a net loss of $1.1 million, or a net loss of $0.00 per basic and diluted share. For the six months ended March 31, 2012 and 2011 our net loss was $5.9 million and $2.1 million respectively.

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

Operating Activities

Net cash provided by operating activities totaled $0.7 million during the six months ended March 31, 2012. Year-to-date net loss of $5.9 million included noncash depreciation and amortization and noncash equity compensation charges of $2.7 million. Since inception, the Company has met its working capital needs principally through sales of DubLi Credits to the Company’s Business Associates. To attract and maintain the level of Business Associates, significant amounts are spent on customer acquisition costs and commissions. Together these factors are key cash flow drivers to the Company’s operating cash flows. Changes to the amount of revenue deferred and breakage estimates had a significant impact on the Company’s revenue and incremental costs in the year of the change and such changes may impact future years. During the second quarter, we continued to be impacted by a significant reduction of available cash due to the $1.5 million of restricted cash, which relates to a dispute between the Company and one of its credit card processors, in which the credit card processor has failed to remit customer proceeds that it is holding back from the Company. However, the Company recovered those funds in full on April 12, 2012.

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

Investing Activities

Net cash used in investing activities totaled approximately $0.4 million during the quarter ended March 31, 2012. Cash was used in investing activities to purchase capital assets and to make payments on real estate that amounted to $0.3 million, and $0.1 million was used for equipment.

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

Net cash provided by financing activities totaled $1.2 million during the six months ended March 31, 2011 which primarily consisted of proceeds from stock subscriptions to a private placement of common shares.

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

Cash in Foreign Subsidiaries

The Company has significant operations outside the US. As a result, cash generated by and used in the Company's foreign operations is repatriated only in amounts sufficient to pay management and administrative expenses in the US, or to fund certain US operational costs. As of March 31 2012, the Company held $2.0 million of unrestricted and $4.0 million of restricted cash in foreign subsidiaries.

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

(1)   Control environment—We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed in items (2) through (4) below. Our control environment was ineffective because of the following material weaknesses:

(a)   We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of Generally Accepted Accounting Principles (“GAAP”) commensurate with our financial reporting requirements and business environment. This material weakness resulted in material restatements and post-closing adjustments relating to revenue recognition, cutoffs, improper report groupings, consolidations and various account errors which have been reflected in the restated financial statements for the years ended September 30, 2011, 2010 and 2009 and the quarters ended December 31, 2009, March 31, June 30 and December 31, 2010 and March 31, June 30, and December 31, 2011 and the quarter ended March 31, 2012.

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

Changes in Internal Control over Financial Reporting

As previously reported in Part I, Item 4 of our Form 10-Q/A  for the quarter ended June 30, 2011, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act). As a result of those material weaknesses in our internal control over financial reporting, our principal financial officer concluded that our internal controls over financial reporting were not effective in prior quarters. Those material weaknesses included the following:

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

On January 9, 2012, the Court granted the Company's motion and on February 24, 2012, the Court held an expedited bench trial on the issue of the Company's declaratory judgment claim seeking a declaration of the Company's rights under its merchant agreement with NMC and immediate possession of the Reserve Funds. At the close of the trial on February 24, 2012, the Court ruled that the Company was the prevailing party on its declaratory judgment claim and was entitled to the immediate return of the Reserve Funds, in the amount of $2,133,852, which was the balance of the Reserves after deduction of certain fees not challenged by the Company. On March 29, 2012, the Court entered a Declaratory Judgment in favor of the Company which declared the Company to be the prevailing party on its claim for immediate return of the Reserve Funds. The Judgment further ordered the Clerk of Court to immediately release to DubLi, all of the Reserve Funds which NMC had deposited with the Court, ordered NMC and First Data to immediately release to DubLi the remaining amount of the Reserve Funds and provided that the Company may move for further relief based on the Judgment under the federal Declaratory Judgment Act. The Company received all of the Reserve Funds on April 12, 2012. As further relief following the Declaratory Judgment, the Company, on April 13, 2012, filed an application with the Court to recover certain taxable costs incurred in connection with the February 24, 2012 bench trial and, on April 14, 2012, filed a motion for an award of attorneys' fees and nontaxable expenses incurred by the Company to litigate the Reserve Funds issues and obtain the return of the Reserve Funds. NMC and First Data have opposed the Company's application to recover certain taxable cost items and have also opposed, in its entirety, the Company's motion for attorneys' fees and nontaxable expenses. The Clerk of Court is currently scheduled to consider the Company's application to tax costs against NMC and First Data on May 4, 2012, and the hearing on the Company's motion for attorneys' fees and nontaxable expenses is currently set for May 14, 2012.

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

ITEM 2.    UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

On March 31, 2012, DubLi , Inc. (the “Company”) completed a private placement of 2,344,465 shares of its common stock, par value $0.001 per share, for total cash proceeds of $468,643.  The Company issued the shares to the investors pursuant to Regulation S of the Securities Act of 1933, as amended, on the basis that each of the investors represented that he, she or it is not a “U.S. Person” as such term is defined in Regulation S. The proceeds are used for general corporate purposes.

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

DUBLI , INC.

Date: June 19, 2013	By:	/s/ Michael B. Hansen
Michael B. Hansen President and Chief Executive Officer

