Form 10-Q/A
period 2012-06-30
DubLi, Inc.
filed 2013-06-19
CIK 1097792

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

EXPLANATORY NOTE

DubLi, Inc. (“the Company” or “DubLi”) is amending this Form 10-Q for the quarter ended June 30, in order to restate revenues from the sales of its electronic gift cards sold and the DubLi credits used on its Xpress auction to be net of the related cost of the gift cards. Historically, the Company has reported the gross amount of the gift card sold plus the DubLi credits used in the auction as revenue and the face value of the gift card delivered to the customer was reported as a direct cost of revenue. However, on December 12, 2012, the audit committee and the Board of Directors concluded that its accounting for revenue was in error and must be corrected to report revenue only after deducting the face value of the gift card sold. We must correct the accounting error because the sales of the proprietary electronic gift cards are not considered revenue generating activities under Generally Accepted Accounting Principles. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

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

In addition to the adjustment described above the Company discovered a second error in the calculation of deferred costs presented in its third quarter report. The overstatement of deferred costs was the result of a computational error made while manually computing the third quarterly deferral. The deferred costs are those direct and incremental direct costs associated with the deferred revenue from sales of DubLi Credits and include primarily commissions on those sales. In each period we measure the amount of period costs of selling DubLi Credits as a percentage of period revenue derived from sales of DubLi Credits before making any deferrals. We then record an adjustment to defer the unearned portion of the revenue and the pro rata share of the related expense based upon the current period ratio of cost to sales in order to achieve a proper matching in the statement of operation and on the balance sheet. The error occurred because of the way in which the worksheet formula treated BA resales. This caused deferred costs to be overstated and cost of sales to be understated.

The effect of the first correction to the Condensed Condensed Consolidated Financial Statements will result in a reduction of previously reported revenue and a corresponding reduction in the direct cost of revenue as described in adjustment above and has no effect on the Company’s financial position, results of operations or cash flows or any per share amounts. The effect of the second correction to the Consolidated Financial Statements will result in a reduction of the previously reported deferred cost asset and a corresponding increase in the direct cost of revenue and operating expenses the net effect of which is to increase net loss by $1,151,596 and other comprehensive loss by $1,091,484. Other comprehensive loss decreased $60,111 for the foreign currency translation effect of the adjustment. Net loss per share of ($0.01) did not change for the third quarter but did increase from ($0.02) to ($0.03) for the nine months ended June 30, 2012.

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

USE OF NAMES

In this quarterly report, the terms “DubLi,” “Company,” “we,” or “our,” unless the context otherwise requires, mean DubLi, Inc. and its subsidiaries.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DubLi, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets - Unaudited

	June 30, 2012	September 30, 2011
	(Restated)
Assets:
Current Assets:
Cash and cash equivalents	$6,815,912	$1,503,234
Restricted cash	1,546,776	448,161
Accounts receivable	153,062	253,095
Finished goods inventories	130,020	168,846
Prepaid customer acquisition costs	5,264,925	6,958,894
Prepaid expenses	577,319	2,060,468
Total Current Assets	14,488,014	11,392,698

Property and Equipment, net	426,162	207,419

Other Assets:
Restricted cash, net	-	1,864,293
Real estate contract, net	3,129,345	3,203,847
Other	115,677	74,651
Total Other Assets	3,245,022	5,142,791
Total Assets	$18,159,198	$16,742,908

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts payable	$910,770	$1,308,387
Accrued and other liabilities	307,860	229,118
Loyalty points payable	153,915	318,653
Commissions payable	2,764,002	1,128,355
Customer deposits	1,591,928	342,153
Deferred revenue	18,130,555	13,830,389
Total Current Liabilities	23,859,030	17,157,055

Stockholders' Equity (Deficit):
Preferred stock- $0.01 par value, 50 million shares authorized, -0- and -0- outstanding, respectively	-	-
Common stock -$.001 par value, 500 million shares authorized 371,864,326 and 359,802,057 issued and outstanding, respectively	371,864	359,802
Additional paid-in capital	15,784,110	11,953,103
Accumulated other comprehensive income (loss)	109,455	(85,923)
Retained earnings (deficit)	(21,965,262)	(12,641,129)
Total Stockholders' Equity (Deficit)	(5,699,832)	(414,147)
Total Liabilities and Stockholders' Equity (Deficit)	$18,159,198	$16,742,908

See accompanying notes to condensed consolidated financial statements.

DubLi, Inc. and Subsidiaries

Consolidated Statements of Operations - Unaudited

	For the Three Months ended June 30,		For the Nine Months ended June 30,
	2012	2011	2012	2011
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$4,160,331	$7,642,402	$9,493,539	$13,696,921
Direct cost of revenues	4,286,421	4,145,648	8,983,039	6,536,736
Gross profit	(126,090)	3,496,754	510,500	7,160,185

Selling, general and administrative	3,313,262	2,608,592	9,831,809	8,398,227
Loss from operations	(3,439,352)	888,162	(9,321,309)	(1,238,042)

Interest expense	(552)	(13,888)	(2,824)	(17,689)

(Loss) income from operations before income taxes	(3,439,904)	874,274	(9,324,133)	(1,255,731)

Income taxes	-	-	-	-

Net (loss) income	(3,439,904)	874,274	(9,324,133)	(1,255,731)

Foreign currency translation adjustment	180,650	(3,713)	195,379	325,705

Comprehensive (loss) income	$(3,259,254)	$870,561	$(9,128,754)	$(930,026)

Net loss per common share
Basic	$(0.01)	$0.00	$(0.03)	$(0.00)
Diluted	$(0.01)	$0.00	$(0.03)	$(0.00)

Weighted average shares outstanding:
Basic	366,506,095	319,741,435	362,624,526	270,679,678
Diluted	381,089,154	324,735,748	374,144,697	274,008,730

See accompanying notes to condensed consolidated financial statements.

DubLi, Inc. and Subsidiaries

Consolidated Statements of Cash Flows - Unaudited

For the Nine Months Ended June 30,

	2012	2011
	(Restated)
Cash flows from operating activities
Net loss	$(9,324,133)	$(1,255,731)
Reconcile net loss to net cash from operating activities:
Depreciation and amortization	76,825	683,321
Real estate impairment	-	367,292
Recovery of impairment of restricted cash	(289,863)	-
Option agreement written off	-	250,000
Stock based compensation	4,249,634	1,483,519
Promotional DubLi Credits	194,754	113,780
Changes in operating assets and liabilities:
Restricted cash	893,850	(67,516)
Accounts receivable	84,497	(166,337)
Inventory	26,080	154,339
Prepaid expenses	(265,127)	83,472
Prepaid customer acquisition costs	1,173,786	(9,876,824)
Accounts payable	204,012	(226,007)
Accrued and other liabilities	(347,288)	566,999
Loyalty points payable	(164,738)	(46,547)
Commission payable	1,630,447	(314,118)
Customer deposits	1,348,769	113,913
Deferred revenue	5,756,241	6,205,682
Net cash provided by (used in) operations	5,247,746	(1,930,763)

Investing activities:
Purchases of equipment and software	(301,400)	(78,988)
Sale of equipment and software	2,642	-
Payments on real estate contract	(266,726)	(480,863)
Payments on land investment	(20,200)	-
Other assets	(20,826)	(72,727)
Restricted cash	-	302,055
Net cash used in investing activities	(606,510)	(330,523)

Financing activities
Proceeds from note payable - related party	-	453,208
Repayments of note payable - related party	(225,144)	(1,205,364)
Proceeds from stock subscriptions	1,247,848	3,368,572
Net cash provided by financing activities	1,022,704	2,616,416

Effect of exchange rate changes on cash	(351,262)	87,951

Net increase in cash and equivalents	5,312,678	443,081
Cash at beginning of period	1,503,234	487,171
Cash at end of period	$6,815,912	$930,252

Supplemental cash flow information:
Cash paid for interest	$2,824	$17,689
Cash paid for income taxes	31,685	-
Non-cash transactions
Foreign currency translation adjustment	135,266	325,705
Two step common share transfer	-	63,394
Real estate loan from officer	223,000	-
Stock issued for future consulting services	36,537	-

See accompanying notes to condensed consolidated financial statements.

DubLi, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 - Description of Business

DubLi, Inc. (“DubLi,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global marketing company that sells merchandise to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  Our online auctions are conducted in Europe, North America, Australia and New Zealand and a global auction portal serving the balance of the world.  We have a large network of independent Business Associates that sell the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”).  The Credits have no monetary value, no stored value, and are not refundable after three days, and they cannot be redeemed for products or services and they may only be used to bid at auction. These auctions are designed to offer consumers substantial savings on these goods.  The Company, through its BSP Rewards, Inc. subsidiary, also offers private branded loyalty and reward web malls where members receive rebates (rewards) on products and services from participating merchants.

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

Revenue Recognition

Product Sales and Services - The Company recognizes revenue in accordance with ASC subtopic 605-10, Revenue Recognition (“ASC 605-10”).  ASC 605-10 requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue that is subject to refund, and, for which the product has not been delivered or the service has not been rendered net of an estimated allowance for breakage. The Company revenue recognition policies for each of its products and services were fully described in its Form 10-K for the year ended September 30, 2011. The following expanded service offering are described below:

•	Goods and services sold at auction – Revenue is recognized after receipt of payment and product shipment net of credit card charge-backs and refunds. Prior to June 2011, Xpress auctions consisted of name brand products and services purchased for resale from retailers, wholesalers and manufacturers. In June 2011, the Company changed the format to exclusively offer electronic gift cards that are redeemable for cash. In an Xpress auctions, the Gift Card up for auction is displayed with a starting price, which is the lowest available value of the Gift Card (the “Starting Price”). Each time a person makes a bid (which costs him or her one Credit), the price, is decreased by either US$0.20, AU$0.20 or 0.20€ and the reduced price becomes visible to the person making a bid and to no other person. The bidder can choose to purchase the Gift Card at the reduced price so shown or can opt to wait in the hopes that others will make bids and drive down the price. The actual purchase price is always less than the starting price and often represents a substantial discount to the starting price. During 2012 the Company began adding additional discounts to each gift card to supplement the discounts created by the bidders. The Company also created a “cash organizer” for each bidder’s user account where they may store the redeemed cash value of each gift card. The bidder has the option to withdraw his funds from the organizer and take delivery of the cash proceeds at any time. The bidder may take his cash proceeds at the end of each auction onto his DubLi branded MasterCard, via bank transfer or accumulate the funds in the cash organizer. The bidder may also use the cash value accumulated in the organizer to purchase DubLi Credits, additional gift cards or other DubLi subscription services and as a result the cash organizer re-circulates large volumes of transactions within the system. The Company records the liability for the balances in the bidder’s cash organizer accounts and reports it on the consolidated balance sheet as customer deposits. The Company’s proprietary gift cards provide the purchaser with a right to receive cash in the amount of the gift card; the transactions are an exchange of one type of cash equivalent for another. As such, the value of the gift card is deducted from the proceeds the Company receives, with only the net amount recognized as revenue. The sales of the proprietary electronic gift cards are not considered revenue generating activities. Also included in the face value of the gift card is a cash incentive equal to the difference between the face value of a proprietary gift card and the agreed upon sale price (i.e., winning bid amount) and is recognized as a reduction of the related revenue.

•	Co-op Advertising is a service that we provide to Business Associates whereby they can pool their marketing funds in order to participate in television and telemarketing advertising campaign managed by the Company. Each advertising campaign runs for a specific term and all customers acquired during the campaign will be allocated and commissionable to Business Associates pro-rata based upon their percentage contribution to the program. The revenue will be recognized ratably over the campaign period as the funds are spent. The Company retains a 25% service charge for producing and managing the program for the business associates.

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

Restatement of Previously Filed Interim and Annual Financial Statements

On December 12, 2012, the audit committee and the board of directors of DubLi, Inc. (the “Company”), in consultation with the Company’s auditors, Cherry Bekaert LLP, determined that the Company’s Consolidated Statements of Operations for the quarter ended June 30, 2011, the year ended September 30, 2011, and for each of the three quarters ended December 31, 2011, March 31, 2012 and June 30, 2012 (collectively, the “Financial Statements”) should not be relied upon because the Company must correct accounting errors in revenue recognition.

The Company is amending this Form 10-Q for the quarter ended June 30, 2012 in order to restate revenues from the sales of its electronic gift cards sold and the DubLi credits used on its Xpress auction to be net of the related cost of the gift cards. Historically, the Company has reported the gross amount of the gift card sold plus the DubLi credits used in the auction as revenue and the face value of the gift card delivered to the customer was reported as a direct cost of revenue. However, on December 12, 2012, the audit committee concluded that its accounting for revenue was in error and must be corrected to report revenue only after deducting the face value of the gift card sold. We must correct the accounting error because the sales of the proprietary electronic gift cards are not considered revenue generating activities under Generally Accepted Accounting Principles.

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

In addition to the adjustment described above (1), the Company discovered a second error (2) in the calculation of deferred costs presented in its third quarter Form 10Q. The overstatement of deferred costs was the result of a computational error made while manually computing the third quarterly deferral. The deferred costs are those direct and incremental direct costs associated with the deferred revenue from sales of DubLi Credits and include primarily commissions on those sales. In each period we measure the amount of period costs of selling DubLi Credits as a percentage of period revenue derived from sales of DubLi Credits before making any deferrals. We then record an adjustment to defer the unearned portion of the revenue and the pro rata share of the related expense based upon the current period ratio of cost to sales in order to achieve a proper matching in the statement of operation and on the balance sheet. The error occurred because of the way in which the worksheet formula treated BA resales. This caused deferred costs to be overstated and cost of sales to be understated. The effect of the first correction (1) to the Condensed Consolidated Financial Statements will result in a reduction of previously reported revenue and a corresponding reduction in the direct cost of revenue as described in adjustment above and has no effect on the Company’s financial position, results of operations or cash flows or any per share amounts. The effect of the second correction (2) to the Condensed Consolidated Financial Statements will result in a reduction of the previously reported deferred cost asset and a corresponding increase in the direct cost of revenue and operating expenses the net effect of which is to increase net loss by $1,151,596 and other comprehensive loss by $1,091,484. Other comprehensive loss decreased $60,111 for the foreign currency translation effect of the adjustment. Net loss per share of ($0.01) did not change for the third quarter but did increase from ($0.02) to ($0.03) for the nine months ended June 30, 2012. The effects of both adjustments are shown below:

Quarter ended June 30, 2012
	Last reported		Adjustment	Restated
Revenues	$151,944,510	(1)	$147,784,179	$4,160,331
Direct cost of revenues	151,062,362	(1)	(147,784,179)	4,286,421
		(2)	1,008,238
Gross profit (loss)	882,148		1,008,238	(126,090)
Net loss	(2,288,307	)(2)	(1,151,596)	(3,439,903)
Comprehensive loss	$(2,167,769	)(2)	$(1,091,484)	$(3,259,253)

Nine Months ended June 30, 2012
	Last reported		Adjustment	Restated
Revenues	$201,416,736	(1)	$191,923,197	$9,493,539
Direct cost of revenues	199,897,997	(1)	(191,923,197)	8,983,039
		(2)	1,008,238
Gross profit (loss)	1,518,739		1,008,238	510,500
Net loss	(8,172,536	)(2)	(1,151,596)	(9,324,133)
Comprehensive loss	$(8,037,270	)(2)	$(1,091,484)	$(9,128,754)

	Last reported		Adjustment	Restated
Assets
Deferred costs	$6,356,409	(2)	$(1,091,484)	$5,264,925
Other assets	12,894,273		-	12,894,273
Total	$19,250,682		$(1,091,484)	$18,159,198
Liabilities and equity (deficit)
Deferred revenue	$18,130,555		$-	$18,130,555
Other liabilities	5,728,475		-	5,728,475
Equity (deficit)	$(4,608,348	)(2)	$(1,091,484)	$(5,699,832)
Total	19,250,682		(1,091,484)	18,159,198

Quarter ended June 30, 2011
	Last reported		Adjustment	Restated
Revenues	$8,123,050	(1)	$480,648	$7,642,402
Direct cost of revenues	4,626,296	(1)	(480,648)	4,145,648
Gross profit	3,496,754			3,496,754
Net income (loss)	874,274			874,274
Comprehensive income (loss)	870,561			870,561

Nine Months ended June 30, 2011
	Last reported			Restated
Revenues	14,177,569	(1)*	$480,648	13,696,921
Direct cost of revenues	7,017,384	(1)*	(480,648)	6,536,736
Gross profit	7,160,185			7,160,185
Net income (loss)	(1,255,731)			(1,255,731)
Comprehensive income (loss)	(930,026)			(930,026)

*This adjustment was not disclosed in the Company’s Form 8-K filed on December 12, 2012 due to its immateriality. The adjustment is included herein for consistency in the comparative presentation.

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

	June 30, 2012	September 30, 2011
Prepaid customer acquisition costs	$5,264,925	$6,958,894

Unused DubLi Credits	$10,267,909	$13,155,511
Subscription fees	1,032,253	605,760
Co-op advertising	6,770,979	-
Other	59,914	69,118
	$18,130,555	$13,830,389

Note 6 – Property and Equipment

Property and equipment consists of office furniture, computer equipment and software as follows:

	June 30, 2012	September 30, 2011
Cost	$614,636	$323,917
Accumulated Depreciation	(188,474)	(116,498)
Total	$426,162	$207,419

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

On February 24, 2012, the Court held an expedited bench trial on the issue of the Company's declaratory judgment claim seeking a declaration of the Company's rights under the Agreement and immediate possession of the Reserve Funds. At the close of the trial on February 24, 2012, the Court ruled that the Company was the prevailing party on its claim and was entitled to the immediate return of the Reserve Funds, in the amount of $2,133,852, which was the balance of the Reserves after deduction of certain fees not challenged by the Company. On March 29, 2012, the Court entered a Declaratory Judgment in favor of the Company which declared the Company to be the prevailing party on its claim for immediate return of the Reserve Funds. The Judgment further ordered the Clerk of Court to immediately release to DubLi, all of the Reserve Funds which NMC had deposited with the Court, ordered NMC and First Data to immediately release to DubLi the remaining amount of the Reserve Funds and provided that the Company may move for further relief based on the Judgment under the federal Declaratory Judgment Act. The Company received all of the Reserve Funds on April 12, 2012. As provided for by federal statute, as the prevailing party at the February 24, 2012 trial, the Company, on April 13, 2012, filed a Bill of Costs in the amount of $9,702 and an application for the Clerk of Court to tax costs in this amount against. NMC. As further relief under the federal Declaratory Judgment Act, the Company, on April 14, 2012, filed a motion for an award of attorneys' fees and nontaxable expenses incurred by the Company to litigate the Reserve Funds issues and obtain the return of the Reserve Funds ("Attorneys' Fees Motion"). NMC and First Data have opposed the Company's application to recover certain taxable cost items and have also opposed, in its entirety, the Company's Attorneys' Fees Motion. On May 20, 2012, the Clerk of Court issued a Bill of Costs which taxed costs of $8,730 against NMC. On June 4, 2012, the Court held a hearing on DubLi's Attorneys' Fees Motion, but it has not yet ruled on such Motion.

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

Note 11 – Changes in Stockholders’ Equity and Comprehensive Income:

Changes in stockholders’ equity for the year and nine months ended June 30, 2012 are summarized below:

				Accumulated
	Common Stock			Other	Retained	Total
	Shares	Par Value	Paid-In	Comprehensive	Earnings	Equity
	Outstanding	Value	Capital	Income (Loss)	(Deficit)	(Deficit)
Balance September 30, 2010 - Restated	244,200,626	$244,201	$2,559,483	$(486,845)	$(8,484,095)	$(6,167,256)
Common shares issued as compensation	5,000,000	5,000	919,402			924,402
Stock based compensation			1,258,574			1,258,574
Common shares issued for services	8,865,346	8,865	2,489,422			2,498,287
Two step transfer to Trust	63,393,933	63,394	(63,394)			-
Options Exercised	3,000,000	3,000				3,000
Private Placement	35,342,152	35,342	4,789,616			4,824,958
Foreign currency translation adjustment				400,922		400,922
Net loss					(4,157,034)	(4,157,034)
Balance September 30, 2011	359,802,057	359,802	11,953,103	(85,923)	(12,641,129)	(414,147)
Common shares issued as compensation	4,500,000	4,500	880,500			885,000
Stock based compensation			1,569,372			1,569,372
Common shares issued for services	700,037	700	134,643			134,343
Stock based Compensation for services			3,676			3,676
Options Exercised	1,830,000	1,830				1,830
Private Placement	5,032,232	5,032	1,242,816			1,247,848
Foreign currency translation adjustment				195,378		195,378
Net loss					(9,324,133)	(9,324,133)
Balance June 30, 2012	371,864,326	$371,864	$15,784,110	$109,455	$(21,965,262)	$(5,699,832)

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

	For the Three Months ended June 30,				For the Nine Months ended June 30,
	2012		2011		2012		2011
Revenues
European Union	$2,247,283	54%	$3,037,494	40%	$4,851,816	51%	$5,730,754	42%
North America	109,143	3%	612,589	8%	312,792	3%	1,291,950	9%
Australia & New Zealand	96,843	2%	1,653,249	22%	367,035	4%	2,737,254	20%
Worldwide	1,707,062	41%	2,339,070	30%	3,961,897	42%	3,936,963	29%
	$4,160,331	100%	$7,642,402	100%	$9,493,540	100%	$13,696,921	100%

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

See also the risks discussed in our Form 10-K/A for the fiscal year ended September 30, 2011 and those discussed in other documents we file with the Securities and Exchange Commission.

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

How We Generate Revenue:

Revenue recognized from the sales of DubLi Credits made up 69.2% of our revenue in the first nine months of fiscal year 2012. We charge $0.80 retail for each DubLi credit that is used to bid down the price of our products on both the Xpress and Unique bid reverse auctions. The revenue earned from the usage of the credits and the breakage from unused expired credits permits us to sell products and electronic gift cards at discounted prices. Breakage of expired credits purchased in the prior year is a part of our revenue as we recognized an amount of breakage equal to 47.7% of our revenue. All remaining unused credits are categorized as a liability until used or expired. 77.4% of all DubLi Credits sold in first nine months of fiscal year 2012 were sold to the Business Associates affiliated with our network marketing company. The Business Associates purchase the DubLi credits at an average discounted price of $0.63 which enables them to earn an average of $0.17 per unit profit upon resale to their customers. The remaining 22.8% were sold directly from the DubLi.com website at the full retail value of $0.80. In the first nine months of fiscal year 2012, revenue from annual subscription fees paid by our Business Associates made up 11.3% of our revenue. We also sell training and advertising packages and conferences and events to our Business Associates which made up 8.2% of our revenue during the first nine months of fiscal 2012.

During 2011, we introduced three new subscription services which offer streaming music and entertainment and a new VIP and Smart Shopper shopping and rebate programs for a monthly subscription price. In conjunction with these new service offerings, we introduced our new corporate mascot, the “Dubot,” an online assistant that demonstrates our service offerings. Sales of the subscription packages: VIP Package, Music On-Demand and the Smart Shopper Package produced 8.9% of our revenue in the first nine months of fiscal year 2012.

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

Revenue recognition and deferred revenue: Product Sales and Services - The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”).  ASC 605-10 requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv), collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue that is subject to refund, and, for which the product has not been delivered or the service has not been rendered. The Company’s revenue recognition policies for each of its products and services are as follows:

•	Goods and services sold at auction – Revenue is recognized after receipt of payment and product shipment net of credit card charge-backs and refunds. Prior to June 2011, Xpress auctions consisted of name brand products and services purchased for resale from retailers, wholesalers and manufacturers. In June 2011, the Company changed the format to exclusively offer electronic gift cards that are redeemable for cash. In an Xpress auctions, the Gift Card up for auction is displayed with a starting price, which is the lowest available value of the Gift Card (the “Starting Price”). Each time a person makes a bid (which costs him or her one Credit), the price, is decreased by either US$0.20, AU$0.20 or 0.20€ and the reduced price becomes visible to the person making a bid and to no other person. The bidder can choose to purchase the Gift Card at the reduced price so shown or can opt to wait in the hopes that others will make bids and drive down the price. The actual purchase price is always less than the starting price and often represents a substantial discount to the starting price. During 2012 the Company began adding additional discounts to each gift card to supplement the discounts created by the bidders. The Company also created a “cash organizer” for each bidder’s user account where they may store the redeemed cash value of each gift card. The bidder has the option to withdraw his funds from the organizer and take delivery of the cash proceeds at any time. The bidder may take his cash proceeds at the end of each auction onto his DubLi branded MasterCard, via bank transfer or accumulate the funds in the cash organizer. The bidder may also use the cash value accumulated in the organizer to purchase DubLi Credits, additional gift cards or other DubLi subscription services and as a result the cash organizer re-circulates large volumes of transactions within the system. The Company records the liability for the balances in the bidder’s cash organizer accounts and reports it on the consolidated balance sheet as customer deposits. The Company’s proprietary gift cards provide the purchaser with a right to receive cash in the amount of the gift card; the transactions are an exchange of one type of cash equivalent for another. As such, the value of the gift card is deducted from the proceeds the Company receives, with only the net amount recognized as revenue. The sales of the proprietary electronic gift cards are not considered revenue generating activities. Also included in the face value of the gift card is a cash incentive equal to the difference between the face value of a proprietary gift card and the agreed upon sale price (i.e., winning bid amount) and is recognized as a reduction of the related revenue.

•	Products and Third Party Electronic Gift Cards sold at auction - Prior to June 2011, Xpress auctions consisted of name brand products and services purchased for resale from retailers, wholesalers and manufacturers. Revenue for such sales was recognized after receipt of payment and shipment of the goods or delivery of the services based on the agreed-upon purchase price plus the cost of any DubLi credits used in the auction.

•	Proprietary Electronic Gift Cards sold at auction - In June 2011, the Company changed the format to exclusively offer electronic gift cards that are redeemable for cash or can be used in future auctions. Because of the cash redemption feature, revenue is recognized only for the DubLi Credits used or broken less the bidding discounts plus the handling fees. Essentially, the value of the gift card is netted against the gross sales price of the transaction.

•	“DubLi Credits” – Consumers bid on the Company’s online auctions by purchasing “DubLi Credits” either directly on DubLi.com or from DubLi’s independent Business Associates who are members of the DubLi Marketing Network. All proceeds from the sales of “DubLi Credits” are recorded as deferred revenue until used by the consumer in the bidding process and the related revenue is earned. Purchases of DubLi Credits are non-refundable after three days. Unused Credits remaining in closed and inactive Business Associate accounts are recorded as revenue as if earned 30 days after the account is closed. Management makes this adjustment to reduce the deferred revenue liability and to increase revenue recognized based upon the remote possibility of future redemption. Unused Credits in consumers’ accounts are expired and broken after one year.

•	Subscription Fees – “DubLi Business Associates” pay a $175 annual subscription fee for the marketing and training services provided by DubLi Network. All proceeds from the sales of subscription fees are recorded as deferred revenue and recorded as revenue ratably over the twelve month service period plus any promotional extensions.

•	Subscription Fees – DubLi Customers who purchase the “VIP”, “Music-on-Demand” or the “Smart Shopper” packages pay a monthly subscription fee of $28.95, $9.95 and $4.95, respectively, for those services. All proceeds from the sales of subscription fees are recorded as deferred revenue and recorded as revenue ratably over the monthly service period.

•	Co-op Advertising is a service that we provide to Business Associates whereby they can pool their marketing funds in order to participate in television and telemarketing advertising campaign managed by the Company. Each advertising campaign runs for a specific term and all customers acquired during the campaign will be allocated and commissionable to Business Associates pro-rata based upon their percentage contribution to the program. The revenue will be recognized ratably over the campaign period as the funds are spent. The Company retains a 25% service charge for producing and managing the program for the business associates.

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

Results of Operations

The following tables sets forth certain of our results of operations for the periods indicated:

	Three months ended
	June 30,		Increase	Percent	Percent Revenue
	2012	2011	(Decrease)	Change	2012	2011
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$4,160,330	$7,642,402	$(3,482,072)	-45.6%	100.0%	100.0%
Direct cost of revenues	4,286,421	4,145,648	140,773	3.4%	103.0%	54.2%
Gross profit	(126,091)	3,496,754	(3,622,845)	-103.6%	-3.0%	45.8%
Selling, general and administrative	3,313,261	2,608,592	704,669	27.0%	79.6%	34.1%
(Loss) income from operations	(3,439,352)	888,162	(4,327,514)	-487.2%	-82.7%	11.6%
Other (expense) income	(552)	(13,888)	13,336	-96.0%	0.0%	-0.2%
(Loss) income from operations before income taxes	(3,439,904)	874,274	(4,314,178)	-493.5%	-82.7%	11.4%
Income taxes-benefit (expense)	-	-	-		0.0%	0.0%
Net (loss) income	(3,439,904)	874,274	(4,314,178)	-493.5%	-82.7%	11.4%
Foreign currency translation adjustment	180,650	(3,713)	184,363	-4965.3%	4.3%	0.0%
Comprehensive (loss) income	$(3,259,253)	$870,561	$(4,129,814)	-474.4%	-78.3%	11.4%

	Nine months ended
	June 30,		Increase	Percent	Percent Revenue
	2012	2011	(Decrease)	Change	2012	2011
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$9,493,539	$13,696,921	$(4,203,382)	-30.7%	100.0%	100.0%
Direct cost of revenues	8,983,039	6,536,736	2,446,303	37.4%	94.6%	47.7%
Gross profit	510,500	7,160,185	(6,649,685)	-92.9%	5.4%	52.3%
Selling, general and administrative	9,831,809	8,398,227	1,433,582	17.1%	103.6%	61.3%
Loss from operations	(9,321,309)	(1,238,042)	(8,083,267)	652.9%	-98.2%	-9.0%
Other (expense) income	(2,824)	(17,689)	14,865	-84.0%	0.0%	-0.1%
Loss from operations before income taxes	(9,324,133)	(1,255,731)	(8,068,402)	642.5%	-98.2%	-9.2%
Income taxes-benefit (expense)	-	-	-		0.0%	0.0%
Net loss	(9,324,133)	(1,255,731)	(8,068,402)	642.5%	-98.2%	-9.2%
Foreign currency translation adjustment	195,378	325,705	(130,327)	-40.0%	2.1%	2.4%
Comprehensive (loss)	$(9,128,754)	$(930,026)	$(8,198,728)	881.6%	-96.2%	-6.8%

Revenues

The following tables set forth the major components of revenue for the periods indicated:

	Three months ended June 30, 2012 (Restated)
Revenue	Q3 2012	% Revenue	Q3 2011	% Revenue	Change	% change
Credits used	4,566,119	109.8%	230,096	3.0%	4,336,023	1884.4%
Credits broken	2,060,362	49.5%	6,168,283	80.7%	(4,107,922)	-66.6%
Total credits	6,626,481	159.3%	6,398,379	83.7%	228,102	3.6%
Discounts	(3,987,710)	-95.9%	(35,473)	-0.5%	(3,952,237)	11141.5%
Credits - net	2,638,771	63.4%	6,362,906	83.3%	(3,724,135)	-58.5%
Product sales	-	0.0%	652,145	8.5%	(652,145)	-100.0%
Network fees	399,744	9.6%	416,908	5.5%	(17,164)	-4.1%
Subscriptions	329,752	7.9%	206,334	2.7%	123,418	59.8%
Advertising	670,916	16.1%	-	0.0%	670,916	0.0%
Conf. & Events	2,919	0.1%	-	0.0%	2,919	0.0%
Other	118,229	2.8%	4,109	0.1%	114,120	2777.3%
Total	4,160,331	100.0%	7,642,402	100.0%	(3,482,071)	-45.6%

	Nine months ended June 30, 2012 (Restated)
Revenue	Q3 2012	% Revenue	Q3 2011	% Revenue	Change	% change
Credits used	7,493,431	78.9%	2,301,249.80	16.8%	5,192,181	225.6%
Credits broken	4,530,308	47.7%	8,207,592	59.9%	(3,677,285)	-44.8%
Total credits	12,023,739	126.7%	10,508,842	76.7%	1,514,897	14.4%
Discounts	(5,455,251)	-57.5%	(35,473)	-0.3%	(5,419,778)	15278.5%
Credits - net	6,568,488	69.2%	10,473,369	76.5%	(3,904,881)	-37.3%
Product sales	0	0.0%	1,199,494	8.8%	(1,199,494)	-100.0%
Network fees	1,071,734	11.3%	1,558,831	11.4%	(487,097)	-31.2%
Subscriptions	849,531	8.9%	231,290	1.7%	618,241	267.3%
Advertising	670,916	7.1%	-	0.0%	670,916	0.0%
Conf. & Events	106,600	1.1%	-	0.0%	106,600	0.0%
Other	226,270	2.4%	233,937	1.7%	(7,667)	-3.3%
Total	9,493,539	100.0%	13,696,921	100.0%	(4,203,382)	-30.7%

During the third quarter of fiscal year 2012, we recorded revenue of $4.2 million, a decrease of revenue of 45.6% from the $7.6 million recorded in the same quarter in 2011. During the first nine months of fiscal year 2012, we recorded revenue of $9.5 million, a decrease of revenue of 30.7% from the $13.7 million recorded in the first nine months of 2011. A significant portion of this revenue decrease is attributed to the change in format of our Xpress auctions and by the different accounting treatment used for electronic gift cards versus goods and services. Auction sales of goods and services are recorded at the sales price of the item sold, plus DubLi credits used in the auction and handling fees. Because of the cash redemption feature, revenue from the sales of electronic gift cards is recognized only for the DubLi Credits used or broken less the bidding discounts plus the handling fees. The face value of the gift card is netted against the auction price of the gift card plus the DubLi Credits used in the transaction. The net revenue presentation of electronic gift cards compared to the gross revenue presentation of goods and services indicates a decline in revenue despite the fact that transaction volumes increased significantly over the same periods last year. Increases in auction transaction volumes were also aided by the growth of our network of Business Associates. The most significant increase in auction transaction volume during the third quarter of fiscal 2012 is due to changes we made in the DubLi Xpress auction. Its rise in popularity is largely attributed to a bonus discount system that we added during the previous quarter. In addition to the discounts generated by the auction bidders themselves, the Company systematically adds a bonus discount ranging from $0.80 to $120.00 to 90% of the auctions. The discounts are randomly distributed among the auctions. That discount is not revealed until the bidder clicks the “buy now” button. This added feature has created large volumes but at reduced profit margins. The Company intends to further develop this strategy as a business driver for its other offerings.

Our transaction volumes of electronic gift cards from our online auction site was $143.8 million in the third quarter of fiscal year 2012 as compared to $0.7 million in the third quarter 2011, which resulted in an improvement of $143.1 million. The transaction volume of electronic gift cards was $186.5 million and $1.2 million respectively for the nine months ended June 30, 2012 and 2011, respectively an increase of $185.3 million. The large increase in transaction volume is due to a change in the format of the Xpress Auction that we adopted in June 2011 whereby we replaced all products and services with electronic gift cards that are redeemable for cash. Due to the cash redemption feature, revenue from the sales of electronic gift cards is recognized only for the DubLi Credits used or broken less the bidding discounts plus the handling fees. The face value of the gift card is netted against the gross auction price of the gift card plus the DubLi Credits used in the transaction. This new concept has a much broader appeal to consumers than the limited product offerings that we previously auctioned. We have experienced greatly expanded participation in the Xpress auction as a direct result of changing the format from low volume high margin goods, to high volume, low margin electronic gift cards and the bonus discounts described above. This is in line with the Company’s marketing strategy to attract traffic and business to our websites in order to drive incremental revenue from advertising and partner programs. Unlike most traditional business models, our revenue from the sale of products at our online auction site results from our use of a reverse auction business model, in which the customer bids down the selling price of the product sold. Accordingly, the lower the selling price, the more revenue we are earning from the sale of a Credit that is used to bid at our online auction site. For this reason, management does consider the amount of revenue generated from the sale of products to be integral to the Company’s business model

We recognize revenue from the sale of DubLi Credits when a customer makes a bid at one of our online auctions by using the Credit reduced by the amount of the bidding discounts of the gift cards sold. In addition, revenue includes breakage of DubLi Credits that will not be used. For the three and nine months ended June 30, 2012, we sold 12.6 million and 20.1 million DubLi Credits for total sales proceeds of $6.6 million and $12.0 million, respectively, compared to the three and nine months ended June 30, 2011 when we sold 2.0 million and 7.3 million DubLi Credits for total sales proceeds of $1.3 million and $4.7 million, a 489.0% and 173.1% increase in quarterly and year to-date sales, respectively. This is attributable to an overall decrease in sales activity during fiscal 2011 because the Company scaled back its sales and marketing effort in 2011 while it made changes to its Xpress auction format, back office systems and other administrative changes. In fiscal 2012 with the implementation of the new format, we are seeing improved results. Of those unit sales, we recognize as revenue only those DubLi Credits that were used on the auction site (“usage”) and those that expire unused in closed Business Associate accounts and closed user accounts (“breakage”). For the three and nine months ended June 30, 2012, revenue earned before applying the bidding discounts from the usage of the DubLi Credits from our online auctions was $4.6 million and $7.5 million, respectively as compared to $0.2 million and $2.3 million for the three and nine months ended June 30, 2011. The result was an increase of $4.3 million or 1884.4% for the third quarter and a $5.2 million or 173% increase in usage in the first nine months of 2012 for DubLi Credits previously unused. Revenue earned from the breakage of the DubLi Credits was $2.1 million and $4.5 million in the third quarter and first nine months of fiscal year 2012, respectively as compared to $6.2 million and $8.2 million during the same periods in 2011. The large decrease of $4.1 and $3.7 million for the three and nine months ended June 30, 2012 compared to 2011 comes from increased sales and usage rates resulting from the increased activity on the DubLi Xpress auction. With the new Xpress auction format we are reducing the breakage percentage and increasing the utilization rate. As the utilization rate increases, more Business Associates remain in the network thereby increasing the amount of DubLi Credits they sell to customers resulting in increased auction activity.

Because of the cash redemption feature, revenue from the sales of electronic gift cards is recognized only for the DubLi Credits used or broken less the bidding discounts plus the handling fees. The amount of auction discounts that were applied as a reduction of DubLi Credit revenue was $4.0 million and $5.5 million for the three and nine months ended June 30, 2012 and $0.04 million and $0.04 for the three and nine months ended June 30, 2011.

Net revenue recognized from usage and breakage of DubLi Credits after discounts was $2.6 million and $6.6 million for the three and nine months ended June 30, 2012, respectively as compared to $6.4 million and $10.5 during the same periods in 2011. The net 58.5% quarterly and 37.3% year to date decreases respectively are the net result of increased usage and greatly reduced breakage reduced by the auction discounts. Net revenue recognized on DubLi Credits was 63.4% and 83.3% of total revenues in the third quarter of fiscal years 2012 and 2011, respectively, and 69.2% and 76.5% of year to date revenue in the first nine months of 2012 and 2011, respectively. Revenue from DubLi credits as a percentage of total sales decreased significantly due to the large increase in both auction transactions and the related discounts from the Xpress auctions in 2012. In the last quarter of 2011, we began to see increased auction activity resulting from renewed interest in our Xpress auction based on the format change from products and services to electronic gift cards and bonus discounts. This change has increased auction activity and has significantly increased DubLi Credit usage as a percentage of total sales. Third quarter 2012 and 2011 usage was 109.8% and 3.0% of sales, respectively. We expect these trends to continue throughout 2012 as a result of our existing customers are becoming more familiar with the online auction process, reductions in the user learning curve for new customers, improvements in our website, increases and our continued training of Business Associates in customer retention, new product rollouts and technology.

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

During the first quarter of 2011, we rolled out an improved website to enhance our customers shopping experience with improved integration of the web shopping mall experience with our auction and music sites. In addition, we introduced several new subscription packages. Revenue earned from the VIP, Music On-Demand and Super Saver Packages was $0.3 million and $1.1 million for the third quarter and first nine months year ended June 30, 2012. Because these programs are new, revenue earned during 2011 from these new product offerings was not yet significant.

Direct Costs

Direct costs are those costs that consist of commissions that are earned by our Business Associates and costs of products acquired which are used in the auctions and gift cards that are redeemed by our shopping mall customers.

We incurred direct costs of $4.3 million and $9.0 million in the third quarter and first nine months of 2012 as compared to $4.1 million and $6.5 million during the same periods in 2011, which resulted in increases of $0.2 million and $2.5 million or 3.4% and 37.4%, respectively as discussed below.

Our cost of inventory sold for our online auctions is not significant as a result of the change in format of the Xpress auction to electronic gift cards. In the third quarter and first nine months of 2012, the $147.8 million and $191.9 million cost of those gift cards is treated as a reduction of the auction price of the gift card, because of the cash redemption feature, revenue from the electronic gift cards is recognized only for the DubLi Credits used or broken less the bidding discounts plus the handling fees.

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

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012

Prepaid customer acquisition costs	$10,448,041	$7,620,225	$6,958,894	$6,710,127	$6,628,110	$5,264,925
Deferred revenue - DubLi Credits	$19,686,982	$14,372,024	$13,830,389	$14,037,163	$17,266,828	$18,130,555

The components of deferred revenue include the following:

	June 30, 2012	September 30, 2011
Unused DubLi Credits	$10,267,909	$13,155,511
Subscription fees	1,032,253	605,760
Co-op advertising	6,770,979	-
Other	59,914	69,118
	$18,130,555	$13,830,389

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

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense consists primarily of: payroll and related expenses for executive and administrative personnel; fees for professional services; costs related to leasing, maintaining and operating our facilities; credit card fees; recruiting fees; travel costs for executive and administrative personnel; insurance, expenses and fees associated with the reporting and other obligations of a public company; bad debts; and other general and administrative services. Fees for professional services include amounts due to lawyers, auditors, tax advisors, and other professionals in connection with operating our business, and evaluating and pursuing new opportunities. These costs increased by $0.7 million from $2.6 million in the third quarter of fiscal year 2011 to $3.3 million in the third quarter of fiscal year 2012, a 21.5% increase. SG&A increased $1.4 million year to date from $8.4 million in fiscal year 2011 to $9.8 million in fiscal year 2012.

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

Net Loss

As a result of the factors described above, for the quarter ended June 30, 2012, we generated a net loss of $3.4 million, or net loss of $0.01 per basic and diluted share. For the quarter ended June 30, 2011, we generated a net income of $0.9 million, or a net income of $0.00 per basic and diluted share. For the nine months ended June 30, 2012 and 2011 our net loss was $9.3 million and $1.3 million, respectively.

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

Operating Activities

Net cash provided by operating activities totaled $5.2 million during the nine months ended June 30, 2012. Year-to-date net loss of $9.3 million included noncash depreciation and amortization and noncash equity compensation charges of $4.2 million. Since inception, the Company has met its working capital needs principally through sales of DubLi Credits to the Company’s Business Associates. To attract and maintain the level of Business Associates, significant amounts are spent on customer acquisition costs and commissions. Together these factors are key cash flow drivers to the Company’s operating cash flows. Changes to the amount of revenue deferred and breakage estimates had a significant impact on the Company’s revenue and incremental costs in the year of the change and such changes may impact future years. During the third quarter, we were no longer impacted by a significant reduction of available cash due to the $2.1 million of restricted cash, which relates to a dispute between the Company and one of its credit card processors, in which the credit card processor has failed to remit customer proceeds that it was holding back from the Company. The Company recovered those funds in full on April 12, 2012.

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

Net cash used in investing activities totaled approximately $0.3 million during the nine months ended June 30, 2011. Cash was used in investing activities to purchase capital assets and make payments on real estate that amounted to $0.5 million and cash was provided by $0.3 million that was released from restricted cash.

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

Cash in Foreign Subsidiaries

The Company has significant operations outside the US. As a result, cash generated by and used in the Company's foreign operations is repatriated only in amounts sufficient to pay management and administrative expenses in the US, or to fund certain US operational costs. As of June 30 2012, the Company held $6.8 million of unrestricted and $1.5 million of restricted cash in foreign subsidiaries.

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

(1)   Control environment—We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed in items (2) through (4) below. Our control environment was ineffective because of the following material weaknesses:

(a)   We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of Generally Accepted Accounting Principles (“GAAP”) commensurate with our financial reporting requirements and business environment. This material weakness resulted in material restatements and post-closing adjustments relating to revenue recognition, cutoffs, improper report groupings, consolidations and various account errors which have been reflected in the restated financial statements for the years ended September 30, 2011, 2010 and 2009 and the quarters ended December 31, 2009, March 31, June 30 and December 31, 2010 and March 31, June 30, and December 31, 2011, and March 31 and June 30, 2012.

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

On January 9, 2012, the Court granted the Company's motion and on February 24, 2012, the Court held an expedited bench trial on the issue of the Company's declaratory judgment claim seeking a declaration of the Company's rights under its merchant agreement with NMC and immediate possession of the Reserve Funds. At the close of the trial on February 24, 2012, the Court ruled that the Company was the prevailing party on its declaratory judgment claim and was entitled to the immediate return of the Reserve Funds, in the amount of $2,133,852, which was the balance of the Reserves after deduction of certain fees not challenged by the Company. On March 29, 2012, the Court entered a Declaratory Judgment in favor of the Company which declared the Company to be the prevailing party on its claim for immediate return of the Reserve Funds. The Judgment further ordered the Clerk of Court to immediately release to DubLi, all of the Reserve Funds which NMC had deposited with the Court, ordered NMC and First Data to immediately release to DubLi the remaining amount of the Reserve Funds and provided that the Company may move for further relief based on the Judgment under the federal Declaratory Judgment Act. The Company received all of the Reserve Funds on April 12, 2012. As authorized by federal statute, as the prevailing party in the February 24, 2012 trial, the Company, on April 13, 2012, filed a Bill of Costs in the amount of $9702 and an application for the Clerk of Court to tax costs in this amount against NMC. As further relief under the federal Declaratory Judgment Act, the Company, on April 14, 2012, filed a motion for an award of attorneys' fees and nontaxable expenses incurred by the Company to litigate the Reserve Funds issues and obtain the return of the Reserve Funds ("Attorneys' Fees Motion"). NMC and First Data have opposed the Company's application to recover certain taxable cost items and have also opposed, in its entirety, the Company's Attorneys' Fees Motion. On May 20, 2012, the Clerk of Court issued a Bill of Costs which taxed costs of $8,730 against NMC. On June 4, 2012, the Court held a hearing on DubLi's Attorneys' Fees Motion, but it has not yet ruled on such Motion.

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

ITEM 2.    UNREGISTERED SALE OF SECURITIES AND USE OF PROCEEDS

(a) Unregistered sales of equity securities

On July 14, 2012, DubLi, Inc. (the “Company”) completed a private placement of 7,874,241 shares of its common stock, par value $0.001 per share, for total cash proceeds of $2,362,271.  The Company issued the shares to the investors pursuant to Regulation S of the Securities Act of 1933, as amended, on the basis that each of the investors represented that he, she or it is not a “U.S. Person” as such term is defined in Regulation S. The proceeds are used for general corporate purposes.

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

