Form 10-K
period 2012-09-30
DubLi, Inc.
filed 2014-08-26
CIK 1097792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended September 30, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

Commission File Number: 0-49801

DUBLI, INC.

Nevada	13-4067623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6750 N. Andrews Ave, Suite 200

Ft Lauderdale, FL 33309

(Address of principal executive offices)

561-362-2381

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 31, 2012 was $34,753,570.

As of August 11, 2014, 428,575,334 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding and 185,000 shares of the registrant’s Preferred Stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None

FORWARD –LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are forward-looking statements which include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our Management, and are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report on Form 10-K, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

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

This Annual Report on Form 10-K also makes references to financial amounts beyond September 30, 2012. When such references are made, it should be noted that these financial amounts are unaudited.

PART I

Item 1. Business

Background and Corporate Information

DubLi, Inc. (the “Company,” “DubLi,” “we,” or “us”) was incorporated under the laws of the State of Nevada on June 4, 1999, under the name of Clamshell Enterprises, Inc., which was changed to MediaNet Group Technologies, Inc. in May 2003 and subsequently to DubLi, Inc. on September 25, 2012.

At the time the Company was incorporated, it had no operations. On October 19, 2009, pursuant to a Merger Agreement dated as of August 10, 2009, and as amended and restated on September 25, 2009, among the Company, the Company’s then subsidiary DubLi Merger Sub, Inc., a Nevada corporation, and CG Holdings Limited, a Cyprus limited company (“CG”), we acquired all of the issued and outstanding shares of CG for 5,000,000 shares of our Series A Preferred Stock (the “Merger”). As more particularly described herein, the Merger resulted in a change in control of the Company along with the conversion of the Series A Preferred Stock to Common Stock. As a result of the Merger, CG became a wholly owned subsidiary of the Company and CG’s subsidiaries became indirect subsidiaries of the Company.

CG was organized in Cyprus on March 17, 2009, as a holding company for certain companies operating the “DubLi” business. Prior to that time, the persons and companies now associated with DubLi carried on various Internet auction activities, including reverse auctions and traditional auctions of the kind maintained by eBay. The operations of DubLi are carried out through the following entities (collectively, the “Operating Subsidiaries”):

●	DUBLICOM LIMITED (“DUBLICOM”), a Cyprus limited company, which operates DubLi’s auction, shopping and entertainment websites;
●	DubLi Network Limited (“DubLi Network”), a British Virgin Islands limited company, that operates DubLi’s global network of Business Associates;
●	DubLi Properties, LLC, a Delaware limited liability company, which holds certain rights to real estate in the Cayman Islands.
●	Crown Group Investments Limited, an offshore company incorporated in the Jebel Ali Freezone, Dubai, United Arab Emirates (“UAE”) which holds for investment two mixed use zoned parcels of vacant land in Dubai, U.A.E.

Past and Present Business Operations

Due to the timing of the filing this report, we are providing a description of our business operations for fiscal year 2012 as well as our current business operations. During fiscal year 2012, our business operations consisted of (i) online auctions, (ii) an online shopping portal that allowed customers to search for products offered by various online stores and (iii) an online entertainment portal that enabled customers to search and stream audio files from public sources. Our revenue during fiscal year 2012 were generated primarily from (a) the sale of electronic gift cards and goods through auctions; (b) the sale of Credits directly to consumers and through Business Associates; (c) handling fees for each auction transaction that resulted in the sale of an electronic gift card; (d) annual subscription, training, advertising, and conference event fees paid by Business Associates, and (e) commissions from the online shops and stores affiliated with our online shopping mall arising from the purchase transactions our customers generated.

During fiscal year 2013, we ceased our online auctions program and have focused our operations on (i) our shopping and entertainment portals and (ii) newly introduced online travel and lifestyle, finance and insurance, and telecom services.

Programs for the year ended September 30, 2012

Overview

DubLi, through the Operating Subsidiaries, is a global network marketing company that sells merchandise, predominantly our proprietary electronic gift cards and, to a lesser extent consumer electronics, jewelry, and other luxury goods to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  Our online auctions are conducted in Europe (“EU”), North America (“US”) (United States, Mexico, Puerto Rico and Canada), Australia and New Zealand (“AU”), and Worldwide (“Global”). We have a large network of independent Business Associates that sell “credits,” or the right to make a bid in one of our auctions (referred to herein as “Credit” or “DubLi Credits”). These auctions are designed to offer consumers real savings on these goods.

Online Auctions

The DubLi.com auctions are offered in two formats; the Xpress price reveal (“Xpress”) auctions designed to sell our proprietary electronic gift cards at a discount and the Unique bid (“Unique”) auctions designed to enable consumers to purchase goods, such as computers, cameras, smart-phones, and jewelry at discounts to retail prices through the shopping portal. The Unique auction offers only certain inventory (brand new, newest model, full warranty) from the world’s leading manufacturers. Both types of auctions operate on four separate platforms, one each for EU, US, AU and Global.

In order to participate in and make bids in any DubLi.com online auctions, consumers must purchase DubLi Credits. We sell each Credit for either United States Dollar (US$) 0.80, Australian Dollar (AU$) 0.90 or Euros (€) 0.60 depending on portal location that entitles the consumer to one bid in either Unique or Xpress auctions with a corresponding $/€ 0.20 price reduction of the goods on the Xpress auction.  Discounts are available on the purchase of a substantial volume of Credits at one time. We also include Credits in various retail subscription packages such as the Premium and the V.I.P. Member Packages. Credits can be purchased directly from DubLi or from one of DubLi’s Business Associates. Accordingly, we generate revenue from the DubLi.com auctions both on the sale of Credits and on the sale of products to the ultimate auction winners. DubLi Credits have no monetary value, no stored value, they are not refundable after three days of purchase and they cannot be redeemed for products or services. DubLi Credits may only be used to place bids at auctions.

The Unique auction is scheduled with a definitive start and end time. At any time prior to the scheduled auction end time, anyone can make bids at the price at which they would purchase the product. Bids must be made in 0.20 increments in US$, AU$ or €. The individual who has placed the lowest unique bid (i.e. no other person has bid the same 0.20 incremental amount) is entitled to purchase the product at that bid price.

Prior to June 2011, Xpress auctions featured name brand products and services purchased for resale from retailers, wholesalers and manufacturers. In June 2011, the Company changed the format to exclusively offer electronic gift cards (each a "Gift Card") that are redeemable for cash. In an Xpress auction, the Gift Card up for auction is displayed with a starting price, which is the actual face value of the Gift Card (‘Starting Price”). Each time a person makes a bid, the price is decreased by either US$0.20, AU$0.20 or 0.20€ and the reduced price becomes visible to the person making a bid and to no other person. The bidder can choose to purchase the Gift Card at the reduced price so shown or can opt to wait in the hopes that others will make further bids and drive the price down. The final purchase price is always less than the Starting Price and often represents a substantial discount to the Starting Price.

Credits are sold to consumers directly by DubLi, through our network of Business Associates, or through the Partner Program (as described below). As of September 30, 2012, substantially all our Credit sales are made through our network of Business Associates and, accordingly, we are dependent on our Business Associates for a significant portion of our sales. As of September 30, 2012, we had Business Associates located in over 72 countries. Business Associates are incentivized to solicit and sponsor new Business Associates (“Down-line Associates”) and establish their own sales organization.

Business Associates earn commissions on:

●	the sale of Credits by Down-line Associates sponsored by the subject Business Associate or such Business Associate’s Down-line Associates;
●	the sale of our Premium and V.I.P. Member subscriptions packages; and,
●	a share in the commissions earned by the Company from customers who shop in our online Shopping Mall described below.

Business Associates also earn profits on the re-sale of Credits owned by the subject Business Associate directly to retail consumers (“Affiliated Consumers”) who are signed up by such Business Associate. To earn profits, a Business Associate must purchase Credits from DubLi and resell such Credits to its Affiliated Consumers. Credits are sold by Business Associates to Affiliated Consumers at the same price offered by DubLi. When an Affiliated Consumer places an order for Credits, the Credits are automatically deducted from the Business Associate’s account and transferred to the Affiliated Consumer’s account, and the Business Associate is eligible to earn his or her profit. If a Business Associate does not have sufficient Credits in his or her account to cover an order by an Affiliated Consumer, DubLi will supply the balance of Credits to fill the order, but the Business Associate will not be eligible to earn commissions or profits on the Credits supplied by DubLi. The amount of the profit earned by a Business Associate varies from 5% to 25% based on the total Credits purchased by the Business Associate over a consecutive twelve-month period. In addition, a Business Associate may make a profit from the sale of a Credit by purchasing the Credits in bulk (packages containing 800 or 2,000 or 5,000 Credits) from the Company at wholesale and selling them to customers at the same price at which the Company sells the Credits to our customers.

DubLi also offers a white label partner program (“Partner Program”) to companies, associations, affinity groups and non-profit organizations (collectively “Partner”). Using the Partner Program, these groups can, through DubLi, open and utilize an auction portal open for their members. Each Partner earns a commission on all DubLi Credits and subscription packages sold to such Partner’s members through their portal. Using the Partner Program gives a participating Partner a professional web presence, access to products offered on the auction portal through DubLi, and the use of DubLi to complete all customer purchase processes. DubLi provides a variety of ready-made templates that can be customized to the individual requirements of any Partner, including the use of the Partner’s URL. The Company receives the sales proceeds from the Partner’s portal from which it pays the commission to the Partner and all other related costs and expenses.

DubLi Shopping Mall

DubLi offers our own online "DubLi Shopping Mall" that allows customers to search and shop for products offered by various online stores. DubLi is not the supplier of these products. We provide links to products sold in numerous merchants’ online stores based on the customer’s searches and earn a commission on the purchases made by the customers that we refer. For all customer purchases that are completed with the respective online store (known as merchant partner in the affiliate network) which sold the product, the Company receives a set percentage based on the completed customer purchase (transaction share) or a flat dollar amount for each transaction that is directed from a DubLi Shopping Mall or Shopping Mall.

The Shopping Mall is designed to efficiently provide the relevant information in a clear, concise and user-friendly format that enables the customer to make purchase decisions in the fewest “clicks.”  DubLi uses price comparison technology that permits shoppers to compare prices of millions of products and services sold through thousands of the top online stores. Customers may search for a product and select the best deal, search by category, or browse through the Web’s most popular stores. Users may search for products and services by entering key words or category inquiries. They are also able to refine their searches by using a number of filters, including number of products, price or brand.

The Shopping Mall uses merchant provided price indexes and product information and inputs these dynamic results into our shopping database to update all information available to our customer on an ongoing basis. The website is designed on a Service Oriented Architecture - for a cross website synchronization interface that allows us to easily add or modify new merchants and their corresponding web links, automatically render product information (descriptions, price and graphics) and track and input changing discounts and specials into the database. The website also tracks and reports user data on a regular basis. Users also can perform searches by selecting the "Choose online store" banner and then the “Show Categories” or “Show all stores” tabs on the Shopping Mall home page of each country’s mall, and also by using the “Shop by Country” drop-down menu on the Shopping Mall.

Each Shopping Mall uses third-party affiliate networks to access its merchant partners. The Company localizes our Shopping Malls by country. For example, in Germany a user will only shop with German merchants and make their purchases in €.  However, DubLi supports several languages on the Company hosted portion of our Shopping Malls. Customers may make purchases in their local currency, however, their cash back awards will be paid in the currency used on the respective DubLi portal with which they are registered.  For example, in Denmark, the users pay for the purchase in Danish Krone but receive their cash back in €.

The Company’s Global Shopping Mall (“Global Mall”) uses merchants based in the United States (US) and United Kingdom (UK) that ship, in the aggregate, to several countries around the world. The Global Mall is hosted in English and the user will make their purchase in either US$ or Great Britain Pound Sterling (“GBP”), unless the merchant offers various currency options on its website. When a user enters the Global Mall, the IP (Internet Protocol) address identifies the user’s country of residence so that the web page only displays products and merchants that ship to that user’s country based on a UPC (Unique Product Code) or EAN (European Article Number). The price of the product is normalized from US$ and GBP and presented back to the user in the user’s local currency. The Company believes it is the only Global Mall provider to offer this type of system.

We intend to launch a localized shopping mall in every country in which we have a sufficiently large number of Business Associates to support the endeavor. Users must register to take advantage of all of the Shopping Mall’s features. All customers who register and shop will earn a cash back rebate at the end of each month. The cash back is a percentage of their purchases and the percentage depends on the retailer ranging from 0.05% up to 70%. Customers may earn an additional 5% cash back annually on all of their purchases by registering for the Premium Member Package or an additional 7% cash back annually by registering for the V.I.P. Member Package.

Our Shopping Mall concept is web based. Retail sellers of goods and services who join in the program as participating merchants agree to pay rebates (between 0.05% and 70% of the sales price) to us for our members who purchase goods and services through the program at their individual web stores. We collect all rebates paid by participating merchants and pay a portion back as a commission to the referring Business Associate and a "cash back" reward to the customer who made the purchase respectively.

Entertainment

The Company provides a free entertainment program within the DubLi portal that enables registered customers to search and stream millions of audio files from public sources on the web. This free service also allows registered customers to search for music and audio files, listen to radio stations from around the world and play online flash games.

The Company believes that adding a free entertainment service to our portal DubLi will increase brand awareness and customer registrations and stimulate traffic to Shopping Malls and the revenue potential of our various service and product offerings. Business Associates will be primary drivers in promoting and selling this product.

Distribution

Our Business Associates conduct sales operations in several countries and territories, including the US. There are no suppliers for DubLi Electronic Gift Cards, DubLi Credits and DubLi Subscription Services. The merchandise that we sell includes consumer goods, such as computers, cameras, smart phones, and jewelry, from the world’s leading manufacturers. The principal suppliers for the consumer goods that we sell are the manufactures’ retail outlets, Amazon.com, Best Buy, Apple, Louis Vuitton, Tiffany & Co, Swarovski, Gucci and others.

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

We employ certain electronic order systems to increase Business Associate support, which allow a Business Associate to run the business more efficiently and also enable us to improve our order-processing accuracy. For example, in many countries, Business Associates can utilize the Internet to manage their business electronically, including order submission, order tracking, payment and two-way communications with us. In addition, Business Associates can further build their own business through personalized web pages provided by us, enabling them to sell a complete line of our products online. Self-paced online training also is available in certain markets, as well as up-to-the-minute news about us.

In the EU, US, AU, and Global, we also market our products through four versions of our consumer web site www.DubLi.com. These sites provide a purchasing opportunity to consumers who choose not to purchase through a Business Associate.

The recruitment, appointment and training of Business Associates are the primary responsibilities of vice presidents, sales directors, team coordinators and team leaders. These individuals are independent contractors who are rewarded primarily based on total sales achieved in their Down-line Associates. Personal contacts, including recommendations from current Business Associates, webinars and live local area events constitute the primary means of obtaining new Business Associates. The DubLi network program is a multi-level compensation program which gives Business Associates the opportunity to earn bonuses based on the net sales made by Business Associates they have recruited and trained in addition to discounts earned on their own sales of our products. This program sets a limit of six levels on which commissions can be earned and continues to focus on individual product sales by Business Associates. Given the high rate of turnover among Business Associates which is a common characteristic of direct marketing, it is critical that we recruit, retain and service Business Associates on a continuing basis in order to maintain and grow our business. In this regard, we have initiatives underway to standardize global processes for prospecting, appointing, training and developing Business Associates, as well as training and developing our direct marketing executives. We cannot provide any assurance that these initiatives will be successful in prospecting, appointing, training and developing Business Associates and marketing executives.

Sales promotion and development activities directed at assisting Business Associates, include electronic brochures and other multimedia technology, web sites (www.DubLinetwork.com and www.DubLi.com), newsletters, webinars, live local events and DubLi Network Academy, a specially designed marketing educational curriculum. We use web advertising to support the efforts of Business Associates to reach new customers, specially designed sales aids, promotional pieces and multimedia presentations. In addition, we seek to motivate our Business Associates through special incentive programs that reward superior sales achievers. We have made significant investments in management time and research to understand the financial return of such field incentives. Vice presidents and sales directors conduct periodic sales meetings with Business Associates. The meetings are designed to keep Business Associates abreast of product line changes, explain sales techniques and provide recognition for sales performance.

New programs subsequent to the year ended September 30, 2012

Overview

Subsequent to fiscal year 2012, DubLi has focused exclusively on becoming a global e-commerce and network marketing organization that brokers products and services to consumers through Internet-based searches conducted under the trade name DubLi.com. Neither the Company nor our Business Associates maintain physical inventory or deliver physical products. DubLi provides services in EU, US, AU and Global, and plans to expand our service offerings to India, Asia and South America. We cannot provide any assurance that we will be successful in expanding our services to India, Asia and South America. Our network of independent Business Associates is the primary sales driver for the organization. In fiscal years 2013 and 2014, the Business Associates have sold marketing packages and co-branded Partner Program marketing opportunities to drive traffic to the site while they continue to build their own direct selling enterprises.

In December 2012, Management conducted an evaluation of our Unique and Xpress auction services and determined that DubLi would derive a greater financial return by focusing on the enhancement of its e-commerce platform and that the operations of the auctions would be incompatible with the enhanced platform. As a result, during fiscal year 2013, DubLi discontinued our auctions service in order to enhance its global member based Shopping Mall and Entertainment services and to introduce a comprehensive Travel and Lifestyle, Finance and Insurance, and Telecom online service. DubLi's vision is to capitalize on both the growing international travel sector as well as the continuously expanding trends in consumer online purchasing, both domestically and in global growth markets in Asia and South America. We cannot provide any assurance that we will be successful in capitalizing on the international travel sector or trends in consumer online purchasing domestically or internationally.

Recognizing that e-commerce continues to attract market share from the traditional retail market, DubLi's Management decided to completely re-design our web offerings into a consumer-based e-commerce platform more consistent with DubLi's core consumer-driven values. The consumer purchasing experience is based on a global entertainment and shopping mall platform that features a travel and lifestyle portal. The redesign is being implemented in multiple phases and has built-in flexibility to adjust to real time market and consumer behavioral data. The website will focus on merchant-based product and services searches.

In fiscal years 2013 and 2014, DubLi’s revenue has been derived from a combination of:

●	Sales of DubLi.com Premium and V.I.P. membership subscriptions;

●	Rebates earned from DubLi.com online shopping mall retailers, net of “cash-back” payments to customers and commission payments to Business Associates;
●	Rebates earned from DubLi.com online travel providers, net of “cash-back” payments to customers and commission payments to Business Associates;
●	Online sales of software, games, music and videos from DubLi online entertainment;
●	DubLi Network revenue from sales training materials, and conferences sold to Business Associates and Partner Program participants;
●	Sales of marketing packages to Business Associates and Partner Program participants; and
●	Sales of monthly business licenses to Business Associates and Partner Program participants.

DubLi’s Management continues to utilize the existing structure of our network of Business Associates to drive sales and marketing efforts for DubLi.com in various countries. As the Business Associates invest in the development of their own organizations through continued education and media purchase, they are assigned qualified customers who are registered users to the DubLi.com site. Both the consumer and the Business Associates will receive a percentage of the rebate attributed to each purchase while DubLi retains the remaining rebate. We expect that the Business Associates will continue to build our organization, reaching new DubLi.com consumers directly, marketing programs and through co-branded Partner Programs. The new marketing programs were initiated in the US during the first and second quarter of 2013 and were launched worldwide in the third quarter of 2013.

The subscription membership packages includes access to the DubLi Shopping Mall and a wide range of entertainment, travel and other product offerings, advanced user experience features and greater “cash back” earnings. More than 50% of the cash back incentives received by DubLi from retailers will be passed through to the consumers to strengthen website loyalty and to the Business Associates to reinforce sales-marketing efforts resulting in increased activity to the site.

In fiscal year 2013, DubLi revised our Partner Program offered to companies, associations, affinity groups and non-profit organizations to reflect the changes in our service offerings. Using the Partner Program gives participating organizations a professional web presence, access to products offered on the various malls through DubLi, and the use of DubLi back office to complete all customer purchase processes. DubLi provides a variety of ready-made templates that can be customized to the individual requirements of any organization, including the use of the organization's URL.

Pricing for this service includes partner registration fees and monthly administration fees. The Partner Program is intended to drive consumer traffic to the website while earning the Business Associates commissions on applicable sales. In fiscal year 2013, the DubLi Network Business Associate training program was revised to certify DubLi Network Business Associates in our Partner Program sales strategy.

A summary of the revised service offerings for periods subsequent to September 30, 2012 is as follows:

Travel and Lifestyle - The DubLi Global Travel & Lifestyle portal includes white label services provided by international supplier affiliates. Global data retrieval from affiliates provides DubLi users a comprehensive listing of travel search results combined with cash back incentives and travel and entertainment value-added services. DubLi's objective is to provide the most reliable brands, the highest cash back in the industry, and exclusive travel deals.

DubLi's travel portal strategy is to: launch DubLi Travel & Lifestyle with both domestic and international supplier affiliates; offer negotiated deals for our V.I.P. members & Business Associates; and, develop an exclusive range of value added services. The longer term strategy includes: enhancing the user search experience; adding regionally popular brands and content; launching DubLi's TLC (Tender Loving Care) exclusive card; and, developing a DubLi exclusive product-line featuring offers and monthly specials. DubLi Travel will offer special deals every month providing cash back in partnership with hotels, airlines and holiday resorts in the main countries in which DubLi has customers and associates. The TLC card will be a membership club that offers multiple benefits such as credit on international airlines, hotel chains, car rentals and free DubLi dream holidays.

The existing DubLi Shopping Mall is also being changed to provide greater access to additional elements in Lifestyle, Finance and Insurance, and Telecoms. A blog webpage was launched during the second quarter of fiscal year 2013 and will become the basis of communication for events and items of interest occurring within the DubLi community.

DubLi implemented a toolbar changing “search” focus to support internet searches in chrome and safari. Configurable pools of merchants that are displayed randomly per visitor improves the customer experience by displaying fresh content on every visit and allows DubLi to promote specific merchants. Coupon and promotional strategies will be employed to improve customer retention. The platform will encompass behavioral tracking, dynamic content displays and registration process simplification.

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

We are subject to foreign and domestic laws regulating the conduct of business on and off the Internet. It is not always clear how existing laws regulating our activities, such as gaming, auctions, multi-level marketing, certain intellectual property issues, and distribution controls, apply to online businesses such as ours. The majority of these laws were enacted prior to the advent of the Internet and electronic commerce and, as a result, do not contemplate or address the unique issues of the Internet and electronic commerce. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. Furthermore, as our activities and the types of goods and services listed on our websites expand, regulatory agencies or courts may claim or hold that we or our users are subject to licensure or are prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles).

Although we have sought to structure all of our auctions so that they are not regulated as a form of “gaming” or a “lottery,” there can be no assurances that the regulatory authorities of any country, state, county, municipality, or other jurisdiction will not assert the view that our Unique auctions constitute some form of “gaming” or a “lottery,” subject to regulation and/or prohibited by such regulatory entity. The laws, regulations and case law defining and governing “gaming” and “lotteries,” especially in the context of electronic commerce, are generally regarded as an “emerging” area of the law, are subject to less than certain and often divergent interpretations, vary from jurisdiction to jurisdiction, and are subject to varying levels of enforcement. Given the regulatory landscape, we risk violating the laws of a particular country, state, county or municipality, even in those jurisdictions where we believe we have conducted considerable legal research and/or secured legal advice.  In certain instances, we may decide to limit our activities and our Business Associates’ activities in such jurisdictions.  If the Unique auctions were deemed to be a form of gambling or lottery or otherwise subject to regulation, we could be potentially subject to a range of penalties, injunctive actions and/or fines. In addition, even if we believed we were not properly subject to such regulations, we might be compelled or deem it in our best interest to suspend future auctions in the subject jurisdiction. In this respect, the Company has subsequently, in fiscal year 2013, discontinued the auctions program.

Further, numerous states and foreign jurisdictions have regulations governing the conduct of traditional “auctions” and the liability of traditional “auctioneers” in conducting auctions. These types of regulations may become applicable to online auction sites and such enforcement could harm our business. We may incur costs in complying with these laws should they become applicable to us. We may also be required to make changes to our business model, from time to time, that may increase our costs, reduce our revenue, and cause us to prohibit the listing of some items in certain locations, or make other changes that may adversely affect our auctions business.

Our network marketing program is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States, as well as, regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, even in jurisdictions where we believe that our network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

From time to time, various regulations or laws have been proposed or adopted that would, in general, restrict the frequency, duration or volume of sales resulting from new product introductions, special promotions or other special price offers. For example, restrictions on trade such as tariffs (which raise the price of imported goods and result in increasing demand and price for the same goods produced by domestic suppliers), quotas (which put a legal limit on the amount of goods that can be imported), and standards (which establish health and safety standards for imported goods, frequently much stricter than those applied to domestically produced goods) may negatively affect the frequency, duration or volume of sales resulting from a particular product or special promotion. We expect our pricing flexibility and broad product lines to mitigate the effect of these regulations. We plan to pass the additional expense of a tariff applicable to a particular product along to the end customer; and our broad product lines would allow us to focus on products for which no or less severe tariffs, quotas or standards have been established.

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

From time to time, local governments and others may question the legal status of Business Associates or impose burdens inconsistent with their status as independent contractors, often in regard to possible coverage under social benefit laws that would require us (and, in most instances, the Business Associates) to make regular contributions to government mandated benefit funds. Although we have never been required to address these questions, they can be raised in future regulatory changes in a jurisdiction or can be raised in additional jurisdictions. If there should be a final determination adverse to us in a country, the cost for future, and possibly past contributions could be so substantial in the context of the volume and profitability of our business in that country that we would consider discontinuing operations in that country.

Competition

Competitive Conditions

We face competition from various products and product lines both domestically and internationally. The consumer products industry is highly competitive and the number of competitors and degree of competition that we face in this industry varies widely from country to country. Worldwide, we compete against products sold to consumers by other direct marketing and sales companies and through the Internet, and against products sold through the mass market and retail channels.

Specifically, due to the nature of the direct marketing channel, we compete on a regional, often country-by-country basis, with other direct marketing competitors, some of which have greater financial resources than we have. Unlike most other online retailers, we compete within a distinct business model where providing a compelling earnings opportunity for our Business Associates is as critical as developing and marketing new and innovative products. As a result, in contrast to a typical online retail company which operates within a broad-based consumer pool, we must first compete for a limited pool of representatives before we reach the ultimate consumer.

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

During fiscal 2012, DubLi competed with a variety of other companies based upon on the type of merchandise and the sales format they offer to customers. These competitors include, but are not limited to:

●	online bidding fee auction websites such as QuiBids.com, Beezid.com, Dealdash.com, bidhere.com and others;
●	various standard, online auction websites such as eBay.com, Bidz.com, eBid.com and uBid.com;
●	a number of e-commerce companies focused primarily on excess and overstock products with fixed price formats, including Amazon.com, Overstock.com, Shopping.com, The Closeout Club, and SmartBargains.com.

Online Web Malls

DubLi and BSP web malls compete with a variety of other smaller companies. In addition there are two larger competitors dominant in the US market: Ebates Shopping.com, Inc. and Cartera Commerce, Inc. Ebates.com is a direct competitor. Cartera.com provides its solutions to banks and other card based loyalty programs. We compete with these companies by offering larger cash-back rebates and more international offerings.

Entertainment

DubLi offers our music search as a free service in order to provide value added benefits to its online shopping experience, enrich the website’s content and to drive traffic to the site.

DubLi Music faces competition from traditional offline music distribution companies and from other online digital music services, including Apple’s iTunes music store, Pandora Media’s internet radio services and Napster’s music subscription services, as well as a wide variety of other competitors that are now offering digital music for sale over the Internet. Microsoft also offers premium music services in conjunction with its Zune product line, Windows Media Player and MSN services. We also expect increasing competition from media companies, online retailers such as Amazon.com, Inc., social networking companies such as MySpace, Inc. and Facebook, and emerging companies such as Spotify Ltd. that offer consumer’s free, advertising-supported music content and applications through their websites. Our music offerings also face substantial competition from the illegal use of “free” peer-to-peer services.

International Operations

Our international operations are conducted in several countries and territories outside of the US. The operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable social, economic and political conditions. See also Item 1A. Risk Factors – “Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks” and “We are exposed to fluctuations in currency exchange rates and interest rates”.

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

Employees

As of September 30, 2012 the Company had 29 full-time employees and 21 independent contractors.

Website Access to Reports

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are, and have been throughout 2012, available without charge on our investor website (www.dubli-inc.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). We also make available on our website our Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, from Investor Relations, DubLi, Inc., 6750 N. Andrews Ave, Suite 200, Ft Lauderdale, FL 33309 or by sending an email to investorrelations@DubLiCorp.com or by calling (561) 362-2381. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above referenced reports.

Item 1A. Risk Factors

We are presently dependent upon our ability to raise capital to continue operations.

We have incurred losses since the inception of our operations. As a result, our Company had stockholders’ and working capital deficits of approximately $18.6 million and $24.1 million, respectively, as of September 30, 2012. We financed our operations during the year ended September 30, 2012 by issuing shares of Common Stock, and with the payments (i.e. - deferred revenue) made by our Business Associates for auction credits, co-operative advertising and network memberships.

For the period September 30, 2012 to date we have continued to incur losses. In response, we discontinued our auctions program in fiscal 2013 and have substantially reduced our operating costs and cash outflows. Furthermore, certain of our executives have agreed to defer a portion of the payment of their compensation.

Our operations subsequent to September 30, 2012 have been financed (i) through borrowings from our President and Chief Executive Officer, Mr. Michael Hansen amounting to $1.9 million for the 2013 fiscal year and $0.8 million during fiscal 2014 to date; and (ii) from the sale of one of our land parcels in Dubai in March 2014 which resulted in net proceeds of $0.8 million. On August 11, 2014, Mr. Hansen has executed a revolving loan commitment to fund the Company up to $3 million through December 31, 2015. Currently, the Company still has negative working capital and recently drew down $1.5 million under the new $3 million revolving loan facility from Mr. Hansen.

Until such time as the cash inflows derived from our operations increase to the amounts necessary to cover our operating, capital, and other expenditures, we will remain dependent upon Mr. Hansen in obtaining additional debt and/or equity capital to continue operations. However, we may not be able to obtain this additional capital. If we raise additional funds through the issuance of equity or convertible debt securities, our existing shareholders may experience significant dilution in their ownership percentage of the Company.

Our business model may not generate revenue sufficient to support our operations.

Since the inception of our operations we have not generated sufficient revenue to fund our expenses and other cash outflows. In fiscal 2013 we stopped our online auction program to focus solely on our DubLi.com business model and all of our future revenue generation is dependent upon the success of this concept. DubLi.com is a shopping portal that provides its members with “cash back” on any purchases of goods and travel packages they make from the online retailers and online travel providers that are linked to the DubLi.com site. We offer both free memberships and paid memberships, whereby consumers that pay an annual fee for Premium and V.I.P. membership receive a higher percentage of “cash back” from each purchase. Retailers and travel providers pay us a commission (a percentage) of each purchase made on their site by a DubLi.com member. Although we market directly to potential members, we rely primarily on our Business Associates network and partnership programs to generate members for our site, and we share a portion of the membership fees and retailer and travel provider commissions paid to us with our Business Associates and partnership program sponsors.

We have yet not obtained enough members or facilitated enough purchase activity to generate net revenue (i.e. net of amounts due to the Business Associates and partnership program sponsors) sufficient to support our operations. Furthermore our lack of liquidity has had an adverse impact on our Business Associates network and our ability to directly market to potential members, thereby reducing the effectiveness of these methods of obtaining new members.

If we are not able to significantly increase the membership of our DubLi.com site and the amount of revenue made through the site, we may not be able to continue operations.

Our current management team has very limited experience in operating a public company and complying with public company obligations.

Our current management team has limited experience in operating a publicly traded company in the United States. As a public company, we are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. These requirements might place a strain on our systems, resources and management, and as a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and operating results.

If we do not improve our internal controls and systems, our business may suffer and the value of our stockholders’ investment may be harmed.

As a public company, we are required to establish and maintain disclosure controls and procedures, and internal control over financial reporting pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934). During the course of our testing in 2012 and 2011, we identified certain material weaknesses in our system of internal controls and inaccuracies or deficiencies in our financial reporting that required revisions to or restatements of prior period results. See Part II, Item 9A of this Form 10-K for further discussion on these identified weaknesses. We are taking remedial measures to correct such control deficiencies and expect to devote significant resources to improving our internal controls. These remedial measures include the measures discussed in Part II, Item 9A of this Form 10-K. We expect to continue to evaluate our controls and make improvements as necessary. However, we cannot be certain that these measures will ensure that our controls will be adequate in the future or that the controls will be effective in preventing fraud or material misstatement. If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, and fraud may be easier to perpetrate on us. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on our stock price.

Our success is dependent on the ability and productivity of our Business Associates,

Most of our revenue is generated through the efforts of our network of Business Associates. To increase our revenue, we must increase the productivity of this network. Therefore, our success depends, in significant part, upon our ability to recruit, retain and motivate our Business Associates and their ability to expand their organization network and to generate customers for our shopping mall. Our operating results could be harmed if our existing and new business opportunities do not generate sufficient interest to retain and motivate existing Business Associates and attract new Business Associates; or if we fail to educate them about our products and services in ways that ensure their success or if we fail to properly support them in their efforts..

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

There is a high rate of turnover among Business Associates, which is a characteristic of the network marketing business. The loss of a significant number of Business Associates for any reason could negatively impact sales and could impair our ability to attract new Business Associates. In addition, the level of confidence of the Business Associates in our ability to perform is an important factor in maintaining and growing our Business Associate network. Adverse publicity or negative financial developments concerning the Company, could adversely affect our ability to maintain the confidence of our Business Associates.

In July 2014, we announced a new voucher program offering to our Business Associates in exchange for their unused DubLi Credits and outstanding amounts from our Co-operative advertising program. Our business could be adversely affected if the Business Associates do not agree to accept the new vouchers from us.

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

Extensive federal, state and local laws regulate our business and network marketing program. Because we conduct operations in foreign countries, our policies and procedures for our Business Associates may differ due to the different legal requirements of each country in which we do business. While we have implemented Business Associate policies and procedures designed to govern Business Associate conduct and to protect the goodwill associated with our trademarks and trade names, it can be difficult to enforce these policies and procedures because of the large number of Business Associates and their independent status. Violations by our independent Business Associates of applicable law or of our policies and procedures in dealing with customers could reflect negatively on our operations and harm our business reputation. In addition, it is possible that a court could hold us civilly or criminally accountable based on vicarious liability because of the actions of our independent Business Associates.

We face significant competition.

We face competition from competing products in each of our lines of business, in both the domestic and international markets. Worldwide, we compete against products sold to consumers by other direct marketing and sales companies and through the Internet, and against products sold through the mass market and prestige retail channels.

Within the direct selling channel, we compete on a regional, and often country-by-country basis, with our direct marketing competitors. We compete within a distinct business model where providing a compelling earnings opportunity for our Business Associates is as critical as developing and marketing new and innovative products. Therefore, in contrast to a typical company which operates within a broad-based consumer pool, we must first compete for a limited pool of Business Associates before we reach the ultimate consumer.

Direct sellers compete for representative or entrepreneurial talent by providing a more competitive earnings opportunity than that offered by the competition. Business Associates are attracted to a direct seller by competitive earnings opportunities, often through what are commonly known as “field incentives” in the direct marketing industry such as awards of trips, cars or bonuses paid to the highest performers. Competitors devote substantial effort to finding out the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the better payback. As a result, we are subject to significant competition for the recruitment of Business Associates from other direct selling or network marketing organizations. It is therefore continually necessary to innovate and enhance our direct selling and service model as well as to recruit and retain new Business Associates. If we are unable to do so our business will be adversely affected.

The electronic commerce and music marketplace is rapidly evolving and intensely competitive, and we expect competition to intensify in the future. We compete with many competitors based on the type of merchandise and the sales format they offer to customers. These competitors include, but are not limited to:

●	e-commerce companies focused primarily on excess and overstock products with fixed price formats, including Amazon.com, Overstock.com, Shopping.com, The Closeout Club, and SmartBargains.com.; and
●	Apple's iTunes music store, Pandora Media's Internet radio services and Napster's music subscription services.

We also expect competition from media companies, online retailers, social networking companies such as MySpace, Inc., Facebook and other emerging music and social media companies.

We believe our ability to effectively compete is contingent upon our ability to impact customer awareness of our service offerings, provide an enjoyable shopping experience and provide customers with an opportunity to purchase merchandise and gift cards at a potential, significant discount to prevailing market prices.

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

Our ability to capitalize on growth in new international markets and to maintain the current level of operations in our existing international markets is exposed to risks associated with our international operations, including:

●	the possibility that a foreign government might ban or severely restrict our business method of direct selling, or that local civil unrest, political instability or changes in diplomatic or trade relationships might disrupt our operations in an international market;
●	the lack of well-established or reliable legal systems in certain areas where we operate;
●	the possibility that a government authority might impose legal, tax or other financial burdens on our Business Associates, as direct sellers, or on DubLi, due, for example, to the structure of our operations in various markets; and
●	the possibility that a government authority might challenge the status of our Business Associates as independent contractors or impose employment or social taxes on our Business Associates.

We are also subject to the interpretation and enforcement by governmental agencies of other foreign laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, import and export license requirements, privacy and data protection laws, and tariffs and taxes, which may require us to adjust our operations in certain markets where we do business. In addition, we face legal and regulatory risks in the United States and, in particular, cannot predict with certainty the outcome of various contingencies or the impact that pending or future legislative and regulatory changes may have on our business in the future. The US Federal Trade Commission (“FTC”) has proposed business opportunity regulations which may have an effect upon the Company’s method of operating in the US. It is not possible to gauge what any final regulation may provide, its effective date or its impact at this time.

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

Customer complaints, negative publicity or poor customer service, which is fairly common with any network marketing or Internet related business, could severely diminish consumer confidence in and use of our services. If we fail to consistently deliver certain inventory (brand new, newest model, full warranty) from the world’s leading manufacturers, or if there are rumors, articles, reviews or blogs that indicate or suggest that we have failed to consistently deliver such merchandise, our revenue could decrease. Similarly, measures we take to combat risks of fraud and breaches of privacy and security have the potential to damage relations with our customers or decrease activity on our sites by making our sites more difficult to use or restricting the activities of certain users. Negative publicity about, or negative experiences with, customer support for any of our business models could cause our reputation to suffer or affect consumer confidence in our brand as a whole.

System failures could harm our business.

We have experienced short system failures from time to time, and any interruption in the availability of our web sites will reduce our current revenue and profits, could harm our future revenue and profits, and could subject us to regulatory scrutiny. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenue. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands.

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

The success of our services also depends largely on the continued availability of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced significant growth in the numbers of users and amount of traffic, a trend likely to continue. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” malware and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage generally, as well as, the level of usage of our services.

We face risks in connection with our relationships with our credit card processors.

We currently have agreements in place with credit card processors in the United States and Europe who process credit card transactions completed on our websites.  Pursuant to the current terms and conditions of these agreements, the processors are permitted to maintain a certain percentage of reserve or holdback for a certain period on each sale processed by them. Holdbacks are the portion of the revenue from a credit card transaction that is held in reserve by the credit card processor to cover possible disputed charges, chargeback fees, and other expenses. In the event a credit card processor declares bankruptcy, encounters financial difficulties, refuses or fails to honor its contract with us for any reason or ceases operations, there can be no assurance that we would be able to access funds due to us on a timely basis, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, from time to time, these processors may increase the amount that they keep in reserve as holdbacks. Although we are entitled to receive any remaining holdback amount after a designated period of time, any increase in the holdback percentage would result in a delay in our receiving the full proceeds from the sales of products and Credits.  This would adversely affect our cash flow and financial condition.

Our ability to develop successful web site enhancements and new service offerings are a significant component of our business strategy.

We are in the process of developing a new platform of web sites to better provide DubLi.com shoppers with an enjoyable experience. We are also contemporaneously seeking to expand our service offering to a wide range of entertainment products and services via streaming content downloads. Our ability to succeed in these new offerings may require significant resources and management attention. The success of new and enhanced offering introductions depend on several factors, including our ability to develop and complete these offerings in a timely manner, successfully promote the offerings, manage the risks associated with the offerings, make sufficient resources available to support them, secure appropriate intellectual property rights and address any quality or other defects in the early stages of introduction. Despite the allocation of resources, there are no assurances that the new offerings will be developed successfully or accepted by our customers.

Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets.

Our network marketing program is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies in the United States, as well as, regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, even in jurisdictions where we believe that our network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

New and existing regulations could harm our business.

We are subject to foreign and domestic laws regulating the conduct of business on and off the Internet. It is not always clear how existing laws governing issues such as gaming, multi-level marketing, wire transfers, property ownership, and certain intellectual property issues and distribution controls, taxation, libel and defamation, and personal privacy apply to online businesses such as ours. The majority of these laws were adopted prior to the advent of the Internet and electronic commerce and, as a result, do not contemplate or address the unique issues of the Internet and electronic commerce. Those laws that do reference the Internet, such as the US Digital Millennium Copyright Act and the European Union’s Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. Furthermore, as our activities and the types of goods and services listed on our websites expand regulatory agencies or courts may claim or hold that we or our users are subject to licensure or prohibition from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles).

As we expand and localize our international activities, we become obligated to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and we facilitate sales of goods to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers or one or more of our users, or the location of the product or service being sold or provided in an e-commerce transaction. Laws regulating Internet and e-commerce companies outside of the US may be less favorable than those in the US, giving greater rights to consumers, competitors or users. Compliance may be more costly or may require us to change our business practices or restrict our service offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our services.

Our insurance coverage may be inadequate to cover any eventual asset or business loss

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future. Although we have all-risk property insurance for our operating properties covering damage caused by a casualty loss (such as fire, natural disasters or certain acts of terrorism), each policy has certain exclusions. In addition, our property insurance coverage may be less than the expected full replacement cost of rebuilding the facilities if there were a total loss. Our level of insurance coverage may be inadequate to cover all possible losses in the event of a major casualty. Certain casualty events, such as labor strikes, nuclear events, loss of income, or damage resulting from deterioration or corrosion, insects or animals and pollution, might not be covered under our policies. Therefore, certain acts and events could expose us to substantial uninsured losses. In addition to the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of these events or be subject to claims by third parties who were injured or harmed. While we do carry general liability insurance, we do not carry business interruption insurance. The insurance we do carry may not continue to be available on commercially reasonable terms and, in any event, may not be adequate to cover all losses.

We are exposed to fluctuations in currency exchange rates and interest rates.

A substantial portion of our revenue is generated in currencies other than the US dollar, and as we report our financial results in US dollars, we may face exposure to adverse movements in currency exchange rates. If the US dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenue and income. We are also subject to currency exchange risks in connection with our purchase and sale of US$ and € in the ordinary course of our business to meet our obligations to our Business Associates, other vendors and creditors.

We face risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Europe, is critical to our revenue and profits. For the current and previous financial years, our net revenue were derived substantially outside the US. Expansion into international markets requires management attention and resources and requires us to localize our services to conform to local laws, cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into new international markets or in generating revenue from foreign operations.

As we continue to expand internationally through the expansion of our network marketing model, shopping mall and our new music platforms, we are increasingly subject to risks of doing business internationally as follows:

●	strong competitors;
●	regulatory requirements, including regulation of Internet services, communications, professional selling, distance selling, privacy and data protection, banking and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product changes, require special licensure, subject us to various taxes, penalties or audits, or limit the transfer of information between us and our affiliates;
●	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;
●	difficulties in integrating with local payment providers, including banks, credit and debit card networks, and electronic fund transfer systems or with the local telecommunications infrastructure;
●	differing levels of retail distribution, shipping, communications, and Internet infrastructures;
●	difficulties in staffing and managing foreign operations;
●	difficulties in implementing and maintaining adequate internal controls;
●	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;
●	higher telecommunications and Internet service provider costs;
●	different and more stringent user protection, data protection, privacy and other laws;
●	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;
●	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;
●	volatility in a specific country’s or region’s political, economic or military conditions;
●	challenges associated with maintaining relationships with local law enforcement and related agencies;
●	operations may be interrupted or prohibited in jurisdictions whereby a potential violation of the Foreign Corrupt Practices Act could occur; and
●	varying intellectual property laws.

Some of these factors may cause our international costs of doing business to exceed our comparable domestic costs. As we expand our international operations and have additional portions of our international revenue denominated in foreign currencies, we also could become subject to increased difficulties in collecting accounts receivable, repatriating money without adverse tax consequences, and risks relating to foreign currency exchange rate fluctuations. The impact of currency exchange rate fluctuations has been discussed in more detail under the caption “We are exposed to fluctuations in currency exchange rates and interest rates,” above.

We conduct certain functions, including product development, customer support and other operations, in regions outside the US. We are subject to both US and local laws and regulations applicable to our offshore activities, and any factors which reduce the anticipated benefits associated with providing these functions outside of the US, including cost efficiencies and productivity improvements could adversely affect our business.

We may be liable if third parties misappropriate our customers’ personal information.

If third parties are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, or if we give third parties improper access to our customers’ personal information or credit card information, we could be subject to liability. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuse of personal information, including unauthorized marketing purposes. Any of these claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the FTC and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses from the introduction of new regulations regarding the use of personal information or from government agencies investigating our privacy practices.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effectively secure transmission of confidential information, such as customer credit card numbers. We cannot assure you that advance in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we use to protect customer transaction data. If any such compromise of our security were to occur, it could harm our reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. We cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

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

Our inability to protect our proprietary technology adequately could adversely affect our business.

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

All the software that we use to provide our music services were specifically developed by DubLi and, accordingly, we believe we have certain proprietary rights to the software. We rely on copyright laws to protect our proprietary software and trade secret laws to protect the source code for our proprietary software. We generally enter into agreements with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. The steps we take to protect our proprietary information may not prevent misappropriation of our technology, and the agreements we enter into for that purpose might not be enforceable. A third party might obtain and use our software or other proprietary information without authorization or develop similar software independently. It is difficult for us to police the unauthorized use of our technology, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data. The laws of other countries may not provide us with adequate or effective protection of our intellectual property.

If we were to lose the services of our President and Chief Executive Officer, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our President and Chief Executive Officer (“CEO”), Michael Hansen is critical to the overall management of the Company and the development of our business plan, culture and strategic direction. The loss of Mr. Hansen or any of our key personnel could seriously harm our business.

We are significantly influenced by one shareholder who controls a voting majority of our Common Stock.

As of September 30, 2012, Michael Hansen, our President and CEO, holds approximately 67.8 million shares of Common Stock and 185,000 shares of Super Voting Preferred Stock entitled to 2,000 votes per share, collectively representing approximately 56% of the voting power of the Company’s issued and outstanding voting securities. Accordingly, Mr. Hansen has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders. Although Mr. Hansen owes the Company certain fiduciary duties as an executive officer and a director of the Company, the interests of Mr. Hansen may conflict with, or differ from, the interests of other holders of our Common Stock. For example, Mr. Hansen could unilaterally decide to replace our existing Board of Directors (“Board”) even if such change was not supported by most of the other shareholders. So long as Mr. Hansen has the power to vote a majority of shares of our voting securities, he will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.

Other factors might inhibit changes in control of the Company

In addition to the items referenced in the preceding paragraph, the Board has the power or could secure the power (pursuant to a shareholder consent process that Mr. Hansen could control) to issue additional shares of preferred stock which could prevent or discourage a change in control of the Company when it is deemed desirable by beneficial shareholders other than Mr. Hansen. The power to issue additional shares of Preferred Stock or Common Stock could, in some situations, have the effect of discouraging and/or rendering more difficult a merger, tender offer, proxy contest or other attempt to obtain control of the Company.  This may limit the opportunity for shareholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal.

Acquisitions and joint ventures could result in operating difficulties, dilution, and other harmful consequences.

We have acquired a number of businesses in the past, including, most recently, our merger of DubLi and CG Holdings and its subsidiaries. We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

●	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration, particularly given the varying scope of our recent acquisitions;
●	declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in management, reporting relationships, future prospects, or the direction of the business;
●	the need to integrate each company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;
●	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to acquisition had lacked such controls, procedures and policies;
●	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;
●	in some cases, the need to transition operations, users, and customers onto our existing platforms; and
●	liability for activities of the acquired company before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the expected time frame. Future acquisitions or mergers may require us to issue additional equity securities, spend our cash, or incur debt, liabilities, and amortization expenses related to intangible assets or write-offs of goodwill, any of which could reduce our profitability and harm our business. To the extent we have sufficient authorized but unissued shares of Common Stock and Preferred Stock, we may not need to secure shareholder approval prior to making any equity issuances for such purposes.

In addition, we may make certain investments, including through joint ventures, in which we have a minority equity interest and lack management and operational control. These investments may involve risks. For example, the controlling joint venture partner in a joint venture investment may have business interests, strategies or goals that are inconsistent with our business decisions or other actions or omissions of the controlling joint venture partner or the joint venture company may result in harm to our reputation or adversely affect the value of our investment in the joint venture.

Our search for acquisitions and joint ventures could result in the diversion or loss of resources and litigation risk.

We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, acquisitions and dispositions of businesses, technologies, services, products and other assets. At any given time we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of locating and evaluating potential acquisitions and joint ventures can be time consuming, difficult and expensive. In addition, the Company may be subject to various risks and business restrictions as it agrees to enter into non-disclosure agreements, letters of intent or memorandums of understanding in an effort to further explore potential transactions. Even if the Company enters into more definitive agreements with respect to a prospective transaction, the Company and any counter-parties to the transaction may, under certain circumstances, elect or determine not to proceed. Accordingly, there is also no assurance that the Company will ever recoup any of our investments or expenditures with respect to any targeted transaction.

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value-added tax (“VAT”), goods and services tax, business tax, and gross receipt tax) to e-commerce businesses and to our users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce or communications conducted over the Internet. In addition, some jurisdictions have implemented or may implement laws specifically addressing the Internet or some aspect of e-commerce or communications on the Internet. For example, the State of New York has passed legislation that requires any out-of-state seller of tangible personal property to collect and remit New York use tax if the seller engages affiliates that exceed certain financial thresholds in New York to perform certain business promotion activities. Several e-commerce companies are challenging this new law, which was recently upheld by a lower level New York court. Some states are considering similar legislation related to affiliate activities. The proliferation of such state legislation could adversely affect us at some point in the future and indirectly harm our business.

Several proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services or communications through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce and our brands, and could diminish our opportunity to derive financial benefit from our activities. The US federal government’s moratorium on state and local taxation of Internet access or multiple or discriminatory taxes on e-commerce was extended through November 2014. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting certain taxes that were in effect prior to the enactment of the moratorium and/or one of its extensions.

One or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate e-commerce. Such an obligation could be imposed by legislation intended to improve tax compliance (and legislation to such effect has been discussed in the US Congress, several states, and a number of foreign jurisdictions.) One or more other jurisdictions may also seek to impose tax-collection or reporting obligations based on the location of the product or service being sold or provided in an e-commerce transaction, regardless of where the respective users are located. Imposition of a discriminatory record-keeping or tax-collecting requirement could decrease seller activity on our sites and would harm our business.

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

Although the federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection if any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to ensure such statements were not misleading.

We have a limited market for our securities.

Although certain market makers facilitate trades of our shares of Common Stock on the OTC Pink Limited Information market (“OTCPink”), operated by OTC Markets Group, Inc., there is currently a limited market for our shares and we cannot be certain that an active market will develop. The lack of an active public market could have a material adverse effect on the price and liquidity of our Common Stock. Broker-dealers often decline to trade in OTCPink stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater. Consequently, selling our shares of Common Stock may be difficult because only small quantities of shares can be transacted at a time, thereby providing only limited liquidity, transactions can be delayed and securities analyst and news media coverage of our Company may be reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our Common Stock as well as lower trading volume. Investors should realize that they may be unable to sell shares of our Common Stock that they purchase. Accordingly, investors must be able to bear the financial risk of losing their entire investment in our Common Stock.

Our registration under the Securities Exchange Act may be revoked and trading in our stock may be suspended

On April 26, 2014, the Company received a letter dated April 15, 2014 (the “Letter”) from the United States Securities and Exchange Commission (the “SEC”) stating that the Company appears not to be in compliance with the reporting requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Letter stated that the Company may be subject, without further notice, to an administrative proceeding pursuant to Section 12(j) of the Exchange Act to revoke our registration under the Exchange Act if all required reports are not filed within fifteen days of the date of the Letter. Because the Letter was not received by the Company until April 26, 2014, the staff has granted the Company until May 12, 2014 to file our delinquent reports. The Letter also stated that the Company’s Common Stock may be subject to a trading suspension by the SEC pursuant to Section 12(k) of the Exchange Act. The Company is in the process of preparing to draft all of our required reports in order to comply with our reporting requirements under Section 13(a) of the Exchange Act; however, the Company did not make the required filings by May 12, 2014. The Company submitted a letter to the SEC indicating that we intend to file all delinquent reports by specific dates and to be current in our reporting obligations by no later than January 16, 2015. However, there can be no assurance that our registration under the Exchange Act will be maintained or that trading in our shares of Common Stock will not be suspended.

The market price of our Common Stock is highly volatile.

The market price of our Common Stock is highly volatile, and this volatility may continue. For instance, between October 1, 2011 and September 30, 2012, the closing bid price of our Common Stock, as reported on the markets on which our securities have traded, ranged between $0.23 and $0.50. Numerous factors, many of which are beyond our control, may cause the market price of our shares of Common Stock to fluctuate significantly. These factors include:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;
●	speculation about our business in the press or the investment community;
●	significant developments relating to our relationships with our Business Associates, customers or suppliers;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the Web-based industry;
●	customer demand for our products;
●	general economic conditions and trends;
●	major catastrophic events;
●	changes in accounting standards, policies, guidance, interpretation or principles;
●	loss of external funding sources;
●	sales of our Common Stock, including sales by our directors, officers or significant stockholders; and
●	additions or departures of key personnel.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our shares of Common Stock and other interests in our Company at a time when you want to sell your interest in us.

The rights of the holders of Common Stock may be impaired by the potential issuance of Preferred Stock.

Our Board has the right, without stockholder approval, to issue Preferred Stock with voting, dividend, conversion, liquidation or other rights. This could adversely affect the voting power and equity interest of the holders of Common Stock which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change of control. The Board exercised this right on August 16, 2012, when the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Michael Hansen, the Company’s President and CEO. Pursuant to the Purchase Agreement, the Company sold to Mr. Hansen 185,000 shares of “Super Voting Preferred Stock” which entitled Mr. Hansen to 2,000 votes per share of Super Voting Preferred Stock or 370 million votes of the shares of Common Stock.

The possible impact on takeover attempts could adversely affect the price of our Common Stock. Although we have no present intention to issue any additional shares of Preferred Stock or to create any new series of Preferred Stock, we may issue such shares in the future.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

During fiscal 2012, the Company had an existing lease for 10,476 square feet in Boca Raton, Florida for our global headquarters pursuant to a ten-year lease ending in 2020 at a normalized cost of $23,291 per month, plus common area maintenance and sales tax. Effective December 31 2013, the Company ended our lease office space in Boca Raton, Florida prematurely and moved to Ft Lauderdale, Florida. As a result, the landlord filed suit against the Company for breach of lease. Further information on the lawsuit is described under Item 3 Legal Proceedings and Note 9 to Consolidated Financial Statements.

The Company acquired a land parcel consisting 15 lots in the Cayman Islands in March 2010. As of September 30, 2011, the land value of $3,203,847 included the contract price of $3,000,000 plus a landfill adjusted cost of $562,500 less a valuation allowance of $358,653 that was based upon a November 2010 valuation report by an independent appraiser. Based upon a subsequent evaluation performed by Management, an impairment charge of $2.1 million was recorded to reflect a change in the estimated fair value of the Cayman Islands land parcel as of September 30, 2012. The investment in the 15 lots of real estate in the Cayman Islands is intended to provide incentive rewards to the best-performing DubLi Business Associates upon attaining certain performance objectives.

The Company acquired two mixed-use parcels of vacant land in Dubai Industrial City, one of the largest planned projects in Dubai which is located next to the new Al Maktoum Airport and the Jebel Ali Free Zone, United Arab Emirates. The land was acquired on August 14, 2012 (the “Closing Date”) from Tom Kjaer, a substantial shareholder of the Company through the issuance of 29,152,620 shares (the "Transaction Shares") of the Company's Common Stock. The number of Transaction Shares was determined based upon a valuation of the Dubai land (the “First Dubai Valuation”) that was performed by an independent valuation firm, and an agreed upon price of $0.20 per share of the Company’s Common Stock, which represented a 20% discount from the market price of $0.25 on May 10, 2012, the date when the Company's Board approved the transaction (the “Exchange Measurement Date”). Based upon the First Dubai Valuation, the land was estimated to have a market value on the Exchange Measurement Date of $5.8 million.

The land was purchased for investment purposes and the Company had no plans to develop the property. As part of the land purchase agreement, the Company had the option to sell the land back to Mr. Kjaer (the “Sell Back Option”) for the original purchase price payable in cash, for a period beginning on January 1, 2013 and ending May 9, 2014. Mr. Kjaer also had the Right of First Refusal on any proposed sale of the land to a third party by the Company (the “Right of First Refusal”) payable in cash.

Prior to the Dubai land acquisition, Mr. Kjaer beneficially owned 41,635,930 shares of the Company's Common Stock. After the Closing Date, Mr. Kjaer directly or beneficially owned 17.35% of the Company's outstanding Common Stock.

In December 2013, the Company elected to exercise the Sell Back Option, upon which it was determined that Mr. Kjaer refused to repurchase the land pursuant to the Sell Back Option and also waived his Right of First Refusal. The matters were confirmed in writing to Mr. Kjaer in January 2014.

In anticipation of the sale of the Dubai land, which the Company needed in order to fund operations, the Company obtained an appraisal as of December 20, 2013 from another independent valuation firm (the “Second Dubai Valuation”). The Second Dubai Valuation indicated a fair value of the land totaling approximately $3.5 million.

Based upon the above factors, Management initially concluded that the decline in value of the Dubai land was an impairment that should be reflected in the Company’s consolidated financial statements as of September 30, 2013, and this matter was reported by the Company on our Form 8-K filed on April 28, 2014. After additional review, however, the Company determined that the First Dubai Valuation did not properly reflect the estimated fair value, and should not have been relied upon in order to value the transaction on the Exchange Measurement Date. Management concluded that the First Dubai Valuation overlooked market factors which were already evident on the Exchange Measurement Date, including the volatility of the real estate market and declining price trends at the time. Specifically, the First Dubai Valuation overlooked wide fluctuations in observed pricing, relied upon comparable sales data that was already more than a year old, and established a value for the land that was at the top of the observable price range, even though it was evident that real estate prices were still trending downward at the time the First Dubai Valuation was prepared. As a result, after the balance sheet date but before issuance of the September 30, 2012 consolidated financial statements, the Company determined that the Dubai land acquisition should have been valued based upon the lower end of the range of prices that were observed on the Exchange Measurement Date, and not the higher end of US$40.83 per sq ft., and accordingly adjusted the value as of the acquisition date to $3.5 million.

On December 27, 2013, the Company entered into two separate property sale agreements with unaffiliated third parties for two parcels of land for a total cash consideration of approximately $2.0 million. The sale of the first parcel closed on March 12, 2014 while the sale of the second parcel was cancelled due to a change in the closing conditions imposed by the local governmental recording authorities.

For the year ended September 30, 2013, based upon the December 27, 2013 sales agreements, the Company recorded an impairment charge of approximately $1.5 million.

Item 3. Legal Proceedings

On November 23, 2009, the Company entered into a credit card processing agreement (the “Agreement”) with National Merchant Center ("NMC"), a service provider located in the United States, to process U.S. currency credit card transactions. A dispute arose between NMC and the Company after NMC refused the Company's numerous demands to release $2.1 million of the Company's funds (“Reserve Funds”), which were being held in a reserve account controlled by First Data Merchant Services, Inc. ("First Data"). On October 27, 2010, NMC terminated the Agreement and shortly thereafter NMC demanded payment by the Company of an "early termination fee" of approximately $706,277 ("Early Termination Fee").

On February 9, 2011, NMC filed suit against the Company in the Superior Court of the State of California, Case No: 30-2011-00449062-CU-BC-CJC, seeking recovery of the Early Termination Fee, plus attorneys' fees, interest and costs, based on alleged breaches of the Agreement by the Company. On March 17, 2011, the Company removed the action to the United States District Court for the Central District of California, Case No: 8:11-cv-00433-AG-JCG. On April 7, 2011, the Company filed an Answer to the Complaint, in which it denied NMC's substantive allegations, raised affirmative defenses to NMC's claims and asserted counterclaims against NMC and First Data based upon the Agreement. The Company's counterclaims sought a judicial declaration of our rights under the Agreement to immediate possession of the Reserve Funds, and to recover damages, including prejudgment interest and attorneys' fees, caused by the wrongful retention of the Reserves.

On February 24, 2012, the Court held an expedited bench trial on the Company's counterclaim which sought a declaratory judgment that the Company was entitled to the immediate possession of the Reserve Funds. At the close of such trial, the Court ruled that the Company was the prevailing party on our declaratory judgment claim and was entitled to the immediate return of $2,133,852, which was the balance of the Reserve Funds after deduction of certain fees not challenged by the Company. On March 28, 2012, the Court entered a Declaratory Judgment in favor of the Company and ordered the release of the Reserve Funds to the Company. On or about April 12, 2012, all of the Reserve Funds, in the amount of $2,133,852, were received by the Company.

NMC's Early Termination Fee claim and the Company's counterclaims for damages, which included a claim for prejudgment interest of approximately $125,000, against NMC and First Data, were set for a nonjury trial to start on August 27, 2013. At the Pretrial Conference on August 12, 2013, the Court ordered the parties to participate in mediation. At the mediation held on August 22, 2013, the Company and NMC agreed to a settlement of the action. On August 23, 2013, the Company and NMC filed a Joint Stipulation for Voluntary Dismissal of Entire Action. Pursuant to such Stipulation, the Court on August 26, 2013 entered an Order dismissing the case in its entirety with prejudice, with each side to bear its own costs and attorneys' fees.

On December 31, 2013, the Company vacated our Boca Raton office premises prematurely before the lease agreement expiration date of January 31, 2020. Subsequently on January 23, 2014, the landlord filed suit against the Company for breach of lease. The complaint did not specify the amount of claimed damages, but instead generally sought all amounts allegedly due and owing under the terms of the lease agreement as well as the landlord’s costs, expenses and reasonable attorney fees. In the Company’s answer to the complaint, the Company contended that, among other things, the landlord breached the lease agreement by failing to maintain and repair the office building and premises and had re-taken the office premises for its own benefit. In the event that any damages are owed to the landlord, such damages are limited by the early termination provision in the lease agreement to approximately $2.14 million. The Company continues to defend against the landlord’s claim of which we are unable to determine the outcome at this present time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our shares of Common Stock are currently quoted on the OTCPink under the symbol “DUBL”. Until January 1, 2013, our Common Stock was quoted on the OTCQB.

The following table sets forth, for the periods indicated, the high and low closing prices per share of our Common Stock as reported by the OTCQB.

Closing Bid Prices:

Quarter ended	High	Low
December 31, 2010	$0.22	$0.17
March 31, 2011	0.19	0.14
June 30, 2011	0.31	0.15
September 30, 2011	0.29	0.20
December 31, 2011	0.46	0.23
March 31, 2012	0.36	0.25
June 30, 2012	0.34	0.24
September 30, 2012	0.50	0.30

As of August 6, 2014, the last reported price of our Common Stock quoted on the OTCQB was $0.15 per share. The OTCQB prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions.

Shareholders

At September 30, 2012, there were 2,945 stockholders of record of our Common Stock.

Dividends

We have not declared any cash dividends on our shares of Common Stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain all future earnings for use in our business. Any decisions as to future payment of dividends will depend on our earnings, financial position and other factors that the Board deems relevant.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Introductory Note

Caution Concerning Forward-Looking Statements

The discussion contained in this Form 10-K, contains forward-looking statements that involve risks and uncertainties. The registrant's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “management believes” and similar language, including those set forth in the discussions under “Notes to Consolidated Financial Statements” and “Management's Discussion and Analysis or Plan of Operation” as well as those discussed elsewhere in this Form 10-K. The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

●	our inability to establish and maintain a large growing base of Business Associates;
●	our failure to adapt to technological change;
●	increased competition;
●	increased operating costs;
●	changes in legislation applicable to our business;
●	our failure to improve our internal controls;
●	our inability to generate sufficient cash flows from operations or to secure capital and funds, including through Mr. Hansen, in order to maintain our current operations or support our intended growth and
●	our failure to maintain registration of shares of our Common Stock under the Exchange Act.

However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Form10-K. We do not undertake to update any forward-looking statement, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the year ended September 30, 2012 compared to the year ended September 30, 2011; and (ii) our financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included elsewhere in this Form 10-K. As discussed in Note 2 to the consolidated financial statements, our results of operations were restated for 2011.

Overview

DubLi, Inc. has created a framework for attracting and maintaining consumers through a web based shopping and entertainment community. The foundation of DubLi is based on innovative technology, a global platform and an expertise in understanding and capitalizing on global economic trends and changing consumer behaviors. The central hub of the DubLi community is DubLi.com; from which all other components of the business model are derived.

DubLi.com is a global shopping and entertainment web portal that features two reverse auctions, Xpress and Unique from which the Company's own currency, DubLi Credits, are banked, sold and spent. The Company supports four different auction websites in the US, Europe, Australia and a global portal in which people from all other countries can participate. In addition, DubLi.com features an online shopping mall which supplements the DubLi auction sites. From this mall, consumers shop at national, brand name merchants and earn cash back rebates on these purchases. The Company has developed our own search feature designed to return only relevant results to the user. Supporting the growth of DubLi.com is the Company's sales and marketing engine, DubLi Network, a network marketing association of independent Business Associates who are engaged in direct marketing of the Company's products and services.

How We Generated Revenue for the year ended September 30, 2012:

Components of revenue for the year ended September 30, 2012 are summarized as follows:

AUCTIONS
Bidding credits used in auctions	$42,266,959
Bidding credits broken in auctions	4,816,581
Gross revenue from auctions	47,083,540
Sale of goods and handling fees	5,357,571
Auctioned value of gift cards	2,094,635,761
Less: Cost of gift cards auctioned	(2,134,656,173)
Net auctioned value of gift cards	(34,662,841)
Net revenue from auctions	12,420,699
NETWORK
Network fees	1,628,419
Subscriptions	1,317,482
Advertising and sales events	2,229,752
5,175,653
SHOPPING MALL
Commissions, rebates and others	313,881
Total revenue	$17,910,233

Auctions

The Company conducted reverse auctions of our electronic gift cards that are redeemable for cash. In reverse auctions the price of the gift card goes down with each successive bid. As a result, all such sales are made at a loss for the amount of the discount created by the bidders plus any added discount contributed by the Company. The Company records the bidding discount against the sale of the bidding credits and handling fees, which is recognized as revenue. During fiscal year 2012, we sold $2.1 billion in electronic gift cards from approximately 8.9 million auction transactions recording a net revenue from DubLi Credits, sales of goods and handling fees of $12.4 million. The net revenue recognized from the auctions approximated 69.4% of our revenue for the fiscal year 2012. We charged $0.80 retail and an average of $0.57 wholesale for each DubLi Credit that was used to bid down the price of our products on both the Xpress and Unique auctions. The revenue earned from the usage of the Credits and the breakage from unused expired Credits permitted us to sell products and electronic gift cards at discounted prices. All remaining unused Credits are categorized as a liability until they are used or expired. We also earn a $0.50 handling fee for each auction transaction that resulted in a closed sale of an electronic gift card and those fees generated revenue of $5.3 million.

During fiscal 2012, the auctions program generated an increasing number of transactions during the first three quarters and then grew significantly in the fourth quarter. The fourth quarter growth is attributable to significant discount bonus feature added to each auction by the Company, a promotional device designed to build web site traffic and increased sales of goods and other products. The quarterly results for the auctions program are summarized as follows:

	Quarter 1	Quarter 2	Quarter 3	Quarter 4	Total
Sales of goods and handling fees, and auctioned value of gift cards	$16,899,283	$25,772,193	$143,796,470	$1,913,525,386	$2,099,993,332
Auction transactions	87,274	117,110	574,235	8,125,222	8,903,841

See also section below Trends in Our Business for discussion regarding the discontinuance of the auctions program.

Business Associates affiliated with our network marketing company purchased 96.0% of all DubLi Credits sold in fiscal year 2012. The Business Associates purchased the DubLi Credits at an average discounted price of $0.57 which enabled them to earn an average of $0.23 per unit profit upon resale to their customers. The remaining 4.0% were sold directly from the DubLi.com web site at the full retail value of $0.80. Use of DubLi Credits and auction activity ceased in March 2013.

Network

In fiscal year 2012, revenue from network fees (annual subscriptions) paid by our Business Associates made up 9.1% of our revenue. We also sold training and advertising packages and generated revenue from conferences and events attended by our Business Associates, which made up 12.4% of our revenue during fiscal year 2012.

During fiscal year 2012, we introduced two new subscription services that offered streaming music and entertainment and rebate programs for a monthly subscription price of varying rates. In conjunction with these new service offerings, we introduced our new corporate mascot, the “Dubot,” an online assistant that demonstrated our service offerings. Sales of the subscription packages, namely Premium Package and the V.I.P. Member Package, produced 7.4% of our revenue in the fiscal year 2012.

Shopping Mall

We also earned commission income from the online shops and stores affiliated with our online shopping mall arising from the purchase transactions our customers generated. We split those affiliate commissions with our customers and Business Associates in the form of cash back and commissions. We generated a nominal amount from these commissions equivalent to 1.8% of our revenue in fiscal year 2012. New versions of our online shopping malls, previously available in the US, Germany, Denmark, Spain and Australia, were introduced in fiscal year 2012. The new shopping malls are search engines and online communities for shoppers. In fiscal years 2013 and 2014, we launched the new online shopping malls in seven additional markets: Russia, United Kingdom, Switzerland, Austria, Italy, Canada and India.

We believe the factors that influence the success of our programs include the following:

●	the appeal of the products and services we market and auction;
●	the number of visits to our sites and customer retention;
●	the number of merchants affiliated with our online shopping mall;
●	the continued expansion of our network marketing organization;
●	the success of our Business Associates and our contribution to their success;
●	the amounts we pay our Business Associates;
●	the development of new products and services;
●	the development of new advertising and marketing programs; and
●	the development of Partner Programs.

Trends in Our Business

Although the addition of a random bonus discount that varied from 50% to 90% per auction increased transaction volume significantly which resulted in an increase in gross revenue recorded during the fourth quarter of fiscal year 2012, the profit margin on a majority of the transactions were negatively impacted and less than the expectation as desired by the Company. Consequently, after conducting an evaluation of the auctions program, we decided to discontinue this part of our business model during 2013 and to focus our resources on potentially more profitable programs for our e-commerce platform.

Shopping transactions continue to shift from traditional to online retailers as the digital economy evolves. This shift has contributed to the growth of our business since inception, resulting in increased revenue. Although we expect our business to continue to grow, our revenue growth rate may not be sustainable over time, due to a number of factors, including increasing competition, the difficulty of maintaining growth rates if our revenue increase to higher levels, and increasing maturity of the online shopping market. We plan to continue to invest in our core areas of strategic focus, but cannot provide any assurance that such investment will result in increased revenue or net profit.

We have taken steps to improve and increase the products offered on our web site via direct signing of dedicated private-label merchants providing cash back shopping programs, entertainment and an expanded global online shopping mall that provides a true worldwide shopping experience.

Seasonal fluctuations in Internet usage and traditional retail seasonality have affected our business, and are likely to continue to do so. Internet usage generally slows during the summer months, and shopping typically increases significantly in the fourth quarter of each calendar year. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results.

We also continue to invest in our systems, data centers, corporate facilities, information technology infrastructure, and human resources. We expect the following to be important components in our business strategy: (i) acquisitions of compatible businesses; and (ii) Partner Programs strategy as we seek out partners with large retail customer bases who are interested in earning incremental revenue by co-branding our shopping and entertainment web site. We also expect that the cost of revenue will increase in dollars and may increase as a percentage of revenue in future periods, primarily because of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs and other costs.

As we expand our shopping programs and other products to international markets, we continue to increase our exposure to fluctuations in foreign currency to US dollar exchange rates.

Recent Developments

After we discontinued the auctions program in fiscal 2013, we modified our business model to focus on the following:

●	selling Premium and V.I.P. Member Package subscriptions to online customers;
●	growing the volume of merchandise and travel services purchased by customers through our DubLi.com site to increase the net rebate income (i.e. after “cash-back” payments to customers and commission payments to Business Associates) we generate from retailers and travel providers; selling merchandise and services on the DubLi online mall; and
●	expanding the number of our Business Associates and Partner Program participants.

Organization of Information

This section provides a narrative on our financial performance and condition, which should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this report and includes:

●	use of estimates and critical accounting policies;
●	results of operations;
●	liquidity and capital resources; and
●	contractual obligations.

Operating results are not necessarily indicative of results that may occur in future periods.

Use of Estimates and Critical Accounting Policies

Management's use of estimates and assumptions: The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities, deferred income, accruals for incentive awards and unearned auction Credits at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Examples, though not all-inclusive, of such items include estimates and assumptions for loss contingencies, depreciation or amortization of the economic useful life of an asset, stock-based compensation forfeiture rates, fair values, impairments of investment and other assets, potential outcomes of future tax consequences of events that have been recognized in our consolidated financial statements or tax return and incentive awards and unearned auction Credits. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates. The following items in our consolidated financial statements require significant estimates and judgments:

Revenue recognition: Product Sales and Services - The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv), collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on Management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue that is subject to refund, and, for which the product has not been delivered or the service has not been rendered net of an estimated allowance for breakage. The Company's revenue recognition policies for each of our products and services are as follows:

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Update No. 2014-08 – Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). This update revised the guidance to be applied in determining when the discontinuation or disposal of operating activities and entities should be presented as discontinued operations in the financial statements. Under the previous guidelines, the reporting of discontinued operations was based upon two factors, relating to the elimination of operations and continued cash flows, and the continued involvement in the operations of the disposed component of an entity. Under the new guidance provided by ASU 2014-08, the reporting of discontinued operations will be based upon whether the disposal or discontinuation represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

Under the new guidance, the termination of the Company’s auction program and DubLi Credits in March 2013 could be considered to be a strategic shift and therefore would be reported as a discontinued operation. The reporting of discontinued operations affects the presentation of the assets, liabilities and results of operations of the discontinued component or group of components, and does not affect comprehensive income or loss. ASU 2014-08 is effective for annual and interim reporting periods beginning on or after December 15, 2014. Early adoption is permitted if discontinued operations have not already been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact that the new guidance may have on the consolidated financial statements.

In May 2014, the FASB issued Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance provided by ASU 2014-09 is intended to remove inconsistencies and weaknesses in the existing revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability, provide more useful information and simplify the preparation of financial statements. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that the new guidance may have on the consolidated financial statements.

The Company does not believe that any recently issued pronouncements which were not yet effective will have a material effect on the consolidated financial statements when adopted.

Business Associates Program

DubLi is a global network marketing organization with Business Associate representatives in dozens of countries throughout the world. Business Associates can offer a wide variety of products and services to their customers, many of whom are also recruited to become Business Associates themselves. Business Associates earn commissions on sales of products and services that they sell directly, and earn commissions on “downstream” sales of products and services made by Business Associates that they recruit into the marketing network.

●	Network Subscription Fees - Business Associates pay an annual subscription fee for the marketing and training services provided by DubLi Network. The fees are recorded as revenue ratably over the subscription period.
●	Co-operative Advertising – Co-operative advertising programs are a service that we provide to Business Associates whereby they can pool their marketing funds in order to participate in television and telemarketing advertising campaign managed by the Company. Each advertising campaign runs for a specific period and all customers acquired during the campaign are allocable and commissionable to Business Associates pro-rata based upon their percentage contribution to the program. The revenue is recognized ratably over the campaign period as the funds are spent. The Company retains a 25% service charge for producing and managing the program for the Business Associates.

Auctions

DubLi Credits – To participate in the Company’s auction programs (Xpress, Unique Bid), consumers are required to purchase DubLi Credits either directly on DubLi.com or from DubLi's independent Business Associates who are members of the DubLi Marketing Network. Most DubLi Credits are sold through the DubLi Marketing Network. All proceeds from the sales of DubLi Credits are recorded as deferred revenue until used by the consumer at auction, or upon their expiration when the related revenue is recognized as breakage.   Purchases of DubLi Credits are non-refundable after three days.  Unused Credits remaining in closed and inactive Business Associate accounts are recorded as breakage revenue 30 days after the account is closed.

●	Xpress Auctions – Prior to June 2011, the Company’s Xpress Auction program primarily offered name brand products, services and gift cards which the Company purchased for resale from retailers, wholesalers and manufacturers. In June 2011, the Company changed the format to exclusively offer its own proprietary electronic gift cards which could be used to buy additional products or services, or could be redeemed for cash.

Xpress Auctions use the “reverse auction” format, wherein each time a person makes a bid (which costs one DubLi Credit), the price is decremented by a fixed amount. The reduced price becomes visible to the person making the bid, and at that point the bidder can choose to purchase the item at the reduced price shown or opt to wait in the expectation that others will make additional bids and drive down the price even more. Upon successfully acquiring an electronic gift card products at auction, winning bidders have the option of (a) transferring the face amount of the card onto their DubLi branded MasterCard or receiving the product, (b) being paid the face value of the card via bank transfer or (c) accumulating the funds in their electronic “Cash Organizer,” to be used later to purchase additional DubLi Credits, participate in other Xpress Auctions, or acquire other DubLi products and services.

Net costs are incurred from Xpress Auctions, because the amount of the winning bid is less than the face amount of the electronic gift card purchased. The net cost of Xpress Auctions is presented in the statement of operations as a component of the cost of sales of DubLi Credits.

●	Unique Bid Auctions – Unique Bid Auctions function in a manner similar to Xpress Auctions, but the auctioned items consist of retail products, services and gift cards from retailers, wholesalers and manufacturers. In a Unique Bid Auction, consumers bid what they think the lowest bid price will be. The winning bid must be both the lowest price and different in amount from all other competing bids.

In October 2012, the Company suspended Xpress and Unique Bids Auction. In December 2012, the Company notified its Business Associates and retail consumers that all auction activities would cease, effective March 28, 2013. Unused DubLi Credits for Business Associates were converted to customer membership vouchers, which could be used for new customers recruited. DubLi Credits that were unused by retail consumers after the Company’s notice period expired in accordance with Company policy were recognized as income at that time.

Online Experience

●	Consumer Memberships - DubLi customers who purchase membership packages pay a monthly subscription fee for services and the ability to earn cash rewards. The fees are recorded as revenue ratably over the period of their membership service.
●	Shopping Mall Program – Online shopping mall revenue is earned principally from revenue rebates (commissions) earned from merchants participating in our online shopping malls. The Company receives varying percentages in rebates from participating merchants on all transactions processed through our online mall platform and recognizes rebate revenue upon receipt of payment from the merchant. A percentage of the rebate is paid to the member sixty days after the initial purchase transaction in the form of a “Cash Back” which is recorded as cost of revenue.

Direct cost of revenue: Direct cost of revenue includes the loss from Xpress and Unique Bids Auctions, costs of goods sold, commissions and incentive bonuses earned by Business Associates on the sales of DubLi Credits, and other incremental direct costs including credit card processing fees and certain marketing costs associated with DubLi Network. Commissions are based upon each Business Associate's volume of sales and any “Down-line” sales by other Business Associates under the sponsoring Business Associate. Commissions are paid to Business Associates at the time of sale and are recognized as a deferred expense (prepaid customer acquisitions costs) until the related revenue is recognized. Monthly or quarterly incentive bonuses are recognized when the Business Associate meets the target sales goal.

Stock-based compensation: The Company accounts for stock-based compensation in accordance with ASC 718, Share-Based Compensation, which requires the use of the fair value method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of the stock option grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on weighted average of the historical volatility of the Company's Common Stock and selected peer group comparable volatilities and other factors estimated over the expected term of the options. The expected term of stock options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Income Taxes: The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”) under which deferred tax assets and liabilities are determined based on temporary differences between accounting and tax bases of assets and liabilities and net operating loss and credit carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.

In accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes, the Company adopted a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

In the event of a distribution of the earnings of certain international subsidiaries, the Company would be subject to withholding taxes payable on those distributions to the relevant foreign taxing authorities. Since the Company currently intends to reinvest undistributed earnings of these international subsidiaries indefinitely, the Company has made no provision for income taxes that might be payable upon the remittance of these earnings. The Company has also not determined the amount of tax liability associated with an unplanned distribution of these permanently reinvested earnings. In the event that in the future the Company considers that there is a reasonable likelihood of the distribution of the earnings of these international subsidiaries (for example, if the Company intends to use those distributions to meet our liquidity needs), the Company will be required to make a provision for the estimated resulting tax liability, which will be subject to the evaluations and judgments of uncertainties described above.

The Company conducts business globally and, as a result, one or more of our subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the countries in which the Company operates. The Company is currently under ongoing tax examinations in several countries. While such examinations are subject to inherent uncertainties, the Company does not currently anticipate that any such examination would have a material adverse impact on our consolidated financial statements.

Property and Equipment: Property and equipment are recorded at cost. The cost of maintenance and repairs of equipment is expensed when incurred. Depreciation and amortization is determined based upon the assets' estimated useful lives, and is calculated on a straight-line basis beginning when the asset is placed into service. When the Company sells, disposes or retires equipment, the related gains or losses are included in operating results.

Impairment of Long-Lived Assets: In accordance with Accounting Standards Codification (“ASC”) 360-10-35, Property, Plant and Equipment - Subsequent Measurement, the Company reviews the carrying value of our long-lived assets, which includes property and equipment and restricted cash annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models.

Results of Operations

The following table sets forth certain of our results of operations as a percentage of revenue for the periods indicated:

	Year ended September 30
	2012		2011
	$’000%		$’000%

Revenue	17,910	100.0	15,610	100.0
Direct cost of revenue	29,359	163.9	7,614	48.8
Gross profit (loss)	(11,449)	(63.9)	7,996	51.2

Selling, general and administrative expense	13,872	77.5	11,767	75.4
Net loss	27,432	153.2	4,157	26.6

The following table sets forth the major components of revenue for the periods indicated:

	Year ended September 30
	2012	2011	Increase/(decrease)
Components of revenue:

Net revenue from auctions	$12,420,699	$12,998,188	$(577,498)	(4.4)%
Network fees	1,628,419	1,903,323	(274,904)	(14.4)
Subscriptions	1,317,482	387,467	930,015	240.0
Advertising and sales events	2,229,752	-	2,229,752	-
Others	313,881	321,958	(8,077)	(2.5)
Total	$17,910,233	$15,610,936	$2,299,297	14.7%

During fiscal year 2012, we recorded revenue of $17.9 million, an increase of $2.3 million or 14.7% over the prior fiscal year. The increase was principally due to income from advertising and sales events amounting to $2.2 million which were introduced during the fiscal year 2012. The other existing revenue generating business recorded a nominal increase of $70,000.

Despite marketing efforts in fiscal year 2012 for auctions which resulted in increased transaction counts, the net revenue decreased by about $0.6 million or 4.4%, from $13.0 million in fiscal year 2011 mainly due to additional bonus discounts offered and applied to each auction transaction. Subsequently during fiscal 2013, because of poor returns on each auction transaction, the Company discontinued the auctions program to concentrate on the other revenue generating streams.

Network fees revenue was $1.6 million in fiscal year 2012 as compared to $1.9 million in fiscal 2011, which was a decline of 14.4% or $0.3 million over the period. This decline was due to reduced marketing efforts in the early part of the year while we restructured our business model to expand our multi-level marketing activities to reduce turnover of Business Associates. During the first quarter of 2011 and again in the first quarter of 2012, we rolled out an improved website to enhance our customers’ shopping experience with improved integration of the web shopping mall experience with our auction and music sites. In addition, we introduced several new subscription packages. Revenue earned from the V.I.P. and Premium Packages was $1.3 million and $0.4 million for the years ended September 30, 2012 and 2011, representing an increase of $0.9 million or 240% from these new product offerings.

Direct Costs of Revenue

Direct costs consist of commissions earned by our Business Associates and costs of products used for auctions and gift cards that are redeemed by our shopping mall customers. We incurred direct costs of $29.3 million in fiscal 2012 as compared to $7.6 million during fiscal year 2011, which resulted in an increase of $21.7 million or 285% as discussed below:

Our cost of inventory sold on our online auctions was $0.5 million in fiscal year 2012 as compared to $1.8 million in fiscal 2011, which resulted in a decrease of $1.3 million or 75%. This decrease is due to the change in format of the Xpress auction from products to electronic gift cards.

Commission expense to Business Associates was $23.6 million in fiscal year 2012, compared to $5.6 million in fiscal year 2011. The increase of $18.0 million or 319% in commission expense is a direct result of more marketing efforts to promote the auctions program, thus overall business activity expanded within DubLi Network and auction transactions increased on DubLi.com.

During fiscal year 2012, the Company introduced additional bonus incentive for the auctions program which did not provide the desired results. Even though it resulted in increased transaction counts, lower revenue was recorded due to the additional bonus incentive. As a result of losses sustained from the auction activities, the Company subsequently terminated our auctions program during the second quarter of fiscal 2013. Deferred cost of $3.5 million associated with the termination was impaired and was recorded as of September 30, 2012.

Part of the increase is also attributed to direct cost associated with advertising and sales events which were introduced during fiscal year 2012.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense consists primarily of the following: payroll and related expenses for executive and administrative personnel; fees for professional services; costs related to leasing, maintaining and operating our facilities; credit card fees; recruiting fees; travel costs for executive and administrative personnel; insurance, expenses and fees associated with the reporting and other obligations of a public company; bad debts; and other general and administrative services. Fees for professional services include amounts due to lawyers, auditors, tax advisers, and other professionals in connection with operating our business, and evaluating and pursuing new opportunities.

SG&A increased by $2.1 million from $11.8 million in fiscal year 2011 to $13.9 million in fiscal year 2012, a 17.9% increase. The significant changes to the components of SG&A expense for the fiscal year 2012 versus fiscal year 2011 were as follows: (i) $1.2 million increase in payroll and related expenses due to increase in the Company’s activities; (ii) $0.4 million increase in stock compensation expense due to new stock option grants to our interim Chief Operating Officer, other employees and contractors; (iii) $0.8 million increase in legal and other services; and (iv) $0.7 million increase in advertising and marketing costs to promote our improved web sites and new product offerings and other costs. These were offset by a decrease of $1.0 million in depreciation and amortization expense due to an increase in fully depreciated assets in capitalized computer equipment and software and software cost written off in fiscal year 2011.

Deferred revenue and prepaid customer acquisition costs

Deferred (unearned) revenue is recorded for all sales of products and services for which we have been paid in advance. We earn the revenue from those sales when we provide the product or service. Deferred revenue consists primarily of unused DubLi credits and the unearned portion of monthly and annual subscription packages such as V.I.P. and Premium packages and Ebiz kits. During the third quarter of fiscal year 2012, we also began selling advertising packages to our Business Associates. Revenue is recognized from DubLi Credits when they are used for bidding on the Unique or Xpress auctions, or when they expire in closed Business Associate accounts. Subscriptions packages collected in advance are recognized as revenue ratably over the subscription coverage period.

The components of deferred revenue include the following:

	As of September 30
	2012	2011
Unused DubLi Credits	$13,121,844	$13,155,511
Subscription fees	1,926,047	565,551
Co-operative advertising programs	8,080,234	-
Other	-	109,327
	$23,128,125	$13,830,389

In July 2014, the Company announced a new vouchers program offering to the Business Associates in exchange for their unused DubLi Credits and their outstanding amounts under the Co-operative advertising programs. Our business could be adversely affected if the Business Associates do not agree to accept the new vouchers from us.

Deferred revenue from Co-operative advertising programs represented a pool of funds that we collected in advance of a planned television and telemarketing advertising campaign program that we sold to the Business Associates. The first campaign ran from April 2012 to December 2012 and all customers acquired during the campaign were allocated and commissioned to Business Associates pro-rata based upon their percentage contribution to the program. The revenue was recognized ratably as the funds were spent over the campaign period. A second program ran from September to December 2012, however, due to a lack of response from customers, the rest of the campaign was discontinued.

Prepaid customer acquisition costs consist primarily of commissions paid to Business Associates and other incremental direct marketing and web site costs incurred to support the Business Associate Network. These costs are recognized as expense in direct proportion to the related revenue recognition as it relates to unused DubLi Credits.

These accounts have a significant effect on the Company because we have been paid in advance of the service that we have sold and because we pay commissions and other costs in advance of the recognition of sales revenue. Our cash flow precedes our net earnings from such activities. The following table shows the significance of the asset and liability accounts related to DubLi Credits and their potential future impact on our earnings results.

Periods	Deferred revenue - Dubli Credits	Prepaid customer acquisition costs
March 31, 2011	$19,686,982	$10,448,041
June 30, 2011	14,372,024	7,620,225
September 30, 2011	13,155,511	6,958,894
December 31, 2011	12,519,746	6,710,127
March 30, 2012	11,949,603	6,628,110
June 30, 2012	10,267,909	6,356,409
September 30, 2012	13,121,844	1,974,341

Income Taxes

For the year ended September 30, 2012, we recorded a tax provision of $44,033 which represented principally foreign taxes due and for the year ended September 30, 2011, there was no tax due. As the Company is still incurring losses, and due to the uncertainty that the Company will generate sufficient profit to recognize any tax benefit, the Company has consequently recorded a valuation allowance to offset all of the deferred tax assets associated with our net operating losses.

Net Loss

We recorded a net loss of $27.4 million for the year ended September 30, 2012, an increase of $23.3 million over the prior year, which was mainly due to transactional losses sustained in the auctions program, impairment of prepaid customer acquisition costs and land impairment charge on the Cayman Islands land parcel. The land impairment charge was arrived at based upon a subsequent evaluation performed by Management to reflect a change in the estimated fair value of the Cayman Islands land parcel as of September 30, 2012.

Effects of Foreign Currency Translation

Net revenue and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. To the extent the US dollar weakens against foreign currencies, this translation methodology results in these local foreign currency transactions increasing the consolidated net revenue, operating expenses, and net income (loss). Similarly, our consolidated net revenue, operating expenses, and net income (loss) will decrease when the US dollar strengthens against foreign currencies.

During fiscal year 2012, the US Dollar strengthened slightly against the Euro. The closing exchange rates in effect were $1.2881 to 1.00€ at September 30, 2012 and $1.3596 to 1.00€ at September 30, 2011 representing an increase of 5.3%. The average rate of the US dollar to the Euro strengthened approximately 6.95% from $1.3943 for fiscal year 2011 to $1.2973 for fiscal year 2012. If the average exchange rates for fiscal year 2011 of $1.3943 to 1.00€ were used in the consolidated financial statements for translation of the revenue and net loss for the year ended September 30, 2012, the effects would have been an increase of approximately $1.3 million and $1.4 million, respectively.

Liquidity and Capital Resources

As of September 30, 2012, the Company had cash and cash equivalents of $8.6 million. This represents a $7.1 million or 471.3% increase from $1.5 million recorded at September 30, 2011. Restricted cash included in current assets was $5.7 million at September 30, 2012 compared to $0.4 million at September 30, 2011, an increase of $5.3 million or 1,167.3% resulting from an increase in sales transactions. The restricted cash is withheld based on a six month rolling reserve for charge backs by credit card processors and averages 5% of credit card sales processed.

Operating Activities

Net cash provided by operating activities totaled $5.7 million during the year ended September 30, 2012. The main components impacting cash flow from operations were (i) increase in commission payables; (ii) increase in restricted cash held back by processors and (iii) a decrease in prepaid customer acquisition costs.

Investing Activities

Net cash used in investing activities was approximately $1.1 million during the year ended September 30, 2012 mainly for equipment and software purchase of $0.7 million and progress payments on land purchase for $0.4 million. For the year ended September 30, 2011, net cash of $0.4 million was used for purchase of equipment and software of $ 0.1 million, progress payments on land purchase of $0.5 million and reduced by cash that was released from restricted cash of $0.2 million.

The Company acquired two mixed-use parcels of vacant land in Dubai, United Arab Emirates in a non-cash transaction through the issue of 41.6 million shares of the Company’s Common Stock which was initially valued at S5.8 million. Based upon subsequent appraisal obtained, Management determined that the initial valuation did not properly reflect the fair value due to certain factors that were overlooked. As a result, Management concluded that the fair value as of the acquisition date was $3.5 million.

Financing Activities

For the year ended September 30, 2012, net cash provided by financing activities was $2.7 million. These were derived principally from stock subscription proceeds of $2.8 million and offset against a repayment of note payable of $0.2 million. For the comparative year ended September 30, 2011, proceeds from stock subscriptions and note payable was $4.8 million and $1.0 million respectively. This was offset by a repayment of note payable of $1.9 million resulting in net cash provided by financing activities of $3.9 million.

Liquidity

The Company is required to maintain a portion of our cash (“restricted cash”) with two credit card processing companies to mitigate their financial risk arising from processing the Company's sales transactions. We use one credit card processing company for US based transactions and the other for foreign based transactions. The reserve requirement is for a rolling term of six months based on processed amounts calculated on a range of percentages. The Company has classified these accounts as a current asset because the funds turnover is not held for more than 12 months.

During the first quarter of 2010, the Company became aware that one of our credit card processing companies was improperly retaining $2.1 million of the cash from completed transactions that was due the Company. In October 2010, the Company instituted legal action against the credit card processing company which in-turn terminated the agreement with the Company. On February 24, 2012, the Court ruled that the Company was entitled to the immediate return of $2.1 million, which was the balance of the reserves after deduction of certain fees not challenged by the Company. The funds were returned and received by the Company on April 12, 2012.

The Company is making changes to our product offerings, which will place additional demands on future cash flows and decrease liquidity as we improve our systems. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our revised operations and revenue generated from such operations, competitive pressures, and acquisitions of complementary products, technologies or businesses. We intend to increase our marketing efforts in order to grow our network of Business Associates which will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenue from operations; adequately deal with competitive pressures; acquire complementary products, technologies or business; or increase our marketing efforts.

Because of potential constraints to sources of capital and increased liquidity, we have continued to borrow from Michael Hansen, our President and CEO. We also may seek additional capital through the issuance of debt or equity to fund working capital, expansion of our business and/or acquisitions, or to capitalize on market conditions. The sale of additional equity securities could result in additional dilution to existing stockholders. There can be no assurance that Mr. Hansen will provide funding to us to support our operations.

The Company issued promissory notes or entered into loan agreements or stock purchase agreements with the following individuals:

●	In March 2011, we entered into a $5 million line of credit agreement with an interest rate of 6% per annum with Michael Hansen, the President and CEO of the Company, which was repaid in full and canceled on September 30, 2011;
●	During fiscal year 2012 and 2011, we completed several private placements totaling $2.8 million and $4.8 million, respectively, in Europe using a Regulation S exemption from registration;
●	In March 2013, we completed a private placement of 6.4 million shares of the Company’s Common Stock totaling $1.0 million, in Europe using a Regulation S exemption from registration;
●	On April 23, 2013, the Company entered into a loan agreement for $1 million with Mr. Hansen. Under the terms of the loan agreement, funds may be drawn down as needed by the Company at an interest rate of 3% per annum beginning May 1, 2013, and all principal and accrued interest became due and payable in full on September 30, 2013. However, interest continues to accrue and the loan is still outstanding;
●	On June 20, 2013, the Company entered into separate stock purchase agreements with several executives of the Company namely Michael Hansen, President and CEO; Eric Nelson, CFO; Andreas Kusche, General Counsel; Rick Daglio, Chief Technology Officer; and Thomas Sikora, Chief Product Officer with respect to the sale of 30,408,453 shares of Common Stock at a price of $0.10 per share. On the date that the Board of Directors of the Company approved the transaction, the Company's Common Stock had a closing price of $0.115;
●	On November 15, 2013, the Company entered into an amendment to the stock purchase agreement with Mr. Hansen for an additional 751,000 shares of Common Stock at a price of $0.10 per share. The consideration of $75,100 was paid partly by cash of $25,000 and the balance of $50,100 through conversion of debt owed to Mr. Hansen;
●	Effective June 30, 2013, the Company and Messrs. Hansen, Nelson, Kusche, and Sikora mutually agreed to cancel the stock purchase agreements entered into on June 20, 2013. All the cash paid in or conversion of debt initially agreed upon will now be evidenced through new separate unsecured convertible promissory notes dated June 1, 2013 signed with the respective individuals. Under the terms of the promissory notes, interest will be calculated on a compounded basis at 10% per annum and repayment of principal and interest will be made on the earlier of (i) the date on which the respective staff’s agreement, as the case may be, with Company ends for whatever reason, or (ii) the last day of any calendar month prior to March 15, 2015 which may specify at least 10 days in advance of such date in writing by the Company, or (iii) March 15, 2015;
●	Effective November 30, 2013, the Company and Mr. Hansen mutually agreed to cancel the amended stock purchase agreement entered into on November 15, 2013; and
●	On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. Principal and accumulated interest shall be fully repaid on January 1, 2015, failing which there will be a late charge of $1,000 per day until full repayment.
●	On August 11, 2014, the Company issued a promissory note to Mr. Hansen for a revolving loan commitment to fund the Company up to $3 million through December 31, 2015. Interest is calculated at 6% per annum commencing January 1, 2015, and all principal and accrued interest are to be paid on December 31, 2015. The Company recently drew down $1.5 million under the revolving loan.

As a result of the Company incurring substantial losses for fiscal year 2012 and to meet the cash requirements for working capital and capital expenditures as described above, we will require additional financing. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we will be unable to execute upon our business plan and pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Cash in Foreign Subsidiaries

The Company has significant operations outside the US. As a result, cash generated by and used in the Company's foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of September 30, 2012, the Company held $8.1 million of unrestricted and $5.7 million of restricted cash in foreign subsidiaries.

Should foreign cash be repatriated, the Company will be subject to US tax at the applicable US federal statutory rate on the amount treated as a dividend for US income tax purposes. Dividend treatment will largely be the result of the collective financial position of the foreign subsidiaries at the time of repatriation. Any US income tax attributable to repatriated earnings may be offset by foreign income taxes paid on such earnings. Due to the significance of our foreign operations, the Company does not foresee the need to repatriate foreign cash in excess of our US funding needs.

Subsequent Events

Restatement of Revenue

On December 12, 2012, the audit and finance committee of the Board of DubLi in consultation with the Company's auditors, Cherry Bekaert LLP, determined that the Company's Consolidated Statements of Operations for the year ended September 30, 2011, and for each of the three quarters ended December 31, 2011, March 31, 2012 and June 30, 2012 (collectively, “Financial Statements”) should not be relied upon because the Company needed to revise our presentation of revenue from a gross to a net presentation for the sales of our proprietary electronic gift cards. A restatement of the Financial Statements was necessary to correct accounting errors in revenue recognition because the sales of the proprietary electronic gift cards were not considered revenue generating activities under GAAP.

The Company has restated the Consolidated Statement of Operations for the year ended September 30, 2011 as previously reported in our 2011 Annual Report on Form 10-K in this 2012 Form 10-K and also amended our quarterly reports on Form 10-Q for the periods ended December 31, 2011, March 31, 2012 and June 30, 2012 in filings made on Form 10-Q /A on June 19, 2013 in order to restate revenue from the sales of our electronic gift cards sold and the DubLi credits used on our auctions program to be net of the related cost of the gift cards. Historically, the Company has reported the gross amount of the gift card sold plus the Dubli credits used in the auction as revenue and the face value of the gift card delivered to the customer was reported as a direct cost of revenue. However, Management subsequently determined that, because the Company's proprietary gift cards provide the purchaser with a right to receive cash in the amount of the gift card, the transactions were an exchange of one type of cash equivalent for another. As such, the value of the gift card should properly be set off against the proceeds the Company received, with only the net amount categorized as revenue. The sales of the proprietary electronic gift cards were not considered revenue generating activities.

In addition to the adjustment described above, the Company discovered a second error in the calculation of deferred costs presented in our Form 10-Q report for the period ended June 30, 2012. The overstatement of deferred costs was the result of a computation error. The deferred costs were direct and incremental costs associated with the deferred revenue from sales of DubLi Credits and include primarily commissions on those sales. In each period we measure the amount of period costs of selling DubLi Credits as a percentage of period revenue derived from sales of DubLi Credits before making any deferrals. We then record an adjustment to defer the unearned portion of the revenue and the pro rata share of the related expense based upon the current period ratio of cost to sales in order to achieve a proper matching in the statement of operation and on the balance sheet. The error occurred because of the way in which the worksheet formula treated Business Associates resales resulting in deferred costs to be overstated and cost of revenue to be understated. The effect of this second error resulted in a reduction of the previously reported deferred cost asset and a corresponding increase in the direct cost of revenue and operating expenses, the net effect increased net loss by $1,151,597 and other comprehensive loss by $1,091,485. Net loss per share of ($0.01) remained unchanged for the three months ended June 30, 2012 but increased from ($0.02) to ($0.03) for the nine months ended June 30, 2012.

Changes to the Company’s Business Model

On March 28, 2013, DubLi discontinued our Unique Bid and Xpress auction business model to concentrate and enhance our global member based Shopping Mall and Entertainment services and to introduce a comprehensive Travel and Lifestyle, Finance and Insurance, and Telecom online service. This enabled the Company to eliminate our losses sustained in the auction business model and focus on the other potentially more profitable business opportunities.

Agreements with Agaani Music, JLT

On December 31, 2012, DubLi and Agaani Music, JLT (“Agaani”) entered into an Amended and Restated Agreement for the sale of assets, assumption of liabilities and obligations, and licensing of certain rights dated as of January 3, 2013 (“Transaction Agreement”). Pursuant to the Transaction Agreement, the Company caused two of our subsidiaries to sell certain assets, liabilities and obligations as well as license certain rights to Agaani.

On January 23, 2013, the Company and Agaani entered into a Rescission Agreement and Mutual Release, pursuant to which the Company and Agaani rescinded the Transaction Agreement and Agaani returned the assets, liabilities and obligations to the Company's subsidiaries in the state they were in immediately prior to the Transaction Agreement as if the Transaction Agreement never occurred.

Agreements with Officers

On October 15, 2012, the Company and Mark Mroczkowski entered into an Amended and Restated Employment Agreement (“Amendment”), which became effective on October 1, 2012. Pursuant to the Amendment, Mr. Mroczkowski served as Chief Financial Officer (“CFO”) of the Company through January 31, 2013 and as an officer of the Company, other than CFO, from and after February 1, 2013. The Amendment extended the term through to January 31, 2014. None of the other terms of the original employment agreement were modified in any material respect. On February 1, 2013, Mr. Mroczkowski resigned his position with the Company.

On February 26, 2013, DubLi appointed Eric Nelson as CFO of the Company. In connection with Mr. Nelson's appointment as CFO, he entered into an employment agreement with the Company, which has an initial term of five years, with successive one-year renewals, and provides for a minimum annual base salary of $225,000. In addition, DubLi may pay additional salary from time to time, and award bonuses in cash, stock or stock options or other property and services. Mr. Nelson received options to purchase 7.5 million shares of the Company’s Common Stock of which option for 1.5 million shares vest on February 26, 2013 and the remaining options for 6 million shares shall vest and become exercisable at the rate of 750,000 shares on March 31 and September 30 of each year, beginning on September 30, 2013, until all the options have vested for so long as his agreement remains in effect. The exercise price of the stock options was $0.12, which was the closing bid price of the Company's Common Stock on the grant date.

Mr. Nelson is also entitled to three months' severance pay during the first year of the agreement and six months' severance pay thereafter, plus any accrued base and incentive pay, in the event that he is terminated without cause. Mr. Nelson is restricted from competing with the Company during the course of his employment and for a period of one year after his employment has been terminated.

On February 27, 2013, DubLi entered into a new employment agreement and restricted stock award agreement with our President and CEO, Michael Hansen which superseded and replaced the previous employment agreement and non-qualified stock option agreement. In addition, Mr. Hansen and DubLi also entered into a cancellation agreement effective September 30, 2011 whereby Mr. Hansen relinquished his rights to the remaining 23,041,767 unvested options under the non-qualified stock option agreement dated May 14, 2011.

Mr. Hansen's new employment agreement with the Company, has an initial term of five years, with successive one-year renewals, and provides for a minimum annual base salary of $420,000 and a stock grant of 25 million shares of the Company’s Common Stock. 2.5 million shares will vest on September 30, 2013 and the remaining 22.5 million shares will vest at the rate of 2.5 million shares on March 31 and September 30 of each year, beginning on March 31, 2014, until all shares have vested for so long as his agreement remains in effect. In the event of a change in control (as defined in the Company's 2010 Omnibus Equity Compensation Plan), all previously unvested shares will immediately vest. If the Board determines that any negligence or intentional misconduct by Mr. Hansen results in a restatement of the Company's consolidated financial statements, then any shares that are not yet vested that were granted during the three month period prior to or the nine month period following the issuance of the consolidated financial statements shall be forfeited.

Mr. Hansen is entitled to three months' severance pay during the first year of the agreement and six months' severance pay thereafter, plus any accrued base and incentive pay, in the event that he is terminated without cause. Mr. Hansen is restricted from competing with the Company during the course of his employment and for a period of one year after his employment has been terminated.

On July 16, 2014, Mr. Hansen and the Company entered into a cancellation agreement whereby Mr. Hansen relinquished his rights to the stock award for 25 million shares provided under his employment agreement effective February 27, 2013.

On April 23, 2013, the Company entered into a loan agreement with Michael Hansen, the Company's CEO and controlling shareholder for an unsecured loan of up to $1 million which may be drawn as needed by the Company. Interest was accrued at 3% per annum beginning May 1, 2013, and all principal and accrued interest became due and payable in full on September 30, 2013. However interest continues to accrue and the loan is still outstanding.

On June 20, 2013, the Company entered into various stock purchase agreements with Michael Hansen (CEO), Eric Nelson (CFO), Andreas Kusche (General Counsel), Rick Daglio (Chief Technology Officer), and Thomas Sikora (Chief Product Officer) with respect to the sale of 30,408,452 shares of Common Stock at a price of $0.10 per share. On the date that the Board approved the transaction, the closing price of the shares of the Company’s Common Stock was $0.115.

On November 15, 2013, the Company entered into an amendment to the stock purchase agreement with Mr. Hansen for an additional 751,000 shares of Common Stock at a price of $0.10 per share. The consideration of $75,100 was paid partly by cash of $25,000 and the balance of $50,100 through conversion of debt owed to Mr. Hansen.

Effective June 30, 2013, the Company and Messrs. Hansen, Nelson, Kusche and Sikora mutually agreed to cancel the stock purchase agreements entered into on June 20, 2013. All the cash paid in or conversion of debt initially agreed upon will now be evidenced through new separate unsecured convertible promissory notes dated June 1, 2013 signed with the respective individuals. Under the terms of the promissory notes, interest will be calculated at 10% per annum on a compounded basis and repayment of principal and interest will be made on the earlier of (i) the date on which the respective staff’s employment agreement, as the case may be, with Company ends for whatever reason, or (ii) the last day of any calendar month prior to March 15, 2015 which may specify at least 10 days in advance of such date in writing by the Company, or (iii) March 15, 2015.

Effective November 30, 2013, the Company and Mr. Hansen mutually agreed to cancel the amended stock purchase agreement entered into on November 15, 2013.

On August 11, 2014, the Company executed a promissory note to Mr. Hansen for a revolving loan commitment to fund the Company up to $3 million through December 31, 2015. Interest is calculated at 6% per annum commencing January 1, 2015, and all principal and accrued interest are to be paid on December 31, 2015. The Company recently drew down $1.5 million under the revolving loan.

Changes to the Board

On March 24, 2013, Niels Thuesen resigned from his position as Chairman and member of the Board due to other business commitments. Management is not aware of any disagreement between Mr. Thuesen and the Company relating to the Company's operations, policies or practices.

On March 27, 2013, the Company made the following appointments: (i) David W. Sasnett to the Board and as Chairman of the Audit and Finance Committee of the Board; (ii) Blas Garcia Moros, a member of the Board since April 2011, as Chairman of the Board and Chairman of the Compensation Committee of the Board; and (iii) Lester Rosenkrantz, a member of the Board since April 2011, as Chairman of the Nominating and Corporate Governance Committee of the Board.

Code of Business Conduct and Ethics

On October 31, 2012, the Company's Board adopted and approved an Amended and Restated Code of Business Conduct and Ethics (“Code”), which replaced the Company's previous Code of Business Conduct and Ethics in its entirety. The overall purpose of amending and restating the Code is to conform to newly adopted Company policies, generally updating the Code and enhancing awareness and to adhere to the Code. The updated text and amendments include the following changes: (i) clarification and expansion of provisions relating to promotion of the Company's interests and conflicts of interests; (ii) references to the newly adopted policies relating to insider trading, anti-discrimination and harassment, use of company assets and resources, and anti-fraud; (iii) added provisions relating to accounting policies; and (iv) expanded the provisions relating to the reporting of illegal, fraudulent or unethical behavior.

Loan Agreement

On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. Principal and accumulated interest shall be fully repaid on January 1, 2015, failing which there will be a late charge of $1,000 per day until full repayment.

Private Placements

On February 27, 2013, the Company entered into separate Securities Purchase Agreement (“SPA”) with several investors in Europe (“CG investors”) deemed to be Qualified Investors under Directive 2004/39/EC of the European Parliament and of the Council, for a private placement of up to 15 million shares of the Company’s Common Stock, based upon the market price of the Company’s Common Stock on the closing date. The qualification of being an investor is also conditioned upon them being a Business Associate of the Company. The private placement of shares is pursuant to Regulation S promulgated under the Securities Act of 1934 which is exempted from registration.

In consideration of the investors acquiring the shares, CG Holdings Ltd, a wholly owned subsidiary of the Company is required to establish a special bonus pool whereby each investor will be entitled to a quarterly bonus payment, based on their respective investments. To participate in the bonus pool, each investor has to remain a Business Associate in good standing as defined under the SPA.

On May 7, 2013, the Company completed the first tranche of the SPA of 6.4 million shares totaling $1 million. Subsequent to that date, the Company received funds amounting to $199,361 for additional subscriptions under the SPA for which the closing has not been completed.

On July 23, 2014, the Company and the CG investors agreed to cancel their remaining obligations under the SPA, with an effective date of March 30, 2013.

Lawsuits

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business as described in more detail in Note 9 Commitments and Contingencies for the following:

(i)	on August 22, 2013 the Company and National Merchant Centers settled all remaining claims between them. A full description of the settlement is described under “Litigation” in Note 8 Commitments and Contingencies; and

(ii)	on December 31, 2013, we moved our office premises from Boca Raton, Florida before the expiration of our office lease agreement. As a result, on January 23, 2014, the landlord filed suit against the Company for breach of lease. The Company continues to defend against the landlord’s claims.

Off-Balance Sheet Arrangements

At September 30, 2012 and 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the reports of Cherry, Bekaert, LLP, independent registered public accounting firm, are set forth in the Index to Consolidated Financial Statements under Item 15 — Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) Disclosure Controls and Procedures.

Our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures” as defined in Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Securities Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012 and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control over Financial Reporting, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective.

However, corrective actions have been taken on each internal control weakness subsequent to September 30, 2012 until date of this Report on Form 10-K as described below under the section “Changes in Internal Control over Financial Reporting”. Specifically, the weakness that has not yet been remedied is as follows: (i) we did not maintain effective controls over the segregation of duties. Specifically, effective controls were not implemented to ensure the tiered control over the management of bank accounts; and (ii) we did not have effective general controls over information technology security and user access.

b) Management’s Report on Internal Control over Financial Reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officer and effected by the Company’s Board, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of Management and Directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO and CFO assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of September 30, 2012.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, Management concluded that, as of September 30, 2012, our internal control over financial reporting was not effective.

(1)	Control environment—we did not maintain an effective control environment. The control environment, which is the responsibility of Senior Management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed in items (2) and (3) below. Our control environment was ineffective because of the following material weaknesses:
(a)	we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of Generally Accepted Accounting Principles (“GAAP”) to commensurate with our financial reporting requirements and business environment. This material weakness resulted in material restatements and post-closing adjustments relating to revenue recognition, cutoffs, improper report groupings, consolidations and various accounting errors. These have been reflected in the re-filing of the restated consolidated financial statements for the year ended September 30, 2009 and the three quarters during the year ended September 30, 2010 (December 31, 2009, March 31, 2010 and June 30, 2010) and for the three quarters during the year ended September 30, 2012 (December 31, 2011, March 31, 2012 and June 30, 2012);
(b)	we did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program or other comparable mechanism and (ii) an ongoing program to manage and identify fraud risks;
(c)	we did not maintain effective controls over the segregation of duties. Specifically, effective controls were not designed and implemented to ensure the following accounting functions were properly segregated for bank reconciliations, payroll, accounts payable and delegation of tiered control over the management of bank accounts. In addition, we did not have effective general controls over information technology security and user access;
(d)	we experienced excessive employee turnover, including the loss of two Chief Operating Officers, nor did we have proper job descriptions and performance appraisals, and as a result our employees may not have a clear understanding of their responsibilities to facilitate proper internal control over information technology and financial reporting;
(e)	we rely extensively on outside service providers, most of which did not provide a Type II SSAE16 report on their internal controls; and
(f)	we relied extensively on independent consultants for evaluating our acquisitions of real estate. We did not take adequate measures to ensure that these consultants had the appropriate qualifications and experience, and used appropriate methods in performing their evaluations.

The control environment material weaknesses described above contributed to the material weaknesses related to our monitoring of internal control over financial reporting, period end financial close and reporting, as described in items (2) to (3) below:

(2)	Monitoring of internal control over financial reporting—we did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weaknesses:
(a)	our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed, in place or operating effectively;
(b)	we did not maintain an effective internal control monitoring function nor did we perform a risk assessment until late in the fourth quarter of the fiscal year. Specifically, there were insufficient policies and procedures to effectively communicate and determine the adequacy of our internal control over financial reporting and to monitor the ongoing effectiveness thereof; and

(c)	we did not maintain formal cash flow forecasts and business plans, to guide respective employees in critical decision-making processes.

Each of these material weaknesses relating to the monitoring of our internal control over financial reporting contributed to the material weaknesses described in item (3) below:

(3)	Period end financial close and reporting—due to a pervasive lack of proper segregation of duties within the finance department, we did not establish and maintain effective controls over certain of our period-end financial close and reporting processes because of the following material weaknesses:
(a)	we did not maintain procedures and effective controls over the preparation, review and approval of account reconciliations and application programming interfaces with third parties or our own systems. Specifically, we did not have effective controls over the completeness and accuracy of supporting schedules for substantially all financial statement account reconciliations;
(b)	we did not maintain effective controls over the recording of either recurring or non-recurring journal entries. Specifically, effective controls were not designed and implemented to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded; and
(c)	we did not maintain effective controls over the assumptions used in estimating profit margins for our co-operative advertising programs.

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

Changes in Internal Control over Financial Reporting

Subsequent to the fiscal year ended September 30, 2012, the Company appointed a new Chief Financial Officer and hired qualified and experienced accounting department personnel to enhance and improve the Company’s internal control over financial reporting.

Other than the above there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

In addition, during the second quarter of fiscal year 2014, we undertook and began a more detailed analysis of our material weaknesses and its impact on our financial reporting and internal controls over financial reporting in order to develop a more detailed framework for remediation.  As described below under “Remediation Plans” we have subsequently dedicated significant resources to support our efforts to improve the control environment and to remedy the control weaknesses described herein.

Remediation Plans

To address the identified material weakness discussed above, we have:

1.	Engaged a firm of enterprise resource planning (“ERP”) system consultants to assist with the integration of the Company's accounting and reporting systems into a single automated system;
2.	Hired a new Chief Financial Officer in February 2013 and a Controller in 2014;
3.	Commenced a reorganization of our accounting and administrative staff designed to improve work flow and enhance internal controls;
4.	Engaged a law firm to advise us regarding securities law compliance and corporate governance standards;
5.	Hired a CPA firm to assist us in the preparation of our tax accrual and footnote;
6.	Hired additional accounting staff in the third and fourth quarters of 2012;
7.	Engaged an internal audit firm to assist with control assessment and remediation.

Under the steps as detailed in the “Remediation Plans”, we are in the process of enhancing our internal control processes as follows:

(1)	Control Environment
(a)	continue to upgrade our accounting staff in order to achieve an effective control environment;
(b)	develop an anti-fraud program and implement a whistle-blower program and a program to manage and identify fraud risks;

(c)	continue to reorganize our accounting and administrative staff designed to improve work flow and enhance internal controls;
(d)	formalize our finance-related job descriptions for all staff levels that specifically identify required financial reporting roles, responsibilities, and competencies, and clarify responsibility for maintaining our internal controls over financial information;
(e)	use our best efforts to obtain appropriate Type II SSAE 16 service auditor's reports from its service organizations when available; and
(f)	implement unused system features and provide training to better utilize our ERP system to lessen the use of spreadsheets and to also develop controls over spreadsheets and migrate from spreadsheet based consolidations to using the consolidations capabilities built into our ERP system.

(2)	Monitoring of internal control over financial reporting
(a)	continue to improve our policies and procedures with respect to the review, supervision and monitoring of our accounting operations;
(b)	performed a risk assessment in order to improve our monitoring function in conjunction with our ERP system; and
(c)	we formalized our process to improve the organization structure and we are working to develop forecasts and plans by which our Management can measure achievement against formalized benchmarks.

3.	Period end financial close and reporting
(a)	continuing to improve our financial reporting and closing processes; and
(b)	continuing to document and implement controls over financial reporting.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual consolidated financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. While our Board has been supportive of our efforts by supporting the hiring of various individuals in our finance department, as well as, funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we cannot recruit and retain more qualified professionals. Among other things, any un-remediated material weaknesses could result in material post-closing adjustments in future financial statements. If we are unable to obtain the necessary funds, we may not be able to implement our remedial measures.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Board of Directors

Pursuant to our Bylaws, the size of our Board may range from one to 15 directors.  Our Board is currently comprised of four directors.  Three of these directors, Messrs.’ Thuesen, Moros and Rosenkrantz, were appointed to the Board, on April 8, 2011. Our directors are elected annually and serve until the next annual meeting of shareholders and until their successors are duly elected and qualified. The ages of our directors are provided as of August 11, 2014.

Name	Age	Position

Blas Garcia Moros[1]	52	Chairman of the Board and Director
Niels Burtenshaw Thuesen[2]	51	Former Chairman of the Board and Director
Michael B. Hansen	44	President, Chief Executive Officer and Director
Lester Rosenkrantz	73	Director
David W. Sasnett[3]	57	Director

1 Blas Garcia Moros was appointed Chairman of the Board on March 24, 2013.

2 Niels Thuesen resigned as Chairman of the Board and Director on March 24, 2013.

3 David W. Sasnett was appointed as a Director on March 24, 2013.

Executive Officers

Set forth below are the names and ages of our executive officers. The ages of our executive officers are provided as of August 11, 2014.

Name	Age	Position
Michael B. Hansen	44	President, Chief Executive Officer and Director
Eric Nelson[1]	58	Chief Financial Officer
Andreas Kusche	43	General Counsel and Secretary
Betina Dupont Sorensen	43	Chief Marketing Officer
Mark Mroczkowski[2]	62	Former Chief Financial Officer

1 Eric Nelson was appointed as Chief Financial Officer on February 26, 2013.

2 Mark Mroczkowski resigned as Chief Financial Officer on February 1, 2013.

Biographical Information

Set forth below is biographical information for each director and executive officer:

Blas Garcia Moros has served as a member of our Board of Directors since April 8, 2011. Mr. Moros spent 15 years at Microsoft Corporation, from May 1985 until February 2000, where he was one of the founders of Microsoft Latin America.  Mr. Moros held numerous positions during his tenure at Microsoft, including positions in Latin America, Asia and at Microsoft’s headquarters in Redmond, Washington.  His last position at Microsoft, from September 1997 to February 2000, was based in Singapore as the Regional Director South Asia and President, Microsoft Regional Sales Corporation (Asia), where he was responsible for the management and leadership of the region which encompassed all countries in southern Asia, including India, Indonesia, Thailand, Philippines, Vietnam, Malaysia and Singapore.  Since leaving Microsoft, Mr. Moros has been a private investor in a variety of businesses, and is currently an adviser to several private companies.  Mr. Moros speaks four languages and holds the equivalent of a Bachelor’s degree in Business Administration from the University of Innsbruck, Austria.

Mr. Moros was selected to serve as a member of our Board because of his business technology experience and was subsequently elected to serve as Chairman of the Board on March 24, 2013.

Niels Burtenshaw Thuesen has served as a member of our Board since April 8, 2011. Mr. Thuesen had an extensive career of building Scandinavia’s largest venture capital asset management firm and Denmark’s leading institutional asset manager, BankInvest Group.   Mr. Thuesen held several positions at BankInvest, having served as Chief Executive Officer from 1998 to 2008, Chief Investment Officer from 1990 to 1997 and managing director from 1992 to 1997.  Since 2009, he has focus on his own consultancy practice (ACTN).  Under Mr. Thuesen’s leadership, BankInvest increased profits to owners more than 500 times (50,000%) to over $100 million and assets under management more than 75 times to $30 billion.  Mr. Thuesen was responsible for developing and managing BankInvest’s entire business with hands on involvement specifically in developing relationships with professional institutional investors which included asset management of a variety of public equity niche areas, private equity and venture capital as well as training and development of the firm’s portfolio management team who focused on several niche asset management businesses that Mr. Thuesen created and designed.  He was also responsible for the administration of Mutual Funds and General firm-wide administration.   Currently, Mr. Thuesen holds several additional board positions including Styrelsen for International Udviklingssamarbejde (the board of Danida – the entity within the Danish Government’s Department for Foreign Affairs, that distributes the Danish Governments collective aid to less developed countries); Chairman of MYC4 (a firm providing micro finance to African entrepreneurs in seven African countries), Kirk Kapital (a family Office), and the Presidential Advisory Board for the country, Mozambique, and former member of the board of the Danish Venture Capital & Private Equity Association.  He holds an M.sc from Aarhaus Business School and completed the Top Executive Management Program at DIEU.

Mr. Thuesen was selected to serve as a member of our Board because of his extensive business and finance experience. Subsequently, on March 24, 2013, Mr. Thuesen resigned as Chairman of the Board and as a Director.

Michael B. Hansen served as President and Chief Executive Officer of the Company since October 2009 and a director since September 20, 2010. Mr. Hansen originally founded the DubLi group of companies under our prior operating model in 2003 and established the current operating model in October 2008.  Mr. Hansen served as the President and Chief Executive Officer of the DubLi companies from inception in 2003 until the Merger in October 2009.  Mr. Hansen started his career in 1989 as a developer at the Danfoss A/S, a Denmark-based producer of components and solutions for refrigeration, air conditioning and heating.  In the early 1990’s, he worked at The LEGO Group as technical designer and was responsible for world development and designs.  From 1996 to 1999, Mr. Hansen was the owner of a chain of restaurants in Denmark. From 1999 to 2003, Mr. Hansen was a self-employed consultant to a number of companies in the financial and telecommunication industries, assisting these companies to build successful marketing organizations.  Mr. Hansen earned a degree in Mechanical Engineering from Teknisk Skole in Denmark in 1989. Mr. Hansen shares the same household as Ms. Betina Dupont Sorensen, and they have an adult child together.

Mr. Hansen was selected to serve as a member of our Board because of his diverse entrepreneurial experiences.

Lester Rosenkrantz has served as a member of our Board of Directors since April 8, 2011. He is a Wall Street veteran with decades of experience in all facets of the micro and mid-cap equity markets.  From February 2011 to March 2013, he has been President of Cameron Associates, Inc., a leading New York-based, independent investor relations firm.  During his career, he has been instrumental in financing many public and private companies. Prior to joining Cameron, Mr. Rosenkrantz spent 38 years in the investment banking and brokerage business, including a 17 year tenure as CEO of Rosenkrantz, Lyon & Ross, Incorporated, a NYSE-member firm.  As a banker, he garnered in-depth experience in representing companies and their management as they interacted with their Boards of Directors, investment bankers, syndicate managers, analysts, retail and institutional brokers, as well as attorneys and accountants. He is currently a member of the Board of Directors of Vellius, LLC, a privately-held specialty pharmaceutical company. Mr. Rosenkrantz graduated from Pennsylvania State University with a B.S. in Business Administration.

Mr. Rosenkrantz was selected to serve as a member of our Board because of his finance and investment banking experience.

David W. Sasnett has been a member of our Board of Directors and the Chairman of our Audit and Finance Committee since March 27, 2013. Mr. Sasnett has served as a director of Consolidated Water Co. Ltd., an international company listed on the NASDAQ Global Select Market, since December 2004 and the Executive Vice President and Chief Financial Officer of Consolidated Water Co. Ltd. since June 2006. Prior to joining Consolidated Water Co. Ltd., Mr. Sasnett served as the (i) Chief Financial Officer of VoIP, Inc., a publicly traded provider of communication services utilizing voice over internet protocol technology; (ii) the Vice President and Controller for MasTec, Inc., a specialty contractor and infrastructure provider traded on the New York Stock Exchange; and (iii) the Chief Financial Officer of Catalina Lighting, Inc., a manufacturer and distributor of residential lighting and other consumer products listed on the New York Stock Exchange. Mr. Sasnett’s prior experience also includes more than 12 years with the accounting, auditing and consulting firm of Deloitte & Touche, LLP.

Mr. Sasnett was selected to serve as a member of our Board because of his accounting, finance and public company experience.

Eric Nelson joined DubLi as a consultant in November 2012 and was subsequently appointed as Chief Financial Officer in February 2013 following an extensive career as a financial expert. Since 2008, he has been a partner with the Southern Florida practice of the SCA group, LLC., a premier solution provider for board advisory and consulting services for companies ranging from private/small businesses to billion-dollar public corporations. In 2011 and 2012, Mr. Nelson was the Acquisition Advisor for the Legacy Companies and from 2009 through 2012 served as turnaround specialist for Promise Healthcare and Success Healthcare. Earlier in his career, Mr. Nelson was CFO/Turnaround Specialist for public company QSGI and CEO/Restructuring Officer for Gibraltar Metals. In 2007, he was partner, turnaround professional to six portfolio companies and a member of the Board of Directors in private equity firm Sun Capital Partners. From 2000 to 2002, Mr. Nelson served as controller and from 2003 to 2006 as CFO for West Marine, a $750 million retail public company, where he was credited with securing four credit facilities; negotiating, purchasing and integrating several companies; implementing Sarbanes Oxley; increasing stock analyst count from three to ten; and leading profit improvement that resulted in record earnings. Before joining West Marine, Mr. Nelson served as CFO in manufacturer Dental Components, Inc., distributor Fluid-Air components and retail company Etcetera.

Mr. Nelson started his career with the May Department Stores, where he held several financial and operational positions. He specializes in operational and financial leadership, turnarounds, mergers & acquisitions, raising capital and CFO mentoring in public as well as private companies. Mr. Nelson earned a BS in accounting and economics from Portland State University and has taken advanced business training from UCLA’s Anderson School of Management, Wharton, Purdue, Northwestern and Loyola. Mr. Nelson is a certified Director in NASDAQ, a certified turnaround professional, a certified Mergers and Acquisitions Advisor and a certified Financial and Valuation Modeler.

Andreas Kusche has served as General Counsel of the Company since October 2009 and as a director of the Company from March 2010 to March 2011.  From September 2007 until the Merger in October 2009, Mr. Kusche serve as head of legal services of DubLi and our related predecessor Internet auction entities.  From September 2004 through August 2007, Mr. Kusche practiced law in Germany, both as a sole practitioner and, from January 2007 through May 2007, at the Härting law firm in Berlin, focusing primarily on tax law and media law.  Prior to joining the Company, Mr. Kusche launched the German film production service company “Screenart” in 2000 and served as the company’s Head of Financial & Legal Department until August 2004.  From 2001 to 2002, Mr. Kusche worked as a consultant to an international film fund.  Mr. Kusche studied at Humboldt University in Berlin, as well as at the University of Alicante in Spain obtaining his law degree in 2004 from Humboldt University.

Betina Dupont Sorenson has served as Chief Marketing Officer of the Company since 2005. Ms Sorenson is responsible for all distribution, marketing and communications functions for DubLi Network, and she also manages DubLi’s office in Dubai, UAE. Prior to 2005, Ms Sorensen was employed in a Danish marketing firm and spent two years with Modulex, a division of LEGO, in the accounting and logistics departments. As a seasoned business executive, she has owned her own restaurant and has managed accounting and human resources for several nightclubs in Denmark. Ms. Sorenson began her career in network marketing in the late 1990’s, and spent three years building large organizations and customer bases for two US multi-level marketing companies. She has a degree in Business Administration from Vejle Business College. She is fluent in Danish, English and German and conversational Spanish. Ms. Sorensen shares the same household as Mr. Michael Hansen, and they have an adult child together.

Mark Mroczkowski was an independent consultant providing business advisory, investment banking services and interim accounting and financial services to the Company from April 2008 until September 30, 2010. On September 30, 2010, he was appointed as the Company’s Chief Financial Officer.  From 2000 to April 2008, Mr. Mroczkowski was the Chief Operating Officer and Chief Financial Officer of Sequiam Corporation, Inc., an OTCBB quoted original equipment and design manufacturer of biometric software and hardware located in Orlando, Florida. From 1996 to 1999, Mr. Mroczkowski was the Chief Financial Officer of GeoStar Corporation, a natural resources developer based in Mt. Pleasant, Michigan.  From 1985 to 1996, Mr. Mroczkowski was the Managing Partner of Mroczkowski, Simmons & LaPlant, CPA’s of Tampa Florida. Mr. Mroczkowski began his career with a Big 4 accounting firm.  He holds a Bachelor of Science degree from the College of Business at Florida State University and is a Certified Public Accountant.

Mr. Mroczkowski resigned as Chief Financial Officer on February 1, 2013.

Board Leadership Structure and Risk Management

Mr. Hansen currently serves as our principal executive officer and Mr. Thuesen served as the Chairman of the Board of Directors until March 24, 2013 when he was replaced as Chairman by Mr. Moros. The Board does not have a policy as to whether the positions of Chairman and the principal executive officer should be held by the same or different person.  Our Board believes our current leadership structure is appropriate because it allocates authority, responsibility, and oversight between Management and the members of our Board. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to our principal executive officer, while enabling the Chairman to facilitate the Board’s oversight of Management, promote communication between Management and the Board, and support the Board’s consideration of key governance matters.

The Board is engaged in the oversight of risk through regular updates from Mr. Hansen, in his role as our CEO, and other members of our Management team, regarding those risks confronting us, the actions and strategies necessary to mitigate those risks and the status and effectiveness of those actions and strategies. The updates are provided at regularly scheduled Board of Directors and Committee meetings as well as through more frequent informal meetings that include the Chairman and members of our Board, our CEO, CFO and other members of our Management team. The Board provides insight into the issues, based on the experience of its members, and provides constructive challenges to Management’s assumptions and assertions.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended September 30, 2012, our officers, directors and significant stockholders have timely filed the appropriate form under Section 16(a) of the Exchange Act, except for (i) one late Form 4 reporting one transaction for Andreas Kusche, (ii) two late Forms 4 reporting an aggregate of two transactions for Michael Hansen, (iii) one late Form 3 for Joseph Saouma and, (iv) one late Form 3 and Form 4 for Tom Kjaer.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our employees, officers and directors. A copy of our Code of Ethics is publicly available on our website at www.dubli-inc.com/corporate-governance. On October 31, 2012, the Company amended our Code of Ethics and disclosed the event on Form 8-K filed on November 6, 2012.

Diversity Considerations in Identifying Director Nominees

We do not have a formal diversity policy or set of guidelines in selecting and appointing directors that comprise our Board of Directors. However, when making determinations regarding the size and composition of our Board members, our Board does consider each individual director’s qualifications, skills, business experience and capacity to serve as a director and the diversity of these attributes for the Board as a whole.

Audit Committee Financial Expert

Currently, David Sasnett, Lester Rosenkrantz and Blas Moros serve on our Audit and Finance Committee. The Board has determined that Messrs. Sasnett and Rosenkrantz qualified as an “audit committee financial expert,” as defined under the rules of the Securities and Exchange Commission. The Board has also determined that the members of the Audit and Finance Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee.

Executive Employment Agreements

In connection with the Merger, we assumed employment agreements between CG and its subsidiaries, for Messrs. Hansen and Kusche and Ms. Sorensen.

Michael Hansen

Effective October 1, 2009, Michael Hansen, our President and CEO, entered into an employment agreement with CG and its subsidiaries.   This employment agreement has an initial term of three years and is automatically renewable for an additional one-year term, unless terminated in accordance with the terms of the agreement.  The agreement provides for a monthly base salary of 15,000€ to be reviewed annually and a minimum annual bonus of 15% of the annual base salary.  Our Board may, in its sole discretion, increase Mr. Hansen’s base salary and award bonuses and equity awards to Mr. Hansen at any time.  The agreement also provides for a minimum automobile allowance in the amount of 1,500€ per month, insurance on any vehicle covered by the automobile allowance, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses.  Pursuant to the agreement, we are required to obtain and maintain a $2 million life insurance policy on Mr. Hansen, with $1 million payable on death to the Company and $1 million payable on the death to Mr. Hansen’s directed beneficiary. The agreement also contains non-disclosure, non-solicitation and non-compete restrictions.  The non-solicitation and non-compete restrictions survive for a period of eighteen months following the date of termination of employment with the Company.

On May 5, 2011, Mr. Hansen executed a waiver discharging the Company’s obligation to obtain and maintain a $2 million life insurance policy on Mr. Hansen. On May 14, 2011, the Company’s Board granted Mr. Hansen options to purchase up to 25 million shares of the Company’s Common Stock, at an exercise price of $0.15 per share.  Options exercisable for 5 million shares of Common Stock were vested on December 31, 2011, and vesting for the remaining options of 20 million shares were scheduled at the rate of 5 million shares per year for each of four successive years. Effective September 30, 2011, Mr. Hansen and the Company mutually cancelled the options for 23,041,767 shares granted under the original options for 25 million shares resulting in net options granted for 1,958,233 shares which vested on December 31, 2011.

Subsequently, on February 27, 2013, Mr. Hansen executed a new employment agreement with the Company for an initial term of five years, renewable for each successive one year period. Under the new employment agreement, Mr. Hansen will be paid a base annual salary of $420,000 and a severance of three months base salary upon termination. After one year’s employment, the severance shall increase to six months of base salary.

Andreas Kusche

Effective October 1, 2009, Mr. Kusche, our General Counsel, entered into an employment agreement with CG and its subsidiaries.  This agreement has an initial term of three years and is automatically renewable for an additional one-year term, unless terminated in accordance with the terms of the agreement. The agreement provides for a monthly base salary of EUR 7,500 to be reviewed annually and a minimum annual bonus of 15% of Mr. Kusche’s annual base salary.  Pursuant to the Agreement, Mr. Kusche is entitled to receive 150,000 shares of Common Stock on each of October 1, 2010 and October 1, 2011; however, effective September 30, 2010 Mr. Kusche waived his right to those shares. The agreement also provides for a minimum automobile allowance in the amount of 800€ per month, insurance on any vehicle covered by the automobile allowance, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses. The agreement also contained non-disclosure, non-solicitation and non-compete restrictions.  The non-solicitation and non-compete restrictions survive for a period of eighteen months following the date of termination of Mr. Kusche’s employment with the Company.

On September 30, 2010, the Company granted Mr. Kusche 4.4 million shares of the Company’s Common Stock, all of which had vested as of September 30, 2012.

Betina Dupont Sorensen

Effective October 1, 2009, Betina Dupont Sorensen, our Head of Marketing, entered into an employment agreement with CG and its subsidiaries.  This agreement has an initial term of three years and is automatically renewable for an additional one-year term, unless terminated in accordance with the terms of the agreement. The agreement provides for a monthly base salary of 7,500€ to be reviewed annually and a minimum annual bonus of 15% of Ms. Sorensen’s annual base salary. The agreement also provides for a minimum automobile allowance in the amount of 800€ per month, insurance on any vehicle covered by the automobile allowance, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses. The agreement also contained non-disclosure, non-solicitation and non-compete restrictions.  The non-solicitation and non-compete restrictions survive for a period of eighteen months following the date of termination of Ms. Sorensen’s employment with the Company.

On August 19, 2010, Company granted Ms. Sorensen 5 million shares of the Company’s Common Stock, all of which had vested as of September 30, 2012. Ms. Sorensen shares the same household as Mr. Hansen, and they have an adult child together.

Eric Nelson

Effective February 26, 2013, Eric Nelson was appointed as Chief Financial Officer and entered into an employment agreement with the Company for an initial term of five years, renewable automatically for an additional one-year term, unless terminated in accordance with the terms of the agreement. Mr. Nelson will be paid an annual base salary of $225,000 and was granted an option to purchase 7.5 million shares of the Company’s Common Stock at $0.12 per share. The option vested immediately as to 1.5 million shares and the balance will vest at 750,000 every six months beginning September 30, 2013. Effective February 26, 2013, Mr. Nelson and the Company mutually cancelled the options for 7.5 million shares granted under the employment agreement. The agreement also contained non-disclosure, non-solicitation and non-compete restrictions.  The non-solicitation and non-compete restrictions survive for a period of twelve months following the date of termination of Mr. Nelson’s employment with the Company.

Mark Mroczkowski

Effective September 30, 2010, Mark Mroczkowski was appointed as CFO and entered into an employment agreement with the Company which has an initial term of two years. Thereafter, the employment agreement shall renew annually for one year unless either party gives at least 60 days prior written notice.  Pursuant to the employment agreement, Mr. Mroczkowski is entitled to an annual base salary of $162,000 and such other compensation as is determined by the Company from time to time. Contemporaneous with Mr. Mroczkowski’s execution of the employment agreement, the Company granted him options to purchase up to 5 million shares of the Company’s Common Stock, at an exercise price of $.001 per share.  Options exercisable for 1 million shares of Common Stock vested at September 30, 2010 and the remaining options exercisable for 4 million shares are scheduled to vest at the rate of 500,000 shares per quarter, provided Mr. Mroczkowski continues to serve as the Company’s CFO. As of July 1, 2012, Mr. Mroczkowski's annual base salary was increased to $216,000. On October 15, 2012, the Company and Mr. Mroczkowski entered into an Amended and Restated Employment Agreement, which became effective on October 1, 2012. Pursuant to the amendment, Mr. Mroczkowski will serve as CFO of the Company through January 31, 2013 and will serve as an officer of the Company, other than CFO, from and after February 1, 2013. The amendment extended the current term, which would have expired on September 30, 2013, through January 31, 2014.

On February 1, 2013, Mr. Mroczkowski resigned his position from the Company.

Item 11. Executive Compensation

Summary Compensation Table

The table below sets forth, for the period indicated, the compensation paid or granted by the Company to the named executive officers during the last two completed fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (2)	Total

Michael B. Hansen *	2012	$245,137	$-	$-	-	$-	$4,542	$249,699
President & CEO (3)	2011	247,500	-	-	275,363	-	-	522,863
Mark Mroczkowski**	2012	175,500	-	-	-	-	-	175,500
CFO	2011	162,000	-	-	-	-	-	162,000
Andreas Kusche	2012	127,299	-	-	-	-	10,379	137,678
General Counsel (4)	2011	136,950	-	-	-	-	-	136,950
Betina Dupont Sorenson	2012	117,569	17,514	-	-	-	26,681	161,764
Chief Marketing Officer (5)	2011	136,950	-	-	-	-	-	136,950
Eric Nelson***	2012	-	-	-	-	-	-	-
CFO (6)	2011	-	-	-	-	-	-	-

*       Member of the Board of Directors

**    Mark Mroczkowski resigned as CFO on February 1, 2013

***  Eric Nelson was appointed CFO on February 26, 2013

(1)	Amount represents the aggregate grant date fair value presented in accordance with ASC Topic 718 “Compensation –Stock Compensation”. For a discussion on the assumptions made in the valuation of the amount recognized, see Note 14 Stock Based Compensation of the accompanying notes to the Company’s consolidated financial statements.
(2)	Other compensation consists of a mobile telephone allowance for Michael Hansen and automobile allowances for Andreas Kusche and Betina Sorensen Dupont.
(3)	For fiscal 2013 and 2014, the Company owes Mr. Hansen $672,600 for past due compensation.
(4)	For fiscal 2013 and 2014, the Company owes Mr. Kusche $125,000 for past due compensation.
(5)	For fiscal 2013 and 2014, the Company owes Ms. Sorenson $285,000 for past due compensation.
(6)	For fiscal 2013 and 2014, the Company owes Mr. Nelson $136,342 for past due compensation.

Grants of Plan-Based Awards

The following summarizes plan-based awards granted to the Company’s named executive officers outstanding at September 30, 2012:

Number of
Securities
Underlying
Unexercised
		Options	Option	Option
Awards	Grant	Exercisable	Exercise	Expiration
Name	Date	#	Price	Date
(a)	(b)	(c)	(d)	(f)

Michael Hansen Chief Executive Officer	5 /14/2011	1,958,233	$0.15	5 /14/2021

Option Exercised and Stock Vested

The following table shows all stock options exercised and the value realized upon exercise, and all other equity awards vested and the value realized upon vesting, by our Named Executive Officers during fiscal 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Vesting	Number of Shares Acquired on Vesting	Total Value Realized on Vesting
Andreas Kusche	-	$-	2,000,000	$440,000
Betina Dupont Sorensen	-	-	2,000,000	440,000
Mark Mroczkowski	2,000,000	440,000	-	-

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

Our employment agreement with  Mark Mroczkowski provides  that upon  termination of his employment by the Company, other than for cause, or disability, or by  the employee  for good reason,  he  will  be entitled to receive any unpaid salary, bonus and unreimbursed expenses  plus  a severance payment equal to this monthly  base salary (as then in effect) and payment of his bonus (as then in effect) for a period of 6 months following termination.  Upon a “change in control” (as defined in the Company’s 2010 Omnibus Equity Compensation Plan) of the Company, all of his options shall automatically vest and be immediately exercisable.

Upon a “change in control,” the value of all outstanding stock option, stock rights, restricted stock, deferred stock, performance shares, stock awards and other stock-based awards, in each case to the extent vested, shall, unless otherwise determined by the Board or Compensation Committee of the Board, if one is formed, in its sole discretion at or after grant but prior to any Change in Control, be cashed out on the basis of the “Change in Control Price.”  The “Change in Control Price” is the highest price per share of Common Stock paid in any sale reported on a national exchange or quoted on NASDAQ or the Bulletin Board, or paid or offered in any bona fide transaction related to a potential or actual Change in Control of the Company at any time during the 60 day period immediately preceding the occurrence of the Change in Control.

See “Item 10. Directors, Executive Officers, and Corporate Governance -Executive Employment Agreements” of this Annual Report on Form 10-K for a more complete discussion of our employment agreements with our executive officers.

Compensation of Directors

The following table shows the compensation paid to directors during fiscal year 2012:

			Option
Director*	Fees Earned or Paid in Cash	Stock Awards	Awards **	Total
Niels Burtenshaw Thuesen (1)	$30,000	$-	$75,000	$105,000
Blas Garcia Moros (2)	18,000	150,000	-	168,000
Lester Rosenkrantz (2)	18,000	150,000	-	168,000
David Sasnett	-	-	-	-

*     Michael Hansen receives no additional compensation for serving as a director, for serving on committees of the Board or for special assignments.

**  Option award figures include the value of Common Stock option awards at grant date as calculated under FASB Topic ASC 718.

(1)	Niels Burtenshaw Thuesen received a non-qualified option to purchase 3 million shares of Common Stock at $0.001, of which option for 2 million shares vests immediately and the remaining 1 million shares vests ratably each quarter over 2 years. In addition, he receives a monthly cash payment of $5,000.
(2)	Blas Garcia Moros and Lester Rosenkrantz each received a grant of 2 million shares of Common Stock at $0.001, which vest ratably each quarter over 2 years. In addition, they each receive a monthly cash payment of $3,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth additional information as of September 30, 2012 concerning shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plan.  The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)
Equity compensation plans not approved by security holders	15,435,970	$0.22	5,588,647

2010 Omnibus Equity Compensation Plan

The 2010 Omnibus Equity Compensation Plan (the “Plan”) was approved on September 30, 2010 by Michael Hansen, who was the Company’s majority stockholder at the time. A proxy statement or an information statement has not yet been submitted to all of the Company’s stockholders for approval.  The Plan is designed for the benefit of the directors, executives, employees and certain consultants and advisers of the Company, (i) to attract and retain for the Company personnel of exceptional ability; (ii) to motivate such personnel through added incentives to make a maximum contribution to greater profitability; (iii) to develop and maintain a highly competent management team; and (iv) to be competitive with other companies with respect to executive compensation.    Awards under the Plan may be made to participants in the form of (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. A total of 50 million shares of Common Stock have been reserved for issuance under the Plan. Of this amount, as of September 30, 2012, 15,435,970 options have been granted and 6,386,694 of those are fully vested and 9,049,276 remain unvested.

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth the beneficial ownership of the shares of Common Stock as of August 11, 2014 for each of our greater than 5% shareholders, directors, named executive officers and by all of our directors and executive officers as a group.  For purposes of this table, beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, which rule focuses on the power to vote shares or make investment decisions with respect to such shares, potentially irrespective of any pecuniary interest in such shares.

The information as to the securities beneficially owned are based upon the following:

●	a Schedule 13D filed by Zen Holding Group Limited, Messrs. Hansen and Saouma on June 24, 2010; and
●	all Form 3 and Form 4 filings of Mark Mroczkowski, Betina Dupont Sorensen, Andreas Kusche, Niels Thuesen, Lester Rosenkrantz, Blas Moros, Kent L Holmstoel, Zen Holding, Joseph Saouma and Michael Hansen since May 24, 2010.

Percentage ownership of outstanding common shares is based on 428,575,334 shares of Common Stock outstanding as of August 11, 2014 adjusted for vesting of stock options and stock awards.

		Amount and Nature of	Percentage of
		Beneficial Ownership	Class Owned
Name of Beneficial Owner		(1)	(%)
Common Stock:

Michel B. Hansen	(2)	69,778,537	16.2
Andreas Kusche	(3)	5,116,834	1.2
Betina Dupont Sorensen	(4)	5,000,000	1.2
Mark Mroczkowski	(5)	3,897,150	0.9
Niels Thuesen	(6)	-	-
Lester Rosenkrantz	(7)	2,000,000	0.5
Blas Moros	(8)	2,000,000	0.5
Officers & Directors as a group (7 persons)		87,792,521	20.5
Joseph Saouma		63,833,409	14.8
Tom Kjaer		70,788,552	16.4
Total Affiliates		222,414,482	51.7

Preferred Stock:
Michel B. Hansen	(9)	185,000	100.0

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of options and warrants and upon conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days from the date hereof have been exercised or converted.

(2)	Mr. Hansen disclaims a pecuniary interest in shares of Common Stock held by Ms. Sorensen or their adult child. As a member of Ms. Sorensen’s household, Mr. Hansen may be deemed to have a pecuniary interest in any shares held by Ms. Sorensen or their adult child. Mr. Hansen’s address is The Palm Jumeirah, P.O. Box 283612, Dubai, U.A.E.

(3)	Mr. Kusche’s address is P.O. Box 888210 Dubai, U.A.E.

(4)	Ms. Sorensen disclaims a pecuniary interest in any other shares of Common Stock, including those shares of Common Stock held by Mr. Hansen and their adult child. As a member of Mr. Hansen’s household, Ms. Sorensen may be deemed to have a pecuniary interest in any shares held by Mr. Hansen or their adult children. Ms. Sorensen’s address is The Palm Jumeirah, P.O. Box 283612, Dubai, U.A.E.

(5)	Mr. Mroczkowski’s address is 8157 Saint Andrews Circle, Orlando, FL 32835.

(6)	Includes options to purchase 2,875,000 shares of Common Stock exercisable as of March 31, 2013. Mr. Thuesen’s address is Hammersholt byvey 40, 3400 Hilleroed, Denmark.

(7)	Includes 2,000,000 shares of restricted Common Stock held directly by Mr. Rosenkrantz. Mr. Rosenkrantz’ address is 1801 South Flagler Drive, Apt. 1703, West Palm Beach, FL 33401.

(8)	Includes 2,000,000 shares of restricted Common Stock held directly by Mr. Moros. Mr. Moros’ address is 8775 Twin Lake Drive, Boca Raton, FL 33496.

(9)	Includes 185,000 shares of “Super Voting Preferred Stock” entitled to 2,000 votes per share. The Preferred stock is convertible into one share of Common Stock upon the earlier of a “Change in Control Transaction” approved by the shareholders of the Company or a transfer of any such preferred share or August 17, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

Other than the employment agreements, compensation paid to our directors, the transactions set forth below are the only transactions with related parties between October 1, 2011 and September 30, 2012. For a discussion of our employment agreements and compensation paid to our directors, see “Item 11. Executive Compensation.”

Transactions with Officers and Directors

On August 16, 2012, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Michael B. Hansen, the Company's President and Chief Executive Officer for the sale of 185,000 shares of “Super Voting Preferred Stock” (as defined below) for $0.38 per share, which was the closing price of the Company's Common Stock, par value $0.001 per share (“Common Stock”) as reported on the Over-the-Counter Markets (OTCQB) on the date prior to the date the Board approved the Certificate of Designation and the Purchase Agreement.

On August 20, 2012, the Company filed an amendment to the Company's Articles of Incorporation, as amended (the “Articles of Incorporation”), in the form of a Certificate of Designation that authorized for issuance of up to 300,000 shares of a new series of preferred stock, par value $0.01 per share, of the Company designated “Super Voting Preferred Stock” and established the rights, preferences and limitations thereof. The Board authorized the Super Voting Preferred Stock pursuant to the authority given to the Board under the Articles of Incorporation, which authorizes the issuance of up to 25,000,000 shares of preferred stock, par value $0.01 per share, and authorizes the Board, by resolution, to establish any or all of the unissued shares of preferred stock, not then allocated to any series into one or more series and to fix and determine the designation of each such shares, the number of shares which shall constitute such series and certain preferences, limitations and relative rights of the shares of each series so established.

Mr. Hansen is entitled 2,000 votes per share of Super Voting Preferred Stock held at the record date for the determination of shareholders entitled to vote at each meeting of shareholders of the Company or action by written consent in lieu of meetings with respect to any and all matters presented to the shareholders of the Company. Mr. Hansen will vote shares of Super Voting Preferred Stock together with the holders of Common Stock, as a single class, except (i) as provided by Nevada Statutes and (ii) with regard to the amendment, alteration or repeal of the preferences, rights, powers or other terms of the Super Voting Preferred Stock, as to which Mr. Hansen will vote the shares of Super Voting Preferred Stock as a separate class.

Until the Super Voting Preferred Stock is converted into Common Stock, Mr. Hansen is not entitled to receive any dividends declared by the Company on his shares of Super Voting Preferred Stock. Each share of the Super Voting Preferred Stock will participate pari passu with the Common Stock of the Company in the proceeds available to the Company's shareholders upon the liquidation, dissolution, or winding up of the Company.

Upon the earlier of (i) the consummation of a “Change in Control Transaction” (as defined below) approved by the shareholders of the Company and (ii) August 17, 2017, each share of Super Voting Preferred Stock then outstanding will automatically be converted into one share of Common Stock. In the event the shares of Super Voting Preferred Stock are converted into Common Stock upon the consummation of such Change in Control Transaction, such conversion will be deemed to have occurred immediately prior to the consummation of such Change in Control Transaction. “Change in Control Transaction” means the occurrence of either of the following events, if such event has not been approved by the then majority of the Board of the Company: (a) the sale, encumbrance or disposition by the Company of all or substantially all of the Company's assets; or (b) the merger or consolidation of the Company with or into any other corporation or entity, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity or its sole parent entity outstanding immediately after such merger or consolidation.

Each share of Super Voting Preferred Stock will automatically convert into one share of Common Stock upon a “Transfer” of such share, where “Transfer” means any sale, assignment, transfer, conveyance, hypothecation or other transfer or disposition of such share or any legal or beneficial interest in such share, whether or not for value and whether voluntary or involuntary or by operation of law. Subject to certain exceptions, a “Transfer” also includes a transfer of a share of Super Voting Preferred Stock to a broker or other nominee, or the transfer of, or entering into a binding agreement with respect to, voting control over a share of Super Voting Preferred Stock by proxy or otherwise.

Transactions with Affiliates

The Company acquired a land parcel consisting 15 lots in the Cayman Islands in March 2010. As of September 30, 2011, the land value of $3,203,847 included the contract price of $3,000,000 plus a landfill adjusted cost of $562,500 less a valuation allowance of $358,653 that was based upon a November 2010 valuation report by an independent appraiser. Based upon a subsequent evaluation performed by Management, an impairment charge of $2.1 million was recorded to reflect a change in the estimated fair value of the Cayman Islands land parcel as of September 30, 2012. The investment in the 15 lots of real estate in the Cayman Islands is intended to provide incentive rewards to the best-performing DubLi Business Associates upon attaining certain performance objectives.

The Company acquired two mixed-use parcels of vacant land in Dubai Industrial City, one of the largest planned projects in Dubai which is located next to the new Al Maktoum Airport and the Jebel Ali Free Zone, United Arab Emirates. The land was acquired on August 14, 2012 (the “Closing Date”) from Tom Kjaer, a substantial shareholder of the Company through the issuance of 29,152,620 shares (the "Transaction Shares") of the Company's Common Stock. The number of Transaction Shares was determined based upon a valuation of the Dubai land (the “First Dubai Valuation”) that was performed by an independent valuation firm, and an agreed upon price of $0.20 per share of the Company’s Common Stock, which represented a 20% discount from the market price of $0.25 on May 10, 2012, the date when the Company's Board approved the transaction (the “Exchange Measurement Date”). Based upon the First Dubai Valuation, the land was estimated to have a market value on the Exchange Measurement Date of $5.8 million.

The land was purchased for investment purposes and the Company had no plans to develop the property. As part of the land purchase agreement, the Company had the option to sell the land back to Mr. Kjaer (the “Sell Back Option”) for the original purchase price payable in cash, for a period beginning on January 1, 2013 and ending May 9, 2014. Mr. Kjaer also had the Right of First Refusal on any proposed sale of the land to a third party by the Company (the “Right of First Refusal”) payable in cash.

Prior to the Dubai land acquisition, Mr. Kjaer beneficially owned 41,635,930 shares of the Company's Common Stock. After the Closing Date, Mr. Kjaer directly or beneficially owned 17.35% of the Company's outstanding Common Stock.

In December 2013, the Company elected to exercise the Sell Back Option, upon which it was determined that Mr. Kjaer refused to repurchase the land pursuant to the Sell Back Option and also waived his Right of First Refusal. The matters were confirmed in writing to Mr. Kjaer in January 2014.

In anticipation of the sale of the Dubai land, which the Company needed in order to fund operations, the Company obtained an appraisal as of December 20, 2013 from another independent valuation firm (the “Second Dubai Valuation”). The Second Dubai Valuation indicated a fair value of the land totaling approximately $3.5 million. On December 27, 2013, the Company entered into two separate property sale agreements with unaffiliated third parties for two parcels of land for a total cash consideration of approximately $2.0 million. The sale of the first parcel closed on March 12, 2014 while the sale of the second parcel was cancelled due to a change in the closing conditions imposed by the local governmental recording authorities.

Based upon the above factors, Management initially concluded that the decline in value of the Dubai land was an impairment that should be reflected in the Company’s consolidated financial statements as of September 30, 2013, and this matter was reported by the Company on our Form 8-K filed on April 28, 2014. After additional review, however, the Company determined that the First Dubai Valuation did not properly reflect the estimated fair value, and should not have been relied upon in order to value the transaction on the Exchange Measurement Date. Management concluded that the First Dubai Valuation overlooked market factors which were already evident on the Exchange Measurement Date, including the volatility of the real estate market and declining price trends at the time. Specifically, the First Dubai Valuation overlooked wide fluctuations in observed pricing, relied upon comparable sales data that was already more than a year old, and established a value for the land that was at the top of the observable price range, even though it was evident that real estate prices were still trending downward at the time the First Dubai Valuation was prepared. As a result, after the balance sheet date but before issuance of the September 30, 2012 consolidated financial statements, the Company determined that the Dubai land acquisition should have been valued based upon the lower end of the range of prices that were observed on the Exchange Measurement Date, and not the higher end of US$40.83 per sq ft., and accordingly adjusted the value as of the Exchange Measurement Date to $3,546,649.

Director Independence

Our Board of Directors comprises our CEO who is employed by the Company and three directors who are not employed by the Company.  The Board has determined that Messrs. Moros, Rosenkrantz and Thuesen (who resigned on March 24, 2013 and was replaced by Mr. Sassnet) are “independent directors” within the meaning of The NASDAQ Stock Market LLC corporate governance rules and the regulations under the Securities Exchange Act of 1934, including such rules as are applicable to audit committees.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

On September 26, 2011, the Audit and Finance Committee appointed Cherry, Bekaert & Holland, L.L.P. (“Cherry Bekaert”) to serve as the Company’s independent registered public accounting firm beginning with the audit of the September 30, 2011 year-end consolidated financial statements included herein. On April 7, 2014, Cherry Bekaert gave verbal notice to the Company that they will not stand for re-appointment to be the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2013. As of the completion of the audit of the consolidated financial statements for the year ended September 30, 2012, Cherry Bekaert’s engagement ceased, and it has not and will not perform any services for the Company with respect to any fiscal period after September 30, 2012.

Fees of the Independent Registered Public Accounting Firm

The following table shows the aggregate fees billed to the Company by our independent registered public accounting firm for services rendered during the fiscal years ended September 30, 2012 and 2011.

	2012	2011

Audit fees (1)	$240,000	$190,000
Tax fees	-	-
All other fees	-	-
Total fees	$240,000	$190,000

(1)	Includes fees associated with the fiscal year audit, reviews of the Company’s quarterly reports on Form 10-Q, and other securities filings.

Our Audit and Finance Committee of the Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to the Consolidated Financial Statements

(b)	Exhibits
The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference therein

EXHIBIT INDEX

Item No	Exhibit Description
2.1	Agreement for Share Exchange dated as of February 3, 2003, by and among Clamshell Enterprises, Inc. and Shutterport, Inc (incorporated by reference to Exhibit 2.2 included in our Current Report on Form 8-K filed on March 4, 2003).
2.2	Agreement and Plan of Merger dated August 10, 2009 among DubLi, Inc., DubLi Merger Sub, and CG Holdings Ltd. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on August 14, 2009).
2.3	Amended and Restated Plan of Merger (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on September 30, 2009.
3.1	Articles of Incorporation dated June 4, 1999 (incorporated by reference to Exhibit 3.1(a) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.2	Certificate of Amendment to Articles of Incorporation dated February 14, 2001 (incorporated by reference to Exhibit 3.1(b) included in our Registration Statement on Form 10-SB filed on May 6, 2001).
3.3	Article of Amendment to Articles of Incorporation dated May 22, 2003 (incorporated by reference to Exhibit 3.1 included in our Information Statement on Schedule 14C filed on April 22, 2003).
3.4	Certificate of Designation filed October 16, 2009 (incorporated by reference to Exhibit 3.3 included in our Current Report on Form 8-K filed on October 23, 2009).
3.5	Amendment to Certificate of Designation dated December 30, 2009 (incorporated by reference to Exhibit 4.1 included in our Current Report on Form 8-K filed on December 30, 2009).
3.6	Certificate of Amendment to Certificate of Designation dated May 24, 2010 (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-Q filed on May 24, 2010).
3.7	Certificate of Designation filed August 20, 2012 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on August 21, 2012).
3.8	Certificate of Amendment to Articles of Incorporation dated September 25, 2012 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on September 27, 2012).
3.9	Bylaws (incorporated by reference to Exhibit 3(ii) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.10	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 included in our Current Report on Form 8-K filed on October 23, 2009).

4.1	2010 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.2 included in our Registration Statement on Form S-8 filed on September 30, 2010).
10.1	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Michael B. Hansen (incorporated by reference to Exhibit 10.6 included in our Current Report on Form 8-K filed on October 23, 2009). †
10.2	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Andreas Kusche (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on October 23, 2009). †
10.3	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Betina Dupont Sørensen (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on October 23, 2009). †
10.4	Employment Agreement dated as of September 30, 2010, between DubLi, Inc. and Mark Mroczkowski (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on September 30, 2010). †
10.5	Non-Qualified Stock Option Agreement dated as of September 30, 2010, between DubLi, Inc. and Mark Mroczkowski (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on September 30, 2010). †
10.6	Employment Agreement dated as of June 7, 2011, between DubLi, Inc. and Alessandro Annoscia (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on June 9, 2011). †
10.7	Non-Qualified Stock Option Agreement dated as of September 30, 2010, between DubLi, Inc. and Alessandro Annoscia (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on June 9, 2011). †
10.8	Restricted Stock Award Agreement dated as of September 30, 2010, between DubLi, Inc. and Betina Dupont Sorensen (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on September 30, 2010).
10.9	Restricted Stock Award Agreement dated as of September 30, 2010, between DubLi, Inc. and Andreas Kusche (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on September 30, 2010).
10.10	Unsecured Promissory Note dated August 23, 2010, of the Company to Mr. Michael Hansen (incorporated by reference to Exhibit 10.1 included in our Quarterly Report on Form 10-Q filed on September 3, 2010).
10.11	Agreement between the Company and Zen Holding Group Limited dated May 24, 2010 (incorporated by reference to Exhibit 10.1 included in our Quarterly Report on Form 10-Q filed on May 24, 2010).
10.12	Office Lease dated as of December 01, 2009 by and between 485 Properties, LLC and the Company. *
10.13	Software Purchase Agreement dated October 29, 2009 between MSC, Inc. and Lenox Resources LLC (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on November 3, 2009).
10.14	Share Transfer Agreement dated as of February 25, 2011 DubLi, Inc., Michael Hansen and DUBLICOM, LLC (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on March 2, 2011).
10.15	Trust Agreement dated as of February 25, 2011 between DubLi, Inc. and Batista Guerra y Asociados (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on March 2, 2011).
10.16	$5 million Promissory Grid Note between DubLi, Inc., and Michael Hansen., together with Guaranty and Security Agreement between DubLi Properties, LLC and Michael Hansen all dated March 25, 2011 (incorporated by reference to Exhibit 10.15 included in our Annual Report on Form 10-K filed on March 30, 2011).
10.17	Letter of Intent between DubLi, Inc. and Dubli Network LLC dated July 7, 2009. *
10.18	Intercompany Loan Agreement dated January 1, 2010 between DubLi, Inc. and DubLi Network Limited. *
10.19	Promissory Note dated August 23, 2010 in the amount of $399,356.00 between Michael Hansen and DubLi, Inc. *
10.20	Agreement of Purchase and Sale dated November 27, 2009 between Crown Acquisitions Worldwide LTD and DubLi Properties LLC. *
10.21	Letter Agreement dated December 2, 2009 between Michael Hansen and Crown Acquisitions Worldwide LTD. *
10.22	Voting Agreement dated as of March 3, 2009 between Michael Hansen and Michel Saouma. *
10.23	Employment Agreement, dated effective as of November 30, 2011, between MediaNet Group Technologies, Inc. and Charles Arizmendi (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on February 21, 2012). †
10.24	Non-Qualified Stock Option Agreement dated as of November 30, 2011, between MediaNet Group Technologies, Inc. and Charles Arizmendi (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on February 21, 2012). †
10.25	Loan Agreement with Michael Hansen dated December 22, 2011. (incorporated by reference to Exhibit 10.1 included in our Quarterly Report on Form 10-Q filed on March 13, 2012).

10.26	Individual Stock Sale Plan dated March 16, 2012, between Merrimac Corporate Securities, Inc. and Mark Mroczkowski (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on March 16, 2012).
10.27	Declaratory Judgment in Favor of MediaNet Group Technologies, Inc. and Against National Merchant Center, Inc. and First Data Merchant Services Corporation on Media Net's Declaratory Judgment Claim for Immediate Return of Reserve Funds (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 2, 2012).
10.28	Amendment to Trust Agreement dated as of March 29, 2012 between MediaNet Group Technologies, Inc. Batista Guerra Y Asociados (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on July 11, 2012).
10.29	Separation Agreement, dated effective as of July 12, 2011, between MediaNet Group Technologies, Inc. and Charles Arizmendi (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on July 16, 2012). †
10.30	Agreement for Purchase and Sale, dated as of May 10, 2012, between Tom Kjaer and Crown Group Investments Limited (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on August 17, 2012).
10.31	Compensation Agreement, dated as of August 14, 2012, between Tom Kjaer and the Company (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 17, 2012).
10.32	General Power of Attorney for Christian Ellentoft (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on August 17, 2012).
10.33	General Power of Attorney for Anita Spring Levison (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on August 17, 2012).
10.34	Purchase Agreement dated August 16, 2012 between the Company and Michael B. Hansen (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on August 21, 2012).
10.35	Amended and Restated Employment Agreement entered into on October 15, 2012, between DubLi, Inc. and Mark J. Mroczkowski (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on October 19, 2012). †
10.36	Employment Agreement, dated as of February 26, 2013, between DubLi, Inc. and Eric Nelson (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on February 28, 2013). †
10.37	Non-Qualified Stock Option Agreement dated as of February 26, 2013, between DubLi, Inc. and Eric Nelson. (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on February 28, 2013). †
10.38	Amended and Restated Agreement for the Sale of Assets, Assumption of Liabilities and Obligations and Licensing of Certain Rights dated as of January 3, 2013 between DubLi, Inc. and Agaani Music, JLT. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on January 7, 2013).
10.39	Rescission Agreement and Mutual Release dated as of January 23, 2013 between DubLi, Inc. and Agaani Music, JLT. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on January 23, 2013).
10.40	Employment Agreement, dated as of February 27, 2013, between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 1.01 included in our Current Report on Form 8-K filed on March 5, 2013). †
10.41	Restricted Stock Award Agreement for Executive Officers dated as of February 27, 2013, between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on March 5, 2013). †
10.42	Compensation Waiver Agreement dated as of February 27, 2013, between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on March 5, 2013). †
10.43	Loan Agreement dated April 23, 2013 between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 23, 2013).
10.44	Purchase Agreement dated June 19, 2013 among DubLi, Inc. and Michael Hansen, Andreas Kusche, Eric Nelson, Thomas Sikora and Rick Daglio. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on June 21, 2013).

10.45	Notice of Non-Renewal of Amended and Restated Employment Agreement between Mark Mroczkowski and DubLi, Inc. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on October 17, 2013). †
10.46	Amendment to the Purchase Agreement (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on November 21, 2013).
10.47	Land Parcel Sale Agreement, dated as of December 27, 2013, between Crown Group Investments Limited and Elite Star Engineering Limited (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 28, 2014).
10.48	Amendment to Land Parcel Sale Agreement, dated February 16, 2014 (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on April 28, 2014).
10.49	Amendment to Land Parcel Sale Agreement, dated February 26, 2014 (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on April 28, 2014).
10.50	Second Land Parcel Sale Agreement, dated as of December 27, 2013, between Crown Group Investments Limited and Mr. Varun Sudhir Marodia (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on April 28, 2014).
10.51	Loan Agreement dated May 6, 2014 between DubLi, Inc. and Sleiman Chamoun. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on May 9, 2014).
10.52	Promissory Note dated August 11, 2014 between DubLi, Inc. and Michael Hansen.
14	Code of Business Conduct and Ethics dated January 2, 2004 (incorporated by reference to Exhibit 14.1 included in our Current Report on Form 8-K filed on November 6, 2012).
21.1	Subsidiaries. *
23.1	Consent of Independent Registered Public Accounting Firm. *
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended. *
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
†	Indicates management contract or compensatory plan.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

DubLi, Inc.

Ft Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of DubLi, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DubLi, Inc. as of September 30, 2012 and 2011 and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses since its inception, and is reliant upon its President and Chief Executive Officer, Michael Hansen, in order to meet its financial obligations. On August 11, 2014, Mr. Hansen executed a revolving loan commitment to fund the Company up to $3 million through December 2015.

As discussed in Note 2 to the consolidated financial statements, certain errors in the presentation of revenue and direct cost of revenue from the sales of electronic gift cards for the year ended September 30, 2011 were identified in the current year. Accordingly, the 2011 consolidated financial statements have been restated and the revenue and direct cost of revenue have been restated in order to correct the errors.

/s/ CHERRY, BEKAERT LLP

Coral Gables, Florida

August 26, 2014

DubLi, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2012	2011

ASSETS
Current assets
Cash and cash equivalents	$8,588,461	$1,503,234
Restricted cash	5,679,343	448,161
Accounts receivable	190,421	253,095
Inventory	—	168,846
Prepaid customer acquisition costs	1,974,341	6,958,894
Other receivables and prepaid expenses	451,096	2,060,468
Total current assets	16,883,662	11,392,698
Funds withheld by merchant services provider	—	1,864,293
Property and equipment, net	5,437,587	3,411,266
Other assets	95,477	74,651
TOTAL ASSETS	$22,416,726	$16,742,908
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Accounts payable	$1,291,282	$1,308,387
Commissions payable	12,763,350	1,128,355
Customer deposits	2,828,174	342,153
Other payables and accrued liabilities	1,021,559	547,771
Deferred revenue:
Unused DubLi Credits	13,121,844	13,155,511
Unearned subscription fees, advertising and others	10,006,281	674,878
TOTAL LIABILITIES	41,032,490	17,157,055
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock	1,850	—
25 million shares authorized, $0.01 par value, 185,000 (2012) and 0 (2011) shares outstanding
Common stock	408,513	359,802
500 million shares authorized, $0.001 par value, 408.5 million (2012) and 359.8 million (2011) shares outstanding
Additional paid-in-capital	20,970,205	11,953,103
Accumulated other comprehensive income (loss)	76,386	(85,923)
Accumulated deficit	(40,072,718)	(12,641,129)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(18,615,764)	(414,147)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$22,416,726	$16,742,908

See accompanying notes to consolidated financial statements

DubLi, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended September 30,
	2012	2011
		(Restated)
Revenue	$17,910,233	$15,610,936
Direct cost of revenue	29,358,843	7,614,584
Gross profit (loss)	(11,448,610)	7,996,352
Selling, general and administrative expense	13,871,668	11,767,026
Land impairment charge	2,063,599	367,292
Loss from operations	(27,383,877)	(4,137,966)
Interest expense	3,679	19,068
Loss before income taxes	(27,387,556)	(4,157,034)
Income taxes	44,033	-
Net loss	(27,431,589)	(4,157,034)
Foreign currency translation adjustment	162,309	400,922
Comprehensive loss	$(27,269,280)	$(3,756,112)
Net loss per common share Basic and diluted	$(0.07)	$(0.01)
Weighted average shares outstanding Basic and diluted	368,790,874	291,220,047

See accompanying notes to consolidated financial statements

DubLi, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional	Accumulated other		Total
	Shares outstanding	Par value	Shares outstanding	Par value	Paid-in Capital	comprehensive income	Accumulated deficit	equity (deficit)
Balance, September 30,
2010 (Restated)	-	$-	244,200,626	$244,201	$2,559,483	$(486,845)	$(8,484,095)	$(6,167,256)
Common shares issued as compensation	-	-	5,000,000	5,000	919,402	-	-	924,402
Stock based compensation	-	-	-	-	1,258,574	-	-	1,258,574
Common shares issued for services	-	-	8,865,346	8,865	2,489,422	-	-	2,498,287
Two step transfer to Trust	-	-	63,393,933	63,394	(63,394)	-	-	-
Options exercised	-	-	3,000,000	3,000	-	-	-	3,000
Private placement	-	-	35,342,152	35,342	4,789,616	-	-	4,824,958
Foreign currency translation adjustment	-	-	-	-	-	400,922	-	400,922
Net loss	-	-	-	-	-	-	(4,157,034)	(4,157,034)

Balance, September 30, 2011	-	-	359,802,057	$359,802	$11,953,103	$(85,923)	$(12,641,129)	$(414,147)
Common shares issued as compensation	-	-	6,000,000	6,000	1,174,000	-	-	1,180,000
Stock based compensation	-	-	-	-	1,330,958	-	-	1,330,958
Common shares issued for services	-	-	700,037	700	162,422	-	-	163,122
Options exercised	-	-	2,510,000	2,510	55,620	-	-	58,130
Private placement	-	-	10,348,491	10,348	2,832,377	-	-	2,842,725
Common shares issued for purchase of land	-	-	29,152,620	29,153	3,372,925	-	-	3,402,078
Super voting preferred shares issued for cash	185,000	1,850	-	-	88,800	-	-	90,650
Foreign currency translation adjustment	-	-	-	-	-	162,309	-	162,309
Net loss	-	-	-	-	-	-	(27,431,589)	(27,431,589)
Balance, September 30, 2012	185,000	$1,850	408,513,205	$408,513	$20,970,205	$76,386	$(40,072,718)	$(18,615,764)

See accompanying notes to consolidated financial statements

DubLi, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended September 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(27,431,589)	$(4,157,034)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	100,044	868,045
Land impairment charge	2,063,599	367,292
Restricted cash (recovery) impairment	(286,051)	179,393
Prepaid customer acquisition costs impairment	3,543,718	-
Option agreement written off	-	250,000
Software written off	-	721,656
Stock based compensation	2,622,069	2,619,811
Preferred stock control premium	20,350	-
Promotional DubLi Credits	203,233	128,010
Changes in operating assets and liabilities:
Restricted cash	(3,227,411)	(95,650)
Accounts receivable	120,019	(201,023)
Inventory	161,113	219,353
Prepaid customer acquisition costs	1,107,991	2,869,126
Other receivables and prepaid expenses	1,569,300	76,135
Accounts payable	571,255	143,310
Commissions payable	11,574,830	(372,398)
Customer deposits	2,521,942	279,347
Other payables and accrued liabilities	348,667	293,258
Deferred revenue	10,096,755	(6,749,472)
Net cash provided by (used in) operations	5,679,834	(2,560,841)
Investing activities:
Purchase of equipment and software	(723,078)	(146,563)
Proceeds from sale of equipment and software	2,642	71,668
Purchase of land	(407,790)	(480,863)
Other assets	(20,825)	(2,447)
Restricted cash	-	187,954
Net cash used in investing activities	(1,149,051)	(370,251)
Financing activities:
Proceeds from note payable – related party	-	1,026,014
Repayments of note payable – related party	(222,186)	(1,925,662)
Proceeds from options exercised	58,130	-
Proceeds from stock subscriptions	2,842,725	4,824,958
Net cash provided by financing activities	2,678,669	3,925,310
Effect of exchange rate changes on cash	(124,225)	21,845
Net change in cash and cash equivalents	7,085,227	1,016,063
Cash and cash equivalents, beginning of year	1,503,234	487,171

Cash and cash equivalents, end of year	$8,588,461	$1,503,234
Supplemental cash flow information:
Cash paid for interest	$3,679	$19,068
Cash paid for income taxes	31,685	-
Non-cash transactions:
Super voting Preferred stock issued	70,300	-
Common stock issued for purchase of land	3,402,078	-
Common stock issued for future consulting services	-	1,936,305
Two step Common stock transfer	-	63,394
Accrued land improvement	-	562,500

See accompanying notes to consolidated financial statements

DubLi, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Description of Business

DubLi, Inc. (“DubLi”, the “Company”, “we” or “us”), through our wholly owned subsidiaries, is a global marketing company that principally sells electronic gift cards and merchandise to consumers through Internet-based transactions conducted under the trade name “DubLi.com.” Our online transactions are conducted in Europe, North America, Australia and New Zealand and a global portal serving the rest of the world. We have a large network of independent Business Associates that sell our various online products. The Company, through our DubLi.com website also offers free entertainment and online shopping in our web mall where customers receive cash back rewards on products and services purchased directly from participating merchants.

The Company is organized in Nevada and has our principal executive offices in Ft Lauderdale, Florida. The Company’s wholly owned subsidiaries are incorporated in Florida, the British Virgin Islands, Cyprus and United Arab Emirates.

As of September 30, 2012, our President and Chief Executive Officer through his direct ownership of 67,820,304 shares of Common Stock and 185,000 shares of Super Voting Preferred Stock, has the power to cast approximately 56% of the combined votes that can be cast by the holders of the Common Stock. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors (“Board”) and all other corporate actions.

Liquidity

The Company has incurred operating losses since its inception. As a result, the Company had stockholders’ and working capital deficits of approximately $18.6 million and $24.1 million, respectively, as of September 30, 2012.

Operations subsequent to September 30, 2012 have been financed (i) through borrowings from the Company’s President and Chief Executive Officer, Mr. Michael Hansen amounting to $1.9 million for the 2013 fiscal year and $0.8 million during fiscal 2014 to date; and (ii) from the sale of land in Dubai in March 2014 which resulted in net proceeds of $0.8 million. On August 11, 2014, Mr. Hansen executed a revolving loan commitment to fund the Company up to $3 million through December 31, 2015. Currently, the Company still has negative working capital and recently drew down $1.5 million under the new $3 million revolving loan facility from Mr. Hansen.

Until such time as cash flows provided by operations increase to the amounts necessary to cover the Company’s operating, capital, and other costs, we will remain dependent upon Mr. Hansen to obtain additional debt and/or equity capital to continue operations, however, once the Company has fully borrowed funds under the promissory note with Mr. Hansen as described above, there can be no assurance that Mr. Hansen will provide funding to us to support our operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of DubLi (formerly known as MediaNet Group Technologies, Inc.) and our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America (“GAAP”), required Management to make estimates and assumptions that affected the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

Reclassifications

Certain prior year’s amounts in the consolidated financial statements, and notes thereto, have been reclassified to conform to current year’s presentation. However, total assets, total liabilities, revenue and net loss were not changed as a result of these reclasses.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Update No. 2014-08 – Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). This update revised the guidance to be applied in determining when the discontinuation or disposal of operating activities and entities should be presented as discontinued operations in the financial statements. Under the previous guidelines, the reporting of discontinued operations was based upon two factors, relating to the elimination of operations and continued cash flows, and the continued involvement in the operations of the disposed component of an entity. Under the new guidance provided by ASU 2014-08, the reporting of discontinued operations will be based upon whether the disposal or discontinuation represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

Under the new guidance, the termination of the Company’s auction program and DubLi Credits in March 2013 could be considered to be a strategic shift and therefore would be reported as a discontinued operation. The reporting of discontinued operations affects the presentation of the assets, liabilities and results of operations of the discontinued component or group of components, and does not affect comprehensive income or loss. ASU 2014-08 is effective for annual and interim reporting periods beginning on or after December 15, 2014. Early adoption is permitted if discontinued operations have not already been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact that the new guidance may have on the consolidated financial statements.

In May 2014, the FASB issued Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance provided by ASU 2014-09 is intended to remove inconsistencies and weaknesses in the existing revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability, provide more useful information and simplify the preparation of financial statements. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that the new guidance may have on the consolidated financial statements.

The Company does not believe that any recently issued pronouncements which were not yet effective will have a material effect on the consolidated financial statements when adopted.

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

In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, companies with foreign operations or foreign currency transactions are required to prepare the statement of cash flows using the exchange rates in effect at the time of the cash flows. The Company uses an appropriately weighted average exchange rate for the period for translation if the result is substantially the same as if the rates at the dates of the cash flows were used. The statement of cash flows reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate part of the reconciliation of the change in cash and cash equivalents during the period.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the date of transaction to be cash equivalents.

The Company maintains our cash in bank deposit accounts in the United States and Cyprus, which at times may exceed the federally insured limits in those countries. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Restricted cash

The Company has agreements with organizations that process credit card transactions of the Company. The credit card processors have financial risk of chargebacks associated with the credit card transactions because the processor generally forwards the cash proceeds to the Company soon after each transaction is completed but before the expiration of the time period in which the purchaser may request a refund. The Company’s agreements with the credit card processors allow them to create and maintain a reserve account by retaining a certain portion of the cash generated from the credit card transactions that would otherwise be delivered to the Company, herein known as “Restricted Cash”. The reserve requirement with each card processor is set at their respective fixed percentage for all transactions to be held on a rolling term of 6 months from the date of the transaction.

Fair Value of Financial Instruments

The Company has adopted and follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) for measurement and disclosures about the fair value of our financial instruments. ASC 820 establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820 are:

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 - Inputs (other than quoted market prices included in Level1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life; and

Level 3 - Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company's financial assets and liabilities, such as cash and cash equivalents, restricted cash, accounts receivable, other receivables and prepaid expenses, accounts payable, other payables and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

Accounts receivable

Accounts receivable represent our customers' outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. We evaluate receivables outstanding greater than ninety days on a regular basis for potential reserve. Management has determined that an allowance for doubtful accounts is not necessary at September 30, 2012 and 2011.

Inventory

The inventory represents finished goods merchandise purchased at cost and available for sale as part of the Company’s online business models. Inventory is stated at lower of cost or market value. Cost is determined on a first-in, first-out basis. Shipping and handling costs are included in inventory.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives. Computer and equipment, computer software, furniture and fixtures are depreciated over five years. Leasehold improvements included in furniture and fixtures are amortized on a straight-line basis over the term of the lease. Land is not amortized. The cost of maintenance and repairs of equipment is charged to expense when incurred. When the Company sells, disposes or retires property and equipment, the related gains or losses are included in operating results.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment - Subsequent Measurement, the Company reviews the carrying value of our long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition which requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on Management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenue is recorded. The Company defers any revenue that is subject to refund, and, for which the product has not been delivered or the service has not been rendered net of an estimated allowance for breakage.

Business Associates Program

DubLi is a global network marketing organization with Business Associate representatives in dozens of countries throughout the world. Business Associates can offer a wide variety of products and services to their customers, many of whom are also recruited to become Business Associates themselves. Business Associates earn commissions on sales of products and services that they sell directly, and earn commissions on “downstream” sales of products and services made by Business Associates that they recruit into the marketing network.

●	Network Subscription Fees - Business Associates pay an annual subscription fee for the marketing and training services provided by DubLi Network. The fees are recorded as revenue ratably over the subscription period.

●	Co-operative Advertising – Co-operative advertising programs are a service that we provide to Business Associates whereby they can pool their marketing funds in order to participate in television and telemarketing advertising campaign managed by the Company. Each advertising campaign runs for a specific period and all customers acquired during the campaign are allocable and commissionable to Business Associates pro-rata based upon their percentage contribution to the program. The revenue are recognized ratably over the campaign period as the funds are spent. The Company retains a 25% service charge for producing and managing the program for the Business Associates.

Auctions

DubLi Credits – To participate in the Company’s auctions program (Xpress and Unique Bid), consumers are required to purchase DubLi Credits either directly on DubLi.com or from DubLi's independent Business Associates who are members of the DubLi Marketing Network. Most DubLi Credits are sold through the DubLi Marketing Network. All proceeds from the sales of DubLi Credits are recorded as deferred revenue until used by the consumer at auction, or upon their expiration when the related revenue is recognized as breakage. Purchases of DubLi Credits are non-refundable after three days. Unused Credits remaining in closed and inactive Business Associate accounts are recorded as breakage revenue 30 days after the account is closed.

●	Xpress Auctions – Prior to June 2011, the Company’s Xpress Auction program primarily offered name brand products, services and gift cards which the Company purchased for resale from retailers, wholesalers and manufacturers. In June 2011, the Company changed the format to exclusively offer its own proprietary electronic gift cards which could be used to buy additional products or services, or could be redeemed for cash.

Xpress Auctions use the “reverse auction” format, wherein each time a person makes a bid (which costs one DubLi Credit), the price is decremented by a fixed amount. The reduced price becomes visible to the person making the bid, and at that point the bidder can choose to purchase the item at the reduced price shown or opt to wait in the expectation that others will make additional bids and drive down the price even more. Upon successfully acquiring an electronic gift card at auction, winning bidders have the option of (a) transferring the face amount of the card onto their DubLi branded MasterCard, (b) being paid the face value of the card via bank transfer or (c) accumulating the funds in their electronic “Cash Organizer,” to be used later to purchase additional DubLi Credits, participate in other Xpress Auctions, or acquire other DubLi products and services.

Net costs are incurred from Xpress Auctions, because the amount of the winning bid is less than the face amount of the electronic gift card purchased. The net cost of Xpress Auctions is presented in the statement of operations as a component of the cost of sales of DubLi Credits.

●	Unique Bid Auctions – Unique Bid Auctions function in a manner similar to Xpress Auctions, but the auctioned items consist of retail products, services and gift cards from retailers, wholesalers and manufacturers. In a Unique Bid Auction, consumers bid what they think the lowest bid price will be. The winning bid must be both the lowest price and different in amount from all other competing bids.

In October 2012, the Company suspended the Xpress and Unique Bids Auctions. In December 2012, the Company notified our Business Associates and retail consumers that all auction activities would cease, effective March 28, 2013. Unused DubLi Credits for Business Associates were converted to customer membership vouchers, which could be used for new customers recruited and existing “free” customers. DubLi Credits that were unused by retail consumers after the Company’s notice period expired in accordance with Company policy and were recognized as breakage income at that time.

Online Experience

●	Shopping Mall Program – Online shopping mall revenue is earned principally from revenue rebates (commissions) earned from merchants participating in our online shopping malls. The Company receives varying percentages in rebates from participating merchants on all transactions processed through our online mall platform and recognizes rebate revenue upon receipt of payment from the merchant. A percentage of the rebate is paid to the member sixty days after the initial purchase transaction in the form of a “Cash Back” which is recorded as cost of revenue.

●	Consumer Memberships - DubLi customers who purchase membership packages pay a monthly subscription fee for services and the ability to earn cash rewards. The fees are recorded as revenue ratably over the period of their membership service.

Direct Cost of Revenue

Direct cost of revenue includes the net loss from Xpress Auctions, costs of goods sold, commissions and incentive bonuses earned by Business Associates on the sales of DubLi Credits, and other incremental direct costs including credit card processing fees and certain marketing costs associated with DubLi Network. Commissions are based upon each Business Associate's volume of sales and any “Down-line” sales by other Business Associates under the sponsoring Business Associate. Commissions are paid to Business Associates at the time of sale and are recognized as a deferred expense (prepaid customer acquisition costs) until the related revenue are recognized. Monthly or quarterly incentive bonuses are recognized when the Business Associate meets the target sales goal.

Selling, General and Administrative Expense

Selling, general and administrative expense include costs associated with advertising and marketing activities, information technology activities, asset impairment and other administrative costs, including consulting, legal and other professional fees.

Comprehensive Income

Comprehensive income is net earnings plus certain items that are recorded directly to stockholders’ equity. Other than foreign currency translation adjustments, the Company has no other comprehensive income components.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”) under which deferred tax assets and liabilities are determined based on temporary differences between accounting and tax bases of assets and liabilities and net operating loss and credit carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.

In accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes, the Company adopted a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

In the event of a distribution of the earnings of certain international subsidiaries, the Company would be subject to withholding taxes payable on those distributions to the relevant foreign taxing authorities. Since the Company currently intends to reinvest undistributed earnings of these international subsidiaries indefinitely, the Company has made no provision for income taxes that might be payable upon the remittance of these earnings. The Company has also not determined the amount of tax liability associated with an unplanned distribution of these permanently reinvested earnings. In the event that in the future the Company considers that there is a reasonable likelihood of the distribution of the earnings of these international subsidiaries (for example, if the Company intends to use those distributions to meet our liquidity needs), the Company will be required to make a provision for the estimated resulting tax liability, which will be subject to the evaluations and judgments of uncertainties described above.

The Company conducts business globally and, as a result, one or more of our subsidiaries file income tax returns in U.S. federal, state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the countries in which the Company operates. The Company is currently under ongoing tax examinations in several countries. While such examinations are subject to inherent uncertainties, the Company does not currently anticipate that any such examination would have a material adverse impact on our consolidated financial statements.

Earnings per Share

The Company computes earnings per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential Common Stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive shares of Common Stock are considered anti-dilutive and thus are excluded from the calculation. The Company incurred net losses during the years ended September 30, 2012 and 2011.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Share-Based Compensation, which requires the use of the fair value method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of the stock option grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on weighted average of the historical volatility of the Company's Common Stock and selected peer group comparable volatilities and other factors estimated over the expected term of the options. The expected term of stock options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Segment Policy, Termination of Auctions Program and DubLi Credit Products

The Company considers its core business to be its network of Business Associates who purchase and remarket most of the Company’s DubLi Credits, and from whom the Company derives most of its subscription, co-operative advertising and other revenue sources. Managements' evaluation procedures are performed for the Company as a whole and in each of three main product segments – Auctions, Network and Shopping Malls as described in Note 10 Segment Information.

In March 2013 the Company terminated our Xpress and Unique Bid Auctions program and as a result the use of DubLi Credits was discontinued. DubLi Credits that were unused by retail consumers after the Company’s notice period expired in accordance with Company policy and were recognized as income at that time. Any remaining unused DubLi Credits owned by Business Associates are included in Deferred Revenue as of September 30, 2012.

The deferred cost of revenue of DubLi Credits was considered to be impaired at September 30, 2012, as a result of the events leading up to the suspension and termination of the auctions program, beginning in October 2012. Included in cost of revenue for the year ended September 30, 2012 is the write down of Prepaid Customer Acquisition Costs totaling $3.5 million.

The Company continues to develop its network of Business Associates, and our Business Associates continue to sell and earn commissions from sales of the remaining product offerings of the Company, including the online shopping mall experience and related subscription services.

Restatement of Previously Filed Annual and Interim Financial Statements

The Company restated our previously issued Consolidated Statements of Operations for: (i) the year ended September 30, 2011, and for each of the three quarters ended December 31, 2011 and March 31, 2012 and June 30, 2012 to correct an error in our presentation of revenue; and (ii) for the quarter ended June 30, 2012, to correct an error in the calculation of deferred costs.

The Company restated our reporting of revenue from the sales of our electronic gift cards to show the net amount of revenue after deducting the face value of the gift card sold and delivered to the customer; and corrected the error in the reporting of direct cost of revenue and its effects on net loss and comprehensive loss arising from an error in the calculation of deferred cost.

The following table summarizes the correction on the affected financial statements for the year ended September 30, 2011 as presented:

	Last reported	Adjustment	Restated

Revenue	$23,799,707	$8,188,771	$15,610,936
Direct cost of revenue	15,803,355	(8,188,771)	7,614,584
Gross profit	$7,996,352	$-	$7,996,352
Net loss	$(4,157,034)	$-	$(4,157,034)
Comprehensive loss	$(3,756,112)	$-	$(3,756,112)

The corrections of our interim consolidated financial statements have been previously reported in our Form 10-Q/A for the interim periods ended December 31, 2011 and March 31, 2012 and June 30, 2012.

3. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. The total amount of restricted cash translated into U.S. Dollars at September 30, 2012 and 2011 is as follows:

	September 30,
	2012	2011

Euro	$2,412,842	$305,200
Australian Dollar	119,527	38,538
United States Dollar	3,146,974	104,423
Total	$5,679,343	$448,161

4. Funds Withheld by Merchant Services Provider

The Company had a credit card processing agreement with National Merchant Center ("NMC"), a merchant services provider located in the United States, to process U.S. currency credit card transactions. The Company terminated this agreement in October 2010. NMC refused to release $2.1 million of the Company's funds, which had been held as Restricted Cash. The Company reclassified the withheld funds as non-current (“Funds Withheld by Merchant Services Provider”), and recorded impairment charges of $179,393 and $125,000, respectively, during fiscal years 2011 and 2010 to reflect Management’s estimate of potentially uncollectible amounts and the costs to recover the withheld assets.

On March 28, 2012, the Court awarded a judgment in favor of the Company in respect of the lawsuit with NMC, and ordered NMC to release all the funds that were withheld by them. As a result, the Company recorded a recovery of prior impairment charges totaling $286,051, net of expenses, for the year ended September 30, 2012, which is included in Selling, General and Administrative Expense.

5. Prepaid Customer Acquisition Costs

Prepaid customer acquisition costs are direct and incremental costs related to the sale of DubLi Credits. For the year ended September 30, 2012, an impairment charge of $3,543,718 was included in cost of revenue relating to the suspension and subsequent termination of the auctions program and the discontinuation of the use of DubLi Credits on March 28, 2013.

6. Property and Equipment

Property and equipment comprise the following:

	September 30,
	2012	2011

Land:
Held for investment	$3,546,649	$-
Acquired for sales incentives	3,562,500	3,562,500
Less: Impairment	(2,496,752)	(358,653)
	4,612,397	3,203,847
Computers and equipment	285,349	215,054
Computer software	706,734	59,537
Furniture and fixtures	46,719	49,326
	1,038,802	323,917
Accumulated depreciation	(213,612)	(116,498)
	825,190	207,419
	$5,437,587	$3,411,266

Land Held for Investment

The Company acquired two mixed-use parcels of vacant land in Dubai Industrial City, one of the largest planned projects in Dubai, United Arab Emirates. The land was acquired on August 14, 2012 from Tom Kjaer, a substantial shareholder of the Company through the issuance of 29,152,620 shares (the "Transaction Shares") of the Company's Common Stock. The number of Transaction Shares was determined based upon a valuation of the Dubai land (the “First Dubai Valuation”) that was performed by an independent valuation firm, and an agreed upon price of $0.20 per share of the Company’s Common Stock, which represented a 20% discount from the market price of $0.25 on May 10, 2012, the date when the Company's Board approved the transaction (the “Exchange Measurement Date”). Based upon the First Dubai Valuation, the land was estimated to have a market value on the Exchange Measurement Date of $5.8 million.

The land was purchased for investment purposes and the Company had no plans to develop the property. As part of the land purchase agreement, the Company had the option to sell the land back to Mr. Kjaer (the “Sell Back Option”) for the original purchase price payable in cash, for a period beginning on January 1, 2013 and ending May 9, 2014. Mr. Kjaer also had the Right of First Refusal on any proposed sale of the land to a third party by the Company (the “Right of First Refusal”) payable in cash.

Prior to the Dubai land acquisition, Mr. Kjaer beneficially owned 41,635,930 shares of the Company's Common Stock. After the Closing Date, Mr. Kjaer directly or beneficially owned 17.35% of the Company's outstanding Common Stock.

In December 2013, the Company elected to exercise the Sell Back Option, upon which it was determined that Mr. Kjaer refused to repurchase the land pursuant to the Sell Back Option and also waived his Right of First Refusal. The matters were confirmed in writing to Mr. Kjaer in January 2014.

In anticipation of the sale of the Dubai land, which the Company needed in order to fund operations, the Company obtained an appraisal as of December 20, 2013 from another independent valuation firm (the “Second Dubai Valuation”). The Second Dubai Valuation indicated a fair value of the land totaling approximately $3.5 million.

Based upon the above factors, Management initially concluded that the decline in value of the Dubai land was an impairment that should be reflected in the Company’s consolidated financial statements as of September 30, 2013, and this matter was reported by the Company on our Form 8-K filed on April 28, 2014. After additional review, however, the Company determined that the First Dubai Valuation did not properly reflect the estimated fair value, and should not have been relied upon in order to value the transaction on the Exchange Measurement Date. Management concluded that the First Dubai Valuation overlooked market factors which were already evident on the Exchange Measurement Date, including the volatility of the real estate market and declining price trends at the time. Specifically, the First Dubai Valuation overlooked wide fluctuations in observed pricing, relied upon comparable sales data that was already more than a year old, and established a value for the land that was at the top of the observable price range, even though it was evident that real estate prices were still trending downward at the time the First Dubai Valuation was prepared. As a result, after the balance sheet date but before issuance of the September 30, 2012 consolidated financial statements, the Company determined that the Dubai land acquisition should have been valued based upon the lower end of the range of prices that were observed on the Exchange Measurement Date, and not the higher end of US$40.83 per sq. ft. As a result, the Dubai land was recorded at $3.5 million as of the acquisition date of the transaction.

On December 27, 2013, the Company entered into two separate property sale agreements with unaffiliated third parties for two parcels of land for a total cash consideration of approximately $2.0 million. The sale of the first parcel closed on March 12, 2014 while the sale of the second parcel was cancelled due to a change in the closing conditions imposed by the local governmental recording authorities.

For the year ended September 30, 2013, based upon the December 27, 2013 sales agreements, the Company recorded an impairment charge of approximately $1.5 million.

Land Acquired for Sales Incentives

The Company acquired a land parcel consisting 15 lots in the Cayman Islands in March 2010. As of September 30, 2011, the land value of $3,203,847 included the contract price of $3,000,000 plus a landfill adjusted cost of $562,500 less a valuation allowance of $358,653 that was based upon a November 2010 valuation report by an independent appraiser. Based upon a subsequent evaluation performed by Management, an impairment charge of $2.1 million was recorded to reflect a change in the estimated fair value of the Cayman Islands land parcel as of September 30, 2012. The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Business Associates upon attaining certain performance objectives.

Depreciation and Obsolescence

For the years ended September 30, 2012 and 2011, depreciation expense was $100,044 and $868,045 respectively. For the year ended September 30, 2011 the amount included a one-time charge of $721,656 for software obsolescence.

7. Other Payables and Accrued Liabilities

Other payables and accrued liabilities comprise the following:

	September 30,
	2012	2011

Loyalty points payable	$112,330	$318,653
Accrued liabilities	909,229	229,118
	$1,021,559	$547,771

8. Deferred Revenue

The Company defers revenue from: (1) the unearned portion of the annual subscription fees paid by Business Associates who join the DubLi Network, (2) the unearned portion of the monthly online entertainment and shopping subscriptions fees, (3) the unearned portion of co-operative advertising programs, and (4) the value of the DubLi Credits sold to customers but not used to bid at auctions, net of estimated breakage. Unused Credits remaining in closed or non-renewed Business Associate accounts are recorded as revenue upon 30 days after the account is closed. Unused Credits remaining in DubLi.com user accounts after 1 year of inactivity are also recorded as breakage revenue. Revenue from co-operative advertising programs received in advance from Business Associates is recognized ratably over the life of the program.

The following summarizes the components of deferred revenue:

	September 30,
	2012	2011

Unused DubLi Credits	$13,121,844	$13,155,511
Subscription fees	1,926,047	565,551
Co-operative advertising programs	8,080,234	-
Other	-	109,327
	$23,128,125	$13,830,389

In July 2014, the Company announced a new vouchers program offering to the Business Associates in exchange for their unused DubLi Credits and their outstanding amounts under the Co-operative advertising programs. Our business could be adversely affected if the Business Associates do not agree to accept the new vouchers from us.

9. Commitments and Contingencies

Litigation

As discussed in Note 4 Funds Withheld by Merchant Services Provider, the Company was involved in litigation with its former merchant services provider (“NMC”) in the United States. The Company prevailed in its case against NMC in March 2012, when the Court entered a declaratory judgment in favor of the Company. A secondary action was dismissed in August 2013, and the matter is now closed.

Employment agreements

The Company has employment agreements with certain officers, which extend up to 60 months, and are renewable for successive (1) year terms. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements as of September 30, 2012 are as follows:

September 2013	$760,780
September 2014	717,000
September 2015	645,000
September 2016	645,000
Total	$2,767,780

Leases

In December of 2009, the Company entered into an operating lease with 485 Properties, LLC (“Landlord”) for office space in Boca Raton, Florida (“Office Lease”) with a lease expiration date of January 31, 2020. The Office Lease contains an early termination provision that grants the Company a limited right to terminate the Office Lease early, effective January 31, 2015, in accordance with its terms. The Office Lease is for 10,476 square feet of office space and the Company is obligated to pay common area maintenance and sales tax. Total rental expense for the years ended September 30, 2012 and 2011 was $279,557 each year.

Future minimum rental payments for the Office Lease for years ending September 30 are as follows:

2013	$283,411
2014	291,931
2015	224,413
2016	309,391
2017	318,994
Thereafter	780,881
Total	$2,209,021

During December 2013, the Company vacated the office premises. On January 23, 2014, the landlord filed suit against the Company for breach of lease. The complaint did not specify the amount of claimed damages, but instead generally sought all amounts allegedly due and owing under the terms of the Office Lease as well as the landlord’s costs, expenses and reasonable attorney fees. In the Company’s answer to the complaint, the Company contended that, among other things, the landlord breached the Office Lease by failing to maintain and repair the office building and premises, the landlord had re-taken the office premises for their own benefit, and, in the event that any damages are owed to the landlord, such damages are limited by the early termination provision in the Office Lease. Under the present circumstances, we are unable to provide an estimation of the damages, if any. The Company continues to defend against the landlord’s claim of which we are unable to determine the outcome at this present time.

10. Segment Information

The Company divides its product and service lines into three main segments: Auctions, Network and the Shopping Mall partner program with retailers, affinity groups and other organizations.

	For the year ended September 30,
	2012	2011
		(Restated)
Revenue by segment is summarized as follows:

AUCTIONS
Bidding Credits used in auctions	$42,266,959	$3,474,702
Bidding Credits broken in auctions	4,816,581	9,076,107
Gross revenue from auctions	47,083,540	12,550,809
Sale of goods and handling fees	5,357,571	907,677
Auctioned value of gift cards	2,094,635,761	7,728,473
Less: Cost of gift cards auctioned	(2,134,656,173)	(8,188,771)
Net auctioned value of gift cards	(34,662,841)	447,379
Net revenue from auctions	12,420,699	12,998,188
NETWORK
Network fees	1,628,419	1,903,323
Subscriptions	1,317,482	387,467
Advertising and sales events	2,229,752	-
	5,175,653	2,290,790
SHOPPING MALL
Commissions, rebates and others, net	313,881	321,958
Total	$17,910,233	$15,610,936
Direct cost of revenue by segment is summarized as follows:

AUCTIONS
Commissions paid on sales of DubLi Credits	$23,614,211	$5,639,605
Cost of goods sold at auction	462,621	1,818,642
Impairment of prepaid customer acquisition costs	3,543,718	-
	27,620,550	7,458,247
NETWORK
Advertising and sales event	1,738,293	156,337
Total	$29,358,843	$7,614,584

Revenue from Consumer Memberships and direct cost of revenue for our Consumer and Shopping Mall programs were not significant in 2012 and 2011. The Company serves its customers using websites that target four major geographic regions:  United States, European Union, Australia and New Zealand, and Global.  Revenue from locations outside the United States totaled $16.8 million and $14.4 million in 2012 and 2011, respectively.  It is not practicable for the Company to identify revenue on a country-by-country basis, other than the United States. Other than investments in land, the Company does not have significant assets outside of the United States.

11. Income Taxes

The provision (benefit) for income taxes comprise the following:

	For the years ended September 30,
	2012	2011
Loss before income taxes:
United States	$2,590,296	$918,794
Foreign	24,797,260	3,238,240
	$27,387,556	$4,157,034
Current tax expense:
Federal	$-	$-
Foreign	-	-
	-	-
Deferred tax expense (benefit):
Federal	-	-
Foreign	-	-
	$-	$-

The tax effect of significant items comprising our net deferred tax assets as of September 30, 2012 and 2011 are as follows:

	For the years ended September 30,
	2012	2011
Deferred tax assets:
Stock Options	$280,778	$229,300
Federal and state net operating loss carry forwards	1,906,138	934,400
Foreign net operating loss carry forwards	94,721	94,721
Other	96,069	61,822
Gross deferred tax assets	2,377,706	1,320,243
Less: Valuation allowance	(2,357,681)	(1,307,261)
Net deferred tax assets	20,025	12,982
Deferred tax liabilities	(20,025)	(12,982)
Net deferred taxes	$-	$-

At September 30, 2012, the Company has $5,065,474 of net operating loss carry forwards for US federal income tax purposes that expire beginning in 2019. Due to Internal Revenue Code Section 382 limitations related to the change in ownership of the Company, the utilization of pre-acquisition net operating losses is limited on an annual basis. The Company cannot determine the foreign net operating loss carry forward at this time and will follow through with the foreign taxing authorities to finalize the amounts.

In assessing the ability to realize the deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the period in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. As of September 30, 2012 and 2011, valuation allowances of $2,357,681 and $1,307,261 have been recorded, respectively.

A reconciliation of US statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective tax rate for the years ended September 30 is as follows:

	2012	2011
Statutory rate	34%	35%
Federal minimum taxes	0%	0%
Permanent difference	(1)%	9%
Effect of foreign earnings	(31)%	(14)%
Valuation allowance	(4)%	(30)
State taxes	0%	0%
Other	2%	0%
Statutory rate	0%	0%

The Company operates as a US corporation with foreign subsidiaries. As a result, the Company's expected statutory rate is 34 percent and would apply to our foreign earnings if such amounts were earned in the US. The Company's foreign earnings were derived principally in Cyprus, which has a tax rate of 10 percent, and in the British Virgin Islands, which does not assess a corporate income tax on earnings. As a result, the Company's effective rate was reduced significantly by the effect of the Company's foreign earnings.

Under ASC 740 an entity may only recognize or continue to recognize tax positions that meet a more likely than not threshold. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. The Company assesses our income tax positions and records tax benefits for all years subject to examination based on Management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company's consolidated financial statements. Management believes that the Company has not taken any material tax positions that would be deemed to be uncertain, therefore the Company has not established a liability for uncertain tax positions for the years ended September 30, 2012.

12. Related Party Transactions

Transactions with Officers and Directors

On August 16, 2012, the Company entered into a Purchase Agreement with Michael B. Hansen, the Company's President and Chief Executive Officer for the sale of 185,000 shares of “Super Voting Preferred Stock” for $0.38 per share, which was the closing price of the Company's Common Stock, as reported on the Over-the-Counter Markets (OTCQB) on the date prior to the date the Board approved the transaction. As of the transaction date, the Company obtained a professional valuation of the transacted shares in accordance with ASC 820, Fair Value Measurements and Disclosures, which amounted to $90,650. As a result, the Company recorded a preferred stock control premium expense of $20,350 to the consolidated statements of operations. The rights and preferences of the shares are described in Note 13 Stockholders’ Equity.

Transactions with Affiliates

On August 14, 2012, the Company acquired two mixed use zoned parcels of vacant land in Dubai, United Arab Emirates from Tom Kjaer, a substantial shareholder through the issuance of 29.2 million shares of the Company’s Common Stock as described in Note 6 Property and Equipment.

13. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 25 million shares of Preferred Stock with a par value of $0.01 per share as at September 30, 2012 and 2011. Preferred shares issued and outstanding at September 30, 2012 and 2011 were 185,000 shares and 0 shares respectively.

On August 20, 2012, the Company filed an amendment to the Company's Articles of Incorporation, as amended, in the form of a Certificate of Designation that authorized for issuance of up to 300,000 shares of preferred stock, par value $0.01 per share, of the Company designated “Super Voting Preferred Stock” and established the rights, preferences and limitations thereof. The pertinent rights and privileges of each share of the Super Voting Preferred Stock are as follows:

(i) each share shall not be entitled to receive any dividends;

(ii) each share shall participate pari passu with the Common Stock of the Company in the proceeds available to the Company's shareholders upon the liquidation, dissolution, or winding up of the Company;

(iii) each share shall be mandatorily converted into one share of Common Stock upon a “Change in Control Transaction” (as defined in the Company’s Articles of Incorporation) or any sale, assignment, transfer, conveyance, hypothecation or other transfer or disposition of such shares; and

(iv) each share of Super Voting Preferred Stock is entitled 2,000 votes of Common Stock held at the record date for the determination of shareholders entitled to vote at each meeting of shareholders of the Company or action by written consent in lieu of meetings with respect to any and all matters presented to the shareholders of the Company. Each holder of Super Voting Preferred Stock shall vote together with the holders of Common Stock, as a single class, except (i) as provided by Nevada Statutes and (ii) with regard to the amendment, alteration or repeal of the preferences, rights, powers or other terms with the written consent of the majority of holders of Super Voting Preferred Stock.

During fiscal year 2012, the Company issued 185,000 shares of Super Voting Preferred Stock for $0.38 per share to Michael B. Hansen, President and Chief Executive Officer, and a director of the Company, as described in Note 12 Related Party Transactions.

Common Stock

The Company is authorized to issue 500 million shares of Common Stock with a par value of $.001 per share at September 30, 2012 and 2011. Common shares issued and outstanding at September 30, 2012 and 2011 were as follows:

	September 30, 2012		September 30, 2011
	Shares	Amount	Shares	Amount
Issued and outstanding	407,906,620	$407,907	348,816,328	$348,816
Stock subscriptions fully paid but not issued	106,585	106	8,985,729	8,986
Stock awards/Options exercised but not issued	500,000	500	2,000,000	2,000
	408,513,205	$408,513	359,802,057	$359,802

Common Stock Warrants

As of September 30, 2012, the Company had no outstanding warrants to purchase shares of Common Stock. These securities give the holder the right to purchase shares of the Common Stock in accordance with the terms of the instrument. All 801,250 previously unexercised warrants, which had exercise prices ranging from $0.25 - $0.50, and in the aggregate had a weighted average exercise price of $0.31 per share, expired during 2011.

14. Stock Based Compensation

The 2010 Omnibus Equity Compensation Plan (the “Plan”) was approved on September 30, 2010 by Michael Hansen, who was the Company’s majority stockholder at the time. A proxy statement or an information statement has not yet been submitted to all of the Company’s stockholders for approval. The Plan is designed for the benefit of the directors, executives, employees and certain consultants and advisers of the Company (i) to attract and retain for the Company personnel of exceptional ability; (ii) to motivate such personnel through added incentives to make a maximum contribution to greater profitability; (iii) to develop and maintain a highly competent management team; and (iv) to be competitive with other companies with respect to executive compensation.    Awards under the Plan may be made to Participants in the form of (i) incentive stock options; (ii) non-qualified stock Options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. A total of 50 million shares of Common Stock have been reserved for issuance under the Plan.

All stock option awards provide that in the event that any person (i) is terminated by us without cause, (ii) terminates their employment with us for good reason or (iii) dies or is disabled, any unvested Stock Options then held by such person or their estate will vest immediately.  In the event that either person is terminated by us with “cause” or terminates his employment with us without “good reason,” any unvested Stock Options then held by such will be forfeited.

The fair value of stock options awards was estimated using the Black-Scholes options-pricing model, with the following assumptions:

	Years ended September 30,
	2012	2011

Dividend yield	$-	$-
Expected volatility	154%	122%
Risk free interest rate	1.31%	1.99%
Expected life	2.5 years	7.7 years

During the years ended September 30, 2012 and 2011, we recognized $1,330,958 and $1,258,974, respectively, of employee stock option compensation. The unamortized stock option compensation expense at September 30, 2012 and 2011 was $2,263,569 and $2,935,444, respectively. The expense is expected to be recognized over a period of 2.5 years.

The following summarizes the stock option activity for the years ended September 30, 2012 and 2011:

	2012		2011
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	41,661,772	$0.111	5,000,000	$0.001
Granted	9,659,417	0.310	39,661,772	0.139
Exercised	(2,510,000)	0.023	(3,000,000)	0.001
Forfeited	(33,375,219)	0.162	-	-
Outstanding at end of year	15,435,970	$0.216	41,661,772	$0.133
Exercisable	6,386,694	$0.121	3,000,000	$0.026

The following summarizes information about stock options outstanding and exercisable at September 30, 2012:

		Option Outstanding		Options Exercisable
Exercise price range	Number outstanding	Weighted average remaining contract in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.00-0.10	3,170,000	4.46	$0.001	2,920,000	$0.001
0.11-0.20	2,886,853	7.22	0.150	2,267,773	0.150
0.21-0.30	2,681,057	8.97	0.280	224,997	0.282
0.31-0.40	6,698,060	8.97	0.321	973,924	0.318
	15,435,970	7.71	$0.216	6,386,694	$0.112

The following table summarizes information on shares of restricted stock awards activity under the Plan for the years ended September 30, 2012 and 2011:

Balance outstanding, October 1, 2010	8,000,000
Granted	4,000,000
Vested	(5,000,000)
Forfeited	-
Balance outstanding, September 30, 2011	7,000,000
Granted	-
Vested	(6,000,000)
Forfeited	-
Balance outstanding, September 30, 2012	1,000,000

The above restricted stock awards, provide that in the event that any person is either: (i) is terminated by us without cause; (ii) terminates their employment with us for good reason or (iii) dies or is disabled, any unvested restricted stock award then held by such person  or their  estate will vest immediately.  In the event that either person is terminated by us with “cause” or terminates his employment with us without “good reason,” any unvested restricted stock award then held by such will be forfeited.

Restricted stock awards are expensed pro rata over the vesting periods based upon the fair value of the awards at the time of grant. Stock based compensation from the issuance of restricted stock awards totaled $1,180,000 and $924,401 for the years ended September 30, 2012 and 2011 respectively. Restricted stock awards outstanding and not yet vested totaled 1,000,000 and 7,000,000 for 2012 and 2011, respectively. The unamortized stock based expense for restricted stock awards outstanding and not yet vested totaled $136,674 and $1,330,000 for 2012 and 2011, respectively.

15. Subsequent Events

Changes to the Company’s Business Model

On March 28, 2013, DubLi discontinued our Unique Bid and Xpress auction business model to concentrate and enhance our global member based Shopping Mall and Entertainment services and to introduce a comprehensive Travel and Lifestyle, Finance and Insurance, and Telecom online service. This enabled the Company to prospectively eliminate the losses sustained in our auction business and focus on other business opportunities.

Agreements with Officers

On October 15, 2012, the Company and Mark Mroczkowski entered into an Amended and Restated Employment Agreement (“Amendment”), which became effective on October 1, 2012. Pursuant to the Amendment, Mr. Mroczkowski served as Chief Financial Officer (“CFO”) of the Company through January 31, 2013 and as an officer of the Company, other than CFO, from and after February 1, 2013. The Amendment extended the term through to January 31, 2014. None of the other terms of the original employment agreement were modified in any material respect. On February 1, 2013, Mr. Mroczkowski resigned his position with the Company.

On May 14, 2011, the Company’s Board granted Mr. Hansen options to purchase up to 25 million shares of the Company’s Common Stock, at an exercise price of $0.15 per share.  Options exercisable for 5 million shares of Common Stock were vested on December 31, 2011, and vesting for the remaining options of 20 million shares were scheduled at the rate of 5 million shares per year for each of four successive years. Effective September 30, 2011, Mr. Hansen and the Company mutually cancelled the options for 23,041,767 shares granted under the original options for 25 million shares resulting in net options granted for 1,958,233 shares which vested on December 31, 2011.

Subsequently, on February 27, 2013, Mr. Hansen executed a new employment agreement with the Company for an initial term of five years, renewable for each successive one year period. Under the new employment agreement, Mr. Hansen will be paid a base annual salary of $420,000 and a severance of three months base salary upon termination. After one year’s employment, the severance shall increase to six months of base salary

Loan Agreements with Michael Hansen

On April 23, 2013, the Company entered into a loan agreement with Michael Hansen, the Company's CEO and controlling shareholder for an unsecured loan of up to $1 million which may be drawn as needed by the Company. Interest was accrued at 3% per annum beginning May 1, 2013, and all principal and accrued interest became due and payable in full on September 30, 2013. However, interest continues to accrue and the loan is still outstanding.

On August 11, 2014, the Company issued a promissory note to Mr. Hansen for a revolving loan commitment to fund the Company up to $3 million through December 31, 2015. Interest is calculated at 6% per annum commencing January 1, 2015, and all principal and accrued interest are to be paid on December 31, 2015. The Company recently drew down $1.5 million under the revolving loan.

Loan Agreement - Other

On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. Principal and accumulated interest shall be fully repaid on January 1, 2015, failing which there will be a late charge of $1,000 per day until full repayment.

Private Placements

On February 27, 2013, the Company entered into separate Securities Purchase Agreement (“SPA”) with several investors in Europe (“CG investors”) deemed to be Qualified Investors under Directive 2004/39/EC of the European Parliament and of the Council, for a private placement of up to 15 million shares of the Company’s Common Stock, based upon the market price of the Company’s Common Stock on the closing date. The qualification of being an investor is also conditioned upon them being a Business Associate of the Company. The private placement of shares is pursuant to Regulation S promulgated under the Securities Act of 1934 which is exempted from registration.

In consideration of the investors acquiring the shares, CG Holdings Ltd, a wholly owned subsidiary of the Company is required to establish a special bonus pool whereby each investor will be entitled to a quarterly bonus payment based on their respective investments. To participate in the bonus pool, each investor has to remain a Business Associate in good standing as defined under the SPA.

On May 7, 2013, the Company completed the first tranche of the SPA of 6.4 million shares totaling $1 million. Subsequent to that date, the Company received funds amounting to $199,361 for additional subscriptions under the SPA for which the closing has not been completed.

On July 23, 2014, the Company and the CG investors agreed to cancel their remaining obligations under the SPA, with an effective date of March 30, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 26, 2014
DUBLI, INC

	By:	/s/ MICHAEL HANSEN
Michael Hansen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 26, 2014.

Signatures	Title

/s/ BLAS GARCIA MOROS	Chairman of the Board of Directors
Blas Garcia Moros

/s/ MICHAEL HANSEN	President, Chief Executive Officer and Director (Principal Executive Officer)
Michael Hansen

/s/ ERIC NELSON	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Eric Nelson

/s/ LESTER ROSENKRANTZ	Director
Lester Rosenkrantz

/s/ DAVID SASNETT	Director
David Sasnett

