Form 10-Q
period 2012-12-31
DubLi, Inc.
filed 2014-09-29
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012, or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________.

Commission File Number 0-49801

DUBLI, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-4067623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6750 N. Andrews Ave, Suite 200

Ft Lauderdale, FL 33309

(Address of principal executive offices)

561-362-2381

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of stock, as of September 24, 2014 is as follows:

Number of shares of Preferred Stock outstanding: 185,000

Number of shares of Common Stock outstanding: 428,575,334

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DubLi, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2012	2012

ASSETS
Current assets
Cash and cash equivalents	$669,274	$8,588,461
Restricted cash	2,821,631	5,679,343
Accounts receivable	252,402	190,421
Other receivables and prepaid expenses	232,606	451,096
Asset of discontinued operations	719,372	1,974,341
Total current assets	4,695,285	16,883,662
Property and equipment, net	5,736,284	5,437,587
Other assets	95,477	95,477
TOTAL ASSETS	$10,527,046	$22,416,726

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Accounts payable	$1,435,661	$1,291,282
Business Associates payable	3,308,929	12,763,350
Customer deposits	2,764,209	2,828,174
Other payables and accrued liabilities	1,224,246	1,021,559
Unearned subscription fees and advertising	11,404,372	10,006,281
Liability of discontinued operations	9,917,209	13,121,844
TOTAL LIABILITIES	30,054,626	41,032,490

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
25 million shares authorized, $0.01 par value, 185,000 shares issued and outstanding at December 31, 2012 and September 30, 2012	1,850	1,850
Common stock
500 million shares authorized, $0.001 par value, 409.3 million (December 31, 2012) and 408.5 million (September 30, 2012) shares issued and outstanding	409,320	408,513
Additional paid-in-capital	21,280,788	20,970,205
Accumulated other comprehensive income (loss)	(637,742)	76,386
Accumulated deficit	(40,581,796)	(40,072,718)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(19,527,580)	(18,615,764)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,527,046	$22,416,726

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Revenue	$926,216	$337,255
Direct cost of revenue	186,906	420,611
Gross income (loss)	739,310	(83,356)
Selling, general and administrative expense	3,601,976	3,407,908
Loss from operations	(2,862,666)	(3,491,264)
Interest expense	1,125	1,253
Loss before income taxes	(2,863,791)	(3,492,517)
Income taxes	-	-
Loss from continuing operations	(2,863,791)	(3,492,517)
Income from discontinued operations	2,354,712	492,257
Net loss	(509,079)	(3,000,260)

Earnings (loss) per share
Basic and diluted:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	0.01	0.00

Weighted average shares outstanding
Basic and diluted	408,606,899	359,916,187

See accompanying notes to condensed consolidated financial statements (unaudited).

4

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Net loss	$(509,079)	$(3,000,260)
Foreign currency translation adjustment	(714,128)	76,549
Comprehensive loss	$(1,223,207)	$(2,923,711)

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Cash flows from operating activities:
Loss from continuing operations	$(2,863,791)	$(3,492,517)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	32,500	33,641
Stock based compensation	311,390	1,431,681
Promotional DubLi credits	-	9,879
Changes in operating assets and liabilities:
Restricted cash	2,857,712	(533,082)
Accounts receivable	(61,980)	140,656
Inventory	-	2,636
Other receivables and prepaid expenses	148,189	(21,053)
Accounts payable	144,383	(154,838)
Business Associates payable	(9,454,421)	311,992
Customer deposits	(63,966)	990,547
Other payables and accrued liabilities	202,685	(261,797)
Unearned subscription fees and advertising	1,398,091	7,453
Net cash flows from continuing operations	(7,349,208)	(1,534,802)
Income from discontinued operations	2,354,712	492,257
Asset of discontinued operations, net	(1,949,667)	823,614
Operating cash flows from discontinued operations	405,045	1,315,871
Net cash flows from operating activities	(6,944,163)	(218,931)
Cash flows from investing activities:
Purchase of equipment and software	(331,196)	(68,682)
Acquisition of land	-	(273,817)
Other assets	-	(20,826)
Restricted cash	-	(96,174)
Net cash flows from investing activities	(331,196)	(459,499)
Cash flows from financing activities:
Proceeds from preferred stock subscription	70,300	-
Net cash flows from financing activities	70,300	-
Effect of exchange rate changes	(714,128)	(39,214)
Net change in cash and cash equivalents	(7,919,187)	(717,644)
Cash and cash equivalents, beginning of period	8,588,461	1,503,234
Cash and cash equivalents, end of period	$669,274	$785,590

Supplemental cash flow information:
Cash paid for interest	$1,125	$1,253
Cash paid for income taxes	-	-
Non-cash transactions:
Issuance of note payable to a related party for land	$-	$223,000

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company

DubLi, Inc. (“DubLi,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global marketing company that principally sells electronic gift cards and merchandise to consumers through Internet-based transactions conducted under the trade name “DubLi.com.”  Our online transactions are conducted in Europe, North America, Australia and New Zealand and a global portal serving the rest of the world.  We have a large network of independent Business Associates that sell our various online products. The Company, through its DubLi.com website, also offers free entertainment and online shopping in its web mall where customers receive cash back rewards on products and services purchased directly from participating merchants.

The Company is organized in Nevada and its principal executive offices are located in Ft Lauderdale, Florida.  The Company’s wholly owned subsidiaries are incorporated in Florida, the British Virgin Islands, Cyprus and the United Arab Emirates.

Our President and Chief Executive Officer, Michael Hansen has a direct ownership of approximately 67.8 million shares of Common Stock and 185,000 shares of Super Voting Preferred Stock as of December 31, 2012. As a result, Mr. Hansen had the power to cast approximately 52% of the combined votes that can be cast by the holders of the Common Stock. Accordingly, he had the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors and all other corporate actions.

Liquidity

The Company has incurred operating losses since its inception. As a result, the Company had stockholders’ and working capital deficits of approximately $19.5 million and $25.4 million, respectively, as of December 31, 2012.

Operations subsequent to December 31, 2012 have been financed (i) through borrowings from the Company’s President and Chief Executive Officer, Mr. Michael Hansen, amounting to $1.9 million for the balance of fiscal 2013 and $1.5 million during fiscal 2014 to date; and (ii) from the sale of land in Dubai in March 2014 which resulted in net proceeds of $0.8 million. In August 2014, Mr. Hansen executed a revolving loan commitment to fund the Company up to $5 million through December 31, 2015. Currently, the Company still has negative working capital and recently drew down $1.5 million under the $5 million revolving loan facility from Mr. Hansen.

Until such time as cash flows provided by operations increase to the amounts necessary to cover the Company’s operating costs, capital expenditure and other cash outflows, the Company will remain dependent upon borrowings from Mr. Hansen to obtain the funds necessary to continue operations. However, there can be no assurance that Mr. Hansen will provide any further funding to the Company in excess of that provided under the previously discussed $5 million amended and restated promissory note.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of Management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ended September 30, 2013.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012.

The condensed consolidated financial statements include the accounts of DubLi, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these condensed consolidated financial statements, in conformity with US GAAP required Management to make estimates and assumptions that affected the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results may differ from these estimates.

Reclassifications of Prior Period Amounts

Certain prior period amounts in the condensed consolidated financial statements and notes thereto, have been reclassified to conform to current period’s presentation. However, total assets, total liabilities, revenue and net loss were not changed as a result of those reclassifications.

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

Under the new guidance, the termination of the Company’s auction program and DubLi Credits in March 2013 could be considered to be a strategic shift and therefore would be reported as a discontinued operation. The reporting of discontinued operations affects the presentation of the assets, liabilities and results of operations of the discontinued component or group of components, and does not affect comprehensive income or loss. ASU 2014-08 is effective for annual and interim reporting periods beginning on or after December 15, 2014. Early adoption is permitted if discontinued operations have not already been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact that the new guidance may have on the condensed consolidated financial statements.

In May 2014, the FASB issued Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance provided by ASU 2014-09 is intended to remove inconsistencies and weaknesses in the existing revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability, provide more useful information and simplify the preparation of financial statements. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that the new guidance may have on the condensed consolidated financial statements.

Foreign Currency

Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at period-end exchange rates for assets and liabilities and historical exchange rates during the period for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive income or loss. Financial statements of subsidiaries operating in highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in current earnings. Gains or losses resulting from foreign currency transactions are recorded in operating expense. The Company has no subsidiaries operating in highly inflationary economies.

In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, companies with foreign operations or foreign currency transactions are required to prepare the statement of cash flows using the exchange rates in effect at the time of the cash flows. The Company uses an appropriately weighted average exchange rate for the period for translation if the result is substantially the same as if the rates at the dates of the cash flows were used. The condensed consolidated statement of cash flows reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate part of the reconciliation of the change in cash and cash equivalents during the period.

Basic and Diluted Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing the earnings (loss) attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding.

Segment Policy, Termination of Auctions Program and DubLi Credit Products

The Company derives its revenue from the E-Commerce and Memberships segment which includes partner program with retailers, affinity groups and other organizations, subscription fees, co-operative advertising, business license fees and other revenue sources; and Auctions segment (reported as discontinued operations) as described in Note 11 Segment Information.

In October 2012 the Company suspended its Xpress and Unique Bid auctions program and subsequently terminated the program in March 2013. As a result, the use of DubLi Credits was discontinued. DubLi Credits that were unused by retail consumers after the Company’s notice period expired in accordance with Company policy and were recognized as income at that time. Any remaining unused DubLi Credits owned by Business Associates have been reclassified as a liability of discontinued operations as of December 31, 2012. Following termination of the auctions program, all unused DubLi Credits still owned by Business Associates were subsequently exchanged with replacement vouchers that the Business Associates are able to use to: (i) upgrade their customers’ status with a full year’s membership; or (ii) sign up one new Partner Program whereby the sign-up fee and first year annual portal fee are waived.

3. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. The amounts of restricted cash held in the currencies shown but translated into U.S. Dollars as of December 31, 2012 and September 30, 2012 are as follows:

	December 31,	September 30,
	2012	2012
Euro	$1,658,938	$2,412,842
Australian Dollar	41,831	119,527
United States Dollar	1,120,862	3,146,974
Total	$2,821,631	$5,679,343

4. Property and Equipment

Property and equipment comprise the following:

	December 31,	September 30,
	2012	2012
Land:
Held for investment	$3,546,649	$3,546,649
Acquired for sales incentives	3,562,500	3,562,500
Less: Valuation allowance	(2,496,752)	(2,496,752)
	4,612,397	4,612,397
Computers and equipment	298,531	285,349
Computer software	1,018,960	706,734
Furniture and fixtures	19,284	46,719
	1,336,775	1,038,802
Accumulated depreciation	(212,888)	(213,612)
	1,123,887	825,190
Total	$5,736,284	$5,437,587

Land Held for Investment

On August 14, 2012, the Company acquired two mixed-use parcels of vacant land in Dubai Industrial City, one of the largest planned projects in Dubai, United Arab Emirates. At the acquisition date, the land was measured and recorded at a fair value of $3.5 million which was paid through an issuance of approximately 29.15 million shares of the Company’s Common Stock.

On December 27, 2013, the Company entered into two separate property sale agreements with unaffiliated third parties for the two parcels of land for a total cash consideration of approximately $2.0 million. The sale of the first parcel closed on March 12, 2014 while the sale of the second parcel was cancelled due to a change in the closing conditions imposed by the local governmental recording authorities.

Management determined that an impairment charge of approximately $1.5 million will be recorded during the fourth quarter of fiscal 2013 to reflect the fair value of the Dubai land sold in December 2013. No events or circumstances arose during the quarter ended December 31, 2012 that would have required a test for impairment.

Land Acquired for Sales Incentives

The Company acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of December 31, 2012, the land value of $1.07 million included the contract price of $3 million plus a landfill adjusted cost of $0.56 million less a valuation allowance of $2.5 million that was based on Management’s evaluation of the estimated fair value.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Business Associates upon attaining certain performance objectives.

Depreciation

Depreciation expense was $32,500 and $33,641, for the three months ended December 31, 2012 and 2011, respectively.

5. Unearned Subscription Fees and Advertising

The Company defers revenue from: (1) the unearned portion of the annual subscription fees paid by Business Associates who join the DubLi Network, (2) the unearned portion of the monthly online entertainment and shopping subscriptions fees, and (3) the unearned portion of co-operative advertising programs. Revenue from: (i) subscription fees received in advance is recognized ratably over the life of the program, and (ii) co-operative advertising programs is recognized when all services and obligations are fulfilled.

The following summarizes the components of unearned subscription fees and advertising:

	December 31,	September 30,
	2012	2012
Subscription fees	$1,565,170	$1,926,047
Co-operative advertising programs	9,839,202	8,080,234
	$11,404,372	$10,006,281

6. Discontinued Operations

In October 2012, the Company suspended the Xpress and Unique Bids Auctions. In December 2012, the Company notified our Business Associates and retail consumers that all auction activities would be discontinued, effective March 28, 2013. As a result, the following operating results for the auction program have been reclassified to income from discontinued operations in the accompanying condensed consolidated statements of operations.

	For the Three Months Ended December 31,
	2012	2011

Revenue:
Bidding Credits used in auctions	$20,716,838	$1,554,844
Bidding Credits broken in auctions	730,954	1,318,827
Gross revenue from auctions	21,447,792	2,873,671
Sale of goods and handling fees	1,553,606	92,031
Auctioned value of gift cards	667,845,779	16,807,607
Less: Cost of gift cards auctioned	(683,372,086)	(17,280,470)
Net auctioned value of gift cards	(13,972,701)	(380,832)
Net revenue from auctions	7,475,091	2,492,839

Direct cost of revenue:
Commissions paid on sales of DubLi Credits	5,057,293	1,787,132
Cost of goods sold at auction	63,086	213,450
Total direct cost of revenue	5,120,379	2,000,582
Income from discontinued operations	$2,354,712	$492,257

Income from discontinued operations is presented net of expected income taxes for the fiscal year ended September 30, 2013.

The carrying amounts of asset and liability arising from the auction program as of December 31, 2012 and September 30, 2012, have been reclassified in the accompanying condensed consolidated statements of operations as follows:

	December 31,	September 30,
	2012	2012
Asset of discontinued operations
Prepaid customer acquisition costs	$719,373	$1,974,341

Liability of discontinued operations
Unused DubLi Credits	$9,917,209	$13,121,844

7. Income Taxes

For the periods ended December 31, 2012 and 2011, the Company recorded a zero income tax provision and the effective tax rates for the respective quarters were 0%. These were attributed to the effects of net loss for the periods, the net operating loss carry-forwards and the valuation allowance against deferred tax assets.

8. Commitments and Contingencies

Litigation

During December 2013, the Company vacated our former office premises. On January 23, 2014, the landlord filed suit against the Company for breach of lease. The complaint did not specify the amount of claimed damages, but instead generally sought all amounts allegedly due and owing under the terms of the Office Lease as well as the landlord’s costs, expenses and reasonable attorney fees. In the Company’s answer to the complaint, the Company contended that, among other things, the landlord breached the Office Lease by failing to maintain and repair the office building and premises, the landlord had re-taken the office premises for their own benefit, and, in the event that any damages are owed to the landlord, we contend that damages are limited by the early termination provision in the Office Lease to approximately $2.14 million. Under the present circumstances, we are unable to provide an estimation of the damages, if any. The Company continues to defend against the landlord’s claim, and is presently unable to estimate what impact, if any, the outcome of this litigation will have on its financial condition, results of operations or cash flows.

9. Stockholders’ Equity

Preferred Stock

There were no additional shares of Preferred Stock issued by the Company during the quarter ended December 31, 2012.

Common Stock

Common shares issued and outstanding at December 31, 2012 and September 30, 2012 were as follows:

	December 31, 2012		September 30, 2012
	Shares	Amount	Shares	Amount
Issued and outstanding	408,160,857	$408,161	407,906,620	$407,907
Not issued for completed transactions
Subscriptions paid	99,580	99	106,585	106
Stock awards/Options exercised	500,000	500	500,000	500
Services rendered	560,000	560	-	-
Total	409,320,437	$409,320	408,513,205	$408,513

Basic and Diluted Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing the earnings (loss) attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. Since the effect of common stock equivalents was anti-dilutive, all such equivalents were excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which are not included in dilutive weighted average shares for the three month period ended December 31, 2012 and December 31, 2011, consist of outstanding stock options and other compensation arrangements of 6,162,694 and 6,945,500, respectively.

10. Stock Based Compensation

The Company’s 2010 Omnibus Equity Compensation Plan (the “Plan”) was approved on September 30, 2010 by Michael Hansen, who was the Company’s majority stockholder at the time. A proxy statement or an information statement has not yet been submitted to all of the Company’s stockholders for approval. The Plan is designed for the benefit of the directors, executives, employees and certain consultants and advisers of the Company (i) to attract and retain for the Company personnel of exceptional ability; (ii) to motivate such personnel through added incentives to make a maximum contribution to greater profitability; (iii) to develop and maintain a highly competent management team; and (iv) to be competitive with other companies with respect to executive compensation. Awards under the Plan may be made to Participants in the form of (i) incentive stock options; (ii) non-qualified stock Options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. A total of 50 million shares of Common Stock have been reserved for issuance under the Plan.

During the three months ended December 31, 2012 and 2011, we recognized $311,390 and $1,431,681, respectively of stock based compensation expense. Unamortized stock option compensation expense at December 31, 2012 was $1,964,639 and is expected to be recognized over a period of 2.3 years.

The following summarizes the stock option activity for the three months ended December 31, 2012:

	Number of shares	Weighted average exercise price
Outstanding at October 1, 2012	15,435,970	$0.216
Granted	111,388	0.228
Exercised	(334,820)	0.158
Forfeited	(503,115)	0.230
Outstanding at December 31, 2012	14,709,423	$0.218
Exercisable	6,506,481	$0.122

The following summarizes information about stock options outstanding and exercisable at December 31, 2012:

		Options Outstanding		Options Exercisable
Exercise price range	Number outstanding	Weighted average remaining contract in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.00-0.10	3,000,000	4.00	$0.001	2,875,000	$0.001
0.11-0.20	2,561,233	7.34	0.150	2,102,953	0.150
0.21-0.30	2,722,095	8.65	0.280	273,427	0.280
0.31-0.40	6,426,095	8.91	0.320	1,255,101	0.316
	14,709,423	7.59	$0.218	6,506,481	$0.122

The following table sets forth the share activity for restricted stock awards activity for the three months ended December 31, 2012 and 2011:

	2012	2011
Balance outstanding, October 1,	1,000,000	7,000,000
Granted	-	100,000
Vested	(500,000)	(1,600,000)
Forfeited	-	-
Balance outstanding, December 31,	500,000	5,500,000

11. Segment Information

The Company divides its product and service lines into two main segments: (1) E-Commerce and Memberships which includes partner program with retailers, affinity groups and other organizations, subscription fees, co-operative advertising, business license fees; and (2) Auctions (now reported as discontinued operations).

	For the Three Months Ended
	December 31,
	2012	2011
E-Commerce and memberships
Revenue	$926,216	$337,255
Direct cost of revenue	186,906	420,611
Income (loss) from continuing operations	739,310	(83,356)
Income from discontinued operations	$2,354,712	$492,257

The total revenue recorded in our four geographic regions is summarized as follows:

	For the Three Months Ended December 31,
	2012	2011

European Union	$5,923,889	$1,318,238
North America	541,215	158,215
Australia and New Zealand	365,159	182,583
Worldwide	1,571,044	1,171,058
	$8,401,307	$2,830,094

Represented by revenue from:
Continuing operations	$926,216	$337,255
Discontinued operations	7,475,091	2,492,839
	$8,401,307	$2,830,094

12. Subsequent Events

Changes to the Company’s Business Model

On March 28, 2013, we terminated our Unique Bid and Xpress auction program to concentrate and enhance our global member based online Shopping Mall and Entertainment services and to introduce a comprehensive Travel and Lifestyle, Finance and Insurance, and Telecom online service.

Employment Agreement with Michael Hansen

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

Loan Agreements with Michael Hansen

On April 23, 2013, the Company entered into a loan agreement with Mr. Hansen, for an unsecured loan of up to $1 million which may be drawn as needed by the Company. Interest was accrued at 3% per annum beginning May 1, 2013, and all principal and accrued interest became due and payable in full on September 30, 2013. However, interest continues to accrue and the loan is still outstanding.

In August 2014, the Company issued an amended and restated promissory note to Mr. Hansen for a revolving loan commitment to fund the Company up to $5 million through December 31, 2015. Interest is calculated at 6% per annum commencing January 1, 2015, and all principal and accrued interest are to be paid on December 31, 2015. The Company recently drew down $1.5 million under the revolving loan and has $3.5 million in available funds for the cash flow needs of the Company.

Loan Agreement – Third Party

On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. Principal and accumulated interest shall be fully repaid on January 1, 2015, failing which there will be a late charge of $1,000 per day until full repayment.

Private Placements

On February 27, 2013, the Company entered into separate Securities Purchase Agreements (“SPA”) with several investors in Europe (“CG investors”) deemed to be Qualified Investors under Directive 2004/39/EC of the European Parliament and of the Council, for a private placement of up to 15 million shares of the Company’s Common Stock, based upon the market price of the Company’s Common Stock on the closing date. The qualification of being an investor is also conditioned upon them being a Business Associate of the Company. The private placement of shares is pursuant to Regulation S promulgated under the Securities Act of 1934 which is exempted from registration.

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

On July 23, 2014, the Company and a majority of the CG investors agreed to cancel their remaining obligations under the SPA, with an effective date of March 30, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Introductory Note

Caution Concerning Forward-Looking Statements

The discussion contained in this Quarterly Report on Form 10-Q (“Report”) under the Securities Exchange Act of 1934 (“Exchange Act”), contains forward-looking statements that involve risks and uncertainties. The registrant’s actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “Management believes” and similar language, including those set forth in the discussions under “Notes to Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Report. The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement. The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements.

Forward-looking statements include, but are not limited to, statements about:

●	our inability to establish and maintain a large growing base of Business Associates;
●	our failure to adapt to technological change;
●	increased competition;
●	increased operating costs;
●	changes in legislation applicable to our business;
●	our failure to improve our internal controls;
●	our inability to generate sufficient cash flows from operations or to secure capital and funds, including through Mr. Hansen, in order to maintain our current operations or support our intended growth; and
●	our failure to maintain registration of shares of our Common Stock under the Exchange Act.

For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of our Annual Report on Form 10-K for the year ended September 30, 2012: (a) Item 1A “Risk Factors”, and (b) Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Report. We do not undertake to update any forward-looking statement, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our condensed consolidated results of operations for the three months ended December 31, 2012 compared to the three months ended December 31, 2011; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included in this Report.

Due to the timing of the filing this report, this discussion and analysis includes a description of our business operations for three months ended December 31, 2012 as well as our current business operations. During the three months ended December 31, 2012, our business operations consisted of (i) online auctions, (ii) an online shopping portal that allowed customers to search for products offered by various online stores and (iii) an online entertainment portal that enabled customers to search and stream audio files from public sources. During fiscal year 2013, we ceased our online auction program and have since focused our operations on (i) our shopping and entertainment portals and (ii) newly introduced online travel and lifestyle, finance and insurance, and telecom services.

Programs for the Quarter Ended December 31, 2012

Overview

DubLi, through our Operating Subsidiaries, is a global network marketing company that sells merchandise, predominantly our proprietary electronic gift cards and, to a lesser extent consumer electronics, jewelry, and other luxury goods to consumers through Internet-based auctions conducted under the trade name “DubLi.com.”  Our online auctions are conducted in Europe (“EU”), North America (“US”) (United States, Mexico, Puerto Rico and Canada), Australia and New Zealand (“AU”), and Worldwide (“Global”). We have a large network of independent Business Associates that sell “credits,” or the right to make a bid in one of our auctions (referred to herein as “Credits” or “DubLi Credits”). These auctions are designed to offer consumers real savings on these goods.

Our revenue during quarter ended December 31, 2012 were generated primarily from the following items which were: (1) reported under discontinued operations: (a) the sale of electronic gift cards and goods through auctions; (b) the sale of Credits directly to consumers and through Business Associates; (c) handling fees for each auction transaction that resulted in the sale of an electronic gift card; and (2) reported under continuing operations: (a) annual license fees paid by Business Associates; (b) annual subscription, training, advertising, and conference event fees paid, and (c) commissions from the online shops and stores affiliated with our online shopping mall arising from the purchase transactions our customers generated.

How We Generated Revenue for the Quarter ended December 31, 2012:

Components of revenue for the quarter ended December 31, 2012 are summarized as follows:

Auctions (discontinued operations)
Bidding Credits used in auctions	$20,716,838
Bidding Credits broken in auctions	730,954
Gross revenue from auctions	21,447,792
Sale of goods and handling fees	1,553,606
Auctioned value of gift cards	667,845,779
Less: Cost of gift cards auctioned	(683,372,086)
Net auctioned value of gift cards	(13,972,701)
Net revenue from auctions	7,475,091

E-Commerce and Memberships	926,216
Total revenue	$8,401,307

Auctions (Discontinued Operations)

In October 2012, the Company suspended the Xpress price reveal (“Xpress”) and the Unique Bid (“Unique”) auctions. In December 2012, the Company notified our Business Associates and retail consumers that all auction activities would be discontinued, effective March 28, 2013. As a result, the operating results pertaining to the auction program was reclassified as discontinued operations.

The Company conducted reverse auctions in two formats; the Xpress auctions designed to sell our proprietary electronic gift cards (each a "Gift Card") that are redeemable for cash at a discount and the Unique bid auctions designed to enable consumers to purchase goods, such as computers, cameras, smart-phones, and jewelry at discounts to retail prices through the shopping portal. The Unique auction offers only certain inventory (brand new, newest model, full warranty) from the world’s leading manufacturers. Both types of auctions operate on four separate platforms, one each for EU, US, AU and Global.

In order to participate in and make bids in any DubLi.com online auctions, consumers were required to purchase DubLi Credits. We sold each Credit for either United States Dollar (US$) 0.80, Australian Dollar (AU$) 0.90 or Euros (€) 0.60 depending on portal location that entitled the consumer to one bid in either Unique or Xpress auctions. Discounts were available on the purchase of a substantial volume of Credits at one time. We also included Credits in various retail subscription packages such as the Premium and the V.I.P. Member Packages. Credits could be purchased directly from us or from one of our Business Associates. Accordingly, we generated revenue from the auctions both on the sale of Credits and on the sale of products to the ultimate auction winners. DubLi Credits had no monetary value, no stored value, they were not refundable after three days of purchase and they could not be redeemed for products or services. DubLi Credits could only be used to place bids at auctions. With each bid, the price of the goods on the Xpress auction was reduced by $/€ 0.20. We recorded the price reduction against the sale of the Credits and handling fees, which were recognized as revenue.

The Unique auction was scheduled with a definitive start and end time. At any time prior to the scheduled auction end time, anyone could make bids at the price at which they would purchase the product. Bids were required to be made in 0.20 increments in US$, AU$ or €. The individual who had placed the lowest unique bid (i.e. no other person had bid the same 0.20 incremental amount) was entitled to purchase the product at that bid price.

In an Xpress auction, the Gift Card up for auction was displayed with a starting price, which was the actual face value of the Gift Card (‘Starting Price”). Each time a person made a bid, the price was decreased by either US$0.20, AU$0.20 or 0.20€ and the reduced price became visible to the person making a bid and to no other person. The bidder could choose to purchase the Gift Card at the reduced price so shown or could opt to wait in the hopes that others would make further bids and drive the price down. The final purchase price was always less than the Starting Price and often represented a substantial discount to the Starting Price.

During the quarter ended December 31, 2012, we sold $668 million in Gift Cards from approximately 2.9 million auction transactions recording net revenue from DubLi Credits, sales of goods and handling fees and cost of gift cards auctioned of approximately $7.5 million. The net revenue recognized from the auctions approximated 89% of our revenue for the quarter ended December 31, 2012. We charged $0.80 retail and an average of $0.42 wholesale for each DubLi Credit that was used to bid down the price of our products on both the Xpress and Unique auctions. The revenue earned from the usage of the Credits and the breakage from unused expired Credits permitted us to sell products and electronic gift cards at discounted prices. All remaining unused Credits were categorized as a liability until they were used or expired. We also earned a $0.50 handling fee for each auction transaction that resulted in a closed sale of an electronic gift card and those fees generated revenue of $1.6 million.

Credits were sold to consumers directly by us or through our network of Business Associates. During the quarter ended December 31, 2012, substantially all our Credit sales were made through our network of Business Associates. Business Associates affiliated with our network marketing company purchased 80% of all DubLi Credits sold in the quarter ended December 31, 2012. The Business Associates purchased the DubLi Credits at an average discounted price of $0.42 which enabled them to earn an average of $0.38 per unit profit upon resale to their customers. The remaining 20% were sold directly from our web site at the full retail value of $0.80. The use of DubLi Credits and our auction activities ceased in March 2013. See the following section Trends in Our Business for discussion regarding the discontinuance of the auction program.

E-Commerce and Memberships

During fiscal year 2012, we introduced two new subscription services that offered streaming music and entertainment and rebate programs for a monthly subscription price of varying rates. We also earned commission income from the online shops and stores affiliated with our online shopping mall arising from the purchase transactions generated by our customers. We split those commissions with our customers and Business Associates in the form of cash back and commissions. Revenue generated from the shopping mall is recognized upon receipt of payment from the merchant. A percentage of the affiliate commission is paid to the member sixty days after the initial purchase transaction in the form of “cash back” which is recorded as cost of revenue.

Our network marketing organization of Business Associates is represented in dozens of countries throughout the world. Our Business Associates offers a wide variety of products and services to their customers, many of whom are also recruited to become Business Associates themselves. Business Associates earn commissions on sales of products and services that they sell directly, and earn commissions on “downstream” sales of products and services made by Business Associates that they recruit into the marketing network (“Down-line Associates”). Business Associates earn commissions on: (1) the sale of our Premium and V.I.P. Member subscriptions packages; and (2) a share in the commissions earned by the Company from customers who shop in our online shopping mall described above.

Business Associates also earn profits on the re-sale of Credits purchased by the subject Business Associate from us at a discount directly to retail consumers (“Affiliated Consumers”) who are signed up by such Business Associate. The amount of the profit earned by a Business Associate varies based on the total Credits purchased by the Business Associate over a consecutive twelve-month period.

Revenue generated from our E-Commerce and Memberships accounted for approximately 11% of our revenue in the quarter ended December 31, 2012

Trends in Our Business

Although the addition of a random bonus discount that varied from 50% to 90% per auction increased transaction volume significantly and resulted in an increase in gross revenue recorded during the fourth quarter of fiscal year 2012, the profit margins on a majority of the transactions were less than desired by the Company. Consequently, after conducting an evaluation of the auction program, we decided to discontinue this part of our business model during 2013 and to focus our resources on potentially more profitable programs for our E-Commerce platform.

Shopping transactions continue to shift from traditional to online retailers as the digital economy evolves. This shift has contributed to the growth of our business since inception, resulting in increased revenue. Although we expect our business to continue to grow, our revenue growth rate may not be sustainable over time, due to a number of factors, including increasing competition, the difficulty of maintaining growth rates if our revenue increase to higher levels, and increasing maturity of the online shopping market. We plan to continue to invest in our core areas of strategic focus, but cannot provide any assurance that such investment will result in increased revenue or net profit.We have taken steps to improve and increase the products offered on our web site via direct signing of dedicated private-label merchants providing cash back shopping programs, entertainment and an expanded global online shopping mall that provides a true worldwide shopping experience.

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

New Programs subsequent to the Quarter Ended December 31, 2012

Overview

In December 2012, Management conducted an evaluation of our Unique Bid and Xpress auction program and determined that DubLi would derive a greater financial return by focusing on the enhancement of its e-commerce platform and that the operations of the auctions would be incompatible with the enhanced platform. As a result, during the second quarter ended March 30, 2013, DubLi terminated our auctions program in order to enhance its global member based Shopping Mall and Entertainment services and to introduce a comprehensive Travel and Lifestyle, Finance and Insurance, and Telecom online service. DubLi's vision is to capitalize on both the growing international travel sector as well as the continuously expanding trends in consumer online purchasing, both domestically and in global growth markets in Asia and South America. We cannot provide any assurance that we will be successful in capitalizing on the international travel sector or trends in consumer online purchasing domestically or internationally.

Subsequent to December 31, 2012, DubLi has focused exclusively on becoming a global e-commerce and network marketing organization that brokers products and services to consumers through Internet-based searches conducted under the trade name DubLi.com. Neither the Company nor our Business Associates maintain physical inventory or deliver physical products. DubLi provides services in EU, US, AU and Global, and plans to expand its service offerings to India, Asia and South America. We cannot provide any assurance that we will be successful in expanding our services to India, Asia and South America. Our network of independent Business Associates is the primary sales driver for the organization. In fiscal years 2013 and 2014, the Business Associates have sold marketing packages and co-branded Partner Program marketing opportunities to drive traffic to our Dubli.com site.

Recognizing that e-commerce continues to attract market share from the traditional retail market, our Management decided to completely re-design our web offerings into a consumer-based e-commerce platform more consistent with DubLi's core consumer-driven values. The consumer purchasing experience is based on a global entertainment and shopping mall platform that features a travel and lifestyle portal. The redesign is being implemented in multiple phases and has built-in flexibility to adjust to real time market and consumer behavioral data. The website will focus on merchant-based product and services searches.

Since December 2012, DubLi’s revenue has been derived from a combination of:

●	Sales of DubLi.com Premium and V.I.P. membership subscriptions;
●	Affiliate commissions earned from DubLi.com online shopping mall retailers, net of “cash-back” payments to customers and commission payments to Business Associates;
●	Affiliate commissions earned from DubLi.com online travel providers, net of “cash-back” payments to customers and commission payments to Business Associates;
●	Online sales of software, games, music and videos from DubLi online entertainment;
●	DubLi Network revenue from sales training materials, and conferences sold to Business Associates and Partner Program participants;
●	Sales of marketing packages to Business Associates and Partner Program participants; and
●	Sales of monthly business licenses to Business Associates and Partner Program participants.

Our Management continues to utilize the existing structure of our network of Business Associates to drive sales and marketing efforts for DubLi.com in various countries. As the Business Associates invest in the development of their own organizations through continued education and media purchase, they are assigned qualified customers who are registered users to the DubLi.com site. Both the consumer and the Business Associates will receive a percentage of the affiliate commission attributed to each purchase while DubLi retains the remaining commission. We expect that the Business Associates will continue to build our organization, reaching new DubLi.com consumers directly, through marketing programs and through co-branded Partner Programs. The new marketing programs were initiated in the US during this current quarter ended December 31, 2012, and were launched worldwide in the third quarter of fiscal 2013.

The subscription membership packages includes access to the DubLi Shopping Mall and a wide range of entertainment, travel and other product offerings, advanced user experience features and greater “cash back” earnings. A major portion of the cash back incentives received by DubLi from retailers will be passed through to the consumers to strengthen website loyalty and to the Business Associates to reinforce sales-marketing efforts resulting in increased activity to the site.

In fiscal year 2013, DubLi revised its Partner Program offered to companies, associations, affinity groups and non-profit organizations to reflect the changes in its service offerings. Using the Partner Program gives participating organizations a professional web presence, access to products offered on the various malls through DubLi, and the use of DubLi back office to complete all customer purchase processes. DubLi provides a variety of ready-made templates that can be customized to the individual requirements of any organization, including the use of the organization's URL.

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

A summary of the revised service offerings for periods subsequent to December 31, 2012 is as follows:

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

Results of Operations

	For the Three Months Ended
			Increase (Decrease)			Percent of
	December 31,		Amount	Percent		revenue
	2012	2011			2012	2011

Revenue	$926,216	$337,255	$588,961	175%	100%	100%
Direct cost of revenue	186,906	420,611	(233,705)	(56)	20	125
Gross income (loss)	739,310	(83,356)	822,666	987	80	(25)
Selling, general and administrative expense	3,601,976	3,407,908	194,068	6	389	1,011
Loss from operations	(2,862,666)	(3,491,264)	(628,598)	(18)	(309)	(1,035)
Interest expense	1,125	1,253	(128)	(10)	-	-
Loss before income taxes	(2,863,791)	(3,492,517)	(628,726)	(18)	(309)	(1,036)
Provision for income taxes	-	-	-	-	-	-
Loss from continuing operations	(2,863,791)	(3,492,517)	(628,726)	(18)	(309)	(1,036)
Income from discontinued operations	2,354,712	492,257	1,862,455	378	254	146
Net loss	(509,079)	(3,000,260)	(2,491,181)	(83)	(55)	(890)
Foreign currency translation adjustment	(714,128)	76,549	(790,677)	(1033)	(77)	23
Comprehensive loss	$(1,223,207)	$(2,923,711)	$(1,700,504)	(58)%	(132)%	(867)%

Revenue

We recorded operating revenue of approximately $926,000 for the three months ended December 31, 2012 (“2013 Qtr1”), an increase of approximately $589,000, or 175%, as compared to approximately $337,000 in the same period ended December 31, 2011 (“2012 Qtr1”). The increase in revenue is mainly attributed to an improved website that enhanced our customers’ shopping experience with improved integration of the web shopping mall experience with our music sites, increased revenue from the new subscription packages, the V.I.P. and Premium Packages, as well as, revenue generated from advertising packages.

Direct Cost of Revenue

During 2013 Qtr1, we had direct cost of revenue of approximately $187,000, or 20% of revenue, versus approximately $421,000 or 125% of revenue in 2012 Qtr1 which represented a decrease of approximately $234,000 or 56%. The Company held a convention during 2012 Qtr1 and marketed the event to Business Associates. During 2013 Qtr1, the Company did not hold any similar event, resulting in the decrease in cost of revenue.

Gross income

We had gross income of approximately $739,000 and a gross loss of approximately $(83,000) for 2013 Qtr1 and 2012 Qtr1, respectively. Gross margin increased by $823,000 or 987% primarily due to the increase in operating revenue and the decrease in direct cost of revenue as stated above.

Selling, general and administrative expense

Selling, general, and administrative expense (“SGA”) comprise primarily of salaries and benefits, merchant service fees, outside services and stock compensation expense. SGA for 2013 Qtr1 was $3.6 million compared to $3.4 million for 2012 Qtr1 resulting in an increase of $194,000 or 6% which was mainly due to increased outside service provider expenses.

Loss from continuing operations

Loss from continuing operations during 2013 Qtr1 was approximately $2.9 million as compared to approximately $3.5 million in 2012 Qtr1, a decrease of $0.6 million, or 18%. The decrease was primarily due to increased revenue from subscriptions, the introduction of advertising and sales events, and increased commissions and rebates from our shopping mall. Direct cost of revenue as a ratio of revenue was lower in 2013 Qtr1 as compared to 2012 Qtr1 due to reduced costs of advertising and sales events.

Income from discontinued operations

In October 2012, the Company suspended the Xpress and Unique Bids Auctions. In December 2012, the Company notified our Business Associates and retail consumers that all auction activities would be discontinued, effective March 28, 2013. As a result, the operating results for the auction program have been reclassified as income from discontinued operations.

Income from discontinued operations during 2013 Qtr1 increased to approximately $2.4 million from approximately $0.5 million in 2012 Qtr1, an increase of $1.9 million or 378%. The increase was primarily due to increased auction transaction counts that required usage of Dubli Credits for each bid which led to increased sales of DubLi Credits recognized as revenue. Direct cost of revenue as a ratio of net revenue was lower in 2013 Qtr1 as compared to 2012 Qtr1 due to reduced commission payout to Business Associates. The lower commission payout was as a result of the mix of packages sold for the DubLi Credits that paid a lower average commission rate.

Net loss

We recorded a net loss of $0.5 million for 2013 Qtr1, a decrease of $2.5 million over 2012 Qtr1, which was mainly due to increased revenue as reported in our continuing operations and discontinued operations.

Foreign currency translation adjustment

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

The foreign currency translation loss was approximately $714,000 for 2013 Qtr1 as compared to a gain of approximately $77,000 for 2012 Qtr1, an increase of approximately $813,000.

Comprehensive Loss

We had a comprehensive loss of $1.2 million for 2013 Qtr1 compared to $2.9 million in 2012 Qtr1, a decrease of $1.7 million, or 58%. Our comprehensive loss was a function of revenue, direct cost of revenue, SGA, discontinued operations, and foreign currency translation adjustment. Revenue, direct cost of revenue, SGA, and discontinued operations as described above, resulted in a net loss of approximately $0.5 million in 2013 Qtr1 as compared to a net loss of approximately $3.0 million in 2012 Qtr1, an improvement in the operating results, quarter over quarter of $2.5 million or 83%.

Liquidity and Capital Resources

General

As of December 31, 2012, the Company had cash and cash equivalents of approximately $0.7 million. This represented a $7.9 million or 92% decrease from approximately $8.6 million recorded at September 30, 2012. The decrease was primarily due to cash receipts that were already received as of September 30, 2012 when the DubLi Credits were sold, even though these DubLi Credits were used in our auction program reported as discontinued operations in the current period 2013 Qtr1.

Restricted cash included in current assets was approximately $2.8 million at December 31, 2012 compared to approximately $5.7 million at September 30, 2012, a decrease of $2.9 million or 50% resulting primarily due to the release of cash withheld. The restricted cash is withheld based on a six month rolling reserve for charge backs by credit card processors and averaged 5% of credit card sales processed.

Operating Activities

Net cash used in operating activities totaled approximately $6.9 million during 2013 Qtr1. The main components impacting cash flow from operations in 2013 Qtr1 were (i) receipt of $2.9 million from restricted cash held back by processors, and (ii) increased payments to Business Associates which resulted in $9.5 million reduction in Business Associates payable. Net cash used in operating activities totaled approximately $0.2 million during 2012 Qtr1. The main components impacting cash flow from operations in 2012 Qtr1 were increase in restricted cash withheld of $533,000 offset by an increase in customer deposits of $991,000.

Investing Activities

Net cash used in investing activities was approximately $0.3 million during 2013 Qtr1 for purchase of equipment and software. Net cash used in investing activities was approximately $0.5 million during 2012 Qtr1 primarily for acquisition of land, and purchase of equipment and software.

Financing Activities

For the 2013 Qtr1, net cash provided by financing activities was approximately $70,000 from preferred stock subscription proceeds. There was no net cash provided by financing activities in 2012 Qtr1.

Liquidity

The Company is making changes to our product offerings, which will place additional demands on future cash flows and decrease liquidity as we improve our systems. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our revised operations and revenue generated from such operations, competitive pressures, and acquisitions of complementary products, technologies or businesses. We intend to increase our marketing efforts in order to grow our network of Business Associates that will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenue from operations; adequately deal with competitive pressures; acquire complementary products, technologies or business; or increase our marketing efforts.

As a result of the Company incurring substantial losses and to meet the cash requirements for working capital and capital expenditures, we will require additional financing. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we will be unable to execute upon our business plan and pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Operations subsequent to December 31, 2012 have been financed (i) through borrowings from the Company’s President and Chief Executive Officer, Mr. Michael Hansen amounting to $1.9 million for 2013 fiscal year and $1.5 million during fiscal 2014 to date; and (ii) from the sale of land in Dubai in March 2014 which resulted in net proceeds of $0.8 million. In August 2014, Mr. Hansen executed a revolving loan commitment to fund the Company up to $5 million through December 31, 2015. Currently, the Company still has negative working capital and recently drew down $1.5 million under the $5 million revolving loan facility from Mr. Hansen.

Until such time as cash flows provided by operations increase to the amounts necessary to cover the Company’s operating costs, capital expenditure and other cash outflows, we will remain dependent upon borrowings from Mr. Hansen to obtain the funds necessary to continue operations. However, there can be no assurance that Mr. Hansen will provide any further funding to the Company in excess of that provided under the previously discussed $5 million amended and restated promissory note.

Cash in Foreign Subsidiaries

The Company has significant operations outside the United States (“US”). As a result, cash generated by and used in the Company's foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of December 31, 2012, the Company held $0.6 million of unrestricted and $2.8 million of restricted cash in foreign subsidiaries.

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

Subsequent events

●	On January 23, 2013, the Company and Agaani entered into a Rescission Agreement and Mutual Release, pursuant to which the Company and Agaani rescinded the agreement for the sale of assets, assumption of liabilities and obligations, and licensing of certain rights dated as of January 3, 2013 (“Transaction Agreement”). Agaani returned the assets, liabilities and obligations to the Company's subsidiaries in the state they were in immediately prior to the Transaction Agreement as if the Transaction Agreement never occurred.

●	On February 26, 2013, DubLi appointed Eric Nelson as CFO of the Company. In connection with Mr. Nelson's appointment as CFO, he entered into an employment agreement with the Company, which has an initial term of five years, with successive one-year renewals, and provides for a minimum annual base salary of $225,000. In addition, DubLi may pay additional salary from time to time, and award bonuses in cash, stock or stock options or other property and services.

Mr. Nelson is also entitled to three months' severance pay during the first year of the agreement and six months' severance pay thereafter, plus any accrued base and incentive pay, in the event that he is terminated without cause. Mr. Nelson is restricted from competing with the Company during the course of his employment and for a period of one year after his employment has been terminated.

●	On February 27, 2013, DubLi entered into a new employment agreement and restricted stock award agreement with our President and CEO, Michael Hansen which superseded and replaced the previous employment agreement and non-qualified stock option agreement. In addition, Mr. Hansen and DubLi also entered into a cancellation agreement effective September 30, 2011 whereby Mr. Hansen relinquished his rights to the remaining 23,041,767 unvested options under the non-qualified stock option agreement dated May 14, 2011.

Mr. Hansen's new employment agreement with the Company, has an initial term of five years, with successive one-year renewals, and provides for a minimum annual base salary of $420,000 and a stock award of 25 million shares of the Company’s Common Stock. 2.5 million of shares vested on September 30, 2013 and the remaining 22.5 million shares will vest at the rate of 2.5 million shares on March 31 and September 30 of each year, beginning on March 31, 2014, until all shares have vested for so long as his agreement remains in effect. In the event of a change in control (as defined in the Company's 2010 Omnibus Equity Compensation Plan), all previously unvested shares will immediately vest. If the Board determines that any negligence or intentional misconduct by Mr. Hansen results in a restatement of the Company's consolidated financial statements, then any shares that are not yet vested that were granted during the three month period prior to or the nine month period following the issuance of the consolidated financial statements shall be forfeited.

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

●	On February 27, 2013, the Company entered into separate Securities Purchase Agreement (“SPA”) with several investors in Europe (“CG investors”) deemed to be Qualified Investors under Directive 2004/39/EC of the European Parliament and of the Council, for a private placement of up to 15 million shares of the Company’s Common Stock, based upon the market price of the Company’s Common Stock on the closing date. The qualification of being an investor is also conditioned upon them being a Business Associate of the Company. The private placement of shares is pursuant to Regulation S promulgated under the Securities Act of 1934 that is exempted from registration.

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

On July 23, 2014, the Company and a majority of the CG investors agreed to cancel their remaining obligations under the SPA, with an effective date of March 30, 2013.

●	On April 23, 2013, the Company entered into a loan agreement for $1 million with Mr. Hansen. Under the terms of the loan agreement, funds may be drawn down as needed by the Company at an interest rate of 3% per annum beginning May 1, 2013, and all principal and accrued interest became due and payable in full on September 30, 2013. However, interest continues to accrue and the loan is still outstanding.

●	On June 20, 2013, the Company entered into separate stock purchase agreements with several executives of the Company namely Michael Hansen, President and CEO; Eric Nelson, CFO; Andreas Kusche, General Counsel; Rick Daglio, Chief Technology Officer; and Thomas Sikora, Chief Product Officer with respect to the sale of 30,408,453 shares of Common Stock at a price of $0.10 per share. On the date that the Board of Directors of the Company approved the transaction, the Company's Common Stock had a closing price of $0.115.

●	Effective June 30, 2013, the Company and Messrs. Hansen, Nelson, Kusche, and Sikora mutually agreed to cancel the stock purchase agreements entered into on June 20, 2013.

●	On November 15, 2013, the Company entered into an amendment to the stock purchase agreement with Mr. Hansen for an additional 751,000 shares of Common Stock at a price of $0.10 per share. The consideration of $75,100 was paid partly by cash of $25,000 and the balance of $50,100 through conversion of debt owed to Mr. Hansen.

●	Effective November 30, 2013, the Company and Mr. Hansen mutually agreed to cancel the amended stock purchase agreement entered into on November 15, 2013.

●	On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. Principal and accumulated interest shall be fully repaid on January 1, 2015, failing which there will be a late charge of $1,000 per day until full repayment.

●	On August 11, 2014, the Company issued a promissory note (“Note”) to Mr. Hansen for a revolving loan commitment to fund the Company up to $3 million through December 31, 2015. Interest is calculated at 6% per annum commencing January 1, 2015, and all principal and accrued interest are to be paid on December 31, 2015.

On August 27, 2014, the Company entered into an amendment and restatement of the revolving loan agreement (“Amended Note”) with Mr. Hansen whereby the maximum amount available under the loan agreement was increased by $2 million, for an aggregate amount of up to $5 million. All the other existing terms of the Note remained unchanged in the Amended Note. The Company recently drew down $1.5 million under the revolving loan and has $3.5 million in available funds for the cash flow needs of the Company.

Off-Balance Sheet Arrangements

At December 31, 2012 and 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Management, including our principal executive officer and our principal financial and accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15 (e) under the Exchange Act) as of the end of the period covered by this Report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and (ii) accumulated and communicated to Management, including the principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As previously reported in our Form 10-K for the year ended September 30, 2012, as a result of our principal executive officer’s and principal financial and accounting officer’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2012, we identified the material weaknesses in internal control over financial reporting as of September 30, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Plans

To address the identified material weakness discussed above, we have:

1.	Engaged a firm of enterprise resource planning (“ERP”) system consultants to assist with the integration of the Company's accounting and reporting systems into a single automated system;
2.	Hired a new Chief Financial Officer in February 2013 and a Corporate Controller in 2014;
3.	Commenced a reorganization of our accounting and administrative staff designed to improve work flow and enhance internal controls;
4.	Engaged a law firm to advise us regarding securities law compliance and corporate governance standards;
5.	Hired a CPA firm to assist us in the preparation of our tax accrual and footnote;
6.	Hired additional accounting staff in 2014 including an internal control compliance manager; and
7.	Engaged an internal audit firm to assist with control assessment and remediation.

Under the steps as detailed in the “Remediation Plans”, we are in the process of enhancing our internal control processes as follows:

(1)	Control Environment
(a)	continue to upgrade our accounting staff in order to achieve an effective control environment;
(b)	develop an anti-fraud program and implement a whistle-blower program and a program to manage and identify fraud risks;
(c)	continue to reorganize our accounting and administrative staff designed to improve work flow and enhance internal controls;
(d)	formalize our finance-related job descriptions for all staff levels that specifically identify required financial reporting roles, responsibilities, and competencies, and clarify responsibility for maintaining our internal controls over financial information;
(e)	use our best efforts to obtain appropriate Type II SSAE 16 service auditor's reports from its service organizations when available; and
(f)	implement unused system features and provide training to better utilize our ERP system to lessen the use of spreadsheets and to also develop controls over spreadsheets and migrate from spreadsheet based consolidations to using the consolidations capabilities built into our ERP system.

(2)	Monitoring of internal control over financial reporting
(a)	continue to improve our policies and procedures with respect to the review, supervision and monitoring of our accounting operations;
(b)	performed a risk assessment in order to improve our monitoring function in conjunction with our ERP system; and
(c)	we formalized our process to improve the organization structure and we are working to develop forecasts and plans by which our Management can measure achievement against formalized benchmarks.

(3)	Period end financial close and reporting
(a)	continuing to improve our financial reporting and closing processes; and
(b)	continuing to document and implement controls over financial reporting.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual consolidated financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. While our Board has been supportive of our efforts in the hiring of various individuals in our finance department, as well as, funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we cannot recruit and retain more qualified professionals. Among other things, any un-remediated material weaknesses could result in material post-closing adjustments in future financial statements. If we are unable to obtain the necessary funds, we may not be able to implement our remedial measures.

PART II: OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On December 31, 2013, the Company vacated our former Boca Raton office premises prematurely before the lease agreement expiration date of January 31, 2020. Subsequently on January 23, 2014, the landlord filed suit against the Company for breach of lease. The complaint did not specify the amount of claimed damages, but instead generally sought all amounts allegedly due and owing under the terms of the lease agreement as well as the landlord’s costs, expenses and reasonable attorney fees. In the Company’s answer to the complaint, the Company contended that, among other things, the landlord breached the lease agreement by failing to maintain and repair the office building and premises and had re-taken the office premises for its own benefit. Under the present circumstances, we are unable to provide an estimation of the damages, if any. However, in the event that any damages are owed to the landlord, we contend that damages are limited by the early termination provision in the lease agreement to approximately $2.14 million. The Company continues to defend against the landlord’s claim of which we are unable to determine the outcome at this present time.

ITEM 1A. RISK FACTORS

There has been no material change to the risk factors relating to our business as disclosed in our Form 10-K for the year ended September 30, 2012 as filed with the SEC on August 26, 2014.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

No.	Description

10.52	Promissory Note dated August 11, 2014 between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on August 28, 2014).

10.53	Amended and Restated Promissory Note dated August 27, 2014 between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 28, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DubLi, Inc.

Date: September 29, 2014.	By:	/s/ Michael Hansen
Michael Hansen President and Chief Executive Officer

