Form 10-Q
period 2013-03-31
DubLi, Inc.
filed 2014-10-16
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013, or

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

The number of shares outstanding of each of the issuer’s classes of stock, as of October 13, 2014 is as follows:

Number of shares of Preferred Stock outstanding: 185,000

Number of shares of Common Stock outstanding: 428,575,334

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DubLi, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$300,974	$8,588,461
Restricted cash	1,927,783	5,679,343
Accounts receivable	189,571	190,421
Other receivables and prepaid expenses	205,921	451,096
Asset of discontinued operations	-	1,974,341
Total current assets	2,624,249	16,883,662
Property and equipment, net	5,430,428	5,437,587
Other assets	95,477	95,477
TOTAL ASSETS	$8,150,154	$22,416,726

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable	$1,996,580	$1,291,282
Business Associates payable	2,040,526	12,763,350
Customer deposits	2,294,402	2,828,174
Other payables and accrued liabilities	1,218,699	1,021,559
Unearned subscription fees and advertising	9,128,489	10,006,281
Liability of discontinued operations	7,502,274	13,121,844
TOTAL LIABILITIES	24,180,970	41,032,490
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
25 million shares authorized, $0.01 par value, 185,000 shares issued and outstanding at March 31, 2013 and September 30, 2012	1,850	1,850
Common stock
500 million shares authorized, $0.001 par value, 423.0 million (March 31,2013) and 408.5 million (September 30, 2012) shares issued and outstanding	422,959	408,513
Additional paid-in-capital	23,638,612	20,970,205
Accumulated other comprehensive income	71,428	76,386
Accumulated deficit	(40,165,665)	(40,072,718)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(16,030,816)	(18,615,764)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,150,154	$22,416,726

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenue	$3,103,973	$1,066,237	$4,030,189	$1,403,492
Direct cost of revenue	300,770	62,007	487,676	482,618
Gross income	2,803,203	1,004,230	3,542,513	920,874
Selling, general and administrative expense	3,133,034	3,110,640	6,735,010	6,518,548
Software impairment charge	354,954	-	354,954	-
Loss from operations	(684,785)	(2,106,410)	(3,547,451)	(5,597,674)
Interest expense	550	1,019	1,675	2,272
Loss before income taxes	(685,335)	(2,107,429)	(3,549,126)	(5,599,946)
Income taxes	-	-	-	-
Loss from continuing operations	(685,335)	(2,107,429)	(3,549,126)	(5,599,946)
Income (loss) from discontinued operations	1,101,465	(776,540)	3,456,177	(284,283)
Net income (loss)	$416,130	$(2,883,969)	$(92,949)	$(5,884,229)
Earnings (loss) per share
Basic and diluted:
Continuing operations	$0.00	$(0.01)	$(0.01)	$(0.02)
Discontinued operations	$0.00	$0.00	$0.01	$0.00

Weighted average shares outstanding
Basic and diluted	414,279,407	361,481,056	411,412,026	360,694,346

See accompanying notes to condensed consolidated financial statements (unaudited).

4

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net income (loss)	$416,130	$(2,883,969)	$(92,949)	$(5,884,229)
Foreign currency translation adjustment	709,170	(61,821)	(4,958)	14,728
Comprehensive income (loss)	$1,125,300	$(2,945,790)	$(97,907)	$(5,869,501)

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Loss from continuing operations	$(3,549,126)	$(5,599,946)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	85,268	56,735
Software impairment charge	354,954	-
Stock based compensation	486,698	2,936,767
Promotional DubLi credits	-	39,351
Restricted cash recovery	-	(293,438)
Changes in operating assets and liabilities:
Restricted cash	3,751,560	(1,500,520)
Accounts receivable	851	56,175
Inventory	-	26,402
Other receivables and prepaid expenses	174,874	35,153
Accounts payable	705,301	727,031
Business Associates payable	(10,722,824)	744,296
Customer deposits	(533,773)	-
Other payables and accrued liabilities	197,138	(170,866)
Unearned subscription fees and advertising	(877,792)	344,165
Net cash flows from continuing operations	(9,926,871)	(2,598,695)
Income (loss) from discontinued operations	3,456,177	(284,283)
Change in net asset of discontinued operations	(3,645,230)	3,573,187
Net cash flows from discontinued operations	(189,053)	3,288,904
Net cash flows from operating activities	(10,115,924)	690,209
Cash flows from investing activities:
Purchase of equipment and software	(433,060)	(142,833)
Acquisition of land	-	(270,015)
Other assets	-	(20,826)
Net cash flows from investing activities	(433,060)	(433,674)
Cash flows from financing activities:
Proceeds from preferred stock issuance	70,300	-
Proceeds from common stock issuances	1,902,658	468,643
Proceeds from stock options exercised	293,497	-
Repayments of note payable – related party	-	(202,312)
Net cash flows from financing activities	2,266,455	266,331
Effect of exchange rate changes	(4,958)	(31,344)
Net change in cash and cash equivalents	(8,287,487)	491,522
Cash and cash equivalents, beginning of period	8,588,461	1,503,234
Cash and cash equivalents, end of period	$300,974	$1,994,756

Supplemental cash flow information:
Cash paid for interest	$1,675	$2,272
Cash paid for income taxes	-	-
Non-cash transactions:
Issuance of note payable to a related party for land	$-	$223,000

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company

DubLi, Inc. (“DubLi,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global network marketing company. Our online transactions are conducted through DubLi.com websites in Europe, North America, Australia and New Zealand and through a global portal serving the rest of the world. We have a large network of independent Business Associates that sell our various online products. Prior to March 28, 2013, DubLi’s principal business consisted of reverse auctions programs conducted online that were designed to (i) sell its proprietary electronic gift cards; and (ii) enable consumers to purchase merchandise through its shopping portals from online retailers at discount prices. Effective March 28, 2013 the Company discontinued its auction program. DubLi’s principal business now consists of facilitating the online sale of merchandise and services by third parties by providing cash back incentives to consumers to purchase from these third parties through the DubLi.com websites.

The Company is organized in Nevada and its principal executive offices are located in Ft Lauderdale, Florida. The Company’s wholly owned subsidiaries are incorporated in Florida, the British Virgin Islands, Cyprus and the United Arab Emirates.

Our President and Chief Executive Officer, Michael Hansen has a direct ownership of approximately 69.8 million shares of Common Stock and 185,000 shares of Super Voting Preferred Stock as of March 31, 2013. As a result, Mr. Hansen had the power to cast approximately 56.2% of the combined votes that can be cast by the holders of the Common Stock. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors and all other corporate actions.

Liquidity

The Company has incurred operating losses since its inception. As a result, the Company had stockholders’ and working capital deficits of approximately $16.0 million and $21.6 million, respectively, as of March 31, 2013.

Operations subsequent to March 31, 2013 have been financed (i) through borrowings from the Mr. Hansen, amounting to $1.2 million for the balance of fiscal 2013 and $1.5 million during fiscal 2014; (ii) from the sale of land in Dubai in March 2014 which resulted in net proceeds of $0.8 million; and (iii) through an unsecured loan from an unrelated party of $0.5 million. In August 2014, Mr. Hansen executed a revolving loan commitment to fund the Company up to $5 million through December 31, 2015. Currently, the Company still has negative working capital and in August 2014 drew down $1.5 million under the $5 million revolving loan facility from Mr. Hansen.

Until such time as cash flows provided by operations increase to the amounts necessary to cover the Company’s operating costs, capital expenditure and other cash outflows, the Company will remain dependent upon borrowings from Mr. Hansen to obtain the funds necessary to continue operations. However, there can be no assurance that Mr. Hansen will provide any further funding to the Company in excess of the amount provided under the previously discussed $5 million amended and restated promissory note.

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

Use of Estimates

The preparation of these condensed consolidated financial statements, in conformity with US GAAP required Management to make estimates and assumptions that affected the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

Reclassifications

Certain prior period amounts in the condensed consolidated financial statements and notes thereto, have been reclassified to conform to the current period presentation. However, total assets, total liabilities, revenue and net loss were not changed as a result of those reclassifications.

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

Under the new guidance, the termination of the Company’s auction program and DubLi Credits in March 2013 could be considered to be a strategic shift and therefore would be reported as a discontinued operation. The reporting of discontinued operations affects the presentation of the assets, liabilities and results of operations of the discontinued component or group of components, and does not affect comprehensive income or loss. ASU 2014-08 is effective for annual and interim reporting periods beginning on or after December 15, 2014. Early adoption is permitted if discontinued operations have not already been reported in financial statements previously issued or available for issuance. The Company is currently evaluating the impact that the new guidance may have on its consolidated financial statements.

In May 2014, the FASB issued Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new guidance provided by ASU 2014-09 is intended to remove inconsistencies and weaknesses in the existing revenue requirements, provide a more robust framework for addressing revenue issues, improve comparability, provide more useful information and simplify the preparation of financial statements. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that the new guidance may have on its consolidated financial statements.

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

Basic and Diluted Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing the earnings (loss) attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. Since the effect of common stock equivalents was anti-dilutive relating to its losses from continuing operations, all such equivalents were excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which consisted of outstanding stock options and other compensation arrangements not included in dilutive weighted average shares for the three months ended March 31, 2013 and 2012 were 9,623,944 and 13,082,228, respectively, and for the six months ended March 31, 2013 and 2012, were 7,936,558 and 9,997,096, respectively.

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

In October 2012 the Company suspended its Xpress and Unique Bid auctions program and subsequently terminated the program in March 2013. As a result, the use of DubLi Credits was discontinued. DubLi Credits that were unused by retail consumers after the Company’s notice period expired in accordance with Company policy have been recognized as income at that time. Any remaining unused DubLi Credits owned by Business Associates have been reclassified as a liability of discontinued operations as of March 31, 2013. Following termination of the auction program, all unused DubLi Credits still owned by Business Associates were subsequently exchanged with replacement vouchers that the Business Associates are able to use to: (i) upgrade their customers’ status with a full year’s membership; or (ii) sign up one new Partner Program whereby the sign-up fee and first year annual portal fee are waived.

3. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. The total amount of restricted cash held in the currencies shown but translated into U.S. Dollars were as follows:

	March 31,	September 30,
	2013	2012
Euro	$915,442	$2,412,842
Australian Dollar	65,655	119,527
United States Dollar	946,686	3,146,974
Total	$1,927,783	$5,679,343

4. Property and Equipment

Property and equipment is comprised of the following:

	March 31,	September 30,
	2013	2012
Land:
Held for investment	$3,546,649	$3,546,649
Acquired for sales incentives	3,562,500	3,562,500
Less: Valuation allowance	(2,496,752)	(2,496,752)
	4,612,397	4,612,397
Computers and equipment	298,362	285,349
Computer software	686,381	706,734
Furniture and fixtures	71,159	46,719
	1,055,902	1,038,802
Accumulated depreciation	(237,871)	(213,612)
	818,031	825,190
Total	$5,430,428	$5,437,587

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

Management determined that an impairment charge of approximately $1.5 million will be recognized during the fourth quarter of fiscal 2013 to reflect the fair value of the Dubai land sold in December 2013. No events or circumstances arose during the quarter ended March 31, 2013 that would have required a test for impairment.

Land Acquired for Sales Incentives

The Company acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of March 31, 2013, the land value of $1.07 million included the contract price of $3 million plus a landfill adjusted cost of $0.56 million less a valuation allowance of $2.5 million that was based on Management’s evaluation of the estimated fair value.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Business Associates upon attaining certain performance objectives.

Depreciation

Depreciation expense was $52,768 and $23,094, for the three months ended March 31, 2013 and 2012, respectively, and $85,268 and $56,735 for the six months ended March 31, 2013 and 2012, respectively.

5. Unearned Subscription Fees and Advertising

The Company defers revenue from: (1) the unearned portion of the annual subscription fees paid by Business Associates who join the DubLi Network, (2) the unearned portion of the monthly online entertainment and shopping subscriptions fees, and (3) the unearned portion of co-operative advertising programs. Revenue from: (i) subscription fees received in advance from Business Associates, Partner Programs and Customers are recognized ratably over the life of the program, and (ii) co-operative advertising programs from Business Associates are recognized when all services and obligations are fulfilled.

The following summarizes the components of unearned subscription fees and advertising:

	March 31,	September 30,
	2013	2012
Subscription fees	$1,319,252	$1,926,047
Co-operative advertising programs	7,809,237	8,080,234
	$9,128,489	$10,006,281

6. Discontinued Operations

In October 2012, the Company suspended the Xpress and Unique Bids Auctions. In December 2012, the Company notified its Business Associates and retail consumers that all auction activities would be discontinued, effective March 28, 2013. As a result, the following operating results for the auction program have been reclassified as income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenue
Bidding Credits used in auctions	$2,473,517	$1,372,469	$23,190,355	$2,927,313
Bidding Credits broken in auctions	2,454,158	1,151,119	3,185,113	2,469,946
Gross revenue from auctions	4,927,675	2,523,588	26,375,468	5,397,259
Sale of goods and handling fees	115,290	70,590	1,668,897	162,621
Auctioned value of gift cards	39,068,097	25,701,247	706,913,874	42,508,854
Less: Cost of gift cards auctioned	(40,892,175)	(26,858,547)	(724,264,261)	(44,139,017)
Net auctioned value of gift cards	(1,708,788)	(1,086,710)	(15,681,490)	(1,467,542)
Net revenue from auctions	3,218,887	1,436,878	10,693,978	3,929,717
Direct cost of revenue:
Commissions paid on sales of DubLi Credits	2,117,422	2,113,195	7,174,715	3,900,327
Cost of goods sold at auction	-	100,223	63,086	313,673
Total direct cost of revenue	2,117,422	2,213,418	7,237,801	4,214,000
Income (loss) from discontinued operations	$1,101,465	$(776,540)	$3,456,177	$(284,283)

Income from discontinued operations is presented net of expected income taxes.

The carrying amounts of the asset and liability arising from the auction program as of March 31, 2013 and September 30, 2012, have been reclassified in the accompanying condensed consolidated balance sheets as follows:

	March 31,	September 30,
	2013	2012
Asset of discontinued operations
Prepaid customer acquisition costs	$-	$1,974,341
Liability of discontinued operations
Unused DubLi Credits	$7,502,274	$13,121,844

7. Income Taxes

For the three month periods and the six month periods ended March 31, 2013 and 2012, the Company did not record an income tax provision because the effective tax rates for the respective periods were 0% as a result of net losses for the periods, the net operating loss carry-forwards and the valuation allowance against deferred tax assets.

8. Commitments and Contingencies

Litigation

During December 2013, the Company vacated its former office premises. On January 23, 2014, the landlord filed suit against the Company for breach of lease. The complaint did not specify the amount of claimed damages, but instead generally sought all amounts allegedly due and owing under the terms of the lease as well as the landlord’s costs, expenses and reasonable attorney fees. In the Company’s answer to the complaint, the Company contended that, among other things, the landlord breached the lease by failing to maintain and repair the office building and premises, the landlord had re-taken the office premises for their own benefit, and, in the event that any damages are owed to the landlord, such damages are limited by the early termination provision in the lease.

In October 2014, the landlord informed the Company that its former office premises has been rented out to another tenant and provided a claim for the remaining amount due on the lease of $1.7 million. The Company is presently attempting to negotiate a settlement with the landlord and is presently unable to determine the amount that will ultimately be paid to settle this litigation.

Employment Agreement with Michael Hansen

On February 27, 2013, Mr. Hansen executed a new employment agreement with the Company for an initial term of five years, renewable for each successive one year period. Under the new employment agreement, Mr. Hansen would be paid a base annual salary of $420,000 and a severance of three months base salary upon termination. After one year’s employment, the severance would increase to six months of base salary.

9. Stockholders’ Equity

During the three months ended March 31, 2013, the Company entered into certain transactions which required the issuance of approximately 12 million shares of its Common Stock. As of March 31, 2013, these shares were committed for issuance and reflected as issued, but were not physically issued at March 31, 2013, due to certain administrative and documentation requirements. The shares of Common Stock were in respect of the following: (a) the receipt of cash proceeds from investors totaling approximately $1.79 million, or approximately $0.18 per share, (b) the receipt of cash proceeds totaling approximately $294,000 for the exercise of stock options at a price of $0.15 per share, and (c) as payment for consulting services received by the Company in the amount of $50,000, or $0.25 per share. The shares of Common Stock committed for issuance were issued during the third and fourth quarters of fiscal year 2013 except for (b) which is expected to be issued during fiscal year 2015, and are included in the Company’s basic and diluted weighted average shares computation for the three and six months ended March 31, 2013.

10. Stock Based Compensation

The Company’s 2010 Omnibus Equity Compensation Plan (the “Plan”) was approved on September 30, 2010 by Mr. Hansen, who was the Company’s majority stockholder at the time. A proxy statement or an information statement has not yet been submitted to all of the Company’s stockholders for approval. The Plan’s participants include board members, executives, employees and certain consultants and advisers of the Company and has been implemented in order to attract, incentivize and retain highly qualified individuals and keep the Company competitive with other companies with respect to executive compensation. Awards under the Plan may be made to participants in the form of (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. A total of 50 million shares of Common Stock have been reserved for issuance under the Plan.

The stock based compensation expense for the three months ended March 31, 2013 and 2012 amounted to $175,308 and $1,505,086, respectively, and for the six months ended March 31, 2013 and 2012, was $486,698 and $2,936,767, respectively. Unamortized stock option compensation expense at March 31, 2013 was $1,206,051 and is expected to be recognized over a period of 2.1 years.

11. Segment Information

The Company divides its product and service lines into two segments: (1) E-Commerce and Memberships which includes partner program with retailers, affinity groups and other organizations, subscription fees, co-operative advertising, and business license fees; and (2) Auctions (now reported as discontinued operations).

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
E-Commerce and memberships
Revenue	$3,103,973	$1,066,237	$4,030,189	$1,403,492
Direct cost of revenue	300,770	62,007	487,676	482,618
Gross income from continuing operations	$2,803,203	$1,004,230	$3,542,513	$920,874
Discontinued operations
Revenue	$3,218,887	$1,436,878	$10,693,978	$3,929,717
Direct cost of revenue	2,117,422	2,213,418	7,237,801	4,214,000
Income (loss) from discontinued operations	$1,101,465	$(776,540)	$3,456,177	$(284,283)

The total revenue recorded in our four geographic regions is summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenue
European Union	$1,054,458	$1,286,294	$6,978,347	$2,604,532
North America	155,308	45,433	696,523	203,648
Australia and New Zealand	488,696	87,609	853,855	270,192
Worldwide	4,624,398	1,083,779	6,195,442	2,254,837
	$6,322,860	$2,503,115	$14,724,167	$5,333,209
Represented by revenue from:
Continuing operations	$3,103,973	$1,066,237	$4,030,189	$1,403,492
Discontinued operations	3,218,887	1,436,878	10,693,978	3,929,717
	$6,322,860	$2,503,115	$14,724,167	$5,333,209

12. Subsequent Events

Loan Agreements with Chief Executive Officer

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

Loan Agreement with a Third Party

On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. Principal and accumulated interest are due and payable on January 1, 2015. The Company will incur a late fee of $1,000 per day for each day these amounts are outstanding beyond the due date.

Private Placements

On May 7, 2013, the Company completed the first tranche of the private placements of 6.4 million shares of Common Stock amounting to $1 million pursuant to a Securities Purchase Agreement (“SPA”) with several investors in Europe (“CG investors”) deemed to be “Qualified Investors” under Directive 2004/39/EC of the European Parliament and of the Council. The private placement of shares was exempted from registration pursuant to Regulation S promulgated under the Securities Act of 1934. Subsequent to that date, the Company received funds totaling approximately $199,000 for additional subscriptions under the SPA for which the closing has not been completed.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our condensed consolidated results of operations for the three months and six months ended March 31, 2013 compared to the three months and six months ended March 31, 2012; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included in this Report.

Due to the timing of filing this report, this discussion and analysis includes a description of our business operations for three months and six months ended March 31, 2013 as well as our current business operations. During the three months and six months ended March 31, 2013, our business operations consisted of (i) online auctions, (ii) an online shopping portal that allowed customers to search for products offered by various online stores and (iii) an online entertainment portal that enabled customers to search and stream audio files from public sources. During the quarter ended March 31, 2013, we ceased our online auction program and have since focused our operations on (i) our shopping and entertainment portals and (ii) newly introduced online travel and lifestyle, finance and insurance, and telecom services.

Programs for the Three Months and Six Months Ended March 31, 2013

Overview

DubLi is a global network marketing company. Our online transactions are conducted through DubLi.com websites in Europe, North America, Australia and New Zealand and through a global portal serving the rest of the world. We have a large network of independent Business Associates that sell our various online products. Prior to March 28, 2013, DubLi’s principal business consisted of reverse auction program conducted online that were designed to (i) sell its proprietary electronic gift cards; and (ii) enable consumers to purchase merchandise through its shopping portals from online retailers at discount prices. Our Business Associates sold “credits” (referred to hereinafter as “Credit” or “DubLi Credits”), or the right to make a bid in one of our auctions, which were designed to offer consumers savings on their purchases of merchandise. Effective March 28, 2013, we discontinued our auction program. DubLi’s principal business now consists of facilitating the online sale of merchandise and services by third parties by providing cash back incentives to consumers to purchase from these third parties through the DubLi.com websites.

Our revenue during the three months and six months ended March 31, 2013 were generated primarily from the following items: (1) reported under discontinued operations: (a) the sale of electronic gift cards and goods through auctions; (b) the sale of Credits directly to consumers and through Business Associates; (c) handling fees for each auction transaction that resulted in the sale of an electronic gift card; and (2) reported under continuing operations: (a) annual license fees paid by Business Associates; (b) annual subscription, training, advertising, and conference event fees paid, and (c) commissions from the online shops and stores affiliated with our online shopping mall arising from the purchase transactions our customers generated.

How We Generated Revenue for the Three Months and Six Months Ended March 31, 2013:

Components of revenue for the three months and six months ended March 31, 2013 are summarized as follows:

	March 31, 2013
	Three Months Ended	Six Months Ended
Auctions (discontinued operations)
Bidding Credits used in auctions	$2,473,517	$23,190,355
Bidding Credits broken in auctions	2,454,158	3,185,113
Gross revenue from auctions	4,927,675	26,375,468
Sale of goods and handling fees	115,290	1,668,897
Auctioned value of gift cards	39,068,097	706,913,874
Less: Cost of gift cards auctioned	(40,892,175)	(724,264,261)
Net auctioned value of gift cards	(1,708,788)	(15,681,490)
Net revenue from auctions	3,218,887	10,693,978
E-Commerce and Memberships	3,103,973	4,030,189
Total revenue	$6,322,860	$14,724,167

Auctions (Discontinued Operations)

In October 2012, the Company suspended the Xpress price reveal (“Xpress”) and the Unique Bid (“Unique”) auctions. In December 2012, the Company notified our Business Associates and retail consumers that all auction activities would be discontinued, effective March 28, 2013. As a result, the operating results pertaining to the auction program were reclassified as discontinued operations.

The Company conducted reverse auctions in two formats; the Xpress auctions designed to sell our proprietary electronic gift cards (each a "Gift Card") that were redeemable for cash at a discount and the Unique auctions designed to enable consumers to purchase goods, such as computers, cameras, smart-phones, and jewelry at discounts to retail prices through the shopping portal. The Unique auction offers only certain inventory (brand new, newest model, full warranty) from the world’s leading manufacturers. Both types of auctions operate on four separate platforms, one each for EU, US, AU and Global.

In order to participate in and make bids in any DubLi.com online auctions, consumers were required to purchase DubLi Credits. We sold each Credit for either United States Dollar (US$) 0.80, Australian Dollar (AU$) 0.90 or Euros (€) 0.60 depending on the portal location that entitled the consumer to one bid in either Unique or Xpress auctions. Discounts were available on the purchase of a substantial volume of Credits at one time. We also included Credits in various retail subscription packages such as the Premium and the V.I.P. Member Packages. Credits could be purchased directly from us or from one of our Business Associates. Accordingly, we generated revenue from the auctions both on the sale of Credits and on the sale of products to the ultimate auction winners. DubLi Credits had no monetary value, no stored value, they were not refundable after three days of purchase and they could not be redeemed for products or services. DubLi Credits could only be used to place bids at auctions. With each bid, the price of the goods on the Xpress auction was reduced by $/€ 0.20. We recorded the price reduction against the sale of the Credits and handling fees, which were recognized as revenue.

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

During the six months ended March 31, 2013, we sold $707 million in Gift Cards from approximately 3 million auction transactions recording net revenue from DubLi Credits, sales of goods and handling fees and cost of gift cards auctioned of approximately $10.7 million. The net revenue recognized from the auctions approximated 73% of our revenue for the six months ended March 31, 2013. We charged $0.80 retail and an average of $0.42 wholesale for each DubLi Credit that was used to bid down the price of our products on both the Xpress and Unique auctions. The revenue earned from the usage of the Credits and the breakage from unused expired Credits permitted us to sell products and electronic gift cards at discounted prices. All remaining unused Credits were categorized as a liability until they were subsequently redeemed through replacement vouchers. We also earned a $0.50 handling fee for each auction transaction that resulted in a closed sale of an electronic gift card and those fees generated revenue of $1.6 million.

Credits were sold to consumers directly by us or through our network of Business Associates. During the six months ended March 31, 2013, 97% of our Credit sales were made through our network of Business Associates. The Business Associates purchased the DubLi Credits at an average discounted price of $0.42 which enabled them to earn an average of $0.38 per unit profit upon resale to their customers. The remaining 3% were sold directly from our web site at the full retail value of $0.80. The use of DubLi Credits and our auction activities ceased in March 2013. See the following section Trends in Our Business for discussion regarding the discontinuance of the auction program.

E-Commerce and Memberships

During fiscal year 2012, we introduced two new subscription services that offered streaming music and entertainment and rebate programs for a monthly subscription price of varying rates. We also earned commission income from the online shops and stores affiliated with our online shopping mall arising from the purchase transactions generated by our customers. We split those commissions with our customers and Business Associates in the form of cash back and commissions. Revenue generated from the shopping mall is recognized upon receipt of payment from the merchant. A percentage of the affiliate commission is paid to the member sixty days after the initial purchase transaction in the form of “cash back” which was recorded as cost of revenue.

Our network marketing organization of Business Associates is represented in several countries throughout the world. Our Business Associates offer the Company’s wide variety of products and services to their customers, many of whom are also recruited to become Business Associates themselves. Business Associates earn commissions on sales of products and services that they sell directly, and earn commissions on “downstream” sales of products and services made by Business Associates that they recruit into the marketing network (“Down-line Associates”). Business Associates earn commissions on: (1) the sale of our Premium and V.I.P. Member subscriptions packages; and (2) a share in the commissions earned by the Company from customers who shop in our online shopping mall described above.

Business Associates also earn profits on the re-sale of Credits purchased by the subject Business Associate from us at a discount directly to retail consumers who are signed up by such Business Associate. The amount of the profit earned by a Business Associate varies based on the total Credits purchased by the Business Associate over a consecutive twelve-month period. Effective March 28, 2013, the Credits were no longer sold as we ceased our auction program.

Revenue generated from our E-Commerce and Memberships accounted for approximately 49% and 27% of our revenue in the three months and six months ended March 31, 2013, respectively.

Trends in Our Business

Although the addition of a random bonus discount that varied from 50% to 90% per auction increased transaction volume significantly and resulted in an increase in gross revenue recorded during the fourth quarter of fiscal year 2012, the profit margins on a majority of the transactions were less than desired by the Company. Consequently, after conducting an evaluation of the auction program, we decided to discontinue this part of our business model during March 2013 and to focus our resources on potentially more profitable programs for our E-Commerce platform.

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

New Programs subsequent to March 31, 2013

Overview

In December 2012, Management conducted an evaluation of our Unique Bid and Xpress auction program and determined that DubLi would derive a greater financial return by focusing on the enhancement of its e-commerce platform and that the operations of the auctions would be incompatible with the enhanced platform. As a result, during the second quarter ended March 31, 2013, we terminated our auctions program in order to enhance our global member based Shopping Mall and Entertainment services and to introduce a comprehensive Travel and Lifestyle, Finance and Insurance, and Telecom online service. DubLi's vision is to capitalize on both the growing international travel sector as well as the continuously expanding trends in consumer online purchasing, both domestically and in global growth markets in Asia and South America. We cannot provide any assurance that we will be successful in capitalizing on the international travel sector or trends in consumer online purchasing domestically or internationally.

During fiscal 2013, DubLi has focused exclusively on becoming a global e-commerce and network marketing organization that brokers products and services to consumers through Internet-based searches conducted under the trade name DubLi.com. Neither the Company nor our Business Associates maintain physical inventory or deliver physical products. DubLi provides services in EU, US, AU and Global, and plans to expand its service offerings to India, Asia and South America. We cannot provide any assurance that we will be successful in expanding our services to India, Asia and South America. Our network of independent Business Associates is the primary sales driver for the organization. In fiscal years 2013 and 2014, the Business Associates have sold marketing packages and co-branded Partner Program marketing opportunities to drive traffic to our Dubli.com site.

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

Since March 2013, DubLi’s revenue has been derived from a combination of:

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

Our Management continues to utilize the existing structure of our network of Business Associates to drive sales and marketing efforts for DubLi.com in various countries. As the Business Associates invest in the development of their own organizations through continued education and media purchase, they are assigned qualified customers who are registered users to the DubLi.com site. Both the consumer and the Business Associates will receive a percentage of the affiliate commission attributed to each purchase while DubLi retains the remaining commission. We expect that the Business Associates will continue to build our organization, reaching new DubLi.com consumers directly, through marketing programs and through co-branded Partner Programs. The new marketing programs were initiated in the US during the first quarter ended December 31, 2012, and were launched worldwide in the third quarter of fiscal 2013.

The subscription membership packages include access to the DubLi Shopping Mall and a wide range of entertainment, travel and other product offerings, advanced user experience features and greater “cash back” earnings. A major portion of the cash back incentives received by DubLi from retailers will be passed through to the consumers to strengthen website loyalty and to the Business Associates to reinforce sales-marketing efforts resulting in increased activity to the site.

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

A summary of the revised service offerings for periods subsequent to March 31, 2013 is as follows:

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

DubLi's travel portal strategy is to: (i) launch DubLi Travel & Lifestyle with both domestic and international supplier affiliates; (ii) offer negotiated deals for our V.I.P. members & Business Associates; and (iii) develop an exclusive range of value added services. The longer term strategy includes: (i) enhancing the user search experience; (ii) adding regionally popular brands and content; (iii) launching DubLi's TLC (Tender Loving Care) exclusive card; and (iv) developing a DubLi exclusive product-line featuring offers and monthly specials. DubLi Travel will offer special deals every month providing cash back in partnership with hotels, airlines and holiday resorts in the main countries in which DubLi has customers and associates. The TLC card will be a membership club that offers multiple benefits such as credit on international airlines, hotel chains, car rentals and free DubLi dream holidays.

The existing DubLi Shopping Mall is also being changed to provide greater access to additional elements in Lifestyle, Finance and Insurance, and Telecoms. A blog webpage was launched during April 2013 and will become the basis of communication for events and items of interest occurring within the DubLi community.

DubLi implemented a toolbar changing “search” focus to support internet searches in multiple browsers. Configurable pools of merchants that are displayed randomly per visitor improves the customer experience by displaying fresh content on every visit and allows DubLi to promote specific merchants. Coupon and promotional strategies will be employed to improve customer retention. The platform will encompass behavioral tracking, dynamic content displays and registration process simplification.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Consolidated Results

Net income for the three months ended March 31, 2013 was approximately $0.4 million as compared to a net loss of approximately $2.9 million for the three months ended March 31, 2012, an increase of approximately $3.3 million. Approximately $1.4 million of the increase was due to a lower loss recorded from continuing operations and approximately $1.9 million from an increase in net income from discontinued operations. Further discussions on the results of continuing operations and discontinued operations are detailed in the following paragraphs.

Continuing Operations

We recorded revenue of approximately $3.1 million for the three months ended March 31, 2013, an increase of approximately $2.0 million or 191%, as compared to approximately $1.1 million in the same period ended March 31, 2012. The increase in revenue was mainly attributed to increased sales generated from our advertising packages. Our improved website also enhanced our customers’ shopping experience with better integration of the web shopping mall experience with our music sites which resulted in increased revenue from the new V.I.P. and Premium subscription packages.

Gross income was approximately $2.8 million for the three months ended March 31, 2013 or 90% of revenue, as compared to approximately $1.0 million or 94% of revenue, for the three months ended March 31, 2012, representing an increase of approximately $1.8 million or 179%. The increase was due to higher sales of our advertising packages in 2013 as compared to lower sales recorded for our conference and sales event in 2012. Despite the lower revenue in 2012, we recorded a higher gross margin due to expiration of loyalty rewards breakage from a product which was no longer sold.

Selling, general and administrative (“SGA”) expense remain consistent in the aggregate for the three months ended March 31, 2013 and 2012 approximately $3.1 million. During the three months ended March 31, 2013, we recorded a software impairment charge of approximately $355,000 due to obsolescence of certain components of our shopping mall operating system.

Discontinued Operations

In October 2012, the Company suspended the Xpress and Unique Bids Auctions. In December 2012, the Company notified our Business Associates and retail consumers that all auction activities would be discontinued, effective March 28, 2013. As a result, the operating results for the auction program have been reclassified as income from discontinued operations.

Income from discontinued operations for the three months ended March 31, 2013 increased to approximately $1.1 million from a loss of approximately $0.8 million for the three months ended March 31, 2012, an increase of $1.9 million. The increase was primarily due to increased auction transaction counts coupled with a higher average gross margin per transaction as a result of fewer and lower random bonus discounts given on those transactions.

Foreign Currency Translation Adjustment

Our net revenue and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. To the extent the US dollar weakens against foreign currencies, this translation methodology results in these local foreign currency transactions increasing the consolidated net revenue, operating expenses, and net income (loss). Similarly, our consolidated net revenue, operating expenses, and net income (loss) will decrease when the US dollar strengthens against foreign currencies.

The foreign currency translation for the quarter ended March 31, 2013 was a gain of approximately $709,000 as compared to a loss of approximately $62,000 for the quarter ended March 31, 2012, an increase of approximately $771,000.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Consolidated Results

Net loss for the six months ended March 31, 2013 was approximately $93,000 as compared to a net loss of approximately $5.9 million for the three months ended March 31, 2012, representing a decrease in the loss of $5.8 million. Approximately $2.1 million of the decrease was due to a lower loss recorded from continuing operations and approximately $3.7 million increase in net income from discontinued operations. Further discussions on the results of continuing operations and discontinued operations are detailed in the following paragraphs.

Continuing Operations

For the six months ended March 31, 2013, we recorded revenue of approximately $4.0 million, an increase of approximately $2.6 million, or 187%, as compared to approximately $1.4 million for the six months ended March 31, 2012. The increase in revenue was mainly attributed to increased revenue generated from our advertising packages. Our improved website also enhanced our customers’ shopping experience with better integration of the web shopping mall experience with our music sites which resulted in increased revenue from the new V.I.P. and Premium subscription packages.

We had gross income of approximately $3.5 million or 88% of revenue for the six months ended March 31, 2013, as compared to $0.9 million or 66% of revenue for the six months ended March 31, 2012, an increase of approximately $2.6 million or 285%. The increase was primarily due to higher sales of our advertising packages in 2013 which also generated a higher margin as compared to the same period in 2012.

SGA expense increased slightly by approximately $216,000 or 3% for the six months ended March 31, 2013 as compared to six months ended March 31, 2012. During the six months ended March 31, 2013, we recorded a software impairment charge of approximately $355,000 due to obsolescence of certain components of our shopping mall operating system.

Discontinued Operations

Income from discontinued operations for the six months ended March 31, 2013 increased to approximately $3.5 million from a loss of approximately $0.3 million for the six months ended March 31, 2012, an increase of $3.7 million or 1,316%. The increase was primarily due to increased auction transaction counts that required usage of DubLi Credits for each bid that led to increased sales of DubLi Credits being recognized as revenue.

Direct cost of revenue as a ratio of net revenue was lower in the 2013 period as compared to the 2012 period because of reduced commission payout to Business Associates. The lower commission payout was a result of the mix of packages sold for the DubLi Credits that paid a lower average commission rate. In addition, a higher average margin per transaction was recorded in 2013 as a result of fewer and lower random bonus discounts given on those transactions.

Foreign Currency Translation Adjustment

The foreign currency translation for the six months ended March 31, 2013 and 2012 was a loss of approximately $5,000 as compared to a gain of approximately $15,000, respectively, a decrease of approximately $20,000.

Liquidity and Capital Resources

Liquidity

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

The Company is making changes to its product offerings, which will place additional demands on future cash flows and decrease liquidity as we improve our systems. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our revised operations and revenue generated from such operations, competitive pressures, and acquisitions of complementary products, technologies or businesses. We intend to increase our marketing efforts in order to grow our network of Business Associates that will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenue from operations; adequately deal with competitive pressures; acquire complementary products, technologies or business; or increase our marketing efforts.

Operations subsequent to March 31, 2013 have been financed (i) through borrowings from the Company’s President and Chief Executive Officer, Michael Hansen, amounting to $1.2 million for the balance of fiscal 2013 and $1.5 million during fiscal 2014; (ii) from the sale of land in Dubai in March 2014 which resulted in net proceeds of $0.8 million; and (iii) through unsecured loan from an unrelated party of $0.5 million. In August 2014, Mr. Hansen executed a revolving loan commitment to fund the Company up to $5 million through December 31, 2015. Currently, the Company still has negative working capital and recently drew down $1.5 million under the $5 million revolving loan facility from Mr. Hansen.

Until such time as cash flows provided by operations increase to the amounts necessary to cover the Company’s operating costs, capital expenditure and other cash outflows, we will remain dependent upon borrowings from Mr. Hansen to obtain the funds necessary to continue operations. However, there can be no assurance that Mr. Hansen will provide any further funding to the Company in excess of that provided under the previously discussed $5 million revolving loan commitment.

Cash in Foreign Subsidiaries

The Company has significant operations outside the United States (“US”). As a result, cash generated by and used in the Company's foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of March 31, 2013, the Company held $0.3 million of unrestricted and $1.9 million of restricted cash in foreign subsidiaries.

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

Subsequent Events

●	On May 7, 2013, the Company completed the first tranche of the private placements of 6.4 million shares of Common Stock amounting to $1 million pursuant to a Securities Purchase Agreement (“SPA”) with several investors in Europe (“CG investors”) deemed to be “Qualified Investors” under Directive 2004/39/EC of the European Parliament and of the Council. The private placement of shares was exempted from registration pursuant to Regulation S promulgated under the Securities Act of 1934, Subsequent to that date, the Company received funds totaling approximately $199,000 for additional subscriptions under the SPA for which the closing has not been completed.

On July 23, 2014, the Company and a majority of the CG investors agreed to cancel their remaining obligations under the SPA, with an effective date of March 30, 2013.

●	On April 23, 2013, the Company entered into a loan agreement for $1 million with Mr. Hansen. Under the terms of the loan agreement, funds may be drawn down as needed by the Company at an interest rate of 3% per annum beginning May 1, 2013, and all principal and accrued interest became due and payable in full on September 30, 2013. However, interest continues to accrue and the loan is still outstanding.

●	On June 20, 2013, the Company entered into separate stock purchase agreements with several executives of the Company namely Michael Hansen, President and CEO; Eric Nelson, CFO; Andreas Kusche, General Counsel; Rick Daglio, Chief Technology Officer; and Thomas Sikora, Chief Product Officer with respect to the sale of 30,408,453 shares of Common Stock at a price of $0.10 per share. On the date that the Board of Directors of the Company approved the transaction, the Company's Common Stock had a closing price of $0.115. The stock purchase agreements were subsequently cancelled except for Mr. Daglio.

●	On November 15, 2013, the Company entered into an amendment to the stock purchase agreement with Mr. Hansen for an additional 751,000 shares of Common Stock at a price of $0.10 per share. The consideration of $75,100 was paid partly by cash of $25,000 and the balance of $50,100 through conversion of debt owed to Mr. Hansen. The stock purchase agreement was subsequently cancelled effective November 30, 2013.

●	On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. Principal and accumulated interest shall be fully repaid on January 1, 2015, failing which there will be a late charge of $1,000 per day until full repayment.

●	On August 11, 2014, the Company issued a promissory note (“Note”) to Mr. Hansen for a revolving loan commitment to fund the Company up to $3 million through December 31, 2015. Interest is calculated at 6% per annum commencing January 1, 2015, and all principal and accrued interest are to be paid on December 31, 2015.

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

Off-Balance Sheet Arrangements

At March 31, 2013 and 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

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

PART II: OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On December 31, 2013, the Company vacated its former Boca Raton office premises prematurely before the lease agreement expiration date of January 31, 2020. Subsequently on January 23, 2014, the landlord filed suit against the Company for breach of lease. The complaint did not specify the amount of claimed damages, but instead generally sought all amounts allegedly due and owing under the terms of the lease agreement as well as the landlord’s costs, expenses and reasonable attorney fees. In the Company’s answer to the complaint, the Company contended that, among other things, the landlord breached the lease agreement by failing to maintain and repair the office building and premises and had re-taken the office premises for its own benefit.

In October 2014, the landlord informed the Company that its former office premises has been rented to another tenant and provided a claim for the remaining amount due on the lease of $1.7 million. The Company is presently attempting to negotiate a settlement with the landlord but is presently unable to determine what amount will ultimately be paid to settle this litigation.

ITEM 1A.  RISK FACTORS

There has been no material change to the risk factors relating to our business as disclosed in our Form 10-K for the year ended September 30, 2012 as filed with the SEC on August 26, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Subscriptions of shares of Common Stock

On January 17, 2013, four investors subscribed for 66,970 shares at $0.30 per share amounting to $20,091.

On February 15, 2013, shares of Common Stock were subscribed as follows:

(i)	eleven investors subscribed for 67,390 shares at $0.30 per share amounting to $20,217; and
(ii)	nine hundred and ninety investors subscribed for 3.27 million shares at $0.25 per share amounting to approximately $818,000.

On March 28, 2013, forty seven investors subscribed for 315,383 shares at $0.30 per share amounting to approximately $94,615.

Between January 1, 2013 and March 29, 2013, twenty investors subscribed for 6.44 million shares at $0.15 per share amounting to approximately $950,000.

The above placement of shares is exempted from registration pursuant to Regulation S promulgated under the Securities Act of 1934.

(b) None

(c) None

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

DubLi, Inc.

Date: October 16, 2014.	By:	/s/ Michael Hansen
Michael Hansen President and Chief Executive Officer

