Form 10-Q
period 2013-06-30
DubLi, Inc.
filed 2014-11-07
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013, or

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

Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of stock, as of November 1, 2014 is as follows:

Number of shares of Preferred Stock outstanding: 185,000

Number of shares of Common Stock outstanding: 428,575,334

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DubLi, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	September 30,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$214,290	$8,588,461
Restricted cash	533,268	5,679,343
Accounts receivable	132,336	190,421
Other receivables and prepaid expenses	204,190	451,096
Deferred costs	542,915	-
Asset of discontinued operations	-	1,974,341
Total current assets	1,626,999	16,883,662
Property and equipment, net	5,390,961	5,437,587
Other assets	95,477	95,477
TOTAL ASSETS	$7,113,437	$22,416,726

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Accounts payable`	$2,018,419	$1,291,282
Business Associates payable	1,549,608	12,763,350
Customer deposits	1,484,013	2,828,174
Other payables and accrued liabilities	1,259,709	1,021,559
Amounts due to a related party	674,654	-
Unearned subscription fees and advertising	2,957,302	10,006,281
Liability of discontinued operations	6,160,332	13,121,844
TOTAL LIABILITIES	16,104,037	41,032,490

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
25 million shares authorized, $0.01 par value, 185,000 shares issued and outstanding at June 30, 2013 and September 30, 2012	1,850	1,850
Common stock
500 million shares authorized, $0.001 par value, 423.0 million (June 30, 2013) and 408.5 million (September 30, 2012) shares issued and outstanding	422,959	408,513
Additional paid-in-capital	23,742,604	20,970,205
Accumulated other comprehensive income (loss)	(297,975)	76,386
Accumulated deficit	(32,860,038)	(40,072,718)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(8,990,600)	(18,615,764)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,113,437	$22,416,726

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenue	$9,969,703	$1,521,560	$13,999,892	$2,925,052
Direct cost of revenue	516,069	411,471	1,003,745	894,089
Gross income	9,453,634	1,110,089	12,996,147	2,030,963
Selling, general and administrative expense	2,145,982	3,313,261	8,880,992	9,831,809
Software impairment charge	-	-	354,954	-
Income (loss) from operations	7,307,652	(2,203,172)	3,760,201	(7,800,846)
Interest expense	2,024	552	3,699	2,824
Income (loss) before income taxes	7,305,628	(2,203,724)	3,756,502	(7,803,670)
Income taxes	-	-	-	-
Income (loss) from continuing operations	7,305,628	(2,203,724)	3,756,502	(7,803,670)
Income (loss) from discontinued operations	-	(1,236,180)	3,456,177	(1,520,463)
Net income (loss)	$7,305,628	$(3,439,904)	$7,212,679	$(9,324,133)
Earnings (loss) per share
Basic:
Continuing operations	$0.02	$(0.01)	$0.01	$(0.02)
Discontinued operations	0.00	0.00	0.01	0.00
Diluted:
Continuing operations	$0.02	$(0.01)	$0.01	$(0.02)
Discontinued operations	0.00	0.00	0.01	0.00

Weighted average shares outstanding
Basic	422,926,976	366,506,095	415,209,786	362,624,526
Diluted	431,581,473	366,506,095	422,908,604	362,624,526

See accompanying notes to condensed consolidated financial statements (unaudited).

4

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$7,305,628	$(3,439,904)	$7,212,679	$(9,324,133)
Foreign currency translation adjustment	(369,403)	180,650	(374,361)	195,379
Comprehensive income (loss)	$6,936,225	$(3,259,254)	$6,838,318	$(9,128,754)

See accompanying notes to condensed consolidated financial statements (unaudited).

 DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Income (loss) from continuing operations	$3,756,502	$(7,803,670)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	133,610	76,825
Software impairment charge	354,954	-
Stock based compensation	590,690	4,249,634
Promotional DubLi credits	-	194,754
Restricted cash recovery	-	(289,863)
Changes in operating assets and liabilities:
Restricted cash	5,146,075	893,850
Accounts receivable	58,086	84,497
Inventory	-	26,080
Other receivables and prepaid expenses	176,605	(265,127)
Deferred costs	(542,915)	-
Accounts payable	727,140	204,012
Business Associates payable	(11,213,742)	1,630,447
Customer deposits	(1,344,162)	1,348,769
Other payables and accrued liabilities	238,148	(512,026)
Amounts due to a related party	304,654	-
Unearned subscription fees and advertising	(7,048,979)	2,868,639

Net cash flows from continuing operations	(8,663,334)	2,706,821

Income (loss) from discontinued operations	3,456,177	(1,520,463)
Change in net asset of discontinued operations	(4,987,172)	4,061,388

Net cash flows from discontinued operations	(1,530,995)	2,540,925

Net cash flows from operating activities	(10,194,329)	5,247,746

Cash flows from investing activities:
Purchase of equipment and software	(442,368)	(298,758)
Acquisition of land	-	(286,926)
Other assets	-	(20,826)

Net cash flows from investing activities	(442,368)	(606,510)

Cash flows from financing activities:
Proceeds from preferred stock issuance	70,300	-
Proceeds from common stock issuances	1,902,658	1,247,848
Proceeds from stock options exercised	293,497	-
Proceeds from note payable – related party	370,000	-
Repayments of note payable – related party	-	(225,144)

Net cash flows from financing activities	2,636,455	1,022,704

Effect of exchange rate changes	(373,929)	(351,262)

Net change in cash and cash equivalents	(8,374,171)	5,312,678
Cash and cash equivalents, beginning of period	8,588,461	1,503,234

Cash and cash equivalents, end of period	$214,290	$6,815,912

Supplemental cash flow information:
Cash paid for interest	$1,675	$2,824
Cash paid for income taxes	-	31,685
Non-cash transactions:
Issuance of note payable to a related party for land	$-	$223,000

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company

DubLi, Inc. (“DubLi,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global network marketing company. Our online transactions are conducted through DubLi.com websites in Europe, North America, Australia and New Zealand and through a global portal serving the rest of the world. We have a large network of independent Business Associates that sells our various E-commerce products. Prior to March 28, 2013, DubLi’s principal business consisted of a reverse auction program conducted online that were designed to (i) sell its proprietary electronic gift cards; and (ii) enable consumers to purchase merchandise through its shopping portals from online retailers at discount prices. Effective March 28, 2013 the Company discontinued its auction program. DubLi’s principal business now consists of facilitating the online sale of merchandise and services by third parties by providing cash back incentives to consumers for purchases from these third parties through the DubLi.com websites.

The Company is organized in Nevada and its principal executive offices are located in Ft Lauderdale, Florida.  The Company’s wholly owned subsidiaries are incorporated in Florida, the British Virgin Islands, Cyprus and the United Arab Emirates.

Our President and Chief Executive Officer, Michael Hansen has a direct ownership of approximately 69.8 million shares of Common Stock and 185,000 shares of Super Voting Preferred Stock as of June 30, 2013. As a result, Mr. Hansen had the power to cast approximately 55.5% of the combined votes that can be cast by the holders of the Common Stock. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our shareholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors and all other corporate actions.

Liquidity

The Company has incurred operating losses since its inception. As a result, the Company had stockholders’ and working capital deficits of approximately $9.0 million and $14.5 million, respectively, as of June 30, 2013.

Operations subsequent to June 30, 2013 have been financed (i) through borrowings from Mr. Hansen, amounting to approximately $1.5 million for the balance of fiscal 2013 and $1.5 million during fiscal 2014 (as described under Mr. Hansen revolving loan below); (ii) from the sale of land in Dubai in March 2014 which resulted in net proceeds of $0.8 million; and (iii) in May 2014 through an unsecured loan from an unrelated party of $0.5 million which was subsequently repaid on November 4, 2014.

In August 2014, Mr. Hansen executed a revolving loan commitment to fund the Company up to $5 million through December 31, 2015. Between August 15 and August 20, 2014, the Company drew down $1.5 million under the revolving loan facility. On October 17, 2014, the Company fully repaid Mr. Hansen’s loan of $1 million to the Company which was borrowed from April through September 2013 with cash generated from current operations.

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

Under the new guidance, the termination of the Company’s auction program and DubLi Credits in March 2013 could be considered to be a strategic shift and therefore would be reported as a discontinued operation. The reporting of discontinued operations affects the presentation of the assets, liabilities and results of operations of the discontinued component or group of components, and does not affect comprehensive income or loss. ASU 2014-08 is effective for annual and interim reporting periods beginning on or after December 15, 2014. Early adoption is permitted if discontinued operations have not already been reported in financial statements previously issued or available for issuance. The Company has adopted the new guidance in its consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016 and earlier adoption is permitted. The Company is currently evaluating the impact that the new guidance may have on its consolidated financial statements.

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

Basic and Diluted Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing the earnings (loss) attributable to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. Since the effect of Common Stock equivalents was anti-dilutive relating to its losses from continuing operations for the three months and nine months ended June 30, 2012, all such equivalents were excluded from the calculation of weighted average shares outstanding. Potential dilutive securities, which consisted of outstanding stock options and other compensation arrangements not included in dilutive weighted average shares for the three months and nine months ended June 30, 2012 were 14,583,059 and 11,520,171, respectively.

For the three months and nine months ended June 30, 2013, the dilutive securities included in the dilutive weighted average shares, which consisted of outstanding stock options and other compensation arrangements were 8,654,497 and 7,698,818, respectively.

Segment Policy, Termination of Auction Program and DubLi Credit Products

The Company derives its revenue from the E-Commerce and Memberships segment which includes partner program with retailers, affinity groups and other organizations, subscription fees, advertising and marketing programs, business license fees and other revenue sources; and Auctions segment (reported as discontinued operations) as described in Note 13 Segment Information.

The Company terminated the auction program in March 2013. As a result, the use of DubLi Credits was discontinued. Any remaining unused DubLi Credits owned by Business Associates following the termination have been reclassified as a liability of discontinued operations. All unused DubLi Credits still owned by Business Associates were subsequently exchanged with replacement vouchers that the Business Associates are able to use to: (i) upgrade their customers’ status with a full year’s membership; or (ii) sign up one new Partner Program whereby the sign-up fee and first year annual portal fee are waived.

3. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. The total amount of restricted cash held in the currencies shown but translated into U.S. Dollars were as follows:

	June 30,	September 30,
	2013	2012

Euro	$217,163	$2,412,842
Australian Dollar	19,650	119,527
United States Dollar	296,455	3,146,974

Total	$533,268	$5,679,343

4. Property and Equipment

Property and equipment is comprised of the following:

	June 30,	September 30,
	2013	2012

Land:
Held for investment	$3,546,649	$3,546,649
Acquired for sales incentives	3,562,500	3,562,500
Less: Valuation allowance	(2,496,752)	(2,496,752)
	4,612,397	4,612,397
Computers and equipment	299,739	285,349
Computer software	690,564	706,734
Furniture and fixtures	75,090	46,719
	1,065,393	1,038,802
Accumulated depreciation	(286,829)	(213,612)
	778,564	825,190
Total	$5,390,961	$5,437,587

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

Management determined that an impairment charge of approximately $1.5 million will be recognized during the fourth quarter of fiscal 2013 to reflect the fair value of the Dubai land sold in December 2013. No events or circumstances arose during the quarter ended June 30, 2013 that would have required a test for impairment.

Land Acquired for Sales Incentives

The Company acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of June 30, 2013, the land value of $1.07 million included the contract price of $3 million plus a landfill adjusted cost of $0.56 million less a valuation allowance of $2.5 million that was based on Management’s evaluation of the estimated fair value.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Business Associates upon attaining certain performance objectives.

Depreciation

Depreciation expense was $48,342 and $20,090, for the three months ended June 30, 2013 and 2012, respectively, and $133,610 and $76,825 for the nine months ended June 30, 2013 and 2012, respectively.

5. Amounts Due to a Related Party

As of June 30, 2013, the amounts due to a related party comprised the following:

Unsecured loan	$370,000
Amounts due for services provided and loan interest	304,654

$674,654

On April 23, 2013, the Company entered into a loan agreement with Mr. Hansen, for an unsecured loan of up to $1 million at an interest rate of 3% per annum beginning May 1, 2013. The amount drawn down as of September 30, 2013 and its accrued interest became due and payable in full on September 30, 2013.

As of June 30, 2013, the Company drew down $370,000 from the loan facility. The balance of $630,000 was subsequently drawn down during the fourth quarter of fiscal 2013. On October 17, 2014, the Company fully repaid the principal amount of $1 million.

6. Unearned Subscription Fees and Advertising

The Company defers revenue from: (1) the unearned portion of the annual subscription fees paid by Business Associates who join the DubLi Network, (2) the unearned portion of the monthly online entertainment and shopping subscriptions fees, and (3) the unearned portion of advertising and marketing programs. Revenue from: (i) subscription fees received in advance from Business Associates, Partner Programs and Customers are recognized ratably over the life of the program, and (ii) advertising and marketing programs from Business Associates are recognized when all services and obligations are fulfilled.

The following summarizes the components of unearned subscription fees and advertising:

	June 30,	September 30,
	2013	2012

Subscription fees	$1,800,924	$1,926,047
Advertising and marketing programs	1,156,378	8,080,234

	$2,957,302	$10,006,281

7. Deferred Costs

Deferred costs represent commission costs which are directly related to unearned subscription fees and are expensed ratably over the respective subscription periods as direct cost of revenue.

8. Discontinued Operations

In October 2012, the Company suspended its auction program. In December 2012, the Company notified its Business Associates and retail consumers that all auction activities would be discontinued, effective March 28, 2013. As a result, the following operating results for the auction program have been reclassified as income (loss) from discontinued operations in the accompanying condensed consolidated statements of operations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Revenue
Bidding Credits used in auctions	$-	$4,566,119	$23,190,355	$7,493,431
Bidding Credits broken in auctions	-	2,060,362	3,185,113	4,530,309
Gross revenue from auctions	-	6,626,481	26,375,468	12,023,740

Sale of goods and handling fees	-	327,066	1,668,897	489,687
Auctioned value of gift cards	-	143,469,402	706,913,874	185,978,256
Less: Cost of gift cards auctioned	-	(147,784,179)	(724,264,261)	(191,923,196)

Net auctioned value of gift cards	-	(3,987,711)	(15,681,490)	(5,455,253)

Net revenue from auctions	-	2,638,770	10,693,978	6,568,487

Direct cost of revenue:
Commissions paid on sales of DubLi Credits	-	3,855,667	7,174,715	7,755,994
Cost of goods sold at auction	-	19,283	63,086	332,956
Total direct cost of revenue	-	3,874,950	7,237,801	8,088,950
Income (loss) from discontinued operations	$-	$(1,236,180)	$3,456,177	$(1,520,463)

Income from discontinued operations is presented net of expected income taxes.

The carrying amounts of the asset and liability arising from the auction program as of June 30, 2013 and September 30, 2012, have been reclassified in the accompanying condensed consolidated balance sheets as follows:

	June 30,	September 30,
	2013	2012

Asset of discontinued operations
Prepaid customer acquisition costs	$-	$1,974,341

Liability of discontinued operations
Unused DubLi Credits	$6,160,332	$13,121,844

9. Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. For the three month periods and the nine month periods ended June 30, 2013 and 2012, our reported income tax rate is lower than the US federal statutory rate in all reported periods primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net income or losses for the periods, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

10. Commitments and Contingencies

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

Employment Agreement with Michael Hansen

On February 27, 2013, Mr. Hansen executed a new employment agreement with the Company for an initial term of five years, renewable for each successive one year period. Under the new employment agreement, Mr. Hansen is paid a base annual salary of $420,000 and is due a severance payment of six months of base salary.

11. Stockholders’ Equity

During the three months ended June 30, 2013, the Company entered into certain transactions which required the issuance of approximately 5.5 million shares of its Common Stock. As of June 30, 2013, these shares were committed for issuance and reflected as issued on the books of the Company, but stock certificates were not issued due to certain administrative and documentation requirements. The shares of Common Stock were in respect of the following: (a) the receipt of cash proceeds from investors totaling approximately $838,000, or approximately $0.25 per share, (b) the receipt of cash proceeds totaling approximately $294,000 for the exercise of stock options at a price of $0.15 per share, and (c) as payment for services received by the Company in the amount of $50,000, or approximately $0.25 per share. Certificates representing approximately 3.3 million shares of Common Stock committed for issuance were issued during the quarter ended September 30, 2013. Certificates for the remaining 2.2 million shares committed for issuance are expected to be issued during fiscal year 2015. The aforementioned 5.5 million shares were included in the Company’s basic and diluted weighted average shares computation for the three and nine months ended June 30, 2013.

12. Stock Based Compensation

The Company’s 2010 Omnibus Equity Compensation Plan (the “Plan”) was approved on September 30, 2010 by Mr. Hansen, who was the Company’s majority stockholder at the time. A proxy statement or an information statement has not yet been submitted to all of the Company’s stockholders for approval. The Plan’s potential participants include board members, executives, employees, and certain consultants and advisers of the Company and has been implemented in order to attract, incentivize and retain highly qualified individuals and keep the Company competitive with other companies with respect to executive compensation. Awards under the Plan may be made to participants in the form of (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. A total of 50 million shares of Common Stock have been reserved for issuance under the Plan.

The stock based compensation expense for the three months ended June 30, 2013 and 2012 amounted to $103,992 and $480,565, respectively, and for the nine months ended June 30, 2013 and 2012, was $590,690 and $2,456,202, respectively. Unamortized stock option compensation expense at June 30, 2013 was $1,012,123 and is expected to be recognized over a period of 3.9 years.

13. Segment Information

The Company divides its product and service lines into two segments: (1) E-Commerce and Memberships which includes partner program with retailers, affinity groups and other organizations, subscription fees, advertising and marketing programs, and business license fees; and (2) Auctions (now reported as discontinued operations).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
E-Commerce and memberships
Revenue	$9,969,703	$1,521,560	$13,999,892	2,925,052
Direct cost of revenue	516,069	411,471	1,003,745	894,089
Gross income from continuing operations	$9,453,634	$1,110,089	$12,996,147	$2,030,963

Discontinued operations
Revenue	$-	$2,638,770	$10,693,978	6,568,487
Direct cost of revenue	-	3,874,950	7,237,801	8,088,950
Income (loss) from discontinued operations	$-	$(1,236,180)	$3,456,177	$(1,520,463)

The total revenue recorded in our four geographic regions is summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenue
European Union	$2,994,024	$2,247,283	$9,972,371	4,851,816
North America	1,800,958	109,143	2,497,481	312,792
Australia and New Zealand	202,221	96,843	1,056,076	367,035
Worldwide	4,972,500	1,707,061	11,167,942	3,961,896
	$9,969,703	$4,160,330	$24,693,870	$9,493,539
Represented by revenue from:
Continuing operations	$9,969,703	$1,521,560	$13,999,892	2,925,052
Discontinued operations	-	2,638,770	10,693,978	6,568,487
	$9,969,703	$4,160,330	$24,693,870	$9,493,539

14. Subsequent Events

Loan Agreements with Chief Executive Officer

In August 2014, the Company issued an amended and restated promissory note to Mr. Hansen for a revolving loan commitment to fund the Company up to $5 million through December 31, 2015. Interest is calculated at 6% per annum commencing January 1, 2015, and all principal and accrued interest are to be paid on December 31, 2015. Between August 15 and August 20, 2014, the Company drew down $1.5 million under the revolving loan and has $3.5 million in available funds for the cash flow needs of the Company.

Loan Agreement with a Third Party

On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. The outstanding principal and unpaid accrued interest are due and payable on January 1, 2015. The Company will incur a late fee of $1,000 per day for each day these amounts are outstanding beyond the due date.

On November 4, 2014, the Company fully repaid the outstanding principal and accrued interest to the private lender with cash generated from the Company’s current operations.

Private Placements

On May 7, 2013, the Company completed the first tranche of the private placements of 6.4 million shares of Common Stock amounting to approximately $1 million pursuant to a Securities Purchase Agreement (“SPA”) with several investors in Europe (“CG investors”) deemed to be “Qualified Investors” under Directive 2004/39/EC of the European Parliament and of the Council. The private placement of shares was exempted from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

Subsequent to that date, the Company received funds totaling approximately $199,000 for additional subscriptions under the SPA for which the closing has not been completed. On July 23, 2014, the Company and a majority of the CG investors agreed to cancel their remaining obligations under the SPA, with an effective date of March 30, 2013. The Company is in the process of making refunds of the additional subscriptions to those investors who have mutually cancelled the SPA.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our condensed consolidated results of operations for the three months and nine months ended June 30, 2013 compared to the three months and nine months ended June 30, 2012; and (ii) financial liquidity and capital resources.  This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included in this Report.

Due to the timing of filing this report, this discussion and analysis includes a description of our business operations for three months and nine months ended June 30, 2013 as well as our current business model. During the nine months ended June 30, 2013, our business operations consisted of (i) online auctions, (ii) an online shopping portal that allowed customers to search for products offered by various online stores and (iii) an online entertainment portal that enabled customers to search and stream audio files from public sources. During the quarter ended March 31, 2013, we ceased our online auction program and have since focused our operations on (i) our shopping and entertainment portals and (ii) newly introduced online travel and lifestyle, finance and insurance, and telecom services.

Programs for the Three Months and Nine Months Ended June 30, 2013

Overview

DubLi is a global network marketing company. Our online transactions are conducted through DubLi.com websites in Europe, North America, Australia and New Zealand and through a global portal serving the rest of the world. We have a large network of independent Business Associates that sell our various E-commerce products. Prior to March 28, 2013, DubLi’s principal business consisted of reverse auction program conducted online that were designed to (i) sell its proprietary electronic gift cards; and (ii) enable consumers to purchase merchandise through its shopping portals from online retailers at discount prices. Our Business Associates sold “credits” (referred to hereinafter as “Credit” or “DubLi Credits”), or the right to make a bid in one of our auctions, which were designed to offer consumers savings on their purchases of merchandise. Effective March 28, 2013, we discontinued our auction program. DubLi’s principal business now consists of facilitating the online sale of merchandise and services by third parties by providing cash back incentives to consumers for purchases from these third parties through the DubLi.com websites.

Our revenue during the three months ended June 30, 2013 which were reported under continuing operations were generated primarily from (a) annual license fees paid by Business Associates; (b) annual subscription, advertising, and conference event fees paid, and (c) commissions from the online shops and stores affiliated with our online shopping mall arising from the purchase transactions our customers generated. For the nine months ended June 30, 2013, the revenue were generated primarily from the following items: (1) reported under discontinued operations: (a) the sale of electronic gift cards and goods through auctions; (b) the sale of Credits directly to consumers and through Business Associates; (c) handling fees for each auction transaction that resulted in the sale of an electronic gift card; and (2) reported under continuing operations: (a) annual license fees paid by Business Associates; (b) annual subscription, advertising, and conference event fees paid, and (c) commissions from the online shops and stores affiliated with our online shopping mall arising from the purchase transactions our customers generated.

How We Generated Revenue for the Three Months and Nine Months Ended June 30, 2013:

Components of revenue for the three months and nine months ended June 30, 2013 are summarized as follows:

	June 30, 2013
	Three Months Ended	Nine Months Ended
Auctions (discontinued operations)
Bidding Credits used in auctions	$-	$23,190,355
Bidding Credits broken in auctions	-	3,185,113
Gross revenue from auctions	-	26,375,468
Sale of goods and handling fees	-	1,668,897
Auctioned value of gift cards	-	706,913,874
Less: Cost of gift cards auctioned	-	(724,264,261)
Net auctioned value of gift cards	-	(15,681,490)
Net revenue from auctions	-	10,693,978

E-Commerce and Memberships
Business license fees	1,252,191	2,083,872
Subscription fees and advertising	8,717,512	11,916,020
	9,969,703	13,999,892
Total revenue	$9,969,703	$24,693,870

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

During the nine months ended June 30, 2013, we sold $707 million in Gift Cards from approximately 3 million auction transactions recording net revenue from DubLi Credits, sales of goods and handling fees and cost of gift cards auctioned of approximately $10.7 million. The net revenue recognized from the auctions approximated 43% of our total revenue for the nine months ended June 30, 2013. We charged $0.80 retail and an average of $0.42 wholesale for each DubLi Credit that was used to bid down the price of our products on both the Xpress and Unique auctions. The revenue earned from the usage of the Credits and the breakage from unused expired Credits permitted us to sell products and electronic gift cards at discounted prices. All remaining unused Credits were categorized as a liability until they were subsequently redeemed through replacement vouchers. We also earned a $0.50 handling fee for each auction transaction that resulted in a closed sale of an electronic gift card and those fees generated revenue of $1.7 million.

Credits were sold to consumers directly by us or through our network of Business Associates. During the nine months ended June 30, 2013, 97% of our Credit sales were made through our network of Business Associates. The Business Associates purchased the DubLi Credits at an average discounted price of $0.42 which enabled them to earn an average of $0.38 per unit profit upon resale to their customers. The remaining 3% were sold directly from our web site at the full retail value of $0.80. The use of DubLi Credits and our auction activities ceased in March 2013. See the following section Trends in Our Business for discussion regarding the discontinuance of the auction program.

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

The Company also introduced three advertising and marketing programs during fiscal year 2012. These advertising and marketing programs represented a pool of funds that we collected in advance of a planned television and telemarketing advertising campaign program that we sold to the Business Associates. The first campaign ran from April 2012 to December 2012 and all customers acquired during the campaign were allocated and commissioned to Business Associates pro-rata based upon their percentage contribution to the program. The revenue was recognized ratably as the funds were spent over the campaign period. A second campaign ran from September to December 2012, however, due to a lack of response from customers, the rest of the advertising program was discontinued.

Subsequently, in fiscal 2013, the Company through various shopping mall initiatives was able to generate sufficient customers needed for allocation to our Business Associates who purchased the advertising and marketing programs. As a result, the Company recognized the revenue in fiscal 2013 which was reported as unearned subscription fees and advertising as a liability in the consolidated financial statements in the previous periods.

Our network marketing organization of Business Associates is represented in several countries throughout the world. Our Business Associates offer the Company’s wide variety of products and services to their customers, many of whom are also recruited to become Business Associates themselves. Business Associates earn commissions on sales of products and services that they sell directly, and earn commissions on “downstream” sales of products and services made by Business Associates that they recruit into the marketing network (“Down-line Associates”). Business Associates earn commissions on: (1) the sale of our Premium and V.I.P. Member subscriptions packages; and (2) a share in the commissions earned by the Company from customers who shop in our online shopping mall as described above.

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

Revenue generated from our E-Commerce and Memberships accounted for approximately 100% and 57% of our total revenue in the three months and nine months ended June 30, 2013, respectively.

Trends in Our Business

Although the addition of a random bonus discount that varied from 50% to 90% per auction increased transaction volume significantly and resulted in an increase in gross revenue recorded during the quarter ended September 30, 2012, the profit margins on a majority of the transactions were less than desired by the Company. Consequently, after conducting an evaluation of the auction program, we decided to discontinue this part of our business model during March 2013 and to focus our resources on potentially more profitable programs for our E-Commerce platform.

Shopping transactions continue to shift from traditional to online retailers as the digital economy evolves. This shift has contributed to the growth of our business since inception, resulting in increased revenue. Although we expect our business to continue to grow, our revenue growth rate may not be sustainable over time, due to a number of factors, including increasing competition, the difficulty of maintaining growth rates if our revenue increases to higher levels, and increasing maturity of the online shopping market. We plan to continue to invest in our core areas of strategic focus, but cannot provide any assurance that such investment will result in increased revenue or net profit. We have taken steps to improve and increase the products offered on our web site via direct signing of dedicated private-label merchants providing cash back shopping programs, entertainment and an expanded global online shopping mall that provides a true worldwide shopping experience.

Seasonal fluctuations in Internet usage and traditional retail seasonality have affected our business, and are likely to continue to do so. Internet usage generally slows during the summer months, and shopping typically increases significantly in the fourth quarter of each calendar year. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results.

We also continued to invest in our systems, data centers, corporate facilities, information technology infrastructure, and human resources. We expect the following to be important components in our business strategy: (i) acquisitions of compatible businesses; and (ii) partner programs strategy as we seek out partners with large retail customer bases who are interested in earning incremental revenue by co-branding our shopping and entertainment web site. We also expect that the cost of revenue will increase in dollars and may increase as a percentage of revenue in future periods, primarily because of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs and other costs.

As we expand our shopping programs and other products to international markets, we continue to increase our exposure to fluctuations in foreign currency to US dollar exchange rates.

New Programs subsequent to June 30, 2013

Overview

Following the termination of the auction program in March 2013, DubLi focused exclusively on becoming a global E-commerce and network marketing organization that brokers products and services to consumers through Internet-based searches conducted under the trade name DubLi.com. DubLi's vision is to capitalize on both the growing international travel sector as well as the continuously expanding trends in consumer online purchasing, both domestically and in global growth markets in Asia and South America. We cannot provide any assurance that we will be successful in capitalizing on the international travel sector or trends in consumer online purchasing domestically or internationally.

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

Since June 2013, DubLi’s revenue has been derived from a combination of:

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

Our Management continues to utilize the existing structure of our network of Business Associates to drive sales and marketing efforts for DubLi.com in various countries. As the Business Associates invest in the development of their own organizations through continued education and media purchase, they are assigned qualified customers who are registered users to the DubLi.com site. Both the consumer and the Business Associates will receive a percentage of the affiliate commission attributed to each purchase while DubLi retains the remaining commission. We expect that the Business Associates will continue to build our organization, reaching new DubLi.com consumers directly, through marketing programs and through co-branded Partner Programs. The new marketing programs were initiated in the US during the quarter ended December 31, 2012, and were launched worldwide in the quarter ended June 30, 2013

The subscription membership packages include access to the DubLi Shopping Mall and a wide range of entertainment, travel and other product offerings, advanced user experience features and greater “cash back” earnings. A major portion of the cash back incentives received by DubLi from retailers will be passed through to the consumers to strengthen website loyalty and to the Business Associates to reinforce sales-marketing efforts resulting in increased activity to the site.

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

A summary of the revised service offerings for periods subsequent to June 30, 2013 is as follows:

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

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Consolidated Results

Net income for the three months ended June 30, 2013 was approximately $7.3 million as compared to a net loss of approximately $3.4 million for the three months ended June 30, 2012, an increase of approximately $10.7 million. Approximately $9.5 million of the increase was due to a higher income recorded from continuing operations including the net income attributed to approximately $6.6 million of revenue recognized from the advertising and marketing programs, and approximately $1.2 million from reduction in loss from discontinued operations. Further discussions on the results of continuing operations and discontinued operations are detailed in the following paragraphs.

Continuing Operations

We recorded revenue of approximately $9.9 million for the three months ended June 30, 2013, an increase of approximately $8.4 million, as compared to approximately $1.5 million in the same period ended June 30, 2012. The increase was mainly due to approximately $6.6 million in revenue that was recognized from the deferred liability amounts. During the quarter ended June 30, 2013, the Company allocated customers to the Business Associates in satisfaction of the terms of the advertising and marketing programs that were sold in fiscal 2012 as discussed above. Our improved website also enhanced our customers’ shopping experience with better integration of the web shopping mall experience with our music sites which contributed in increased revenue of approximately $1.4 million from the new V.I.P. and Premium subscription packages.

Gross income was approximately $9.5 million for the three months ended June 30, 2013 or 95% of revenue, as compared to approximately $1.1 million or 73% of revenue, for the three months ended June 30, 2012, representing an increase of approximately $8.4 million. The increase was primarily due to the recognition of revenue from the deferred liability amounts in respect of the advertising and marketing packages, and the increased contribution from the V.I.P and Premium packages as described above.

Selling, general and administrative (“SGA”) expense was approximately $2.1 million and $3.3 million for the three months ended June 30, 2013 and 2012, respectively, a decrease of $1.2 million. The decrease was primarily due to (i) approximately $0.7 million reduction in stock compensation expense due to fewer grants in 2013 as compared to 2012; (ii) the Company held a conference event in 2012 for approximately $0.2 million but not in 2013 due to cutbacks in the budget; and (iii) lower travel expenses in 2013 than in 2012 of $0.2 million due to budget cutbacks.

Discontinued Operations

The auction program was discontinued effective March 28, 2013. As a result, there were no operating results for the auction program for the three months ended June 2013. For the three months ended June 30, 2012, the Company reported a loss of $1.2 million which have been reclassified as loss from discontinued operations. The loss was mainly due to additional random bonus discounts given on the auction transactions.

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

The foreign currency translation for the quarter ended June 30, 2013 was a loss of approximately $369,000 as compared to a gain of approximately $181,000 for the quarter ended June 30, 2012, an increase in the loss of approximately $550,000.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Consolidated Results

Net income for the nine months ended June 30, 2013 was approximately $7.2 million as compared to a net loss of approximately $9.3 million for the nine months ended June 30, 2012, representing an increase in income of approximately $16.5 million. Approximately $11.5 million of the increase was due to a higher income recorded from continuing operations including the net income attributed to approximately $8.1 million of revenue recognized from the advertising and marketing programs, and approximately $5.0 million increase in income from discontinued operations. Further discussions on the results of continuing operations and discontinued operations are detailed in the following paragraphs.

Continuing Operations

For the nine months ended June 30, 2013, we recorded revenue of approximately $14.0 million, an increase of approximately $11.1 million, as compared to approximately $2.9 million for the nine months ended June 30, 2012. The increase was mainly due to approximately $8.1 million in revenue that was recognized from the deferred liability amounts. For the nine months ended June 30, 2013, the Company allocated customers to the Business Associates in satisfaction of the terms of the advertising and marketing programs that were sold in fiscal 2012 as discussed above. Our improved website also enhanced our customers’ shopping experience with better integration of the web shopping mall experience with our music sites which contributed in increased revenue of approximately $2.1 million from the new V.I.P. and Premium subscription packages.

We had gross income of approximately $13.0 million or 93% of revenue for the nine months ended June 30, 2013, as compared to $2.0 million or 69% of revenue for the nine months ended June 30, 2012, an increase of approximately $11.0 million. The increase was primarily due to the recognition of revenue from the deferred liability amounts in respect of the advertising and marketing packages, and the increased contribution from the V.I.P and Premium packages as described above.

SGA expense for the nine months ended June 30, 2013 was approximately $8.9 million as compared to approximately $9.8 million recorded for the nine months ended June 30, 2012, representing a decrease of approximately $0.9 million. The decrease was mainly attributed to reduction in stock compensation expense due to fewer grants in 2013 which amounted to approximately $2.0 million. This decrease was set off by an increase of approximately $0.8 million that was procured for outside information technology support services.

During the nine months ended June 30, 2013, we recorded a software impairment charge of approximately $355,000 due to obsolescence of certain components of our shopping mall operating system.

Discontinued Operations

Income from discontinued operations for the nine months ended June 30, 2013 increased to approximately $3.5 million from a loss of approximately $1.5 million for the nine months ended June 30, 2012, an increase of $5.0 million. The increase was primarily due to increased auction transaction counts that required usage of DubLi Credits for each bid that led to increased sales of DubLi Credits being recognized as revenue.

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

Foreign Currency Translation Adjustment

The foreign currency translation for the nine months ended June 30, 2013 and 2012 was a loss of approximately $374,000 as compared to a gain of approximately $195,000, respectively, an increase of approximately $569,000.

Liquidity and Capital Resources

Liquidity

As a result of the Company incurring substantial losses in fiscal 2012 and to meet the cash requirements for working capital and capital expenditures, we will require additional financing. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we will be unable to execute upon our business plan and pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

The Company is making changes to its product offerings, which will place additional demands on future cash flows and decrease liquidity as we improve our systems. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our revised operations and revenue generated from such operations, competitive pressures, and acquisitions of complementary products, technologies or businesses. We intend to increase our marketing efforts in order to grow our network of Business Associates which we expect will improve sales of our E-commerce products. The marketing efforts will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenue from operations; adequately deal with competitive pressures; acquire complementary products, technologies or business; or increase our marketing efforts.

Operations subsequent to June 30, 2013 have been financed (i) through borrowings from the Company’s President and Chief Executive Officer, Michael Hansen, amounting to $1.5 million for the balance of fiscal 2013 and $1.5 million during fiscal 2014 (as described under Mr. Hansen revolving loan below); (ii) from the sale of land in Dubai in March 2014 which resulted in net proceeds of $0.8 million; and (iii) in May 2014 through unsecured loan from an unrelated party of $0.5 million which was subsequently repaid on November 4, 2014.

In August 2014, Mr. Hansen executed a revolving loan commitment to fund the Company up to $5 million through December 31, 2015. Between August 15 and August 20, 2014, the Company drew down $1.5 million under the revolving loan facility. On October 17, 2014, the Company fully repaid Mr. Hansen for the $1 million loaned to the Company from April through September 2013 with cash generated from current operations.

Cash in Foreign Subsidiaries

The Company has significant operations outside the United States (“US”). As a result, cash generated by and used in the Company's foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of June 30, 2013, the Company held $0.2 million of unrestricted and $0.5 million of restricted cash in foreign subsidiaries.

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

Subsequent Events

●	On May 7, 2013, the Company completed the first tranche of the private placements of 6.4 million shares of Common Stock amounting to approximately $1 million pursuant to a Securities Purchase Agreement (“SPA”) with several investors in Europe (“CG investors”) deemed to be “Qualified Investors” under Directive 2004/39/EC of the European Parliament and of the Council. The private placement of shares was exempted from registration pursuant to Regulation S promulgated under the Securities Act of 1933 as amended.

Subsequent to that date, the Company received funds totaling approximately $199,000 for additional subscriptions under the SPA for which the closing has not been completed. On July 23, 2014, the Company and a majority of the CG investors agreed to cancel their remaining obligations under the SPA, with an effective date of March 30, 2013. The Company is in the process of making refunds of the additional subscriptions for those investors who have mutually cancelled the SPA.

●	On June 20, 2013, the Company entered into separate stock purchase agreements with several executives of the Company namely Michael Hansen, President and CEO; Eric Nelson, CFO; Andreas Kusche, General Counsel; Rick Daglio, Chief Technology Officer; and Thomas Sikora, Chief Product Officer with respect to the sale of 30,408,453 shares of Common Stock at a price of $0.10 per share. On the date that the Board of Directors of the Company approved the transaction, the Company's Common Stock had a closing price of $0.115. The stock purchase agreements were subsequently cancelled except for Mr. Daglio.

●	On November 15, 2013, the Company entered into an amendment to the stock purchase agreement with Mr. Hansen for an additional 751,000 shares of Common Stock at a price of $0.10 per share. The consideration of $75,100 was paid partly by cash of $25,000 and the balance of $50,100 through conversion of debt owed to Mr. Hansen. The stock purchase agreement was subsequently cancelled effective November 30, 2013.

●	On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. The outstanding principal and unpaid accrued interest are due and payable on January 1, 2015, failing which there will be a late charge of $1,000 per day until full repayment.

On November 4, 2014, the Company fully repaid the outstanding principal and accrued interest to the private lender with cash generated from the Company’s current operations.

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

Off-Balance Sheet Arrangements

At June 30, 2013 and 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Remediation Plans

To address the identified material weakness discussed above, we have:

1.	Engaged a firm of enterprise resource planning (“ERP”) system consultants to assist with the integration of the Company's accounting and reporting systems into a single automated system;
2.	Hired a new Chief Financial Officer in February 2013 and a Corporate Controller in 2014;
3.	Commenced a reorganization of our accounting and administrative staff designed to improve work flow and enhance internal controls;
4.	Engaged a law firm to advise us regarding securities law compliance and corporate governance standards;
5.	Hired additional accounting staff in 2014 including an internal control compliance manager; and
6.	Engaged an internal audit firm to assist with control assessment and remediation.

Under the steps as detailed in the “Remediation Plans”, we are in the process of enhancing our internal control processes as follows:

(1)	Control Environment

(a)	continue to upgrade our accounting staff in order to achieve an effective control environment;
(b)	develop an anti-fraud program and implement a whistle-blower program and a program to manage and identify fraud risks;
(c)	continue to reorganize our accounting and administrative staff designed to improve work flow and enhance internal controls;
(d)	formalize our finance-related job descriptions for all staff levels that specifically identify required financial reporting roles, responsibilities, and competencies, and clarify responsibility for maintaining our internal controls over financial information;
(e)	use our best efforts to obtain appropriate Type II SSAE 16 service auditor's reports from its service organizations when available; and
(f)	implement unused system features and provide training to better utilize our ERP system to lessen the use of spreadsheets and to also develop controls over spreadsheets and migrate from spreadsheet based consolidations to using the consolidations capabilities built into our ERP system.

(2)	Monitoring of internal control over financial reporting

(a)	continue to improve our policies and procedures with respect to the review, supervision and monitoring of our accounting operations;
(b)	performed a risk assessment in order to improve our monitoring function in conjunction with our ERP system; and
(c)	we formalized our process to improve the organization structure and we are working to develop forecasts and plans by which our Management can measure achievement against formalized benchmarks.

(3)	Period end financial close and reporting

(a)	continuing to improve our financial reporting and closing processes; and
(b)	continuing to document and implement controls over financial reporting.

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

In the ordinary course of business, the Company and its subsidiaries including its directors and officers may be defendants in or parties to pending or threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants.

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

DubLi, Inc.

Date: November 7, 2014.	By:	/s/ Michael Hansen
Michael Hansen
President and Chief Executive Officer

