Form 10-K
period 2013-09-30
DubLi, Inc.
filed 2014-12-24
CIK 1097792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 31, 2013 was $48.5 million.

As of December 19, 2014, 430,660,957 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding and 185,000 shares of the registrant’s Preferred Stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. None

FORWARD –LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact are forward-looking statements which include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our Management, and are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Annual Report on Form 10-K, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they were made, and, other than as required by Federal securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Annual Report on Form 10-K.

PART I

Item 1. Business

Background and Corporate Information

DubLi, Inc. (the “Company,” “DubLi,” “we,” or “us”) was incorporated under the laws of the State of Nevada on June 4, 1999, under the name of Clamshell Enterprises, Inc., which was changed to MediaNet Group Technologies, Inc. in May 2003 and subsequently to DubLi, Inc. on September 25, 2012.

At the time the Company was incorporated, it had no operations. On October 19, 2009, pursuant to a Merger Agreement dated as of August 10, 2009, and as amended and restated on September 25, 2009, among the Company, the Company’s then subsidiary DubLi Merger Sub, Inc., a Nevada corporation, and CG Holdings Limited, a Cyprus limited company (“CG”), we acquired all of the issued and outstanding shares of CG for 5,000,000 shares of our Series A Preferred Stock (the “Merger”). As more particularly described herein, the Merger resulted in a change in control of the Company along with the conversion of the Series A Preferred Stock to Common Stock. As a result of the Merger, CG became a wholly owned subsidiary of the Company and CG’s subsidiaries became indirect subsidiaries of the Company. CG was organized in Cyprus on March 17, 2009, as a holding company for certain companies operating the DubLi business.

The operations of DubLi are carried out through the following entities (collectively, the “Operating Subsidiaries”):

●	DUBLICOM LIMITED (“DUBLICOM”), a Cyprus limited company, which operates DubLi’s shopping and entertainment websites, and operated online auctions that were discontinued as of March 28, 2013;

●	DubLi Network Limited (“DubLi Network”), a British Virgin Islands limited company, which operates DubLi’s global network of Business Associates;

●	DubLi Properties, LLC, a Delaware limited liability company, which holds certain rights to real estate in the Cayman Islands;

●	Crown Group Investments Limited, an offshore company incorporated in the Jebel Ali Freezone, Dubai, United Arab Emirates (“UAE”) which holds land in Dubai, U.A.E. as an investment; and
●	Dubli Holding Limited, an offshore company incorporated in the Jebel Ali Freezone, Dubai, UAE, as a holding company.

Due to the timing of the filing of this report, we are providing a description of our business operations for fiscal year 2013 and business operations subsequent to fiscal 2013.

Business Overview

DubLi is a global network marketing company that operates an online shopping portal, www.Dubli.com, through which its customers search for and purchase products offered by various online stores, including consumer products, travel related-products and financial and insurance products. Until March 28, 2013, we also operated online auctions. Neither the Company nor its Business Associates maintain physical inventory of the products sold through the online shopping portal or deliver the products sold. Our online transactions are conducted through DubLi.com websites in Europe (“EU”), North America (“US”), Australia and New Zealand (“AU”) and through a global portal serving the rest of the world (“Global”). Management intends to expand service offerings to India, Asia and South America; however, we cannot provide any assurance that we will be successful in doing so. We have a large network of independent Business Associates that is the primary sales driver for the organization which sells our various E-commerce products, including memberships, and advertising and marketing programs.

Our revenues during fiscal year 2013 were generated primarily from: (a) our E-commerce program, which is comprised of: (i) our DubLi Shopping Mall, which facilitates purchase transactions by our customers from participating online shops and stores via our online shopping mall, thereby generating sales commission income for us; (ii) sales of advertising and marketing programs; and (iii) membership subscription fees paid by partners and customers; (b) our network marketing program, through the sale of initial business licenses and subscription fees to our Business Associates, and (c) our auction program, which was comprised of: (i) the sale of electronic gift cards and goods through auctions; (ii) the sale of “credits” (referred to hereinafter as “Credit” or “DubLi Credits”), or the right to make a bid in our auction program, directly to consumers and through Business Associates; and (iii) handling fees for each auction transaction that resulted in the sale of an electronic gift card. Effective March 28, 2013, we discontinued our auction program, as our Management determined that the Company would derive a greater financial return by focusing on the enhancement of its E-commerce platform and that the operations of the auction program would be incompatible with the enhanced platform.

Since September 30, 2013, DubLi’s revenues have been derived from a combination of: (a) sales of DubLi.com Premium and V.I.P. member packages through a voucher program that became effective during the quarter ended June 30, 2014; (b) commission income earned from DubLi.com online shopping mall retailers, net of cash back payments to customers; (c) commission income earned from DubLi.com online travel providers, net of cash back payments to customers; (d) DubLi Network revenues from sales training materials and conferences sold to Business Associates and Partner program participants; (e) sales of advertising and marketing packages to Business Associates and Partner program participants; and (f) sales of monthly business licenses to Business Associates and Partner program participants.

The success of our business model is dependent upon our ability to generate sufficient volume of free and paid customer memberships for our DubLi.com site in order to increase (1) volume of customer purchases through our site and thereby commission income we earn on these purchases, and (2) advertising revenue for the site through various sales and marketing initiatives. We can offer no assurances that we will be able to generate the required volume of customer memberships.

E-commerce

Recognizing that E-commerce continues to attract market share from the traditional retail market, we decided to completely re-design our web offerings into a consumer-based E-commerce platform to capitalize on this trend. Our consumer purchasing experience is based on a global entertainment and shopping mall platform that features a travel and lifestyle portal. The redesign is being implemented in multiple phases and has built-in flexibility to adjust to real time market and consumer behavioral data.

DubLi Shopping Mall

We offer our own online DubLi shopping portals (collectively referred to as “Shopping Malls”), that allows customers in each of our geographic markets to search and shop for products offered by various online stores, including consumer products, travel related-products and financial and insurance products. DubLi is not the supplier of these products. Retail sellers of goods and services who join the Shopping Malls as participating merchants agree to pay commission income to us with respect to goods and services purchased through our Shopping Malls at their individual web stores. For all customer purchases that are completed through the Shopping Malls with the respective online store (known as merchant partner in their network), we receive commission income from that online store based on a set percentage of the value of the completed customer purchase transaction or a flat dollar amount for each transaction. We pay a portion of this income collected from the participating merchants to the customer who made the purchase as a “cash back” reward. We also pay a commission to our Business Associate if the customer who made the purchase was obtained by (or has otherwise been assigned to) a Business Associate or his/her organization.

To facilitate the purchases, we provide links to products sold in numerous merchants’ online stores based on the customer’s search. The Shopping Malls are designed to efficiently provide the relevant information in a clear, concise and user-friendly format that enables the customer to make purchase decisions in the fewest “clicks.” DubLi uses price comparison technology that permits shoppers to compare prices for millions of products and services sold through thousands of the top online stores. Customers may search for a product and select the best deal, search by category, or browse through the Web’s most popular stores. Users may search for products and services by entering key words or category inquiries. They are also able to refine their searches by using a number of filters, including number of products, price or brand.

The Shopping Malls use merchant provided price indexes and product information and inputs these dynamic results into our shopping database to update all information available to our customers on an ongoing basis. The website is designed on a Service Oriented Architecture - for a cross website synchronization interface that allows us to easily add or modify new merchants and their corresponding web links, automatically render product information (descriptions, price and graphics) and track and input into the database changing discounts and specials. The website also tracks and reports user data on a regular basis. Users can also perform searches by selecting the "Choose online store" banner and then the “Show Categories” or “Show all stores” tabs on the Shopping Mall home page of each country’s mall, and also by using the “Shop by Country” drop-down menu on the Shopping Mall.

Our Shopping Malls use third-party networks to access its merchant partners. The Company localizes its Shopping Malls by country. For example, in Germany a user will only shop with German merchants and make their purchases in €.  However, DubLi supports several languages on the Company’s hosted portion of its Shopping Malls. Customers may make purchases in their local currency; however, their cash back awards will be paid in the currency used on the respective DubLi portal with which they are registered.  For example, in Denmark, the users pay for the purchase in Danish Krone but receive their cash back in €.

The Company’s Global Shopping Mall (“Global Mall”) uses merchants based in the United States (US) and United Kingdom (UK) that ship, in the aggregate, to several countries around the world. The Global Mall is hosted in English and the user will make their purchase in either US$ or British Pound Sterling (“GBP”), unless the merchant offers various currency options on its website. When a user enters the Global Mall, the IP (Internet Protocol) address identifies the user’s country of residence so that the web page only displays products and merchants that ship to that user’s country based on a UPC (Unique Product Code) or EAN (European Article Number). The price of the product is normalized from US$ and GBP and presented back to the user in the user’s local currency. The Company believes it is the only Global Mall provider to offer this type of system.

We intend to launch a localized Shopping Mall in every country in which we have a sufficiently large number of Business Associates to support the endeavor.

Our customers must become members of Dulbli.com to take advantage of all of a Shopping Mall’s features. We offer three levels of membership to our customers: Free, Premium and V.I.P. All customers who become members of Dulbli.com and purchase products through a Shopping Mall will earn a cash back reward at the end of each month. The cash back is a percentage of the value of their purchases. The percentage varies based upon each respective retailer from which the customer purchase for the particular month. Customers who purchase the Premium member package or the V.I.P. member package earn a higher percentage of cash back on all purchases made through a Shopping Mall.

DubLi offers a white label partner program to companies, associations, affinity groups and non-profit organizations (each a “Partner”). Each Partner earns a commission on membership subscription packages sold to such Partner’s members through their portal. Using the Partner program gives a participating Partner a professional web presence, access to products offered on a Shopping Mall, and the use of a DubLi portal to complete all customer purchase processes. DubLi provides a variety of ready-made templates that can be customized to the individual requirements of any Partner, including the use of the Partner’s URL. The Partner also earns commission based on a percentage of commission income we receive, which is generated through the purchases made by customers from the Partner group.

Business Associates Network

General

During and subsequent to the year ended September 30, 2013, our products have been distributed through a global network marketing organization comprised of independent contractors that we refer to as Business Associates. Currently, our Business Associates network is operating in 75 countries. Business Associates are incentivized to (1) sell customer memberships to, and thereby generate purchasing activity for a Shopping Mall and (2) develop a supporting sales organization by soliciting and sponsoring new Business Associates (“Down-line Associates”) that will in turn generate their own customer memberships and purchasing activity. Business Associates earn commissions from:

●	their sales of DubLi’s Shopping Mall Premium and V.I.P. memberships to customers;

●	the purchases made through our online Shopping Malls by customers who belong to the subject Business Associate’s organization;

●	their sales of advertising and marketing programs to Down-line Associates; and

●

until March 28, 2013 (at which time our auction program segment was discontinued) the sale of Credits by Down-line Associates sponsored by the subject Business Associate or such Business Associate’s Down-line Associates.

Each Business Associates’ success is dependent on paid customer memberships and online purchasing volumes generated by a customer associated with the Business Associates organization and the efforts of his or her Down-line Associates, which is in turn dependent upon the time, effort and commitment a Business Associate puts into his or her business. We believe our continued commitment to develop our product offerings and online Shopping Mall will enhance our Business Associates’ ability to attract both new customers for our Shopping Malls and new Down-line Associates.

Structure of the Business Associates Network

To become a Business Associate, our Business Associates purchase an initial business license which enables them to begin their sales operations of our products and services. After the initial year, our Business Associates pay a subscription fee to remain as an active member. During the second quarter of fiscal 2013, the Company revised the subscription fee from an annual to a monthly basis.

A Business Associate contacts customers directly, selling primarily through our web site, which highlights new products and special promotions for each sales campaign.

We employ certain electronic order systems to increase Business Associate support, which allows a Business Associate to run the business more efficiently and also enables us to improve our order-processing accuracy. For example, in many countries, Business Associates can utilize the Internet to manage their business electronically, including order submission, order tracking, payment and two-way communications with us. In addition, Business Associates can further build their own business through personalized web pages provided by us, enabling them to sell a complete line of our products online.

The recruitment of Business Associates is primarily the responsibility of vice presidents, sales directors, team coordinators and team leaders. These individuals are independent contractors who are rewarded primarily based on total sales of E-commerce products achieved in their organization. Personal contacts, including recommendations from current Business Associates, webinars and live local area events constitute the primary means of obtaining new Business Associates.

The DubLi network program is a multi-level compensation program which gives Business Associates the opportunity to earn commissions based on the net sales made by Business Associates they have recruited and trained in addition to commissions earned on their own sales of our products. This program offers six levels on which commissions can be earned and continues to focus on individual product sales by Business Associates. The six levels under the commission compensation table are as follows: (i) senior vice president, (ii) vice president, (iii) sales director, (iv) team coordinator, (v) team leader and (vi) team member. As each team member moves up the hierarchy, different compensation rates are applied to calculate their commission earned.

Given the high rate of turnover among Business Associates, which is a common characteristic of direct marketing, it is critical that we recruit, retain, train and service Business Associates on a continuing basis in order to maintain and grow our business. In this regard, we have initiatives underway to standardize global processes for prospecting, appointing, training and developing Business Associates, as well as training and developing our direct marketing executives. We cannot provide any assurance that these initiatives will be successful in prospecting, appointing, training and developing Business Associates and marketing executives.

Sales promotion and development activities directed at assisting Business Associates include electronic brochures and other multimedia technology, web sites (www.DubLinetwork.com and www.DubLi.com), newsletters, webinars, live local events and DubLi Network Academy, a specially designed marketing educational curriculum. We use web advertising to support the efforts of Business Associates to reach new customers, specially designed sales aids, promotional pieces and multimedia presentations. In addition, we seek to motivate our Business Associates through special incentive programs that reward superior sales achievers. We have made significant investments in management time and research to understand the financial return of such field incentives. Vice presidents and sales directors conduct constant sales meetings with Business Associates. The meetings are designed to keep Business Associates motivated and be kept abreast of product line changes, explain sales techniques and provide recognition for sales performance.

Motivation and Training

We believe that personal and professional development, along with product knowledge, and sales and marketing training are key to our Business Associates’ success and therefore we and our vice presidents, sales directors, team coordinators and team leaders (collectively the “Team Leaders”) conduct meetings and events to support this important objective. The Team Leaders conduct training sessions on local, regional and global levels to provide product education, and sales and marketing training for the professional development of our Business Associates. Additionally, self-paced online training is available in certain markets, as well as current information about us and our products.

As with any sales force, reward and recognition programs are a significant component in motivating our sales leaders. We invest in regional and worldwide events and promotions to motivate our sales leaders to achieve and exceed sales, recruiting and retention goals.

Advertising and Marketing Programs

We offer advertising and marketing programs for sale to our Business Associates and to Partner program participants. The packages offered to Business Associates include planned television and telemarketing advertising campaigns and Partner programs. Through December 2012, three major advertising and marketing programs were introduced and sold to Business Associates which represented a pool of funds we collected in advance of a planned television and telemarketing advertising campaign program. The first campaign ran from April 2012 to December 2012 and all customers acquired during the campaign were allocated and commissioned to Business Associates pro-rata based upon their percentage contribution to the program. The revenue was recognized ratably as the funds were spent over the campaign period. A second campaign ran from September 2012 to December 2012, however, due to a lack of response from customers, the rest of the advertising campaign was terminated.

Subsequently, in fiscal 2013, the Company through various shopping mall initiatives generated sufficient customers needed for allocation to our Business Associates who purchased the advertising and marketing programs. As a result, the Company recognized the revenue in fiscal 2013 which was reported as unearned subscription fees and advertising as a liability in the consolidated financial statements in the previous fiscal year.

There are no third party retailers for DubLi’s various products sold under the advertising and marketing programs. Each product developed by the Company is either sold directly to the end consumer through our website or through our Business Associates network. The Company records advertising revenue on several advertising and marketing packages sold to its Business Associates when all the terms and obligations are fulfilled under each package. Our Business Associates earn a commission when they complete any sale of our packages under our advertising and marketing program.

Auction Program

The Company operated an auction program from fiscal year 2011 through March 28, 2013, when Management determined to discontinue the auction program to focus solely on our E-commerce business model. The Company operated two types of auctions, Xpress Bid (“Xpress”) and Unique Bid (“Unique”) auctions. Xpress auction was designed to sell our proprietary electronic gift cards at a discount and the Unique auction was designed to enable consumers to purchase goods, such as computers, cameras, smart-phones, and jewelry at discounts to retail prices through the shopping portal. The Unique auction offers only certain inventory (brand new, newest model, full warranty) from the world’s leading manufacturers. Both types of auction operate on four separate platforms, one each for EU, US, AU and Global.

In October 2012, the Company suspended the auction program and Management conducted an evaluation of the program and determined that the Company would derive a greater financial return by focusing on the enhancement of its E-commerce platform and that the operations of the auction program would be incompatible with the enhanced platform. As a result, in December 2012, the Company notified its Business Associates and retail consumers that all auction activities would cease, effective March 28, 2013. All remaining unused DubLi Credits owned by Business Associates after that date were no longer usable. During fiscal 2014 these unused Credits were exchanged with replacement vouchers that the Business Associates could use to: (i) upgrade their customers’ status with a full year’s membership; or (ii) sign up one new partner under the Partner program whereby the sign-up fee and first year annual portal fee were waived. DubLi Credits that were unused by retail consumers after the Company’s notice period expired in accordance with Company policy were recognized as income at that time.

Xpress auction offered electronic gift cards ("Gift Card") that were redeemable for cash. In an Xpress auction, the Gift Card up for auction was displayed with a starting price, which was the actual face value of the Gift Card (‘Starting Price”). Each time a person made a bid, the price was decreased by either US$0.20, AU$0.20 or 0.20€ and the reduced price became visible to the person making a bid and to no other person. The bidder could choose to purchase the Gift Card at the reduced price so shown or could opt to wait in the hopes that others will make further bids and drive the price down. The final purchase price was always less than the Starting Price and often represented a reasonable discount to the Starting Price.

In order to participate in and make bids in any auction, consumers were required to purchase DubLi Credits. We sold each Credit for either United States Dollar (US$) 0.80, Australian Dollar (AU$) 0.90 or Euros (€) 0.60 depending on portal location that entitled the consumer to one bid in either Unique or Xpress auction with a corresponding $/€ 0.20 price reduction of the goods on the Xpress auction.  Discounts were available on the purchase of a substantial volume of Credits at one time. We also included Credits in various retail membership subscription packages such as the Premium and the V.I.P. member packages. Credits could be purchased directly from DubLi or from one of DubLi’s Business Associates. Accordingly, we generated revenues from the auctions both on the sale of Credits and on the sale of products to the ultimate auction winners. DubLi Credits have no monetary value, no stored value, they were not refundable after three days from purchase and they could not be redeemed for products or services. DubLi Credits could only be used to place bids at auctions.

The Unique auction was scheduled with a definitive start and end time. At any time prior to the scheduled auction end time, anyone could make bids at the price which they would purchase the product. Bids were required to be made in 0.20 increments in US$, AU$ or €. The individual who had placed the lowest unique bid (i.e. no other person has bid the same 0.20 incremental amount) was entitled to purchase the product at that bid price.

Credits were sold to consumers directly by DubLi, through our network of Business Associates, or through the Partner program (as described above). Substantially all our Credit sales were made through our network of Business Associates and, accordingly, we were dependent on our Business Associates for a significant portion of our sales.

Business Associates earned commission on the sale of Credits by Down-line Associates sponsored by the subject Business Associate or such Business Associate’s Down-line Associates. Business Associates also earned income on the re-sale of Credits owned by the subject Business Associate directly to retail consumers (“End Consumers”) who are signed up by such Business Associate. To earn income, a Business Associate must purchase Credits from DubLi and resell such Credits to its End Consumers. Credits were sold by Business Associates to End Consumers at the same price offered by DubLi. When the End Consumer placed an order for Credits, the Credits were automatically deducted from the Business Associate’s account and transferred to the End Consumer’s account, and the Business Associate was then eligible to earn the income. If a Business Associate did not have sufficient Credits in his or her account to cover an order by an End Consumer, DubLi would supply the balance of Credits to fill the order, but the Business Associate would not be eligible to earn commissions or income on the Credits supplied by DubLi. The amount of income earned by a Business Associate was calculated on a percentage based on the total Credits purchased by the Business Associate over a consecutive twelve-month period. In addition, a Business Associate could make a profit from the sale of Credits by purchasing the Credits in bulk (packages containing 800 or 2,000 or 5,000 Credits) from the Company at wholesale and re-selling them to customers at the same price at which the Company sold the Credits to its customers.

Under the Partner program, a Partner earned commission on all DubLi Credits sold to such Partner’s members through their portal.

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

We are subject to foreign and domestic laws regulating the conduct of business on and off the Internet. It is not always clear how existing laws regulating our activities, such as gaming, multi-level marketing, certain intellectual property issues, and distribution controls, apply to online businesses such as ours. The majority of these laws was enacted prior to the advent of the Internet and E-commerce and, as a result, do not contemplate or address the unique issues of the Internet and E-commerce.

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

Our network marketing program is subject to a number of federal and state regulations administered by the Federal Trade Commission (“FTC”) and various state agencies in the United States, as well as, regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, even in jurisdictions where we believe that our network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

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

Online Web Malls

DubLi’s web malls compete with a variety of companies, operating directly or indirectly in competition for E-commerce based businesses including card based loyalty programs. We attempt to compete with our competition by offering larger cash back rewards and more international offerings.

International Operations

Our international operations are conducted in several countries and territories outside of the US. The operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable social, economic and political conditions. See also Item 1A. Risk Factors – “Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks”; “We are exposed to fluctuations in currency exchange rates and interest rates” and “We face risks associated with our international operations”.

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

Employees

As of September 30, 2013 the Company had 22 full-time employees.

Website Access to Reports

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are, and have been made available throughout 2013 without charge on our investor website (www.dubli-inc.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). We also make available on our website our Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, from Investor Relations, DubLi, Inc., 6750 N. Andrews Ave, Suite 200, Ft Lauderdale, FL 33309 or by sending an email to investorrelations@DubLiCorp.com or by calling (561) 362-2381. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above referenced reports.

Item 1A. Risk Factors

We are dependent upon our ability to raise capital to continue operations

We have incurred losses since the inception of our operations through September 30, 2012 and recorded negative net cash flows from operating activities of $11.7 million for the year ended September 30, 2013. As a result, our Company had stockholders’ and working capital deficits of approximately $12.0 million and $15.8 million, respectively, as of September 30, 2013. We financed our operations during the year ended September 30, 2013 through (i) borrowings from our President and Chief Executive Officer, Michael Hansen, amounting to approximately $2.2 million, and (ii) proceeds from issuances of shares of Common Stock through private placements and stock option exercised amounting to approximately $2.4 million.

Our operations subsequent to September 30, 2013 have been financed in part through (i) borrowings from our President and Chief Executive Officer, Michael Hansen amounting to $1.5 million during fiscal 2014 to date (as described under Mr. Hansen’s revolving loan below); (ii) the sale of one of our land parcels in Dubai in March 2014 which resulted in net proceeds of $0.8 million; and (iii) an unsecured loan in May 2014 from an unrelated party of $0.5 million which was subsequently repaid on November 4, 2014 with cash generated from current operations.

In August 2014, Mr. Hansen executed an amended and restated revolving loan commitment to fund the Company up to $5 million through December 31, 2015. Between August 15 and August 20, 2014, the Company drew down $1.5 million under the revolving loan facility.

Until such time as the cash inflows derived from our operations increase to the amounts necessary to cover our operating, capital, and other expenditures, we will remain dependent upon Mr. Hansen in obtaining additional debt and/or equity capital to continue operations. However, we may not be able to obtain this additional capital when needed. We are not currently in compliance with the reporting requirements of Section 13(a) of the Exchange Act, and we will not be able to raise capital through the issuance of debt and/or equity securities to unrelated third parties until we are in compliance with such reporting requirements. Although we intend to become current with respect to our reporting obligations during 2015, there can be no assurances that we will be able to do so. If we do become current with our reporting requirements and subsequently raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders may experience significant dilution in their ownership percentage of the Company.

Our business model may not generate revenues sufficient to support our operations.

Since the inception of our operations we have not generated sufficient revenues to fund our expenses and other cash outflows. In fiscal 2013 we discontinued our online auction program to focus solely on our DubLi.com business model and all of our future revenues generation is dependent upon the success of this concept. DubLi.com is a shopping portal that provides its members with cash back on any purchases of goods and travel packages they make from the online retailers and online travel providers (“Merchants”) that are linked to the DubLi.com site. We offer both free memberships and paid memberships, whereby consumers that pay a subscription fee for Premium and V.I.P. membership receive a higher percentage of cash back reward from each purchase. Retailers and travel providers pay us a commission income based on a percentage of each purchase made on their site by a DubLi.com member. Although we market directly to potential members, we rely primarily on our Business Associates network and Partner programs to generate members to our site, and we pay a commission based on customers’ purchases to our Business Associates and Partner program sponsors.

We have not yet obtained enough members or facilitated enough purchase activity to generate net revenues (net of cash back to customers) and sales of corresponding advertising and marketing programs sufficient to support our operations. Furthermore our lack of liquidity has had an adverse impact on our Business Associates network and our ability to directly market to potential members, thereby reducing the effectiveness of these methods of obtaining new members.

If we are not able to significantly increase the membership of our DubLi.com site to generate revenue made through the site and sales of corresponding advertising and marketing programs, we may not be able to sustain operations.

Our current Management team has very limited experience in operating a public company and complying with public company obligations.

Our current Management team has limited experience in operating a publicly traded company in the United States. As a public company, we are subject to a number of requirements, including the reporting requirements under the Exchange Act, and the Sarbanes-Oxley Act of 2002. These requirements might place a strain on our systems, resources and Management, and as a result, our Management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and operating results.

If we do not improve our internal controls and systems, our business may suffer and the value of our stockholders’ investment may be harmed.

As a public company, we are required to establish and maintain disclosure controls and procedures, and internal control over financial reporting pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires annual management assessments of the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). During the course of our testing in fiscal 2013, we identified certain material weaknesses in our system of internal controls and inaccuracies or deficiencies in our financial reporting. See Part II, Item 9A of this Form 10-K for further discussion on these identified weaknesses. We are taking remedial measures to correct such control deficiencies and expect to devote significant resources to improving our internal controls. These remedial measures include the measures discussed in Part II, Item 9A of this Form 10-K. We expect to continue to evaluate our controls and make improvements as necessary. However, we cannot be certain that these measures will ensure that our controls will be adequate in the future or that the controls will be effective in preventing fraud or material misstatement. If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, and fraud may be easier to perpetrate on us. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on our stock price.

Our success is dependent on the ability and productivity of our Business Associates.

Most of our revenues are generated through the efforts of our network of Business Associates. To increase our revenues, we must increase the productivity of this network. Therefore, our success depends, in significant part, upon our ability to recruit, retain and motivate our Business Associates and their ability to expand their organization network and to generate customers to our Shopping Malls. Our operating results could be harmed if our existing and new business opportunities do not generate sufficient interest to retain and motivate existing Business Associates and attract new Business Associates; or if we fail to educate them about our products and services in ways that ensure their success or if we fail to properly support them in their efforts.

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

We may experience a high rate of turnover among Business Associates, which is a characteristic of the network marketing business. The loss of a significant number of Business Associates for any reason could negatively impact sales and could impair our ability to attract new Business Associates. In addition, the level of confidence of the Business Associates in our ability to perform is an important factor in maintaining and growing our Business Associate network. Adverse publicity or negative financial developments concerning the Company, could adversely affect our ability to maintain the confidence of our Business Associates.

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

We face significant competition.

We face competition from competing products in each of our lines of business, in both the domestic and international markets. Globally, we compete against products sold to consumers by other direct marketing and sales companies and through the Internet, and against products sold through the mass market and prestige retail channels.

Within the direct selling channel, we compete on a regional and often country-by-country basis, with our direct marketing competitors. We compete within a distinct business model where providing a compelling earnings opportunity for our Business Associates is as critical as developing and marketing new and innovative products. Therefore, in contrast to a typical company which operates within a broad-based consumer pool, we must first compete for a limited pool of Business Associates before we reach the ultimate consumer.

Direct sellers compete for representative or entrepreneurial talent by providing a more competitive earnings opportunity than that offered by the competition. Business Associates are attracted to a direct seller by competitive earnings opportunities, often through what are commonly known as “field incentives” in the direct marketing industry such as awards of trips, cars or bonuses paid to the highest performers. Competitors devote substantial effort in finding out the effectiveness of such incentives so that they can invest in incentives that are the most cost effective or produce the better payback. As a result, we are subject to significant competition for the recruitment of Business Associates from other direct selling or network marketing organizations. It is therefore continually necessary to innovate and enhance our direct selling and service model as well as to recruit and retain new Business Associates. If we are unable to do so our business will be adversely affected.

The E-commerce marketplace is rapidly evolving and intensely competitive, and we expect competition to intensify in the future. We compete with many competitors based on the type of merchandise and the sales format they offer to customers. Some competitors in the E-commerce marketplace focus primarily on excess and overstock products with fixed price formats while others may emerge with myriads of new and innovative models and strategy.

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

We are also subject to the interpretation and enforcement by governmental agencies of other foreign laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, import and export license requirements, privacy and data protection laws, and tariffs and taxes, which may require us to adjust our operations in certain markets where we do business. In addition, we face legal and regulatory risks in the United States and, in particular, cannot predict with certainty the outcome of various contingencies or the impact that pending or future legislative and regulatory changes may have on our business in the future. The FTC has proposed business opportunity regulations which may have an effect upon the Company’s method of operating in the US. It is not possible to gauge what any final regulation may provide, its effective date or its impact at this time.

We may not be successful in developing brand awareness, which is critical to our business.

We believe that brand recognition is critical to our business. Development and awareness of our “DubLi” brand will depend largely on our ability to increase our Business Associate network and customer base. If Business Associates and consumers do not perceive us as offering an entertaining and/or efficient way to purchase merchandise, we may be unsuccessful in promoting and maintaining our brand. To promote our brand, we expect to continue to recruit new Business Associates, to incentivize existing Business Associates and to increase our marketing and advertising budgets. Since a significant percentage of our cost of revenues are commissions paid to our Business Associates, we anticipate that, relative to some of our competitors, a smaller percentage of our gross revenues will be available for marketing or promotional activities. Failure to successfully promote our brand in a cost effective manner could significantly harm our business and financial condition.

Customer complaints, negative publicity or our security measures could diminish use of our services.

Customer complaints, negative publicity or poor customer service, which is fairly common with any network marketing or Internet related business, could severely diminish consumer confidence in and use of our services. If we fail to consistently deliver certain inventory (brand new, newest model, full warranty) from the world’s leading manufacturers, or if there are rumors, articles, reviews or blogs that indicate or suggest that we have failed to consistently deliver such merchandise, our revenues could decrease. Similarly, measures we take to combat risks of fraud and breaches of privacy and security have the potential to damage relations with our customers or decrease activity on our sites by making our sites more difficult to use or restricting the activities of certain users. Negative publicity about, or negative experiences with, customer support for any of our business models could cause our reputation to suffer or affect consumer confidence in our brand as a whole.

System failures could harm our business.

We have experienced short system failures from time to time, and any interruption in the availability of our web sites will reduce our current revenues and incomes, could harm our future revenues and incomes, and could subject us to regulatory scrutiny. Any unscheduled interruption in our services results in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands.

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

Our customers rely on access to the Internet to access our products and services. Interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenues and growth.

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

We currently have agreements in place with credit card processors in the United States and Europe who process credit card transactions completed on our websites.  Pursuant to the current terms and conditions of these agreements, the processors are permitted to maintain a certain percentage of reserve or holdback for a certain period on each sale processed by them. Holdbacks are the portion of the revenues from a credit card transaction that is held in reserve by the credit card processor to cover possible disputed charges, chargeback fees, and other expenses. In the event a credit card processor declares bankruptcy, encounters financial difficulties, refuses or fails to honor its contract with us for any reason or ceases operations, there can be no assurance that we would be able to access funds due to us on a timely basis, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, from time to time, these processors may increase the amount that they keep in reserve as holdbacks. Although we are entitled to receive any remaining holdback amount after a designated period of time, any increase in the holdback percentage would result in a delay in our receiving the full proceeds from the sales of products and Credits.  This would adversely affect our cash flow and financial condition.

Our ability to develop successful web site enhancements and new service offerings are a significant component of our business strategy.

We are in the process of developing a new platform of web sites to better provide DubLi.com shoppers with an enjoyable experience. We are also contemporaneously seeking to expand our service offering to a wide range of entertainment products and services. Our ability to succeed in these new offerings may require significant resources and Management attention. The success of new and enhanced offering introductions depend on several factors, including our ability to develop and complete these offerings in a timely manner, successfully promote the offerings, manage the risks associated with the offerings, make sufficient resources available to support them, secure appropriate intellectual property rights and address any quality or other defects in the early stages of introduction. Despite the allocation of resources, there can be no assurance that the new offerings will be developed successfully or accepted by our customers.

Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets.

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States, as well as, regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not in compliance with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, even in jurisdictions where we believe that our network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

New and existing regulations could harm our business.

We are subject to foreign and domestic laws regulating the conduct of business on and off the Internet. It is not always clear how existing laws governing issues such as gaming, multi-level marketing, wire transfers, property ownership, and certain intellectual property issues and distribution controls, taxation, libel and defamation, and personal privacy apply to online businesses such as ours. The majority of these laws was adopted prior to the advent of the Internet and E-commerce and, as a result, do not contemplate or address the unique issues of the Internet and E-commerce. Those laws that do reference the Internet, such as the US Digital Millennium Copyright Act and the European Union’s Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. Furthermore, as our activities and the types of goods and services listed on our websites expand regulatory agencies or courts may claim or hold that we or our users are subject to licensure or prohibition from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles).

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

A substantial portion of our revenues are generated in currencies other than the US dollar, and as we report our financial results in US dollars, we may face exposure to adverse movements in currency exchange rates. If the US dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues and income. We are also subject to currency exchange risks in connection with our purchase and sale of US$ and € in the ordinary course of our business to meet our obligations to our Business Associates, other vendors and creditors.

We face risks associated with our international operations.

Our international expansion has been rapid and our international business, especially in Europe, is critical to our revenues and income. For the current and previous financial years, our net revenues were derived substantially outside the US. Expansion into international markets requires Management attention and resources and requires us to localize our services to conform to local laws, cultures, standards, and policies. The commercial, Internet, and transportation infrastructure in lesser-developed countries may make it more difficult for us to replicate our business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into new international markets or in generating revenues from foreign operations.

As we continue to expand internationally through the expansion of our network marketing model and shopping mall, we are increasingly subject to risks of doing business internationally as follows:

●	strong competitors;

●	regulatory requirements, including regulation of Internet services, communications, professional selling, distance selling, privacy and data protection, banking and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product changes, require special licensure, subject us to various taxes, penalties or audits, or limit the transfer of information between us and our Business Associates, partners, customers and participating merchants on our Shopping Malls;

●	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;

●	difficulties in integrating with local payment providers, including banks, credit and debit card networks, and electronic fund transfer systems or with the local telecommunications infrastructure;

●	differing levels of retail distribution, shipping, communications, and Internet infrastructures;

●	difficulties in staffing and managing foreign operations;

●	difficulties in implementing and maintaining adequate internal controls;

●	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

●	higher telecommunications and Internet service provider costs;

●	different and more stringent user protection, data protection, privacy and other laws;

●	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

●	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

●	volatility in a specific country’s or region’s political, economic or military conditions;

●	challenges associated with maintaining relationships with local law enforcement and related agencies;

●	operations may be interrupted or prohibited in jurisdictions whereby a potential violation of the Foreign Corrupt Practices Act could occur; and

●	varying intellectual property laws.

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

All the software that we use to provide our services was specifically developed by DubLi and, accordingly, we believe we have certain proprietary rights to the software. We rely on copyright laws to protect our proprietary software and trade secret laws to protect the source code for our proprietary software. We generally enter into agreements with our employees and consultants and limit access to and distribution of our software, documentation and other proprietary information. The steps we take to protect our proprietary information may not prevent misappropriation of our technology, and the agreements we enter into for that purpose might not be enforceable. A third party might obtain and use our software or other proprietary information without authorization or develop similar software independently. It is difficult for us to police the unauthorized use of our technology, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data. The laws of other countries may not provide us with adequate or effective protection of our intellectual property.

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

We are significantly influenced by one stockholder who controls a voting majority of our Common Stock.

As of September 30, 2013, Michael Hansen, our President and CEO, holds approximately 79.8 million shares of Common Stock and 185,000 shares of Super Voting Preferred Stock entitled to 2,000 votes per share, collectively representing approximately 56% of the voting power of the Company’s issued and outstanding voting securities. Accordingly, Mr. Hansen has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders. Although Mr. Hansen owes the Company certain fiduciary duties as an executive officer and a director of the Company, the interests of Mr. Hansen may conflict with, or differ from, the interests of other holders of our Common Stock. For example, Mr. Hansen could unilaterally decide to replace our existing Board of Directors (“Board”) even if such change was not supported by most of the other stockholders. So long as Mr. Hansen has the power to vote a majority of shares of our voting securities, he will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.

Other factors might inhibit changes in control of the Company

In addition to the items referenced in the preceding paragraph, the Board has the power or could secure the power (pursuant to a stockholder consent process that Mr. Hansen could control) to issue additional shares of Preferred Stock which could prevent or discourage a change in control of the Company when it is deemed desirable by beneficial stockholders other than Mr. Hansen. The power to issue additional shares of Preferred Stock or Common Stock could, in some situations, have the effect of discouraging and/or rendering more difficult a merger, tender offer, proxy contest or other attempt to obtain control of the Company.  This may limit the opportunity for stockholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal.

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

Moreover, we may not realize the anticipated benefits of any or all of our acquisitions, or may not realize them in the expected time frame. Future acquisitions or mergers may require us to issue additional equity securities, spend our cash, or incur debt, liabilities, and amortization expenses related to intangible assets or write-offs of goodwill, any of which could reduce our profitability and harm our business. To the extent we have sufficient authorized but unissued shares of Common Stock and Preferred Stock, we may not need to secure stockholder approval prior to making any equity issuances for such purposes.

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

One or more states or the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate E-commerce. Such an obligation could be imposed by legislation intended to improve tax compliance. One or more other jurisdictions may also seek to impose tax-collection or reporting obligations based on the location of the product or service being sold or provided in an E-commerce transaction, regardless of where the respective users are located. Imposition of a discriminatory record-keeping or tax-collecting requirement could decrease seller activity on our sites and would harm our business.

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

Our Common Stock currently constitutes “penny stock.” Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. Rules 15g-1 through 15g-9 promulgated under the Exchange Act, impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” In particular, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse), must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

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

Our registration under the Securities Exchange Act may be revoked and trading in our stock may be suspended

On April 26, 2014, the Company received a letter dated April 15, 2014 (the “Letter”) from the SEC stating that the Company appears not to be in compliance with the reporting requirements of Section 13(a) of the Exchange Act. The Letter stated that the Company may be subject, without further notice, to an administrative proceeding pursuant to Section 12(j) of the Exchange Act to revoke our registration under the Exchange Act if all required reports are not filed within fifteen days of the date of the Letter. Because the Letter was not received by the Company until April 26, 2014, the staff has granted the Company until May 12, 2014 to file our delinquent reports. The Letter also stated that the Company’s Common Stock may be subject to a trading suspension by the SEC pursuant to Section 12(k) of the Exchange Act. The Company is in the process of preparing to draft all of its required reports in order to comply with its reporting requirements under Section 13(a) of the Exchange Act; however, the Company did not make the required filings by May 12, 2014. The Company submitted a letter to the SEC indicating that we intend to file all delinquent reports by specific dates and to be current in its reporting obligations by no later than January 16, 2015. However, there can be no assurance that our registration under the Exchange Act will be maintained or that trading in our shares of Common Stock will not be suspended.

The market price of our Common Stock is highly volatile.

The market price of our Common Stock is highly volatile, and this volatility may continue. For instance, between October 1, 2012 and September 30, 2013, the closing price of our Common Stock, as reported on the markets on which our securities have traded, ranged between $0.06 and $0.38. Numerous factors, many of which are beyond our control, may cause the market price of our shares of Common Stock to fluctuate significantly. These factors include:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	speculation about our business in the press or the investment community;

●	significant developments relating to our relationships with our Business Associates, customers or suppliers;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the Web-based industry;

●	customer demand for our products;

●	general economic conditions and trends;

●	major catastrophic events;

●	changes in accounting standards, policies, guidance, interpretation or principles;

●	loss of external funding sources;

●	sales of our Common Stock, including divestments by our directors, officers or significant stockholders; and

●	additions or departures of key personnel.

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

Our Board has the right, without stockholder approval, to issue shares of Preferred Stock with voting, dividend, conversion, liquidation or other rights. This could adversely affect the voting power and equity interest of the holders of Common Stock which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change of control. The Board exercised this right on August 16, 2012, when the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Michael Hansen, the Company’s President and CEO. Pursuant to the Purchase Agreement, the Company sold to Mr. Hansen 185,000 shares of “Super Voting Preferred Stock” which entitled Mr. Hansen to 2,000 votes per share of Super Voting Preferred Stock or 370 million votes of the shares of Common Stock.

The possible impact on takeover attempts could adversely affect the price of our Common Stock. Although we have no present intention to issue any additional shares of Preferred Stock or to create any new series of Preferred Stock, we may issue such shares in the future.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leased a 10,476 square feet office space in Boca Raton, Florida for its global headquarters pursuant to a ten-year lease period ending in 2020 at a normalized cost of $23,291 per month, plus common area maintenance and sales tax. Effective December 31 2013, the Company ended the lease prematurely and moved its office to Ft. Lauderdale, Florida. As a result, the landlord filed suit against the Company for breach of lease. Further information on the lawsuit is described under Item 3 Legal Proceedings and Note 10 to Consolidated Financial Statements.

The Company acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of September 30, 2013, the land value of approximately $0.9 million included the contract price plus a landfill adjusted cost of approximately $3.6 million less a valuation allowance of $2.7 million that was based on Management’s evaluation of the estimated fair value pursuant to a valuation performed by a professional valuation firm. Included in the valuation allowance was an impairment charge of $0.2 million recorded for the year ended September 30, 2013.  The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Business Associates upon attaining certain performance objectives.

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

For the year ended September 30, 2013, Management has determined that the fair value of the two parcels of land has been impaired based upon the offer price of the property contained in the sale agreements. As a result, the Company recognized an impairment charge of approximately $1.5 million.

Item 3. Legal Proceedings

In the ordinary course of business, the Company and its subsidiaries including its directors and officers may be defendants in or parties to pending or threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants.

On December 31, 2013, the Company vacated its Boca Raton office premises prematurely before the lease agreement expiration date of January 31, 2020. Subsequently on January 23, 2014, the landlord filed suit against the Company for breach of lease. The complaint did not specify the amount of claimed damages, but instead generally sought all amounts allegedly due and owing under the terms of the lease agreement as well as the landlord’s costs, expenses and reasonable attorney fees. In the Company’s answer to the complaint, the Company contended that, among other things, the landlord breached the lease agreement by failing to maintain and repair the office building and premises and had re-taken the office premises for its own benefit, and, in the event that any damages are owed to the landlord, such damages are limited by the early termination provision in the lease.

In October 2014, the landlord informed the Company that its former office premises has been rented out to another tenant and provided a claim for the remaining amount due on the lease of $1.7 million. On December 10, 2014, the landlord and the Company agreed to a final settlement sum of $500,000 whereby DubLi will pay an initial $100,000 on or before January 9, 2015, and thereafter the balance of $400,000 in eight instalments of $50,000 each on or before the 5th day of each subsequent month.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our shares of Common Stock are currently quoted on the OTCPink under the symbol “DUBL”. Up till January 1, 2013, our shares of Common Stock were quoted on the OTCQB.

The following table sets forth, for the periods indicated, the high and low bid prices per share of our Common Stock as reported by the OTCQB and OTCPink.

Closing Bid Prices:

Quarter ended	High	Low
December 31, 2011	$0.46	$0.23
March 31, 2012	0.36	0.25
June 30, 2012	0.34	0.24
September 30, 2012	0.50	0.30
December 31, 2012	0.38	0.24
March 31, 2013	0.25	0.12
June 30, 2013	0.22	0.11
September 30, 2013	0.20	0.06

As of December 1, 2014, the last reported price of our shares of Common Stock quoted on the OTCQB was $0.16 per share. The OTCQB/OTC Pink prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions.

Stockholders

At September 30, 2013, there were 3,340 stockholders of record of our Common Stock.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Introductory Note

Caution Concerning Forward-Looking Statements

The discussion contained in this Form 10-K (“Report”) under the Securities Exchange Act of 1934, as amended, (“Exchange Act”), contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “the Company believes,” “Management believes” and similar language, including those set forth in the discussions under “Notes to Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Report. The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.

The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

●	our inability to generate enough customers or enough purchasing activity for our Shopping Malls;

●	our inability to establish and maintain a large growing base of Business Associates;

●	our failure to adapt to technological change;

●	increased competition;

●	increased operating costs;

●	changes in legislation applicable to our business;

●	our failure to improve our internal controls;

●	our inability to generate sufficient cash flows from operations or to secure capital and funds, including through Mr. Hansen, in order to maintain our current operations or support our intended growth and

●	our failure to maintain registration of shares of our Common Stock under the Exchange Act.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the year ended September 30, 2013 compared to the year ended September 30, 2012; and (ii) our financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included elsewhere in this Report.

Due to the timing of the filing of this Report, this discussion and analysis includes a description of our business operations for the year ended September 30, 2013 as well as our current business model. During the year ended September 30, 2013, our business operations consisted of the following business segments: (1) E-commerce and memberships segment, which is comprised of: (a) our DubLi Shopping Mall, which facilitates purchase transactions by our customers generated from participating online shops and stores via our online shopping mall resulting in commission income received from merchants; (b) sales of advertising and marketing programs; and (c) membership subscription fees paid by Business Associates, partners and customers; and (2) our auction program segment, which was comprised of: (a) the sale of electronic gift cards and goods through auctions; (b) the sale of Credits directly to consumers and through Business Associates; and (c) handling fees for each auction transaction that resulted in the sale of an electronic gift card. On March 28, 2013, we discontinued our online auction program.

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

DubLi is a global network marketing company that operates an online shopping portal through which our customers search and purchase products offered by various online stores, including consumer products, travel related-products and financial and insurance products; and, historically, operated online auctions. Our online transactions are conducted through DubLi.com websites in Europe, North America, Australia and New Zealand and through a global portal serving the rest of the world. We have a large network of independent Business Associates that sell our various E-commerce products. Prior to March 28, 2013, DubLi’s principal business consisted of an online auction program that was designed to (i) sell its proprietary electronic gift cards; and (ii) enable consumers to purchase merchandise through its shopping portals from online retailers at discount prices. Our Business Associates sold “credits” (referred to hereinafter as “Credit” or “DubLi Credits”), or the right to make a bid in one of our auctions, which were designed to offer consumers savings on their purchases of merchandise. Effective March 28, 2013, we discontinued our auction program. DubLi’s principal business now consists of facilitating the online sale of merchandise and services by third parties by providing cash back incentives to consumers for purchases from these third parties through the DubLi.com websites.

How We Generated Revenues for the year ended September 30, 2013:

Our revenues during the year ended September 30, 2013 which were reported under: (1) continuing operations were generated primarily from (a) business license fees paid by Business Associates; (b) membership subscription fees, advertising and marketing programs, and (c) commission income from participating online shops and stores via our online shopping mall arising from the purchase transactions our customers generated, and (2) discontinued operations were generated primarily from (a) the sale of electronic gift cards and goods through auctions; (b) the sale of Credits directly to consumers and through Business Associates; and (c) handling fees for each auction transaction that resulted in the sale of an electronic gift card.

Components of revenues for the year ended September 30, 2013 are summarized as follows:

E-commerce and Memberships (Continuing operations):
Business license fees	$3,680,006
Subscriptions and advertising	13,148,184
16,828,190
Auctions (Discontinued operations):
Bidding credits used in auctions	22,390,910
Bidding credits broken in auctions	3,075,312
Gross revenue from auctions	25,466,222
Sale of goods and handling fees	1,668,897
Auctioned value of gift cards	706,913,874
Less: Cost of gift cards auctioned	(724,264,261)
Net auctioned value of gift cards	(15,681,490)
Net revenue from auctions	9,784,732
Total revenues	$26,612,922

E-commerce and memberships:

In fiscal year 2013, revenue from business license fees paid by our Business Associates which enabled them to begin their sales operations of DubLi’s products made up approximately 14% of our total revenues. Effective February 2013, our Business Associates pay a monthly subscription fee to remain as an active member following the initial period covered by the business license fees. Prior to this, the Business Associates were required to pay the renewal subscription fees annually.

We offer two member subscription packages, Premium and V.I.P., to customers which enables the customers to earn cash back from all the purchases that they made online through our shopping mall. For the Premium member, we charge a monthly subscription and for the V.I.P. member we charge an annual subscription fee.

In fiscal 2012, the Company introduced three advertising and marketing programs which represented a pool of funds we collected in advance of a planned television and telemarketing advertising campaign program that were sold to the Business Associates. The first campaign ran from April 2012 to December 2012 and all customers acquired during the campaign were allocated and commissioned to Business Associates pro-rata based upon their percentage contribution to the program. The revenue was recognized ratably as the funds were spent over the campaign period. A second campaign ran from September 2012 to December 2012, however, due to a lack of response from customers, the rest of the advertising program was terminated.

Subsequently, in fiscal 2013, the Company through various shopping mall initiatives generated sufficient customers needed for allocation to its Business Associates who purchased the advertising and marketing programs. As a result, the Company recognized the revenue in fiscal 2013 which was reported as unearned subscription fees and advertising as a liability in the consolidated financial statements in the previous fiscal year.

Through the purchase transactions our customers generated from participating online shops and stores via our shopping mall, we receive commission income from the participating merchants. We split this commission income with our customers in the form of cash back. Our partners and Business Associates earn a commission based on these purchase transactions generated by their customers.

For the fiscal year 2013, revenues from subscriptions and advertising made up approximately 49% of our total revenues.

We believe the factors that influence the success of our products and programs include the following:

●	the appeal of the products and services we market;

●	the number of visits to our sites and customer retention;

●	the number of participating merchants via our online shopping mall;

●	the continued expansion of our network marketing organization;

●	the success of our Business Associates and our contribution to their success;

●	the amounts we pay our Business Associates;

●	the development of new products and services;

●	the development of new advertising and marketing programs; and

●	the development of Partner Programs.

Auctions:

The Company conducted reverse auctions of our electronic gift cards that were redeemable for cash. In reverse auctions the price of the gift card goes down with each successive bid. As a result, all such sales were made at a loss for the amount of the discount created by the bidders plus any added discount contributed by the Company. The Company recognized the bidding discount against the sale of the bidding credits and handling fees as revenue. During fiscal year 2013, we sold approximately $707 million in electronic gift cards from approximately 3.1 million auction transactions. The net revenue recognized from the auctions through the sale of electronic gift cards plus sales of goods and handling fees, and less the cost of gift cards auctioned were approximately $9.8 million or 37% of our total revenues for the fiscal year 2013.

We charged $0.80 retail and an average of $0.57 wholesale for each DubLi Credit that was used to bid down the price of our products on both the Xpress and Unique auctions. The revenue earned from the usage of the Credits and the breakage from unused expired Credits permitted us to sell products and electronic gift cards at discounted prices. Breakage of expired Credits purchased in the prior fiscal year which we recognized as part of our revenue approximated $3.1 million or 12% of our total revenues. All remaining unused Credits were categorized as a liability until they were subsequently exchanged through a vouchers program in fiscal 2014. We also earned a $0.50 handling fee for each auction transaction that resulted in a closed sale of an electronic gift card and those fees generated revenue of approximately $1.7 million or 6% of our total revenues.

In fiscal 2012, a random bonus discount was introduced in the auction program which increased transaction volume significantly. This discount resulted in the gross margin on a majority of the transactions being negatively impacted which were less than the desired results expected by the Company. In October 2012, Management suspended the auction program and conducted an evaluation of the program. The results of the evaluation revealed that the Company incurred a cumulative loss of approximately $9.7 million as of September 30, 2012. Management determined that the Company would derive a greater financial return by focusing on the enhancement of its E-commerce platform and that the operations of the auction program would be incompatible with the enhanced platform. As a result, in December 2012, the Company notified its Business Associates and retail consumers that all auction activities would be terminated, effective March 28, 2013.

Trends in Our Business

Consequently, after the discontinuance of the auction program during second quarter 2013, we focused our resources on potentially more profitable programs in our E-commerce platform.

Shopping transactions continue to shift from traditional to online retailers as the digital economy evolves. This shift has contributed to the growth of our business since inception, resulting in increased revenues. Although we expect our business to continue to grow, our revenue growth rate may not be sustainable over time, due to a number of factors, including increasing competition, the difficulty of maintaining growth rates if our revenues increase to higher levels, and increasing maturity of the online shopping market. We plan to continue to invest in our core areas of strategic focus, but cannot provide any assurance that such investment will result in increased revenues or net income.

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

We also continue to invest in our systems, data centers, corporate facilities, information technology infrastructure, and human resources. We expect the following to be important components in our business strategy: (i) acquisitions of compatible businesses; and (ii) Partner programs strategy as we seek out partners with large retail customer bases who are interested in earning incremental revenue by co-branding our shopping and entertainment web site. We also expect that the cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily because of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs and other costs.

As we expand our shopping programs and other products to international markets, we continue to increase our exposure to fluctuations in foreign currency to US dollar exchange rates.

Recent Developments

After we discontinued the auction program during the second quarter of fiscal 2013, we modified our business model to focus on the following:

●	selling Premium and V.I.P. member packages to online customers;

●	growing the volume of merchandise and travel services purchased by customers through our DubLi.com site to increase the net commission income (i.e. after cash back payments to customers) we generate from retailers and travel providers, selling merchandise and services on the DubLi online mall; and

●	expanding the number of our Business Associates and Partner program participants.

Organization of Information

This section provides a narrative on our financial performance and condition, which should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Report and includes:

●	use of estimates and critical accounting policies;

●	results of operations;

●	liquidity and capital resources; and

●	subsequent events.

Operating results are not necessarily indicative of results that may occur in future periods.

Use of Estimates and Critical Accounting Policies

Management's use of estimates and assumptions

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America required Management to make estimates, judgments and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities, deferred liabilities and accruals for incentive awards at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Examples, though not all-inclusive, of such items include estimates and assumptions for loss contingencies, depreciation or amortization of the economic useful life of an asset, stock-based compensation forfeiture rates, fair values, impairments of investment and other assets, potential outcomes of future tax consequences of events that have been recognized in our consolidated financial statements or tax return, incentive awards and deferred liabilities. We based our estimates on historical experience and on various assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates. The following items in our consolidated financial statements required significant estimates and judgments:

Revenue recognition

Product Sales and Services - The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria be met before revenue can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on Management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and cash back to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue that is subject to refund, and, for which the product has not been delivered or the service has not been rendered.

DubLi is a global network marketing organization with Business Associate representatives in many countries throughout the world. Business Associates can offer a wide variety of products and services to their customers, many of whom are also recruited to become Business Associates themselves. Business Associates earn commissions on sales of products and services that they sell directly, and earn commissions on “downstream” sales of products and services made by Business Associates that they recruit into the marketing network. The Company also offers various membership packages to customers and a Partner program whereby customers are recruited who shop on our DubLi Shopping Mall.

The Company’s revenue recognition policies for each of our products and services are as follows:

E-commerce and memberships

●

Shopping Mall Program – The Company receives varying percentages in commission income earned from merchants participating in our online shopping malls. These commissions are calculated based upon the agreed rates with the participating merchants on all our customers transactions processed through our online mall platform. The commission income is recognized on an accrual basis from data obtained from the merchant. A percentage of the commission income is paid to the customer for all purchase transactions in the form of a cash back which is recorded net of commission income.

●	Advertising and marketing - During fiscal year 2012, three advertising and marketing programs were introduced and sold to Business Associates which represented a pool of funds that we collected in advance of several planned television and telemarketing advertising campaigns. The first campaign ran from April 2012 to December 2012 and all customers acquired during the campaign were allocated and commissioned to Business Associates pro-rata based upon their percentage contribution to the program. The revenue was recognized ratably as the funds were spent over the campaign period. A second campaign ran from September 2012 to December 2012, however, due to a lack of response in getting the expected number customers, the rest of the advertising campaign program was cancelled.

Subsequently, in fiscal 2013, the Company, through various shopping mall initiatives, generated a pool of customers for allocation to our Business Associates who had purchased the advertising and marketing programs. As a result, the Company recognized the revenue in fiscal 2013 which was earlier reported as unearned subscription fees and advertising as a liability in the consolidated financial statements in the previous fiscal year.

Revenue for all advertising and marketing programs is recognized when all services and obligations are fulfilled.

●

Memberships – (i) Business Associates pay an initial business license fee for the marketing and training services provided by DubLi Network which enables them to begin their sales operations in selling DubLi’s products and services. After the initial year, the Business Associate paid an annual renewal fee which was subsequently amended to a monthly renewal fee during the second quarter of fiscal 2013. The business license fee is recorded as revenue ratably over a one-year period and renewal fees are recorded as revenue ratably over the subscription period; (ii) Partner program participants (excluding not-for-profit) pay an initial set-up fee and a monthly fee. The set-up fee is recorded as revenue ratably over a one-year period and monthly fee is recorded as revenue in the respective period for which it was paid; and (iii) DubLi customers who purchase a Premium or a V.I.P. member package pay a monthly or an annual subscription fee, respectively. The monthly subscription fee is recorded as revenue in the respective period for which it was paid and the annual subscription fee ratably over the subscription period.

Auctions (Discontinued operations)

DubLi Credits - To participate in the Company’s auction program (Xpress and Unique Bid), consumers were required to purchase DubLi Credits either directly on DubLi.com or from DubLi's independent Business Associates who are members of the DubLi Marketing Network. Most DubLi Credits were sold through the DubLi Marketing Network. All proceeds from the sales of DubLi Credits were recorded as a deferred liability until used by the consumer at auction, or upon their expiration when the related revenue is recognized as breakage. Purchases of DubLi Credits are non-refundable after three days.  Unused Credits remaining in closed and inactive Business Associate accounts are recorded as breakage revenue 30 days after the account is closed.

In October 2012, the Company suspended the auction program. In December 2012, the Company notified its Business Associates and retail consumers that all auction activities would be discontinued, effective March 28, 2013. Any remaining unused DubLi Credits owned by Business Associates following the discontinuation were reclassified as a liability of discontinued operations. All unused DubLi Credits owned by Business Associates following the discontinuation were exchanged with replacement vouchers that the Business Associates were able to: (i) upgrade their customers’ status with a full year’s membership; or (ii) sign up one new partner under our Partner program whereby the sign-up fee and first year annual fee were waived.

●

Xpress Auction used the “reverse auction” format, wherein each time a person made a bid (which costs one DubLi Credit), the price was decremented by a fixed amount. The reduced price became visible to the person making the bid, and at that point the bidder could choose to purchase the item at the reduced price shown or opt to wait in the expectation that others will make additional bids and drive down the price even more. Upon successfully acquiring an electronic gift card at auction, winning bidders had the option of (a) transferring the face amount of the card onto their DubLi branded MasterCard, (b) being paid the face value of the card via bank transfer or (c) accumulating the funds in their electronic “Cash Organizer,” to be used later to purchase additional DubLi Credits, participate in other Xpress auction transactions, or acquire other DubLi products and services.

●

Unique Bid Auction functioned in a manner similar to Xpress Auction, but the auctioned items consist of retail products, services and gift cards from retailers, wholesalers and manufacturers. In a Unique Bid Auction, consumers bid what they think the lowest bid price will be. The winning bid must be both the lowest price and different in amount from all other competing bids.

Revenue from Auctions is recorded on a net basis of (i) bidding credits used and broken in auctions, (ii) sale of goods and handling fees, and (iii) net auctioned value of gift cards. Net auctioned value of gifts cards is arrived at based upon the auctioned face value of the gift card less its associated cost of the gift card.

Direct cost of revenues

Direct cost of revenues are principally commissions based upon each Business Associate's volume of sales, any “Down-line” sales by other Business Associates under the sponsoring Business Associate and purchase transactions through our shopping mall made by customers under the sponsoring Business Associate. Commissions due to Business Associates at the time of such transaction are recorded as deferred costs until the corresponding revenues are recognized. Special incentive bonuses are recognized when the Business Associate meets the target sales goal and are recorded as advertising and marketing cost in selling, general and administrative expenses.

Commissions and other incremental direct costs including credit card processing fees in connection with the auction program have been reported as direct cost of revenues under discontinued operations.

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

Property and Equipment

Property and equipment are recorded at cost. Computers and equipment, computer software, furniture and fixtures are depreciated over five years. Leasehold improvements included in furniture and fixtures are amortized on a straight-line basis over the term of the lease. Land is not amortized. The cost of maintenance and repairs of equipment is charged to expense when incurred. When the Company sells, disposes or retires property and equipment, the related gains or losses are included in operating results.

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

Results of Operations

Consolidated Results

Net income for the year ended September 30, 2013 was approximately $3.8 million as compared to a net loss of approximately $27.4 million for the year ended September 30, 2012. Approximately $12.5 million of the improvement in our operating results was due to higher income recorded from continuing operations, which reflected approximately $9.4 million of revenue recognized from the advertising and marketing programs. The remaining amount of approximately $18.7 million improvement in our operating results is attributed to our discontinued operations which improved from a net loss recorded in fiscal 2012 to a net income in fiscal 2013. Further discussions on the results of continuing operations and discontinued operations are detailed in the following paragraphs.

Continuing Operations

We recorded revenue of approximately $16.8 million for the year ended September 30, 2013, an increase of approximately $11.3 million, as compared to approximately $5.5 million for the year ended September 30, 2012. The increase was mainly due to approximately $9.4 million in revenue that was previously deferred. During fiscal 2013, the Company allocated customers to the Business Associates in satisfaction of the terms of the advertising and marketing programs that were sold in fiscal 2012 to the Business Associates, which allowed us to recognize previously deferred revenues. Our improved website also enhanced our customers’ shopping experience with better integration of the web shopping mall experience which contributed in increased revenue of approximately $1.9 million from the new V.I.P. and Premium member packages sold by our Business Associates.

Selling, general and administrative (“SGA”) expenses were approximately $11.9 million and $13.9 million for the years ended September 30, 2013 and 2012, respectively, a decrease of $2.0 million. The decrease was primarily due to a reduction in stock compensation expense as a result of fewer grants in 2013 as compared to 2012.

The Company recorded land and software impairment charges of approximately $2.1 million during the year ended September 30, 2013 due to a reduction in the fair value of our Dubai and Cayman land holdings, and obsolescence of certain components of our shopping mall operating system.

Income from continuing operations for the year ended September 30, 2013 was approximately $1.3 million as compared to a loss of approximately $12.2 million for the year ended September 30, 2012. The improvement was primarily due to increased revenue recognized that was previously deferred and a reduction in SGA expenses as described above.

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. For the years ended September 30, 2013 and 2012, our reported income tax rate is lower than the US federal statutory rate primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net income or losses for the respective years, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

Discontinued Operations

Income from discontinued operations for the year ended September 30, 2013 was approximately $2.5 million as compared to a loss of approximately $15.2 million for the year ended September 30, 2012. The increase was primarily due to (i) increased average transaction value of each auction bid by 60% in fiscal 2013 as compared to fiscal 2012; and (ii) direct cost of revenue as a ratio of net revenue was lower in the 2013 period as compared to the 2012 period because of reduced commission payouts to Business Associates. The lower commission payout was a result of the mix of packages sold for the DubLi Credits that paid a lower average commission rate. In addition, a higher average margin per transaction was recorded in 2013 as a result of fewer and lower random bonus discounts given on those transactions.

Foreign Currency Translation Adjustment

Our net revenue and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. To the extent the US dollar weakens against foreign currencies, this translation methodology results in these local foreign currency transactions increasing the consolidated net revenue, operating expenses, and net income (loss). Similarly, our consolidated net revenues, operating expenses, and net income (loss) will decrease when the US dollar strengthens against foreign currencies.

During fiscal year 2013, the US Dollar weakened against the Euro. The closing exchange rates in effect were $1.352 to 1.00€ at September 30, 2013 and $1.288 to 1.00€ at September 30, 2012 representing a weakening of approximately 5%. The average rate of the US dollar to the Euro also weakened approximately 2% from $1.297 for fiscal year 2012 to $1.325 for fiscal year 2013.

The foreign currency translation for the year ended September 30, 2013 and 2012 was a loss of approximately $932,000 as compared to a gain of approximately $162,000, respectively.

Liquidity and Capital Resources

As a result of the Company incurring substantial losses from its incorporation through September 30, 2012 and negative net cash flows from operating activities of $11.7 million for the year ended September 30, 2013, we will require additional financing to meet the cash requirements for working capital and capital expenditures. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we will be unable to execute upon our business plan and pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

The Company is making changes to its product offerings, which will place additional demands on future cash flows and decrease liquidity as we improve our systems. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our revised operations and revenues generated from such operations, competitive pressures, and acquisitions of complementary products, technologies or businesses. We intend to increase our marketing efforts in order to grow our network of Business Associates which we expect will improve sales of our E-commerce products. The marketing efforts will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenues from operations; adequately deal with competitive pressures; acquire complementary products, technologies or business; or increase our marketing efforts.

Operations subsequent to September 30, 2013 have been financed (i) through borrowings from the Company’s President and Chief Executive Officer, Michael Hansen, amounting to $1.5 million to date (as described under Mr. Hansen revolving loan below); (ii) from the sale of land in Dubai in March 2014 which resulted in net proceeds of $0.8 million; and (iii) in May 2014 through unsecured loan from an unrelated party of $0.5 million which was subsequently repaid on November 4, 2014 with cash generated from current operations.

In August 2014, Mr. Hansen executed a revolving loan commitment to fund the Company up to $5 million through December 31, 2015. Between August 15 and August 20, 2014, the Company had drawn down $1.5 million under the revolving loan facility. On October 17, 2014, the Company fully repaid Mr. Hansen for the $1 million principal loaned to the Company which was outstanding as of September 30, 2013 with cash generated from current operations.

Because of constraints to sources of capital and increased liquidity needs, we continued to borrow from Michael Hansen, our President and CEO, during the years ended September 30, 2013 and 2014. If necessary, we may seek to borrow additional capital from Mr. Hansen. There can be no assurance that Mr. Hansen will provide funding to us beyond December 31, 2015 to support our operations. We also may seek to issue debt or equity securities to fund our working capital requirements, expansion of our business and/or acquisitions, or to capitalize on market conditions. The sale of additional equity securities could result in additional dilution to existing stockholders.

Cash in Foreign Subsidiaries

The Company has significant operations outside the United States (“US”). As a result, cash generated by and used in the Company's foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of September 30, 2013, the Company held $0.1 million of unrestricted and $0.4 million of restricted cash in foreign subsidiaries.

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

On October 17, 2014, and as discussed in Note 5 to consolidated financial statements, the Company repaid the principal amount of the unsecured loan of $1 million and another $300,000 for advances which were outstanding as of September 30, 2013, with cash generated from current operations.

Loan Agreement with a Third Party

On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. The outstanding principal and unpaid accrued interest were fully repaid on November 14, 2014 with cash generated from the Company’s current operations.

Lawsuits

The Company is involved in legal proceedings, claims, and litigation arising in the ordinary course of business. On December 31, 2013, the Company vacated its Boca Raton office premises prematurely before the lease agreement expiration date of January 31, 2020. Subsequently on January 23, 2014, the landlord filed suit against the Company for breach of lease. The complaint did not specify the amount of claimed damages, but instead generally sought all amounts allegedly due and owing under the terms of the lease agreement as well as the landlord’s costs, expenses and reasonable attorney fees. In the Company’s answer to the complaint, the Company contended that, among other things, the landlord breached the lease agreement by failing to maintain and repair the office building and premises and had re-taken the office premises for its own benefit, and, in the event that any damages are owed to the landlord, such damages are limited by the early termination provision in the lease.

In October 2014, the landlord informed the Company that its former office premises has been rented out to another tenant and provided a claim for the remaining amount due on the lease of $1.7 million. On December 18, 2014, the landlord and the Company entered into a Stipulation of Settlement Agreement for a final settlement sum of $500,000 whereby DubLi will pay an initial $100,000 on or before January 9, 2015, and thereafter the balance of $400,000 in eight instalments of $50,000 each on or before the 5th day of each subsequent month.

Off-Balance Sheet Arrangements

At September 30, 2013 and 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the reports of Mayer Hoffman McCann P.C. and Cherry Bekaert LLP, independent registered public accounting firms, are set forth in Part IV Item 15 - Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K, and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) Disclosure Controls and Procedures.

Our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures” as defined in Rules 13a-15(b) and 15d-15(b) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s Management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013 and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control over Financial Reporting, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective.

However, corrective actions have been initiated subsequent to September 30, 2013 for each internal control weakness as described below under the section “Changes in Internal Control over Financial Reporting”.

b) Management’s Report on Internal Control over Financial Reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer and effected by the Company’s Board, Management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of Management and the Company’s Board; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our CEO and CFO assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of September 30, 2013.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - An Integrated Framework (June 2013). Because of the material weaknesses described below, Management concluded that, as of September 30, 2013, our internal control over financial reporting was not effective.

(1)	Control environment - we did not maintain an effective control environment. The control environment, which is the responsibility of Senior Management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed in items (2) and (3) below. Our control environment was ineffective because of the following material weaknesses:

(a)	we did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of accounting principles generally accepted in the United States of America (“US GAAP”) to commensurate with our financial reporting requirements and business environment;

(b)	we did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program or other comparable mechanism; and (ii) an ongoing program to manage and identify fraud risks;

(c)	we did not maintain effective controls over the segregation of duties. Specifically, effective controls were not designed and implemented to ensure the following accounting functions were properly segregated for bank reconciliations, payroll, accounts payable and delegation of tiered control over the management of bank accounts.

(d)	we did not have proper job descriptions and performance appraisals, and as a result our employees may not have a clear understanding of their responsibilities to facilitate proper internal control over information technology (“IT”) and financial reporting;

(e)	we relied extensively on outside service providers, most of which did not provide a Type II SSAE16 report on their internal controls;

(f)	we did not take adequate measures to ensure that valuation consultants which we hired to value our land acquisitions had the appropriate qualifications and experience, and used the appropriate methods in performing their valuations; and

(g)	we did not properly account for the number of shares of our Common Stock issued, which resulted in (i) us issuing securities exercisable for shares of Common Stock, more than are authorized under our governance documents and (ii) the subsequent cancellation of such issuances and rescission of the underlying transactions.

The control environment material weaknesses described above contributed to the material weaknesses related to our monitoring of internal control over financial reporting, and, period end financial close and reporting, as described in items (2) to (3) below:

(2)	Monitoring of internal control over financial reporting - we did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weaknesses:

(a)

our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed, not in place or not operating effectively;

(b)	we did not maintain an effective internal control monitoring function. Specifically, there were insufficient policies and procedures to effectively communicate and determine the adequacy of our internal control over financial reporting and to monitor the ongoing effectiveness thereof; and

(c)	we did not maintain formal cash flow forecasts and business plans, to guide respective employees in critical decision-making processes.

Each of these material weaknesses relating to the monitoring of our internal control over financial reporting contributed to the material weaknesses described in item (3) below:

(3)	Period end financial close and reporting - due to a pervasive lack of proper segregation of duties within the finance department, we did not establish and maintain effective controls over certain of our period-end financial close and reporting processes because of the following material weaknesses:

(a)	we did not maintain procedures and effective controls over the preparation, review and approval of account reconciliations and application programming interfaces with third parties or our own systems. Specifically, we did not have effective controls over the completeness and accuracy of supporting schedules for substantially all financial statement account reconciliations; and

(b)	we did not maintain effective controls over the recording of either recurring or non-recurring journal entries. Specifically, effective controls were not designed and implemented to ensure that journal entries were properly prepared with sufficient supporting documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s report in this Report.

Changes in Internal Control over Financial Reporting

During fiscal 2013 the Company appointed a new Chief Financial Officer, and in fiscal 2014 hired a new Corporate Controller, and, additional qualified and experienced finance department personnel to enhance proper accounting principles in accordance with US GAAP and improve the Company’s internal control over financial reporting.

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

Remediation Plans

To address the identified material weakness discussed above, we have:

1.	Engaged a firm of enterprise resource planning (“ERP”) system consultants to assist with the integration of the Company's accounting and reporting systems into a single automated system;

2.	Hired a Director of Compliance to evaluate and implement corrective action on our material weaknesses;

3.	In November 2015, we hired a VP Technology to oversee and implement proper internal control over IT and our business operating systems;

4.	Commenced a reorganization of our finance, accounting and other support staff to improve work flow and enhance internal controls;

5.	Engaged a law firm to advise us regarding securities law compliance and corporate governance standards; and

6.	Engaged an internal audit firm to assist with control assessment and remediation.

Under the steps as detailed in the “Remediation Plans”, we are in the process of enhancing our internal control processes as follows:

(1)	Control Environment

(a)	continuing to upgrade our finance, accounting and IT staff in order to achieve an effective control environment;

(b)	implementing a whistle-blower program and a program to manage and identify fraud risks;

(c)	continuing to reorganize our finance, accounting and IT staff to improve work flow and enhance internal controls;

(d)	formalizing our finance-related job descriptions for all staff levels that specifically identify required financial reporting roles, responsibilities, and competencies, and clarify responsibility for maintaining our internal controls over financial information;

(e)	using our best efforts to obtain appropriate Type II SSAE 16 service auditor's reports from its service organizations when available; and

(f)	implementing system features and provide training to better utilize our ERP system to lessen the use of spreadsheets and to also develop controls over spreadsheets and migrate from spreadsheet based consolidations and management reports to using the consolidations and reporting capabilities built into our ERP system.

(2)	Monitoring of internal control over financial reporting

(a)	continue to improve our policies and procedures with respect to the review, supervision and monitoring of our accounting operations;

(b)	finalize the risk assessment in order to improve our monitoring function in conjunction with our ERP system; and

(c)	formalize our process to improve the organization structure and continue working to develop forecasts and plans by which our Management can measure achievement against formalized benchmarks, and make timely and accurate decisions based on those forecasts and plans.

(a)	continuing to improve our policies and procedures with respect to the review, supervision and monitoring of our accounting operations;

(b)	finalizing the risk assessment in order to improve our monitoring function in conjunction with our ERP system; and

(c)	formalizing our process to improve the organization structure and continue working to develop forecasts and plans by which our Management can measure achievement against formalized benchmarks, and make timely and accurate decisions based on those forecasts and plans.

(3)	Period end financial close and reporting

(a)	continuing to improve our financial reporting and closing processes; and

(b)	continuing to document and implement controls over financial reporting.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual consolidated financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. A key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. While our Board has been supportive of our efforts by supporting the hiring of various individuals in our finance department, as well as, approving funding efforts to improve our financial reporting system, improvement in internal control will be hampered if we cannot recruit and retain more qualified professionals. Among other things, any un-remediated material weaknesses could result in material post-closing adjustments in future financial statements.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Board of Directors

Pursuant to our Bylaws, the size of our Board may range from one to 15 directors.  Our Board is currently comprised of four directors.  Two of the directors, Messrs.’ Moros and Rosenkrantz, were appointed to the Board, on April 8, 2011, and Mr. Sasnett was appointed on March 24, 2013. Our directors are elected annually and serve until the next annual meeting of stockholders and until their successors are duly elected and qualified. The ages of our directors are provided as of November 30, 2014.

Name	Age	Position

Blas Garcia Moros[1]	52	Chairman of the Board and Director
Michael Hansen	44	President, Chief Executive Officer and Director
Lester Rosenkrantz	74	Director
David W. Sasnett[2]	58	Director

1 Blas Garcia Moros was appointed Chairman of the Board on March 24, 2013.

2 David W. Sasnett was appointed as a Director on March 24, 2013.

Executive Officers

Set forth below are the names and ages of our executive officers. The ages of our executive officers are provided as of November 30, 2014.

Name	Age	Position

Michael Hansen	44	President, Chief Executive Officer and Director
Eric Nelson[1]	58	Chief Financial Officer
Andreas Kusche	44	General Counsel and Secretary
Betina Dupont Sorensen	43	Chief Marketing Officer

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

Mr. Moros was selected to serve as a member of our Board because of his business technology experience and was elected to serve as Chairman of the Board on March 24, 2013.

Michael Hansen served as President and Chief Executive Officer of the Company since October 2009 and a director since September 20, 2010. Mr. Hansen originally founded the DubLi group of companies under our prior operating model in 2003 and established the current operating model in October 2008.  Mr. Hansen served as the President and Chief Executive Officer of the DubLi companies from inception in 2003 until the Merger in October 2009.  Mr. Hansen started his career in 1989 as a developer at the Danfoss A/S, a Denmark-based producer of components and solutions for refrigeration, air conditioning and heating.  In the early 1990’s, he worked at The LEGO Group as technical designer and was responsible for world development and designs.  From 1996 to 1999, Mr. Hansen was the owner of a chain of restaurants in Denmark. From 1999 to 2003, Mr. Hansen was a self-employed consultant to a number of companies in the financial and telecommunication industries, assisting these companies to build successful marketing organizations.  Mr. Hansen earned a degree in Mechanical Engineering from Teknisk Skole in Denmark in 1989. Mr. Hansen shares the same household as Ms. Betina Dupont Sorensen, and they have an adult child together.

Mr. Hansen was selected to serve as a member of our Board because of his diverse entrepreneurial experiences.

Lester Rosenkrantz has served as a member of our Board of Directors since April 8, 2011. He is a Wall Street veteran with decades of experience in all facets of the micro and mid-cap equity markets.  From February 2001 to March 2013, he has been President of Cameron Associates, Inc., a leading New York-based, independent investor relations firm.  During his career, he has been instrumental in financing many public and private companies. Prior to joining Cameron, Mr. Rosenkrantz spent 38 years in the investment banking and brokerage business, including a 17 year tenure as CEO of Rosenkrantz, Lyon & Ross, Incorporated, a NYSE-member firm.  As a banker, he garnered in-depth experience in representing companies and their management as they interacted with their Boards of Directors, investment bankers, syndicate managers, analysts, retail and institutional brokers, as well as attorneys and accountants. He is currently a member of the Board of Directors of Vellius, LLC, a privately-held specialty pharmaceutical company. Mr. Rosenkrantz graduated from Pennsylvania State University with a B.S. in Business Administration.

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

Eric Nelson joined DubLi as a consultant in November 2012 and was subsequently appointed as Chief Financial Officer in February 2013 following an extensive career as a financial and operations expert. Since 2008, he has been a partner with the Southern Florida practice of the SCA Group, LLC., a premier solution provider for board advisory and consulting services for companies ranging from private/small businesses to billion-dollar public corporations. In 2011 and 2012, Mr. Nelson was the Acquisition Advisor for the Legacy Companies and from 2009 through 2012 served as turnaround specialist for Promise Healthcare and Success Healthcare. Earlier in his career, Mr. Nelson was CFO/Turnaround Specialist for public company QSGI and CEO/Restructuring Officer for Gibraltar Metals. In 2007, he was partner, turnaround professional and member of the Board of Directors of six portfolio companies (which included four public companies) with private equity firm Sun Capital Partners. From 2000 to 2002, Mr. Nelson served as controller and from 2003 to 2006 as Chief Financial Officer for West Marine, a $750 million retail public company, where he was credited with securing four credit facilities totaling over $1 billion; negotiating, purchasing and integrating several companies; implementing Sarbanes Oxley; increasing stock analyst count from three to ten; and leading profit improvement that resulted in record earnings. Before joining West Marine, Mr. Nelson served as CFO in manufacturer Dental Components, Inc., distributor Fluid-Air components and retail company Etcetera.

Mr. Nelson started his career with the May Department Stores, where he held several financial and operational positions. He specializes in operational and financial leadership, turnarounds, mergers & acquisitions, raising capital and, CEO, CEE and CFO mentoring in public as well as private companies. Mr. Nelson earned a BS in business administration from Portland State University and has taken advanced business training from UCLA’s Anderson School of Management, Wharton, Purdue, Northwestern and Loyola. Mr. Nelson is a Certified Director in NASDAQ, a Certified Turnaround Professional, a Certified Mergers and Acquisitions Advisor and a Certified Financial and Valuation Modeler.

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

Betina Dupont Sorenson has served as Chief Marketing Officer of the Company since 2005. Ms. Sorenson is responsible for all distribution, marketing and communications functions for DubLi Network, and she also manages DubLi’s office in Dubai, UAE. Prior to 2005, Ms. Sorensen was employed in a Danish marketing firm and spent two years with Modulex, a division of LEGO, in the accounting and logistics departments. As a seasoned business executive, she has owned her own restaurant and has managed accounting and human resources for several nightclubs in Denmark. Ms. Sorenson began her career in network marketing in the late 1990’s, and spent three years building large organizations and customer bases for two US multi-level marketing companies. She has a degree in Business Administration from Vejle Business College. She is fluent in Danish, English and German and conversational Spanish. Ms. Sorensen shares the same household as Mr. Michael Hansen, and they have an adult child together.

Board Leadership Structure and Risk Management

Mr. Hansen currently serves as our principal executive officer and Mr. Moros served as the Chairman of the Board of Directors. The Board does not have a policy as to whether the positions of Chairman and the principal executive officer should be held by the same or different person.  Our Board believes our current leadership structure is appropriate because it allocates authority, responsibility, and oversight between Management and the members of our Board. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to our principal executive officer, while enabling the Chairman to facilitate the Board’s oversight of Management, promote communication between Management and the Board, and support the Board’s consideration of key governance matters.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Exchange Act. To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended September 30, 2013, our officers, directors and significant stockholders have filed the appropriate forms under Section 16(a) of the Exchange Act except (a) one late Form 4 filing for Michael Hansen; (b) one late Form 3 for Eric Nelson; (c) three late Form 4 filings for Andreas Kusche; and (d) two late Form 4 filings for Betina Sorensen, all of which have been made at the time of the filing of this Report. Additionally, K Foundation, which beneficially owns 10.7% of our outstanding Common Stock, has not filed any forms under Section 16(a) of the Exchange Act.

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

Audit Committee Financial Expert

Currently, David Sasnett, Lester Rosenkrantz and Blas Moros serve on our Audit and Finance Committee. The Board has determined that Messrs. Sasnett and Rosenkrantz qualified as an “audit committee financial expert,” as defined under the rules of the SEC. The Board has also determined that the members of the Audit and Finance Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee.

Executive Employment Agreements

Michael Hansen

Effective October 1, 2009, Michael Hansen, our President and CEO, entered into an employment agreement with CG and its subsidiaries. This employment agreement had an initial term of three years and was automatically renewable for an additional one-year term, unless terminated in accordance with the terms of the agreement. The agreement provided for a monthly base salary of 15,000€ to be reviewed annually and a minimum annual bonus of 15% of the annual base salary. The agreement also provided for a minimum automobile allowance in the amount of 1,500€ per month, insurance on any vehicle covered by the automobile allowance, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses.

Subsequently on February 27, 2013, Mr. Hansen executed a new employment agreement with the Company for an initial term of five years, renewable for each successive one year period. Under the new employment agreement, Mr. Hansen is paid an annual base salary of $420,000 and is due a severance payment of six months of base salary in the event that he is terminated without cause. In addition, we may pay additional salary from time to time, and award bonuses in cash, stock or stock options or other property and services to Mr. Hansen. Mr. Hansen will be restricted from competing with the Company during the course of his employment and for a period of one year after his employment has been terminated.

Andreas Kusche

Effective October 1, 2009, Mr. Kusche, our General Counsel, entered into an employment agreement with CG and its subsidiaries. This agreement had an initial term of three years and was automatically renewable for an additional one-year term, unless terminated in accordance with the terms of the agreement. The agreement provided for a monthly base salary of 7,500€ to be reviewed annually and a minimum annual bonus of 15% of Mr. Kusche’s annual base salary. The agreement also provides for a minimum automobile allowance in the amount of 800€ per month, insurance on any vehicle covered by the automobile allowance, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses. The agreement also contains non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions survive for a period of eighteen months following the date of termination of Mr. Kusche’s employment with the Company.

On October 1, 2013, we extended Mr. Kusche’s employment agreement for two years. The agreement, as extended provides for an annual base salary of $180,000.

Betina Dupont Sorensen

Effective October 1, 2009, Betina Dupont Sorensen, our Head of Marketing, entered into an employment agreement with CG and its subsidiaries. This agreement had an initial term of three years and was automatically renewable for an additional one-year term, unless terminated in accordance with the terms of the agreement. The agreement provided for a monthly base salary of 7,500€ to be reviewed annually and a minimum annual bonus of 15% of Ms. Sorensen’s annual base salary. The agreement also provides for a minimum automobile allowance in the amount of 800€ per month, insurance on any vehicle covered by the automobile allowance, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses. The agreement also contains non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions survive for a period of eighteen months following the date of termination of Ms. Sorensen’s employment with the Company.

On October 1, 2013, we extended Ms. Sorensen’s employment agreement for two years. The agreement provides for an annual base salary of $180,000.

Eric Nelson

Effective February 26, 2013, Eric Nelson was appointed as Chief Financial Officer and entered into an employment agreement with the Company for an initial term of five years, renewable automatically for an additional one-year term, unless terminated in accordance with the terms of the agreement. Mr. Nelson is paid an annual base salary of $225,000. The agreement also contains non-disclosure, non-solicitation and non-compete restrictions.  The non-solicitation and non-compete restrictions survive for a period of twelve months following the date of termination of Mr. Nelson’s employment with the Company.

Item 11. Executive Compensation

Summary Compensation Table

The table below sets forth, for the period indicated, the compensation paid or granted by the Company to the named executive officers during the last two completed fiscal years.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (1)	Total

Michael Hansen*	2013	$420,000	$-	$-	$-	$-	$4,800	$424,800
President & CEO	2012	245,137	-	-	-	-	4,542	249,679

Eric Nelson**	2013	132,981	-	-	-	-	-	132,981
CFO	2012	-	-	-	-	-	-	-

Andreas Kusche	2013	180,000	-	-	-	-	-	180,000
General Counsel	2012	127,299	-	-	-	-	10,379	137,678

Betina Dupont Sorenson	2013	180,000	3,000	-	-	-	-	183,000
Chief Marketing Officer	2012	117,569	17,514	-	-	-	26,681	161,764

* Member of the Board of Directors

** Eric Nelson was appointed CFO on February 26, 2013

(1)	All other compensation consists of a mobile telephone allowance for Michael Hansen and automobile allowances for Andreas Kusche and Betina Dupont Sorensen.

Grants of Plan-Based Awards

There were no plan-based awards granted to the Company’s named executive officers that were outstanding at September 30, 2013.

Option Exercised and Stock Vested

The following table shows all stock options exercised and the value realized upon exercise, and all other equity awards vested and the value realized upon vesting, by our Named Executive Officers during fiscal 2013.

	Option Awards			Stock Awards
	Number of Shares	Value	Number of Shares	Total Value
Name	Acquired on Exercise	Realized on Vesting	Acquired on Vesting	Realized on Vesting

Michael Hansen	1,958,233	$293,735	-	$-

Employment, Severance and Change in Control Agreements

Our employment agreements with Michael Hansen, Eric Nelson, Andreas Kusche and Betina Dupont Sorensen provide that upon termination of their employment by the Company, other than for “cause,” or disability, or by each employee  for “good reason,” they are entitled to receive any unpaid salary, bonus and unreimbursed expenses plus a severance payment equal to their monthly base salary (as then in effect) for a period of 6 months following termination.

Upon a “change in control” (as defined in the Company’s 2010 Omnibus Equity Compensation Plan) of the Company, all unvested restricted stock awards and/or stock options not previously forfeited shall become vested. The value of all outstanding stock option, stock rights, restricted stock awards, deferred stock, performance shares, and other stock-based awards, in each case to the extent vested, shall, unless otherwise determined by the Board or Compensation Committee of the Board, if one is formed, in its sole discretion at or after grant but prior to any change in control, be cashed out on the basis of the “change in control price.”  The “change in control price” is the highest price per share of Common Stock paid in any sale reported on a national exchange or quoted on NASDAQ or the Bulletin Board, or paid or offered in any bona fide transaction related to a potential or actual change in control of the Company at any time during the 60 day period immediately preceding the occurrence of the change in control.

See “Item 10. Directors, Executive Officers, and Corporate Governance -Executive Employment Agreements” of this Annual Report on Form 10-K for a more complete discussion of our employment agreements with our executive officers.

Compensation of Directors

The following table shows the compensation paid to directors during fiscal year 2013:

Director*	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Total

Blas Garcia Moros (1)	$66,000	$-	$-	$66,000
Lester Rosenkrantz (2)	48,000	-	-	48,000
David W. Sasnett (3)	30,000	-	-	30,000

* Mr. Hansen receives no additional compensation for serving as a director or serving on committees of the Board or for special assignments.

(1)	Mr. Moros is entitled to a monthly fee of $3,000 until March 2013 which was revised to $8,000 effective April 1, 2013.

(2)	Mr. Rosenkrantz is entitled to a monthly fee of $3,000 until March 2013 which was revised to $5,000 effective April 1, 2013.

(3)	Mr. Sasnett is entitled to a monthly fee of $5,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth additional information as of September 30, 2013 concerning shares of our Common Stock that may be issued upon the exercise of options and other rights under our existing equity compensation plan.  The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (excluding Securities Reflected in Column (a)

Equity compensation plans not approved by security holders	10,083,100	$0.16	1,281,962

2010 Omnibus Equity Compensation Plan

The Company’s 2010 Omnibus Equity Compensation Plan (the “Plan”) was approved on September 30, 2010 by Michael Hansen, who was the Company’s majority stockholder at the time. A proxy statement or an information statement has not yet been submitted to all of the Company’s stockholders for approval. The Plan’s potential participants include board members, executives, employees, and certain consultants and advisers of the Company and has been implemented in order to attract, incentivize and retain highly qualified individuals and keep the Company competitive with other companies with respect to executive compensation. Awards under the Plan may be made to participants in the form of (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. A total of 50 million shares of Common Stock have been reserved for issuance under the Plan. Of this amount, as of September 30, 2013, 10,083,100 options have been granted and 2,731,297 of those were fully vested and 7,351,803 remain unvested.

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of November 30, 2014 by (i) each person or entity known by us to beneficially own more than 5% of our Common Stock, (ii) each director, (iii) each executive officer for whom compensation information is given in the Summary Compensation Table, and (iv) all directors and executive officers as a group. Except as otherwise indicated, and subject to any interests of the reporting person’s spouse, we believe that the beneficial owners of Common Stock listed below, based on information furnished by such owners including Forms 3, 4 and Schedule 13D filed with the SEC, have sole voting and investment power with respect to such shares.

As of December 1, 2014 we had 430,660,957 shares of Common Stock outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class Owned (%)

Common Stock:
Michael Hansen (2)	79,778,537	18.5
Andreas Kusche (3)	5,016,834	1.2
Betina Dupont Sorensen (4)	5,000,000	1.2
Eric Nelson (5)	116,786	0.0
Blas Moros (6)	2,000,000	0.5
Lester Rosenkrantz (7)	1,430,000	0.3

Officers and Directors as a group (6 persons)	93,342,157	21.7
Joseph Saouma	41,933,409	9.7
K Foundation	45,900,000	10.7
Sleiman Chamoun	23,400,003	5.4

Total Affiliates	204,575,569	47.5
Preferred Stock:
Michael Hansen (8)	185,000	100.0

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of options and warrants and upon conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days from the date hereof have been exercised or converted.

(2)	Mr. Hansen disclaims a pecuniary interest in shares of Common Stock held by Ms. Sorensen or their adult child. As a member of Ms. Sorensen’s household, Mr. Hansen may be deemed to have a pecuniary interest in any shares held by Ms. Sorensen or their adult child. Mr. Hansen’s address is The Palm Jumeirah, P.O. Box 283612, Dubai, U.A.E.

(3)	Mr. Kusche’s address is P.O. Box 888210 Dubai, U.A.E.

(4)	Ms. Sorensen disclaims a pecuniary interest in any other shares of Common Stock, including those shares of Common Stock held by Mr. Hansen and their adult child. As a member of Mr. Hansen’s household, Ms. Sorensen may be deemed to have a pecuniary interest in any shares held by Mr. Hansen or their adult children. Ms. Sorensen’s address is The Palm Jumeirah, P.O. Box 283612, Dubai, U.A.E.

(5)	Mr. Nelson’s address is 6750 N. Andrews Ave, Suite 200, Ft Lauderdale, FL 33309.

(6)	Mr. Moros’ address is 8775 Twin Lake Drive, Boca Raton, FL 33496.

(7)	Mr. Rosenkrantz’s address is 1801 South Flagler Drive, Apt. 1703, West Palm Beach, FL 33401.

(8)	Consists of 185,000 shares of “Super Voting Preferred Stock” which is entitled to 2,000 votes per share. Each share of Preferred Stock is convertible into one share of Common Stock upon the earlier of a “Change in Control Transaction” approved by the stockholders of the Company or a transfer of any such share of Preferred Stock or August 17, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

Other than the employment agreements and compensation paid to our directors, and the revolving loan facility provided by our CEO, there were no transactions recorded with related parties between October 1, 2012 and September 30, 2013. For a discussion of our employment agreements and compensation paid to our directors, see “Item 11. Executive Compensation” and for a discussion of the revolving loan facility provided by our CEO, see Note 5 to Consolidated Financial Statements.

Director Independence

Our Board of Directors comprises our CEO who is employed by the Company and three directors who are not employed by the Company.  The Board has determined that Messrs. Moros, Rosenkrantz and Sasnett are “independent directors” within the meaning of The NASDAQ Stock Market LLC corporate governance rules and the regulations under the Exchange Act, including such rules as are applicable to audit committees.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

On September 26, 2011, the Audit and Finance Committee appointed Cherry Bekaert LLP, formerly Cherry, Bekaert & Holland, L.L.P. (“Cherry Bekaert”) to serve as the Company’s independent registered public accounting firm beginning with the audit of the September 30, 2011 year-end consolidated financial statements included herein. On April 7, 2014, Cherry Bekaert gave verbal notice to the Company that they will not stand for re-appointment to be the Company’s independent registered public accounting firm for the fiscal year ended September 30, 2013. As of the completion of the audit of the consolidated financial statements for the year ended September 30, 2012, Cherry Bekaert’s engagement ceased, and it has not and will not perform any services for the Company with respect to any fiscal period after September 30, 2012.

On August 26, 2014, Mayer Hoffman McCann P.C. was appointed to serve as the Company’s independent registered public accounting firm beginning with the quarterly reviews and year end audit of the September 30, 2013 consolidated financial statements.

Fees of the Independent Registered Public Accounting Firm

The following table shows the aggregate fees billed to the Company by our independent registered public accounting firms for services rendered during the years ended September 30, 2013 and 2012.

	2013	2012

Audit fees (1)	$190,000	$240,000
Tax fees	-	-
All other fees	-	-

Total fees	$190,000	$240,000

(1)	Includes fees associated with the fiscal year audit, reviews of the Company’s quarterly reports on Form 10-Q, and other securities filings.

Our Audit and Finance Committee of the Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(b)	Exhibits

The exhibits listed in the Exhibit Index immediately below are filed as part of this Annual Report on Form 10-K, or are incorporated by reference therein

EXHIBIT INDEX

Item No	Exhibit Description
2.1	Agreement for Share Exchange dated as of February 3, 2003, by and among Clamshell Enterprises, Inc. and Shutterport, Inc (incorporated by reference to Exhibit 2.2 included in our Current Report on Form 8-K filed on March 4, 2003).
2.2	Agreement and Plan of Merger dated August 10, 2009 among DubLi, Inc., DubLi Merger Sub, and CG Holdings Ltd. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on August 14, 2009).
2.3	Amended and Restated Plan of Merger (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on September 30, 2009.
3.1	Articles of Incorporation dated June 4, 1999 (incorporated by reference to Exhibit 3.1(a) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.2	Certificate of Amendment to Articles of Incorporation dated February 14, 2001 (incorporated by reference to Exhibit 3.1(b) included in our Registration Statement on Form 10-SB filed on May 6, 2001).
3.3	Article of Amendment to Articles of Incorporation dated May 22, 2003 (incorporated by reference to Exhibit 3.1 included in our Information Statement on Schedule 14C filed on April 22, 2003).
3.4	Certificate of Designation filed October 16, 2009 (incorporated by reference to Exhibit 3.3 included in our Current Report on Form 8-K filed on October 23, 2009).

3.5	Amendment to Certificate of Designation dated December 30, 2009 (incorporated by reference to Exhibit 4.1 included in our Current Report on Form 8-K filed on December 30, 2009).
3.6	Certificate of Amendment to Certificate of Designation dated May 24, 2010 (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-Q filed on May 24, 2010).
3.7	Certificate of Designation filed August 20, 2012 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on August 21, 2012).
3.8	Certificate of Amendment to Articles of Incorporation dated September 25, 2012 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on September 27, 2012).
3.9	Bylaws (incorporated by reference to Exhibit 3(ii) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.10	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 included in our Current Report on Form 8-K filed on October 23, 2009).
4.1	2010 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.2 included in our Registration Statement on Form S-8 filed on September 30, 2010).
10.1	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Michael B. Hansen (incorporated by reference to Exhibit 10.6 included in our Current Report on Form 8-K filed on October 23, 2009).†
10.2	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Andreas Kusche (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on October 23, 2009).†
10.3	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Betina Dupont Sørensen (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on October 23, 2009).†
10.4	Office Lease dated as of December 01, 2009 by and between 485 Properties, LLC and the Company.*
10.5	$5 million Promissory Grid Note between DubLi, Inc., and Michael Hansen., together with Guaranty and Security Agreement between DubLi Properties, LLC and Michael Hansen all dated March 25, 2011 (incorporated by reference to Exhibit 10.15 included in our Annual Report on Form 10-K filed on March 30, 2011).
10.6	Voting Agreement dated as of March 3, 2009 between Michael Hansen and Michel Saouma.*
10.7	Employment Agreement, dated effective as of November 30, 2011, between MediaNet Group Technologies, Inc. and Charles Arizmendi (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on February 21, 2012).†
10.8	Non-Qualified Stock Option Agreement dated as of November 30, 2011, between MediaNet Group Technologies, Inc. and Charles Arizmendi (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on February 21, 2012).†
10.9	Loan Agreement with Michael Hansen dated December 22, 2011. (incorporated by reference to Exhibit 10.1 included in our Quarterly Report on Form 10-Q filed on March 13, 2012).
10.10	Declaratory Judgment in Favor of MediaNet Group Technologies, Inc. and Against National Merchant Center, Inc. and First Data Merchant Services Corporation on Media Net's Declaratory Judgment Claim for Immediate Return of Reserve Funds (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 2, 2012).
10.11	Amendment to Trust Agreement dated as of March 29, 2012 between MediaNet Group Technologies, Inc. Batista Guerra Y Asociados (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on July 11, 2012).
10.12	Separation Agreement, dated effective as of July 12, 2011, between MediaNet Group Technologies, Inc. and Charles Arizmendi (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on July 16, 2012).†
10.13	Agreement for Purchase and Sale, dated as of May 10, 2012, between Tom Kjaer and Crown Group Investments Limited (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on August 17, 2012).
10.14	Compensation Agreement, dated as of August 14, 2012, between Tom Kjaer and the Company (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 17, 2012).
10.15	General Power of Attorney for Christian Ellentoft (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on August 17, 2012).
10.16	General Power of Attorney for Anita Spring Levison (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on August 17, 2012).
10.17	Purchase Agreement dated August 16, 2012 between the Company and Michael B. Hansen (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on August 21, 2012).

Item No	Exhibit Description
10.18	Amended and Restated Employment Agreement entered into on October 15, 2012, between DubLi, Inc. and Mark J. Mroczkowski (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on October 19, 2012).†
10.19	Employment Agreement, dated as of February 26, 2013, between DubLi, Inc. and Eric Nelson (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on February 28, 2013).†
10.20	Non-Qualified Stock Option Agreement dated as of February 26, 2013, between DubLi, Inc. and Eric Nelson. (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on February 28, 2013).†
10.21	Amended and Restated Agreement for the Sale of Assets, Assumption of Liabilities and Obligations and Licensing of Certain Rights dated as of January 3, 2013 between DubLi, Inc. and Agaani Music, JLT. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on January 7, 2013).
10.22	Rescission Agreement and Mutual Release dated as of January 23, 2013 between DubLi, Inc. and Agaani Music, JLT. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on January 23, 2013).
10.23	Employment Agreement, dated as of February 27, 2013, between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 1.01 included in our Current Report on Form 8-K filed on March 5, 2013).†
10.24	Restricted Stock Award Agreement for Executive Officers dated as of February 27, 2013, between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on March 5, 2013).†
10.25	Compensation Waiver Agreement dated as of February 27, 2013, between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on March 5, 2013).†
10.26	Loan Agreement dated April 23, 2013 between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 23, 2013).
10.27	Purchase Agreement dated June 19, 2013 among DubLi, Inc. and Michael Hansen, Andreas Kusche, Eric Nelson, Thomas Sikora and Rick Daglio. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on June 21, 2013).
10.28	Notice of Non-Renewal of Amended and Restated Employment Agreement between Mark Mroczkowski and DubLi, Inc. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on October 17, 2013).†
10.29	Amendment to the Purchase Agreement (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on November 21, 2013).
10.30	Land Parcel Sale Agreement, dated as of December 27, 2013, between Crown Group Investments Limited and Elite Star Engineering Limited (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 28, 2014).
10.31	Amendment to Land Parcel Sale Agreement, dated February 16, 2014 (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on April 28, 2014).
10.32	Amendment to Land Parcel Sale Agreement, dated February 26, 2014 (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on April 28, 2014).
10.33	Second Land Parcel Sale Agreement, dated as of December 27, 2013, between Crown Group Investments Limited and Mr. Varun Sudhir Marodia (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on April 28, 2014).
10.34	Loan Agreement dated May 6, 2014 between DubLi, Inc. and Sleiman Chamoun. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on May 9, 2014).
10.35	Promissory Note dated August 11, 2014 between DubLi, Inc. and Michael Hansen. (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 28, 2014).
10.36	Amended and Restated Promissory Note dated August 27, 2014 between DubLi, Inc. and Michael Hansen. (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 28, 2014).
14	Code of Business Conduct and Ethics dated January 2, 2004 (incorporated by reference to Exhibit 14.1 included in our Current Report on Form 8-K filed on November 6, 2012).
21.1	Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Indicates management contract or compensatory plan.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

DubLi, Inc.

Ft Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of DubLi, Inc. and subsidiaries (the “Company”) as of September 30, 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DubLi, Inc. as of September 30, 2013 and the consolidated results of their operations, comprehensive income and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Boca Raton, Florida

December 24, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

DubLi, Inc.

Ft Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of DubLi, Inc. and subsidiaries (the “Company”) as of September 30, 2012 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DubLi, Inc. as of September 30, 2012 and the consolidated results of their operations, comprehensive income (loss) and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8, in October 2012, the Company suspended its auction program and all activities were discontinued, effective March 28, 2013. As a result, the operating results for the auction program have been reclassified as income (loss) from discontinued operations in the accompanying consolidated statements of operations.

/s/ CHERRY BEKAERT LLP

Coral Gables, Florida

August 26, 2014

(except for Note 8, as to which the date is December 24, 2014)

DubLi, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$131,422	$8,588,461
Restricted cash	385,040	5,679,343
Other receivables and prepaid expenses	134,063	451,096
Deferred costs	1,087,564	-
Land Held for Sale	812,537	-
Asset of discontinued operations	-	1,974,341

Total current assets	2,550,626	16,693,241
Property and equipment, net	2,849,390	5,437,587
Other assets	95,477	95,477

TOTAL ASSETS	$5,495,493	$22,226,305

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable	$1,851,969	$1,291,282
Business Associates payable	1,668,931	12,572,929
Customer deposits	618,296	2,828,174
Other payables and accrued liabilities	1,314,650	1,021,559
Amounts due to a related party	2,676,316	-
Unearned subscriptions fees and advertising	2,995,181	10,006,281
Liability of discontinued operations	6,401,821	13,121,844

TOTAL LIABILITIES	17,527,164	40,842,069

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
25 million shares authorized, $0.01 par value, 185,000 shares issued and outstanding at September 30, 2013 and 2012	1,850	1,850
Common stock
500 million shares authorized, $0.001 par value, 430.6 million (2013) and 408.5 million (2012) shares issued and outstanding	430,593	408,513
Additional paid-in-capital	24,649,646	20,970,205
Accumulated other comprehensive income (loss)	(855,179)	76,386
Accumulated deficit	(36,258,581)	(40,072,718)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(12,031,671)	(18,615,764)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,495,493	$22,226,305

See accompanying notes to consolidated financial statements

DubLi, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended September 30,
	2013	2012
Revenues	$16,828,190	$5,489,534
Direct cost of revenues	1,575,036	1,738,293

Gross income	15,253,154	3,751,241
Selling, general and administrative expenses	11,922,611	13,871,668
Land and software impairment charges	2,054,796	2,063,599

Income (loss) from operations	1,275,747	(12,184,026)
Interest expense	8,541	3,679

Income (loss) before income taxes	1,267,206	(12,187,705)
Income taxes	-	44,033

Income (loss) from continuing operations	1,267,206	(12,231,738)
Income (loss) from discontinued operations, net of taxes	2,546,931	(15,199,851)

Net income (loss)	$3,814,137	$(27,431,589)

Earnings (loss) per share
Basic:
Continuing operations	$0.00	$(0.03)
Discontinued operations	0.01	(0.04)

Diluted:
Continuing operations	$0.00	$(0.03)
Discontinued operations	0.01	(0.04)

Weighted average shares outstanding
Basic	418,406,518	368,790,874
Diluted	423,180,961	368,790,874

See accompanying notes to consolidated financial statements

F-4

DubLi, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	For the years ended September 30,
	2013	2012
Net income (loss)	$3,814,137	$(27,431,589)
Foreign currency translation adjustment	(931,565)	162,309

Comprehensive income (loss)	$2,882,572	$(27,269,280)

See accompanying notes to consolidated financial statements

DubLi, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

						Accumulated
	Preferred Stock		Common Stock		Additional	other		Total
	Shares	Par	Shares	Par	paid-in	comprehensive	Accumulated	equity
	outstanding	value	outstanding	value	capital	income (loss)	deficit	(deficit)
Balance, September 30, 2011	-	$-	359,802,057	$359,802	$11,953,103	$(85,923)	$(12,641,129)	$(414,147)
Stock based compensation	-	-	6,000,000	6,000	2,504,958	-	-	2,510,958
Common stock issuance for services	-	-	700,037	700	162,422	-	-	163,122
Options exercised	-	-	2,510,000	2,510	55,620	-	-	58,130
Private placements	-	-	10,348,491	10,348	2,832,377	-	-	2,842,725
Common stock issued for purchase of land	-	-	29,152,620	29,153	3,372,925	-	-	3,402,078
Super voting Preferred stock issuance	185,000	1,850	-	-	88,800	-	-	90,650
Foreign currency translation adjustment	-	-	-	-	-	162,309	-	162,309
Net loss	-	-	-	-	-	-	(27,431,589)	(27,431,589)

Balance, September 30, 2012	185,000	1,850	408,513,205	408,513	20,970,205	76,386	(40,072,718)	(18,615,764)
Stock based compensation	-	-	2,000,000	2,000	640,762	-	-	642,762
Common stock issuances for bonus incentives	-	-	6,060,606	6,060	593,940	-	-	600,000
Common stock issuances for services	-	-	316,786	317	78,612	-	-	78,929
Options exercised	-	-	2,278,064	2,278	291,457	-	-	293,735
Private placements	-	-	11,424,906	11,425	2,074,670	-	-	2,086,095
Foreign currency translation adjustment	-	-	-	-	-	(931,565)	-	(931,565)
Net income	-	-	-	-	-	-	3,814,137	3,814,137
Balance, September 30, 2013	185,000	$1,850	430,593,567	$430,593	$24,649,646	$(855,179)	$(36,258,581)	$(12,031,671)

See accompanying notes to consolidated financial statements

DubLi, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended September 30,
	2013	2012
Cash flows from operating activities:
Income (loss) from continuing operations	$1,267,206	$(12,231,738)
Adjustments to reconcile income (loss) to net cash flows from operating activities:
Depreciation and amortization	182,255	100,044
Land and software impairment charges	2,054,796	2,063,599
Stock based compensation	642,762	2,510,958
Common stock issuances for bonus incentives	600,000	-
Common stock issuances for services	78,929	163,122
Preferred stock control premium	-	20,350
Restricted cash recovery	-	(286,051)
Changes in operating assets and liabilities:
Restricted cash	5,294,303	(3,227,411)
Inventory	-	161,113
Other receivables and prepaid expenses	257,839	1,517,289
Deferred costs	(1,087,564)	-
Accounts payable	560,690	571,255
Business Associates payable	(10,915,104)	11,694,849
Customer deposits	(2,209,879)	2,521,942
Other payables and accrued liabilities	293,089	551,900
Amounts due to a related party	466,316	-
Unearned subscription fees and advertising	(7,011,100)	9,433,960

Net cash flows from continuing operations	(9,525,462)	15,565,181

Income (loss) from discontinued operations	2,546,931	(15,199,851)
Prepaid customer acquisition costs impairment	-	3,543,718
Change in net asset of discontinued operations	(4,745,683)	1,770,786

Net cash flows from discontinued operations	(2,198,752)	(9,885,347)

Net cash flows from operating activities	(11,724,214)	5,679,834

Cash flows from investing activities:
Purchase of equipment and software	(464,288)	(720,436)
Acquisition of land	-	(407,790)
Other assets	-	(20,825)

Net cash flows from investing activities	(464,288)	(1,149,051)

Cash flows from financing activities:
Proceeds from Preferred Stock issuance	70,300	-
Proceeds from Common Stock issuances	2,086,095	2,842,725
Proceeds from stock options exercised	293,735	58,130
Proceeds from note payable and advances – related party	2,210,000	-
Repayments of note payable – related party	-	(222,186)

Net cash flows from financing activities	4,660,130	2,678,669

Effect of exchange rate changes	(928,667)	(124,225)

Net change in cash and cash equivalents	(8,457,039)	7,085,227
Cash and cash equivalents, beginning of year	8,588,461	1,503,234

Cash and cash equivalents, end of year	$131,422	$8,588,461

Supplemental cash flow information:
Cash paid for interest	$8,541	$3,679
Cash paid for income taxes	-	31,685
Non-cash transactions:
Preferred stock issuance	-	70,300
Common stock issuance for acquisition of land	-	3,402,078

See accompanying notes to consolidated financial statements

DubLi, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

Description of Business

DubLi, Inc. (“DubLi,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global network marketing company that operates an online shopping portal through which our customers search and purchase products offered by various online stores, including consumer products, travel related-products and financial and insurance products; and, historically, operated online auctions. Our online transactions are conducted through DubLi.com websites in Europe, North America, Australia and New Zealand and through a global portal serving the rest of the world. We have a large network of independent Business Associates that sells our various E-commerce products, including memberships and advertising and marketing programs. Prior to March 28, 2013, DubLi’s principal business consisted of a reverse auction program conducted online that was designed to (i) sell its proprietary electronic gift cards; and (ii) enable consumers to purchase merchandise through its shopping portals from online retailers at discount prices. Effective March 28, 2013 the Company discontinued its auction program. DubLi’s principal business now consists of E-commerce products sales and facilitating the online sale of merchandise and services by third parties by providing cash back incentives to consumers for purchases from these third parties through the DubLi.com websites.

The Company is organized in Nevada and its principal executive offices are located in Ft Lauderdale, Florida.  The Company’s wholly owned subsidiaries are incorporated in Florida, the British Virgin Islands, Cyprus and the United Arab Emirates.

Our President and Chief Executive Officer, Michael Hansen has a direct ownership of approximately 79.8 million shares of Common Stock and 185,000 shares of Super Voting Preferred Stock as of September 30, 2013. As a result, Mr. Hansen had the power to cast approximately 56% of the combined votes that can be cast by holders of the Common Stock. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets and the size and membership of the Board of Directors and all other corporate actions.

Liquidity

The Company has incurred operating losses since its inception through September 30, 2012. As a result, the Company had stockholders’ and working capital deficits of approximately $12.0 million and $15.8 million, respectively, as of September 30, 2013. The Company also recorded negative net cash flows from operating activities of $11.7 million for the year ended September 30, 2013.

Operations subsequent to September 30, 2013 have been financed in part through (i) borrowings from the Company’s President and Chief Executive Officer, Mr. Michael Hansen amounting approximately $1.5 million during fiscal 2014 (as described under Mr. Hansen’s revolving loan below); (ii) the sale of land in Dubai in March 2014 which resulted in net proceeds of $0.8 million; and (iii) an unsecured loan in May 2014 from an unrelated party of $0.5 million which was subsequently repaid on November 4, 2014 with cash generated from current operations.

In August 2014, Mr. Hansen executed an amended and restated revolving loan commitment to fund the Company up to $5 million through December 31, 2015. From August 15 through August 20, 2014, the Company drew down $1.5 million under the revolving loan facility.

On October 17, 2014, the Company fully repaid Mr. Hansen’s loan of $1 million drawn down by the Company between April through September 2013 with cash generated from current operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) in conformity with accounting principles generally accepted in the United States of America (“US GAAP”).and include the accounts of DubLi, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements, in conformity with US GAAP required Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results may differ from these estimates.

Reclassifications

Certain prior year’s amounts in the consolidated financial statements and notes thereto, have been reclassified to conform to the current year’s presentation. These reclassifications relate primarily to Discontinued Operations under Note 8.

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

Foreign Currency

Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at year-end exchange rates for assets and liabilities and historical exchange rates during the year for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive income or loss. Financial statements of subsidiaries operating in highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in current earnings. Gains resulting from foreign currency transactions for the years ended September 30, 2013 and 2012 of approximately $229,000 and $273,000, respectively, have been recorded in selling, general and administrative expenses. The Company has no subsidiaries operating in highly inflationary economies.

In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, companies with foreign operations or foreign currency transactions are required to prepare the statement of cash flows using the exchange rates in effect at the time of the cash flows. The Company uses an appropriately weighted average exchange rate for the year for translation if the result is substantially the same as if the rates at the dates of the cash flows were used. The consolidated statement of cash flows reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate part of the reconciliation of the change in cash and cash equivalents during the year.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the date of transaction to be cash equivalents.

The Company maintains its cash in bank deposit accounts in the United States and Cyprus, which at times may exceed the federally insured limits in those countries.

The Company maintains its cash in bank deposit accounts in the United States and Cyprus, which at times may exceed the federally insured limits in those countries. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Restricted cash

The Company has agreements with organizations that process credit card transactions of the Company. The credit card processors have financial risk of chargebacks associated with the credit card transactions because the processor generally forwards the cash proceeds to the Company soon after each transaction is completed but before the expiration of the time period in which the purchaser may request a refund. The Company’s agreements with the credit card processors allow them to create and maintain a reserve account by retaining a certain portion of the cash generated from the credit card transactions that would otherwise be delivered to the Company, herein known as “Restricted Cash”.  The reserve requirement with each card processor is set at their respective fixed percentage for all transactions to be held and on their respective rolling term period from the date of the transaction.

Fair Value of Financial Instruments

The Company has adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) for measurement and disclosures about the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, ASC 820 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by ASC 820 are:

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

As defined by ASC 820, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company's financial assets and liabilities, such as cash and cash equivalents, restricted cash, accounts receivable, other receivables and prepaid expenses, deferred costs, accounts payable, Business Associates payable, other payables and accrued liabilities, amounts due to a related party, unearned subscription fees and advertising, and liability of discontinued operations approximate their fair values because of the short maturity of these instruments.

Property and Equipment

Property and equipment are recorded at cost. Computers and equipment, computer software, furniture and fixtures are depreciated over five years. Leasehold improvements included in furniture and fixtures are amortized on a straight-line basis over the term of the lease. Land is not amortized. The cost of maintenance and repairs of equipment is charged to expense when incurred. When the Company sells, disposes or retires property and equipment, the related gains or losses are included in operating results.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment - Subsequent Measurement (“ASC 360”), the Company reviews the carrying value of our long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models.

Revenue Recognition

The Company recognizes revenues in accordance with ASC 605, Revenue Recognition which requires that four basic criteria be met before revenues can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on Management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and cash back to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded. The Company defers any revenues that are subject to refund, and, for which the product has not been delivered or the service has not been rendered.

DubLi is a global network marketing organization with Business Associate representatives in many countries throughout the world. Business Associates can offer a wide variety of products and services to their customers, many of whom are also recruited to become Business Associates themselves. Business Associates earn commissions on sales of products and services that they sell directly, and earn commissions on “downstream” sales of products and services made by Business Associates that they recruit into the marketing network. The Company also offer various membership packages to customers and a partner program whereby customers are recruited who shop on our DubLi Shopping Mall.

The Company’s revenue recognition policies for each of its products and services are as follows:

E-commerce and memberships

●	Shopping Mall Program – The Company receives varying percentages in commission income earned from merchants participating in its online shopping malls. These commissions are calculated based upon the agreed rates with the participating merchants on all our customers transactions processed through our online mall platform. The commission income is recognized on an accrued basis from data obtained from the merchant. A percentage of the commission income is paid to the customer for all purchase transaction in the form of a cash back which is recorded net of commission income.

●	Advertising and marketing - During fiscal year 2012, three advertising and marketing programs were introduced and sold to Business Associates which represented a pool of funds that we collected in advance of several planned television and telemarketing advertising campaigns. The first campaign ran from April 2012 to December 2012 and all customers acquired during the campaign were allocated and commissioned to Business Associates pro-rata based upon their percentage contribution to the program. The revenue was recognized ratably as the funds were spent over the campaign period. A second campaign ran from September 2012 to December 2012, however, due to a lack of response in getting the expected number customers, the rest of the advertising campaign program was cancelled.

Subsequently, in fiscal 2013, the Company through various shopping mall initiatives generated a pool of customers for allocation to our Business Associates who purchased the advertising and marketing programs. As a result, the Company recognized the revenue in fiscal 2013 which was earlier reported as unearned subscription fees and advertising as a liability in the consolidated financial statements in the previous fiscal year.

Revenue for all advertising and marketing programs is recognized when all services and obligations are fulfilled.

●	Memberships – (i) Business Associates pay an initial business license fee for the marketing and training services provided by DubLi Network which enables them to begin their sales operations in selling DubLi’s products and services. After the initial year, the Business Associate pays an annual renewal fee which was subsequently amended to a monthly renewal fee during the second quarter of fiscal 2013. The business license fee is recorded as revenue ratably over a one-year period and renewal fees are recorded as revenue ratably over the subscription period; (ii) partner program participants (excluding not-for-profit) pay an initial set-up fee and a monthly fee. The set-up fee is recorded as revenue ratably over a one-year period and the monthly fee is recorded as revenue in the respective period for which it was paid; and (iii) DubLi customers who purchase a Premium or a V.I.P. member package pay a monthly or an annual subscription fee, respectively. The monthly subscription fee is recorded as revenue in the respective period for which it was paid and the annual subscription fee ratably over the subscription period.

Auctions (Discontinued operations)

DubLi Credits - To participate in the Company’s auction program (Xpress and Unique Bid), consumers were required to purchase DubLi Credits either directly on DubLi.com or from DubLi's independent Business Associates who are members of the DubLi Marketing Network. Most DubLi Credits were sold through the DubLi Marketing Network. All proceeds from the sales of DubLi Credits were recorded as a deferred liability until used by the consumer at auction, or upon their expiration when the related revenue is recognized as breakage. Purchases of DubLi Credits are non-refundable after three days. Unused Credits remaining in closed and inactive Business Associate accounts were recorded as breakage revenue 30 days after the account is closed.

In October 2012, the Company suspended the auction program. In December 2012, the Company notified its Business Associates and retail consumers that all auction activities would discontinue, effective March 28, 2013. Any remaining unused DubLi Credits owned by Business Associates following the discontinuance have been reclassified as a liability of discontinued operations. All unused DubLi Credits still owned by Business Associates were subsequently exchanged with replacement vouchers that the Business Associates are able to: (i) upgrade their customers’ status with a full year’s membership; or (ii) sign up one new partner program whereby the sign-up fee and first year annual fee are waived.

●	Xpress Auction used the “reverse auction” format, wherein each time a person made a bid (which costs one DubLi Credit), the price is decremented by a fixed amount. The reduced price became visible to the person making the bid, and at that point the bidder could choose to purchase the item at the reduced price shown or opt to wait in the expectation that others will make additional bids and drive down the price even more. Upon successfully acquiring an electronic gift card at auction, winning bidders had the option of (a) transferring the face amount of the card onto their DubLi branded MasterCard, (b) being paid the face value of the card via bank transfer or (c) accumulating the funds in their electronic “Cash Organizer,” to be used later to purchase additional DubLi Credits, participate in other Xpress auction transactions, or acquire other DubLi products and services.

●	Unique Bid Auction functioned in a manner similar to Xpress Auction, but the auctioned items consisted of retail products, services and gift cards from retailers, wholesalers and manufacturers. In a Unique Bid Auction, consumers bid what they think the lowest bid price will be. The winning bid must be both the lowest price and different in amount from all other competing bids.

Revenue from Auctions was recorded on a net basis of (i) bidding credits used and broken in auctions, (ii) sale of goods and handling fees, and (iii) net auctioned value of gift cards. Net auctioned value of gifts cards is arrived at based upon the auctioned face value of the gift card less its associated cost of the gift card.

Direct Cost of Revenues

Direct cost of revenues are principally commissions based upon each Business Associate's volume of sales, any “Down-line” sales by other Business Associates under the sponsoring Business Associate, and purchase transactions through our shopping mall made by customers under the sponsoring Business Associate. Commissions due to Business Associates at the time of such transaction are recorded as deferred costs until the corresponding revenues are recognized. Special incentive bonuses are recognized when the Business Associate meets the target sales goal and are recorded as advertising and marketing cost in selling, general and administrative expenses.

Commissions and other incremental direct costs including credit card processing fees in connection with the auction program have been reported as direct cost of revenues under discontinued operations.

Selling, General and Administrative Expenses

Selling, general and administrative expense include costs associated with advertising and marketing activities, stock compensation costs, employee salaries and benefits, outside service fees relating to legal, information technology and accounting activities, and other general administrative costs.

Comprehensive Income (loss)

Comprehensive income (loss) is net earnings after tax plus certain items that are recorded directly to stockholders’ equity. Other than foreign currency translation adjustments, the Company has no other comprehensive income (loss) components.

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

In the event of a distribution of the earnings of certain international subsidiaries, the Company would be subject to withholding taxes payable on those distributions to the relevant foreign taxing authorities. Since the Company currently intends to reinvest undistributed earnings of these international subsidiaries indefinitely, the Company has made no provision for income taxes that might be payable upon the remittance or repatriation of these earnings. The Company has also not determined the amount of tax liability associated with an unplanned distribution of these permanently reinvested earnings. In the event that in the future the Company considers that there is a reasonable likelihood of the distribution of the earnings of these international subsidiaries (for example, if the Company intends to use those distributions to meet our liquidity needs), the Company will be required to make a provision for the estimated resulting tax liability, which will be subject to the evaluations and judgments of uncertainties described above.

The Company conducts business globally and, as a result, one or more of our subsidiaries file income tax returns in U.S. federal and state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the countries in which the Company operates. The Company is currently under ongoing tax examinations in several countries. While such examinations are subject to inherent uncertainties, the Company does not currently anticipate that any such examination would have a material adverse impact on our consolidated financial statements.

Earnings per Share

The Company computes earnings per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted EPS gives effect to all dilutive potential Common Stock outstanding during the year using the treasury stock method and any convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. In periods in which a net loss has been incurred, all potentially dilutive shares of Common Stock are considered anti-dilutive and thus are excluded from the calculation.

For the year ended September 30, 2013, the dilutive securities included in the dilutive weighted average shares, which consisted of outstanding stock options and other compensation arrangements was 4,774,443. Potential dilutive securities, which consisted of outstanding stock options and other compensation arrangements not included in dilutive weighted average shares for the year ended September 30, 2012 was 18,649,336.

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

Segment Policy

The Company considers its core business to be its E-commerce and membership products sold through its network of Business Associates who purchase and remarket the Company’s products including DubLi Credits which have been discontinued since March 2013, and commission income received from participating merchants which are derived through customers transactions in our shopping malls. Management also evaluates its performance on the various products as a whole and in each of four major geographic regions as described in Note 13 Segment Information.

3. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. The total amount of restricted cash held in the currencies shown but translated into U.S. Dollars were as follows:

	September 30,
	2013	2012
Euro	$216,123	$2,412,842
Australian Dollar	10,548	119,527
United States Dollar	158,369	3,146,974

Total	$385,040	$5,679,343

4. Land Held for Sale / Property and Equipment

Property and equipment comprised the following:

	September 30,
	2013	2012
Land:
Held for investment	$2,114,412	$3,546,649
Acquired for sales incentives	3,562,500	3,562,500
Less: Valuation allowance	(3,576,895)	(2,496,752)

	2,100,017	4,612,397

Computers and equipment	303,511	285,349
Computer software	690,565	706,734
Furniture and fixtures	93,237	46,719

	1,087,313	1,038,802
Accumulated depreciation	(337,940)	(213,612)

	749,373	825,190

	$2,849,390	$5,437,587

Land Held for Sale / Investment

On August 14, 2012, the Company acquired two mixed-use parcels of vacant land in Dubai Industrial City, one of the largest planned projects in Dubai, United Arab Emirates. At the acquisition date, the land was measured and recorded at a fair value of $3.5 million which was paid through an issuance of approximately 29.15 million shares of the Company’s Common Stock.

On December 27, 2013, the Company entered into two separate property sale agreements with unaffiliated third parties for the two parcels of land for a total cash consideration of approximately $2.0 million. The sale of the first parcel (“First Parcel”) closed on March 12, 2014 while the sale of the second parcel was cancelled due to a change in the closing conditions imposed by the local governmental recording authorities. In accordance with ASC 360, the First Parcel of land was reclassified as Land Held for Sale as of September 30, 2013 in the consolidated financial statements. However, as of September 30, 2012, it did not meet the criteria for a reclassification.

For the year ended September 30, 2013, Management has determined that the fair value of the two parcels of land has been impaired based upon the offer price of the property sale agreements. As a result, the Company recognized an impairment charge of approximately $1.5 million.

Land Acquired for Sales Incentives

The Company acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of September 30, 2013, the land value of approximately $0.9 million included the contract price of $3 million plus a landfill adjusted cost of $0.6 million less a valuation allowance of $2.7 million that was based on Management’s evaluation of the estimated fair value pursuant to an appraisal performed by a professional valuation firm. Included in the valuation allowance was an impairment charge of $0.2 million recorded for the year ended September 30, 2013.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Business Associates upon attaining certain performance objectives.

Depreciation

Depreciation expense was $182,255 and $100,044, for the years ended September 30, 2013 and 2012, respectively. During the year ended September 30, 2013, the Company recorded a software impairment charge of approximately $0.4 million due to obsolescence of certain components of our shopping mall operating system.

5. Amounts Due to a Related Party

Amounts due to a related party comprised the following:

	September 30,
	2013	2012
Unsecured loan	$1,000,000	$-
Amounts due for advances	1,210,000	-
Amounts due for services and interest	466,316	-
	2,676,316	-

On April 23, 2013, the Company entered into a loan agreement with Mr. Hansen, for an unsecured loan of up to $1 million at an interest rate of 3% per annum beginning May 1, 2013. As of September 30, 2013, the Company had fully drawn down the $1 million from the unsecured loan facility. On October 17, 2014, the Company repaid the principal amount of $1 million and another $300,000 for advances with cash generated from current operations.

Amounts due for advances are non-interest bearing and have no terms of repayment.

6. Unearned Subscription Fees and Advertising

The Company defers revenues from: (1) the unearned portion of the annual subscription fees paid by Business Associates who join the DubLi Network, (2) the unearned portion of the monthly subscription fees received from customers, (3) the unearned portion of advertising and marketing programs. Revenues from: (i) subscription fees received in advance from Business Associates, Partner Programs and Customers are recognized ratably over the life of the program, and (ii) advertising and marketing programs from Business Associates are recognized when all services and obligations are fulfilled

The following summarizes the components of unearned subscription fees and advertising:

	September 30,
	2013	2012
Subscription fees	$2,593,218	$1,926,047
Advertising and marketing programs	401,963	8,080,234
	$2,995,181	$10,006,281

7. Deferred Costs

Deferred costs represent commission costs which are directly related to (i) unearned subscription fees which are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled. These deferred costs when expensed are recorded as direct cost of revenues.

8. Discontinued Operations

In October 2012, the Company suspended its auction program. In December 2012, the Company notified its Business Associates and retail consumers that all auction activities would be discontinued, effective March 28, 2013. As a result, the operating results for the auction program have been reclassified as income (loss) from discontinued operations in the accompanying consolidated statements of operations as follows:

	For the years ended September 30,
	2013	2012
Revenues:
Bidding Credits used in auctions	$22,390,910	$42,266,959
Bidding Credits broken in auctions	3,075,312	4,816,581
	25,466,222	47,083,540
Sale of goods and handling fees	1,668,897	5,357,571

Auctioned value of gift cards	706,913,874	2,094,635,761
Less: Cost of gift cards auctioned	(724,264,261)	(2,134,656,173)

Net auctioned value of gift cards	(15,681,490)	(34,662,841)

Net revenue from auctions	9,784,732	12,420,699

Direct cost of revenues:
Commissions paid on sales of DubLi Credits	7,174,715	23,614,211
Cost of goods sold at auction	63,086	462,621
Prepaid customer acquisition costs impairment	-	3,543,718

Total direct cost of revenues	7,237,801	27,620,550
Income (loss) from discontinued operations	2,546,931	(15,199,851)
Income taxes	-	-
Income (loss) from discontinued operations, net of taxes	$2,546,931	$(15,199,851)

The carrying amounts of the asset and liability arising from the auction program as of September 30, 2013 and 2012 have been reclassified in the accompanying consolidated balance sheets as follows:

	September 30,
	2013	2012

Asset of discontinued operations
Prepaid customer acquisition costs	$-	$1,974,341

Liability of discontinued operations
Unused DubLi Credits	$6,401,821	$13,121,844

Prepaid customer acquisition costs are direct and incremental costs related to the sale of DubLi Credits. For the year ended September 30, 2013, all the costs have been expensed in relation to the auction transactions recorded until March 28, 2013, which is the date of discontinuance of the auction program.

9. Income Taxes

The provision (benefit) for income taxes comprise the following:

	For the years ended September 30,
	2013	2012
Income (loss) before income taxes:
United States	$(1,023,840)	$(2,590,296)
Foreign	4,837,977	(24,797,260)

	$3,814,137	$(27,387,556)
Current tax expense:
Federal	$-	$31,289
Foreign	-	12,744
	-	44,033
Deferred tax expense (benefit):
Federal	-	-
Foreign	-	-
	$-	$44,033
Net income (loss) after taxes	$3,814,137	$(27,431,589)

The tax effect of significant items comprising our net deferred tax assets as of September 30, 2013 and 2012 are as follows:

	For the years ended September 30,
	2013	2012
Deferred tax assets:
Stock Options	$333,322	$280,778
Federal and state net operating loss carry forwards	1,321,844	1,906,138
Foreign net operating loss carry forwards	1,254,854	94,721
Other	166,520	96,069

Gross deferred tax assets	3,076,540	2,377,706
Less: Valuation allowance	(3,060,200)	(2,357,681)

Net deferred tax assets	16,340	20,025
Deferred tax liabilities	(16,340)	(20,025)

Net deferred taxes	$-	$-

At September 30, 2013, the Company had $3,512,739 of net operating loss carry forwards for US federal income tax purposes that expire beginning in 2019.  Due to Internal Revenue Code Section 382 limitations related to the change in ownership of the Company, the utilization of pre-acquisition net operating losses is limited on an annual basis.  The Company had approximately $12,548,538 of foreign net operating loss carry forwards at September 30, 2013 in Cyprus that expire in 2017.

In assessing the ability to realize the deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the period in which these temporary differences become deductible.  In making this assessment, Management considered the projected future taxable income, and prudent and feasible tax planning strategies.  As of September 30, 2013 and 2012, valuation allowances of $3,060,200 and $2,357,681 have been recorded, respectively. The change in the Company’s valuation allowance of approximately $0.7 million was related to an increase of approximately $0.6 million in Federal and state net operating loss, and $0.1 million in stock based compensation and land valuation allowance.

A reconciliation of US statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective tax rate for the years ended September 30 is as follows:

	2013	2012
Statutory rate	34%	34%
Federal minimum taxes	-	-
Permanent difference	-	(3)
Effect of foreign earnings	(42)	(30)
Valuation allowance	9	(1)
State taxes	-	-
Other	(1)	-
Statutory rate	-%	-%

The Company operates as a US corporation with foreign subsidiaries. As a result, the Company's expected statutory rate is 34 percent and would apply to its foreign earnings if such amounts were earned in the US. The Company's foreign earnings were derived principally in Cyprus, which has a tax rate of 10 percent, and in the British Virgin Islands, which does not assess a corporate income tax on earnings. As a result, the Company's effective rate was reduced significantly by the effect of the utilization of the Company’s foreign carried forward losses.

Under ASC 740 an entity may only recognize or continue to recognize tax positions that meet a more likely than not threshold.  In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions.  The Company assesses its income tax positions and records tax benefits for all years subject to examination based on Management's evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company's consolidated financial statements.  Management believes that the Company has not taken any material tax positions that would be deemed to be uncertain, therefore the Company has not established a liability for uncertain tax positions for the years ended September 30, 2013 and 2012. As of September 30, 2013, the tax years beginning from year ended September 30, 2010 through year ended September 30, 2013 were determined to be open for purposes of the Company’s ASC 740 analysis.

10. Commitments and Contingencies

Employment agreements

The Company has employment agreements with certain officers, which extend from 24 to 60 months, and are renewable for successive (1) year terms. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements as of September 30, 2013 are as follows:

September 2014	$825,000
September 2015	825,000
September 2016	645,000
September 2017	645,000
September 2018	268,750
Total	$3,208,750

Leases

In December of 2009, the Company entered into an operating lease with 485 Properties, LLC (“Landlord”) for office space in Boca Raton, Florida (“Office Lease”) with a lease expiration date of January 31, 2020. The Office Lease is for 10,476 square feet of office space and the Company is obligated to pay common area maintenance and sales tax. Total base rental expense for the years ended September 30, 2013 and 2012 was $279,494 each year.

Future minimum rental payments for the Office Lease for years ending September 30 are as follows:

2014	$291,931
2015	224,413
2016	309,391
2017	318,994
Thereafter	780,881
Total	$1,925,610

During December 2013, the Company vacated its former office premises. On January 23, 2014, the landlord filed suit against the Company for breach of lease. The complaint did not specify the amount of claimed damages, but instead generally sought all amounts allegedly due and owing under the terms of the lease as well as the landlord’s costs, expenses and reasonable attorney fees. In the Company’s answer to the complaint, the Company contended that, among other things, the landlord breached the lease by failing to maintain and repair the office building and premises and the landlord had re-taken the office premises for their own benefit.

In October 2014, the landlord informed the Company that its former office premises has been rented out to another tenant and provided a claim for the remaining amount due on the lease of $1.7 million. On December 18, 2014, the landlord and the Company entered into a Stipulation of Settlement Agreement for a final settlement sum of $500,000 whereby DubLi will pay an initial $100,000 on or before January 9, 2015, and thereafter the balance of $400,000 in eight instalments of $50,000 each on or before the 5th day of each subsequent month.

11. Stockholders’ Equity

Preferred Stock

During the year ended September 30, 2013, the Company did not issue any additional shares of Preferred Stock.

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
(iv)	each share of Super Voting Preferred Stock is entitled 2,000 votes of Common Stock held at the record date for the determination of shareholders entitled to vote at each meeting of shareholders of the Company or action by written consent in lieu of meetings with respect to any and all matters presented to the shareholders of the Company. Each holder of Super Voting Preferred Stock shall vote together with the holders of Common Stock, as a single class, except (a) as provided by Nevada Statutes and (b) with regard to the amendment, alteration or repeal of the preferences, rights, powers or other terms with the written consent of the majority of holders of Super Voting Preferred Stock.

Common Stock

As of September 30, 2013, 3.3 million shares were committed for issuance and reflected as issued on the books of the Company, but stock certificates were not issued due to certain administrative and documentation requirements. The shares of Common Stock were in respect of the following: (a) the receipt of cash proceeds from investors totaling approximately $204,000, or approximately $0.16 per share, and (b) the receipt of cash proceeds totaling approximately $294,000 for the exercise of stock options at a price of $0.15 per share. Certificates for 1.3 million shares committed for issuance have been issued in fiscal year 2014 and 2.0 million shares are expected to be issued during fiscal year 2015. The aforementioned 3.3 million shares were included in the Company’s basic and diluted weighted average shares computation for the year ended September 30, 2013.

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

The fair value of stock options awards was estimated using the Black-Scholes options-pricing model, with the following assumptions:

	Years ended September 30,
	2013	2012
Dividend yield	$-	$-
Expected volatility	174%	154%
Risk free interest rate	0.84%	1.31%
Expected life	7.7 years	2.5 years

During the years ended September 30, 2013 and 2012, we recognized $642,762 and $2,510,958, respectively, of employee stock option compensation. The unamortized stock option compensation expense at September 30, 2013 and 2012 was $985,104 and $2,263,569, respectively, and is expected to be recognized over a period of 3.9 and 2.5 years, respectively.

The following summarizes the stock option activity for the years ended September 30, 2013 and 2012:

	2013		2012
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of year	15,435,970	$0.22	41,661,772	$0.11
Granted	7,171,241	0.12	9,659,417	0.31
Exercised	(2,482,163)	0.14	(2,510,000)	0.02
Forfeited	(10,041,948)	0.22	(33,375,219)	0.16
Outstanding at end of year	10,083,100	$0.16	15,435,970	$0.22
Exercisable	2,731,297	$0.24	6,386,694	$0.12

The following summarizes information about stock options outstanding and exercisable at September 30, 2013:

		Options Outstanding		Options Exercisable
Exercise price range	Number outstanding	Weighted average remaining contract in years	Weighted average exercise price	Number exercisable	Weighted average exercise price
$0.00-0.10	1,020,658	9.74	$0.09	100,000	$0.09
0.11-0.20	6,453,085	8.88	0.12	787,765	0.13
0.21-0.30	2,057,666	7.88	0.28	1,483,176	0.28
0.31-0.40	551,691	3.25	0.35	360,356	0.35
	10,083,100	8.46	$0.16	2,731,297	$0.24

The following table summarizes information about shares of restricted stock awards activity under the Plan for the years ended September 30, 2013 and 2012:

Balance outstanding, October 1, 2011	7,000,000
Granted	-
Vested	(6,000,000)
Forfeited	-

Balance outstanding, September 30, 2012	1,000,000
Granted	1,000,000
Vested	(2,000,000)
Forfeited	-

Balance outstanding, September 30, 2013	-

During the year ended September 30, 2013, the Company granted 1 million restricted stock awards to its employees under the Plan which vested immediately. The shares of Common Stock issued were included in the Company’s basic and diluted weighted average shares computation for the year ended September 30, 2013.

13. Segment Information

The Company divides its product and service lines into two segments: (1) E-Commerce and Memberships which includes partner program with retailers, affinity groups and other organizations, subscription fees, advertising and marketing programs, and business license fees; and (2) Auctions (now reported as discontinued operations).

	For the years ended September 30,
	2013	2012
E-commerce and memberships
Revenues	$16,828,190	$5,489,534
Cost of revenues	1,575,036	1,738,293
Gross income from continuing operations	$15,253,154	$3,751,241
Discontinued operations (auctions)
Revenues	$9,784,732	$12,420,699
Cost of revenues	7,237,801	27,620,550
Gross income (loss) from discontinued operations	$2,546,931	$(15,199,851)

The total revenues recorded in our four geographic regions are as follows:

	For the years ended September 30,
	2013	2012
Revenues
European Union	$11,512,246	$7,826,484
North America	4,110,226	2,328,619
Australia and New Zealand	427,140	258,551
Global	10,563,310	7,496,579
	$26,612,922	$17,910,233
Represented by revenues from:
Continuing operations	$16,828,190	$5,489,534
Discontinued operations	9,784,732	12,420,699
Total revenues	$26,612,922	$17,910,233

14. Subsequent Events

Loan Agreements with Michael Hansen

On August 11, 2014, the Company issued a promissory note (“Note”) to Mr. Hansen for a revolving loan commitment to fund the Company up to $3 million through December 31, 2015. Interest is calculated at 6% per annum commencing January 1, 2015, and all principal and accrued interest are to be paid on December 31, 2015.

On August 27, 2014, the Company entered into an amendment and restatement of the revolving loan agreement (“Amended Note”) with Mr. Hansen whereby the maximum amount available under the loan agreement was increased by $2 million, for an aggregate amount of up to $5 million. All the other existing terms of the Note remained unchanged in the Amended Note. The Company has drawn down $1.5 million under the revolving loan and has $3.5 million in available funds for the cash flow needs of the Company.

On October 17, 2014, and as discussed in Note 5 Amounts Due to a Related Party, the Company repaid the principal amount of the unsecured loan of $1 million and another $300,000 for advances which were outstanding as of September 30, 2013, with cash generated from current operations.

Loan Agreement with a Third Party

On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. The outstanding principal and accrued interest were fully repaid on November 14, 2014 with cash generated from the Company’s current operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 24, 2014

DUBLI, INC

By:	/s/ MICHAEL HANSEN
Michael Hansen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 24, 2014.

Signatures	Title

/s/ BLAS GARCIA MOROS	Chairman of the Board of Directors
Blas Garcia Moros

/s/ MICHAEL HANSEN	President, Chief Executive Officer and Director
Michael Hansen	(Principal Executive Officer)

/s/ ERIC NELSON	Chief Financial Officer (Principal Financial Officer and
Eric Nelson	Principal Accounting Officer)

/s/ LESTER ROSENKRANTZ	Director
Lester Rosenkrantz

/s/ DAVID W. SASNETT	Director
David W. Sasnett

45