Form 10-Q
period 2013-12-31
DubLi, Inc.
filed 2015-04-15
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013,

or

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

The number of shares outstanding of each of the issuer’s classes of stock, as of April 8, 2015 is as follows:

Number of shares of Preferred Stock outstanding: 185,000

Number of shares of Common Stock outstanding: 432,204,678

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DubLi, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2013	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,286	$131,422
Restricted cash	368,629	385,040
Other receivables and prepaid expenses	250,516	134,063
Deferred costs	1,322,195	1,087,564
Land held for sale	812,537	812,537

Total current assets	2,756,163	2,550,626
Property and equipment, net	2,806,727	2,849,390
Other assets	41,485	95,477

TOTAL ASSETS	$5,604,375	$5,495,493

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Accounts payable	$1,931,608	$1,522,182
Amounts payable to Business Associates	1,044,464	1,668,931
Customer deposits	729,498	618,296
Other payables and accrued liabilities	1,582,453	1,555,437
Amounts due to related parties	3,861,621	2,765,316
Unearned subscription fees	1,900,422	1,502,184
Unearned advertising	1,520,604	1,492,997
Liabilities of discontinued operations	3,124,771	6,401,821

Total current liabilities	15,695,441	17,527,164
Long term payable	500,000	-

TOTAL LIABILITIES	16,195,441	17,527,164

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
25 million shares authorized, $0.01 par value, 185,000 shares issued and outstanding	1,850	1,850
Common stock
500 million shares authorized, $0.001 par value, 432.2 million and 430.6 million shares issued and outstanding, respectively	432,204	430,593
Additional paid-in-capital	24,946,569	24,649,646
Accumulated other comprehensive loss	(1,042,037)	(855,179)
Accumulated deficit	(34,929,652)	(36,258,581)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(10,591,066)	(12,031,671)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,604,375	$5,495,493

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Revenues:
Business license fees	$749,029	$75,302
Membership subscription fees and commission income	276,009	543,174
Advertising and marketing programs	-	270,410
Other	172,161	37,330

	1,197,199	926,216
Cost of revenues	309,580	186,906

Gross income	887,619	739,310
Selling, general and administrative expenses	2,760,247	3,601,976

Loss from operations	(1,872,628)	(2,862,666)
Interest expense	4,917	1,125

Loss before income taxes	(1,877,545)	(2,863,791)
Income taxes	-	-

Loss from continuing operations	(1,877,545)	(2,863,791)
Income from discontinued operations, net of taxes	3,206,474	2,354,712

Net income (loss)	$1,328,929	$(509,079)

Earnings (loss) per share
Basic and diluted:
Continuing operations	$0.00	$(0.01)
Discontinued operations	$0.01	$0.01

Weighted average shares outstanding
Basic and diluted	432,156,443	408,606,899

See accompanying notes to condensed consolidated financial statements (unaudited).

4

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended December 31,
	2013	2012

Net income (loss)	$1,328,929	$(509,079)
Foreign currency translation adjustment	(186,857)	(714,128)

Comprehensive income (loss)	$1,142,072	$(1,223,207)

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Loss from continuing operations	$(1,877,545)	$(2,863,791)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	49,627	32,500
Stock based compensation	298,534	311,390
Changes in operating assets and liabilities:
Restricted cash	16,412	2,857,712
Other receivables and prepaid expenses	(116,453)	148,189
Deferred costs	(234,631)	-
Other assets	53,992	-
Accounts payable	409,421	144,383
Amounts payable to Business Associates	(624,467)	(9,516,401)
Customer deposits	111,202	(63,966)
Other payables and accrued liabilities	27,017	202,685
Amounts due to related parties – services rendered	395,489	-
Unearned subscription fees	398,238	73,967
Unearned advertising	27,607	1,324,124
Long term payable	500,000	-

Net cash flows from continuing operations	(565,557)	(7,349,208)

Income from discontinued operations	3,206,474	2,354,712
Net change in asset and liabilities of discontinued operations	(3,277,050)	(1,949,667)

Operating cash flows from discontinued operations	(70,576)	405,045

Net cash flows from operating activities	(636,133)	(6,944,163)

Cash flows from investing activities:
Purchases of equipment and software	(7,557)	(331,196)

Net cash flows from investing activities	(7,557)	(331,196)

Cash flows from financing activities:
Proceeds from note payable and advances – related party	700,816	-
Proceeds from preferred stock subscription	-	70,300

Net cash flows from financing activities	700,816	70,300

Effect of exchange rate changes	(186,262)	(714,128)

Net change in cash and cash equivalents	(129,136)	(7,919,187)
Cash and cash equivalents, beginning of period	131,422	8,588,461

Cash and cash equivalents, end of period	$2,286	$669,274

Supplemental cash flow information:
Cash paid for interest	$4,917	$1,125
Cash paid for income taxes	-	-

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company

DubLi, Inc. (“DubLi,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global E-commerce and network marketing company. The Company is organized in Nevada and its principal executive offices are located in Ft. Lauderdale, Florida. The Company’s wholly owned subsidiaries are incorporated in Florida, the British Virgin Islands, Cyprus, the United Arab Emirates and India (incorporated on January 2, 2015).

Our E-commerce transactions are conducted through DubLi.com websites in Europe, North America, Australia and through a global portal serving the rest of the world. We have a large network of independent Business Associates that sell our various E-commerce products. Prior to March 28, 2013, DubLi’s principal business consisted of reverse auctions program conducted online that were designed to: (i) sell its proprietary electronic gift cards; and (ii) enable consumers to purchase merchandise through its shopping portals from online retailers at discount prices. Effective March 28, 2013 the Company discontinued its auctions program.

Our President and Chief Executive Officer, Michael Hansen has a direct ownership of approximately 79.8 million shares of our common stock and 185,000 shares of our Super Voting Preferred Stock as of December 31, 2013. As a result, Mr. Hansen had the power to cast approximately 56% of the combined votes that could be cast by our common stockholders. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company, the size and membership of the Board of Directors, and all other corporate actions.

Liquidity

The Company incurred operating losses for the period since its incorporation through September 30, 2012, and experienced negative net cash flows from its operating activities of approximately $11.7 million and $0.6 million for the 2013 fiscal year and three months ended December 31, 2013, respectively. As a result, the Company had stockholders’ and working capital deficits of approximately $10.6 million and $12.9 million, respectively, as of December 31, 2013.

We continue to update our product offerings which places additional demands on future cash flows and may decrease liquidity as we improve our systems. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our revised operations and revenues generated from such operations, competitive pressures, and acquisitions of complementary products, technologies or businesses. We intend to increase our marketing efforts in order to grow our network of Business Associates which we expect will improve sales of our E-commerce products. The marketing efforts will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenues from operations; adequately dealing with competitive pressures; acquiring complementary products, technologies or business; or increasing our marketing efforts.

Because of constraints on our sources of capital and our liquidity needs, we continued to borrow from Michael Hansen, our President and CEO, during the years ended September 30, 2013 and 2014. Operations during fiscal 2014 were financed in part through: (i) borrowings from Mr. Hansen amounting approximately $1.5 million during August 2014 pursuant to an amended and restated revolving loan commitment to fund the Company up to $5 million through December 31, 2015; (ii) the sale of land in Dubai in March 2014 which resulted in net proceeds of $0.8 million; and (iii) an unsecured loan in May 2014 from a private lender of $0.5 million.

The Company is pursuing the sale of a parcel of land in Dubai for $1.25 million. Management anticipates that the completion of the land sale should occur within ninety days from February 9, 2015, the date of the Sale Agreement – Memorandum of Understanding which was entered into with an unaffiliated purchaser. In the event that the land sale fails to close or our operating cash flows are insufficient to meet our expenditures through September 30, 2015, we will draw down the available funds of $3.5 million under the loan commitment by Mr. Hansen, who has indicated that he has the ability to provide the funds as and when a drawdown is requested.

On October 17, 2014, the Company fully repaid Mr. Hansen’s loan of $1 million borrowed during fiscal 2013 and on November 14, 2014 fully repaid the private lender for the unsecured loan of $0.5 million.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of Management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ended September 30, 2014.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013.

The condensed consolidated financial statements include the accounts of DubLi, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these condensed consolidated financial statements, in conformity with US GAAP requires Management to make estimates and assumptions that affected the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

Reclassifications of Prior Period Amounts

Certain prior period amounts in the condensed consolidated financial statements and notes thereto, have been reclassified to conform to current period’s presentation. However, total assets, total liabilities, revenues and net loss were not changed as a result of those reclassifications.

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

Under the new guidance, the reporting of discontinued operations affects the presentation of the assets, liabilities and results of operations of the discontinued component or group of components, and does not affect comprehensive income or loss. ASU 2014-08 is effective for annual and interim reporting periods beginning on or after December 15, 2014. Early adoption is permitted if discontinued operations have not already been reported in financial statements previously issued or available for issuance. The Company has adopted the new guidance in its consolidated financial statements during fiscal 2013.

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

Foreign Currency

Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at period-end exchange rates for assets and liabilities and historical exchange rates during the period for income and expense accounts. The resulting translation adjustments are recorded within other comprehensive income or loss. Intercompany transaction gains or losses at each period end arising from subsequent measurement of balances for which settlement is not planned or anticipated in the foreseeable future are included as translation adjustments and recorded within other comprehensive income or loss. Financial statements of subsidiaries operating in highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in current earnings. Gains or losses resulting from foreign currency transactions are recorded in operating expense. The Company has no subsidiaries operating in highly inflationary economies.

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

Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing the income (loss) attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The potential impact of all common stock equivalents were excluded from the number of shares outstanding used for purposes of computing net loss per share as the impact of such equivalents was anti-dilutive due to the loss from continuing operations. Potential dilutive securities, which consisted of outstanding stock options and other compensation arrangements not included in dilutive weighted average shares for the three months ended December 31, 2013 and 2012 were approximately 678,000 and 80,000, respectively.

Segment Policy

The Company derives its revenues from the E-Commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and Auctions segment (reported as discontinued operations) as described in Note 12 - Segment Information.

3. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. Amounts of restricted cash held, by type of currency were as follows:

	December 31,	September 30,
	2013	2013
Euro	$137,810	$216,123
Australian Dollar	7,994	10,548
United States Dollar	222,825	158,369
Total	$368,629	$385,040

4. Deferred Costs

Deferred costs represent commission costs which are directly related to: (i) unearned subscription fees which are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled. Deferred costs expensed are included in cost of revenues.

5. Land Held for Sale / Property and Equipment

Property and equipment comprised the following:

	December 31,	September 30,
	2013	2013
Land:
Held for investment	$2,114,412	$2,114,412
Held for sales incentives	3,562,500	3,562,500
Less: Valuation allowance	(3,576,895)	(3,576,895)
	2,100,017	2,100,017
Computers and equipment	309,345	303,511
Computer software	690,565	690,565
Furniture and fixtures	94,961	93,237
	1,094,871	1,087,313
Accumulated depreciation	(388,161)	(337,940)
	706,710	749,373
Total	$2,806,727	$2,849,390

Land Held for Sale / Investment

On August 14, 2012, the Company acquired two mixed-use parcels of vacant land in Dubai, United Arab Emirates at a fair value of $3.5 million. On December 27, 2013, the Company entered into two separate property sale agreements with unaffiliated third parties for the two parcels of land for a total cash consideration of approximately $2.0 million. The sale of the first parcel (“First Parcel”) closed on March 12, 2014 while the sale of the second parcel was cancelled due to a change in the closing conditions imposed by the local governmental recording authorities. Accordingly, the First Parcel was reclassified as Land Held for Sale in the fiscal year 2013 consolidated financial statements.

During fiscal 2013, Management determined, based upon the offer price of the property sale agreements, that the Company’s carrying values exceeded the fair value of the two parcels of land. As a result, the Company recorded an impairment charge of approximately $1.5 million to reduce the carrying value of the land to its fair value. No events or circumstances arose during the quarter ended December 31, 2013 that would have required a test for impairment.

Land Held for Sales Incentives

The Company acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of December 31, 2013, the land value of approximately $0.9 million consisted of the contract price and land filled cost of approximately $3.6 million less a valuation allowance of approximately $2.7 million that was based on Management’s evaluation of the estimated fair value.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Business Associates upon attaining certain performance objectives.

Depreciation

Depreciation expense was $49,627 and $32,500, for the three months ended December 31, 2013 and 2012, respectively.

6. Amounts Due to Related Parties

Amounts due to related parties comprised the following:

	December 31,	September 30,
	2013	2013
Unsecured note payable to Mr. Hansen	$1,000,000	$1,000,000
Amounts due for advances by Mr. Hansen	1,910,816	1,210,000
Amounts due for services rendered	950,805	555,316
	$3,861,621	$2,765,316

The Company had fully drawn down $1 million from the unsecured loan facility entered into with Mr. Michael Hansen on April 23, 2013 at an interest rate of 3% per annum during fiscal 2013. On October 17, 2014, the Company repaid the principal amount of $1 million with cash generated from current operations.

Amounts due for services rendered are comprised of accrued compensation due to the officers of the Company and unpaid Board of Directors fees. Amounts due for advances and services rendered are non-interest bearing and have no terms of repayment.

7. Discontinued Operations

The Company discontinued all auctions activities effective March 28, 2013. As a result, the operating results for the auctions program have been reclassified to income from discontinued operations in the condensed consolidated statements of operations. The income from discontinued operations is comprised of the following:

	Three Months Ended
	December 31,
	2013	2012
Revenues:
Bidding Credits used in auctions	$-	$20,716,838
Bidding Credits broken in auctions	-	730,954
Credits breakage recognized	3,206,474	-
Gross revenues	3,206,474	21,447,792

Sale of goods and handling fees	-	1,553,606
Auctioned value of gift cards	-	667,845,779
Less: Cost of gift cards auctioned	-	(683,372,086)
Net auctioned value of gift cards	-	(13,972,701)
Net revenues	3,206,474	7,475,091

Cost of revenues:
Commissions paid on sales of Credits	-	5,057,293
Cost of goods sold at auction	-	63,086
Total cost of revenues	-	5,120,379

Income from discontinued operations	3,206,474	2,354,712
Income taxes	-	-
Income from discontinued operations, net of taxes	$3,206,474	$2,354,712

Included in Liabilities of discontinued operations at December 31, 2013 and September 30, 2013 are unused Credits of approximately $3.1 million and $6.4 million, respectively. All the costs associated with unused Credits following the termination of the auctions have been fully expensed as of the effective date of the termination. Credits breakage associated with inactive Business Associates are recognized as revenues after twelve months or when waivers and releases are obtained from Business Associates who have opted to accept any replacement program.

8. Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. For the three months ended December 31, 2013 and 2012, our reported income tax rate was lower than the US federal statutory rate primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net losses for the periods, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

9. Long Term Payable

During December 2013, the Company vacated its former office premises before the lease agreement expiration date of January 31, 2020. On January 23, 2014, the landlord filed suit against the Company for breach of lease. The complaint did not specify the amount of claimed damages, but instead generally sought all amounts allegedly due and owing under the terms of the lease as well as the landlord’s costs, expenses and reasonable attorney fees. In October 2014, the landlord informed the Company that its former office premises had been rented out to another tenant and provided a claim for the remaining amount due on the lease of $1.7 million. On December 18, 2014, the landlord and the Company entered into a Stipulation of Settlement Agreement for a final settlement sum of $500,000 which was fully expensed in selling, general and administrative expenses. The Company paid $250,000 during January through April 2015. The balance of $250,000 will be paid in five instalments of $50,000 each on or before the 5th day of each subsequent month.

10. Stockholders’ Equity

Common Stock

During the three months ended December 31, 2013, the Company entered into transactions which required the issuance of approximately 1.6 million shares of its common stock as described in items (c) and (d) below. These 1.6 million shares were included in the Company’s basic and diluted weighted average shares computations for the three months ended December 31, 2013.

As of December 31, 2013, a total of approximately 3.6 million shares were committed for issuance and reflected as issued on the books of the Company, but stock certificates were not issued due to certain administrative and documentation requirements. The shares of common stock were in respect of the following: (a) the receipt of cash proceeds from an investor for $6,000, or $0.10 per share, (b) the receipt of cash proceeds totaling approximately $294,000 from the exercise of stock options at a price of $0.15 per share, (c) the issuance of a stock award pursuant to a consulting agreement valued at $95,000 or $0.19 per share, and (d) the payment of bonus incentive for $100,000 or $0.09 per share. Certificates for these shares committed for issuance are expected to be issued during fiscal year 2015.

11. Stock Based Compensation

The Company’s 2010 Omnibus Equity Compensation Plan (the “Plan”) was approved on September 30, 2010 by Mr. Hansen, who was the Company’s majority stockholder at the time. A proxy statement or an information statement has not yet been submitted to all the Company’s stockholders for approval. The Plan’s potential participants include board members, executives, employees, and certain consultants and advisers of the Company and the Plan has been implemented in order to attract, incentivize and retain highly qualified individuals and keep the Company competitive with other companies with respect to executive compensation. Awards under the Plan may be made to participants in the form of (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. A total of 50 million shares of common stock have been reserved for issuance under the Plan.

Stock based compensation expense for the three months ended December 31, 2013 and 2012 amounted to $298,534 and $311,390, respectively. Unamortized stock option compensation expense at December 31, 2013 was approximately $690,000 and is expected to be recognized over a period of 3.7 years.

12. Segment Information

The Company divides its product and service lines into two segments: (i) E-Commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and (ii) Auctions segment (reported as discontinued operations).

	Three Months Ended
	December 31,
	2013	2012
E-Commerce and memberships
Revenues	$1,197,199	$926,216
Cost of revenues	309,580	186,906
Gross income from continuing operations	$887,619	$739,310
Discontinued operations
Revenues	$3,206,474	$7,475,091
Cost of revenues	-	5,120,379
Income from discontinued operations	$3,206,474	$2,354,712

The total revenues recorded in our four geographic regions are summarized as follows:

	Three Months Ended
	December 31,
	2013	2012
Revenues:
European Union	$1,438,958	$5,923,889
North America	2,237,167	541,215
Australia	158,225	365,159
Global	569,323	1,571,044
	$4,403,673	$8,401,307
Represented by revenues from:
Continuing operations	$1,197,199	$926,216
Discontinued operations	3,206,474	7,475,091
	$4,403,673	$8,401,307

13. Subsequent Events

Related Party Transactions

On August 11, 2014, the Company issued a promissory note (“Note”) to Mr. Hansen for a revolving loan commitment to fund the Company up to $3 million through December 31, 2015. Interest is calculated at 6% per annum and all principal and accrued interest is to be paid on December 31, 2015.

On August 27, 2014, the Company issued an amended and restated note (“Amended Note”) to Mr. Hansen whereby the maximum amount available under the revolving loan commitment was increased by $2 million, for an aggregate amount of up to $5 million. All the other existing terms of the Note remained unchanged in the Amended Note. The Company had drawn down $1.5 million under the revolving loan and has $3.5 million in remaining available funds.

On October 17, 2014, and as discussed in Note 6 - Amounts Due to Related Parties, the Company repaid Mr. Hansen the principal amount of the unsecured loan of $1 million and approximately $0.7 million for services rendered by related parties.

Loan Agreement with a Private Lender

On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. The outstanding principal and accrued interest were fully repaid on November 14, 2014.

Lease Settlement

On December 18, 2014, and as discussed in Note 9 – Long Term Payable, the Company entered into a Stipulation of Settlement Agreement with a former landlord for a final lease settlement sum of $500,000.

Sale of Land in Dubai

On February 9, 2015, the Company entered into a Property Sale Agreement – Memorandum of Understanding (“Sale Agreement”) for the sale of a parcel of land in Dubai with an unaffiliated third party for approximately $1.25 million. The transaction did not close on or before March 20, 2015 as initially expected. However, Management anticipates that completion of the land sale should occur within ninety days from February 9, 2015 as stipulated in the Sale Agreement. Upon completion, the Company is not expected to realize any significant gain or loss on disposal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

Concerning Forward-Looking Statements

The discussion contained in this Quarterly Report on Form 10-Q (“Report”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “believe,” and similar language, including those set forth in the discussions under “Notes to Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Report. The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.

The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

•	our inability to generate enough customers or enough purchasing activity for our Shopping Malls;
•	our inability to establish and maintain a large growing base of Business Associates;
•	our failure to adapt to technological change;
•	increased competition;
•	increased operating costs;
•	changes in legislation applicable to our business;
•	our failure to improve our internal controls;
•	our inability to generate sufficient cash flows from operations or to secure sufficient capital to enable us to maintain our current operations or support our intended growth; and
•	our failure to maintain registration of shares of our Common Stock under the Exchange Act.

For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of our Annual Report on Form 10-K for the year ended September 30, 2013: Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Report. We do not undertake to update any forward-looking statement, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our condensed consolidated results of operations for the three months ended December 31, 2013 compared to the three months ended December 31, 2012; and (ii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included in this Report.

Overview

DubLi, Inc. has created a framework for attracting and maintaining consumers through an E-commerce based shopping and travel community. The foundation of DubLi is based on technology that is adaptive to changes in the E-commerce marketplace, a global marketing platform and an expertise in understanding and capitalizing on international economic trends and changing consumer behaviors. The central hub of the DubLi community is DubLi.com; from which all other components of the business model are derived.

DubLi is a global E-commerce and network marketing company that operates an online shopping and travel portal through which our customers search and purchase products offered by various online stores, including consumer products, travel related products and services. Our online transactions are conducted through DubLi.com websites in Europe, North America, Australia and through a global portal serving the rest of the world. We have a large network of independent Business Associates that sell our various E-commerce products.

Prior to March 28, 2013, DubLi’s principal business consisted of an online auctions program that was designed to (i) sell its proprietary electronic gift cards; and (ii) enable consumers to purchase merchandise through its shopping portals from online retailers at discount prices. Our Business Associates sold “Credits” (rights to make bids in one of our auctions) which were designed to offer consumers savings on their purchases of merchandise. Effective March 28, 2013, we discontinued our auctions program.

During the three months ended December 31, 2013, our revenues from continuing operations were generated primarily from (a) business license fees paid by Business Associates and partner program participants; (b) membership subscription fees; and (c) commission income from participating online shops and stores affiliated with our online shopping mall arising from the purchase transactions our customers generated. Our revenues from discontinued operations during the three months ended December 31, 2013 were recognized from Credits breakage associated with inactive Business Associates.

During the three months ended December 31, 2012, our revenues were generated primarily from the following items: (i) from continuing operations as discussed above and including advertising and marketing programs; and (ii) from discontinued operations through: (a) the sale of electronic gift cards and goods through auctions; (b) the sale of Credits directly to consumers and through Business Associates; and (c) handling fees for each auctions transaction that resulted in the sale of an electronic gift card.

The components of revenues for the three months ended December 31, 2013 are summarized as follows:

E-Commerce and Memberships
Business license fees	$749,029
Membership subscription fees and commission income	276,009
Other	172,161
1,197,199
Discontinued operations	3,206,474
Total revenues	$4,403,673

Revenues from business license fees paid by our Business Associates and partner program participants enable them to begin their sales operations of DubLi’s products. Our Business Associates pay a monthly subscription fee to remain as an active member following the date of their initial membership. The monthly maintenance fee for our Business Associates was discontinued during March 2014. Our partner program participants continue to pay a monthly maintenance fee to remain as an active member.

Effective April 2014, our Business Associates were required to purchase our membership subscription products for resale in the form of qualifying vouchers or membership packages for Business Associates or membership packages for DubLi’s customer as described below.

We offer one free membership package and two paid membership subscription packages (Premium and V.I.P.), to customers that enable them to earn cash back from all the purchases that they make online through our Shopping Malls. The Premium and V.I.P. membership subscription packages allow our customers to earn a higher percentage of cash back on their purchases. For the Premium member, we charged a monthly subscription fee and for the V.I.P. member we charged an annual subscription fee.

Through the purchase transactions our customers generated from participating online shops and stores via our Shopping Malls, we receive commission income from the participating merchants. We share this commission income with our customers in the form of cash back.

Our network marketing organization of Business Associates is represented in 127 countries throughout the world. We offer a wide variety of products and services to our Business Associates for them to market to their customers, many of whom are also recruited to become Business Associates themselves. Business Associates earn commissions on sales of products and services that they sell directly, and also on “downstream” sales of products and services made by Business Associates that they recruit into the marketing network. Business Associates also earn commissions on: (1) the sale of our Premium and V.I.P. Member subscriptions packages; and (2) purchase transactions from customers who shop in our online Shopping Malls.

Trends in Our Business

After the discontinuance of the auctions program during fiscal 2013, we focused our resources on potentially more profitable programs in our E-commerce platform.

Shopping transactions continue to shift from traditional to online retailers as the digital economy evolves. This shift has contributed to the growth of our business since inception, resulting in increased revenues. Although we expect our business to continue to grow, our revenues growth rate may not be sustainable over time due to a number of factors, including increasing competition, the difficulty of maintaining growth rates if our revenues increase to higher levels, and increasing maturity of the online shopping market. We plan to continue to invest in our core areas of strategic focus, but cannot provide any assurance that such investment will result in increased revenues or net income.

We have taken steps to improve and increase the products offered on our web site via direct signing of dedicated private-label merchants providing cash back shopping programs, travel related products and services, and an expanded global online shopping mall that provides a true worldwide shopping experience.

Seasonal fluctuations in Internet usage and traditional retail seasonality have affected our business, and are likely to continue to do so. Internet usage generally slows during the summer months, and shopping typically increases significantly during the holiday season in the fourth quarter of each calendar year. These seasonal trends have caused, and will likely continue to cause fluctuations in our quarterly results.

We continue to invest in our systems, data centers, corporate facilities, information technology infrastructure, and human resources. We expect the following to be important components in our business strategy: (i) acquisitions of compatible businesses; (ii) “Partner” programs whereby we partner with large retail customer bases interested in earning incremental revenues by co-branding our shopping and travel related web site; and (iii) expansion in new markets or countries. We also expect that the cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily because of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs and other costs.

As we expand our shopping programs and other products to international markets, we continue to increase our exposure to fluctuations in foreign currency to US dollar exchange rates.

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Consolidated Results

Net income for the three months ended December 31, 2013 was approximately $1.3 million as compared to a net loss of approximately $0.5 million for the three months ended December 31, 2012. The increase in net income was due to a decrease in the loss from continuing operations of approximately $1.0 million and an increase in income from discontinued operations of approximately $0.8 million. Further discussions on the results from continuing operations and discontinued operations are provided in the following paragraphs.

Continuing Operations

Revenues were approximately $1.2 million and $0.9 million for the three months ended December 31, 2013 and 2012, respectively. The increase was primarily due to increased revenues from business license fees of approximately $0.7 million, set off by a reduction of (i) revenues from membership subscription fees and commission income of approximately $0.3 million. The decrease in membership subscription fees and commission income was mainly due to fewer membership packages sold to customers; and (ii) revenues from advertising and marketing programs of approximately $0.3 million. During the three months ended December 31, 2012, revenues of approximately $0.3 million were recognized for customers allocated to Business Associates in satisfaction of the terms of the advertising and marketing programs that were sold in fiscal 2012. No revenues were recognized for advertising and marketing programs during the three months ended December 31, 2013.

Selling, general and administrative (“SGA”) expenses were approximately $2.8 million and $3.6 million for the three months ended December 31, 2013 and 2012, respectively. The decrease was primarily due to approximately (i) $0.9 million reduction in outside service fees; and (ii) $0.5 million reduction in banking and processing fees due to fewer transactions; offset by an increase of approximately $0.3 million in rent and office expenses as a result of a lease settlement with a former landlord. Details of our SGA expenses are summarized as follows:

	For the three months ended December 31,
	2013	2012	Change
	(All amounts in $ thousands)
Advertising expenses	$138	$16	$122
Depreciation	50	33	17
Outside service fees	610	1,518	(908)
Payroll costs	1,286	1,316	(30)
Rent and office expenses	456	163	293
Banking and processing fees	141	615	(474)
Foreign exchange	(8)	(147)	139
Travel expenses and others	87	88	(1)
Total	$2,760	$3,602	$(842)

Discontinued Operations

Income from discontinued operations was approximately $3.2 million and $2.4 million for the three months ended December 31, 2013 and 2012, respectively. The increase was primarily due to: (i) revenues recognized for Credits breakage associated with inactive Business Associates which generated income of approximately $3.2 million for the three months ended December 31, 2013, as compared to (ii) approximately $7.5 million of Credits used and recognized as net revenues from auctions transactions conducted which generated income of approximately $2.4 million during the three months ended December 31, 2012.

Foreign Currency Translation Adjustment

Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. The US dollar average rate weakened against the Euro during the three months ended December 31, 2013 as compared to the three months ended December 31, 2012 which resulted in these exchange rate fluctuations increasing the consolidated net revenues, operating expenses, and loss from continuing operations.

The foreign currency translation adjustment for the quarter ended December 31, 2013 and 2012 represented a loss of approximately $0.2 million and $0.7 million, respectively, a decrease of approximately $0.5 million.

Liquidity and Capital Resources

Liquidity

We incurred losses for the period from our inception through September 30, 2012 and we experienced negative net cash flows from operating activities of approximately $11.7 million and $0.6 million for the 2013 fiscal year and three months ended December 31, 2013, respectively. We continue to require additional financing to meet our working capital and capital expenditures requirements. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon our business plan and pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

We continue to update our product offerings which places additional demands on future cash flows and may decrease liquidity as we improve our systems. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our revised operations and revenues generated from such operations, competitive pressures, and acquisitions of complementary products, technologies or businesses. We intend to increase our marketing efforts in order to grow our network of Business Associates which we expect will improve sales of our E-commerce products. The marketing efforts will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenues from operations; adequately dealing with competitive pressures; acquiring complementary products, technologies or business; or increasing our marketing efforts.

Because of constraints on our sources of capital and our liquidity needs, we continued to borrow from Michael Hansen, our President and CEO, during the years ended September 30, 2013 and 2014. Operations during fiscal 2014 were financed in part through: (i) borrowings from Mr. Hansen amounting approximately $1.5 million during August 2014 pursuant to an amended and restated revolving loan commitment to fund the Company up to $5 million through December 31, 2015; (ii) the sale of land in Dubai in March 2014 which resulted in net proceeds of $0.8 million; and (iii) an unsecured loan in May 2014 from a private lender of $0.5 million.

The Company is pursuing the sale of a parcel of land in Dubai for approximately $1.25 million. Management anticipates that the completion of the land sale should occur within ninety days from February 9, 2015, the date of the Sale Agreement – Memorandum of Understanding which was entered into with an unaffiliated purchaser. In the event that the land sale fails to complete or our operating cash flows are insufficient to meet our expenditures through September 30, 2015, we will draw down the available funds of $3.5 million under the loan commitment by Mr. Hansen, who has indicated that he has the ability to provide the funds as and when a drawdown is requested.

On October 17, 2014, the Company fully repaid Mr. Hansen’s loan of $1 million borrowed during fiscal 2013 and on November 14, 2014 fully repaid the private lender for the unsecured loan of $0.5 million.

Cash in Foreign Subsidiaries

The Company has significant operations outside the United States (“US”). As a result, cash generated by and used in the Company's foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of December 31, 2013, the Company held approximately $44,000 of unrestricted and approximately $369,000 of restricted cash in foreign subsidiaries.

Should foreign cash be repatriated, the Company will be subject to US tax at the applicable US federal statutory rate on the amount treated as a dividend for US income tax purposes. Dividend treatment will largely be the result of the collective financial position of the foreign subsidiaries at the time of repatriation. Any US income tax attributable to repatriated earnings may be offset by foreign income taxes paid on such earnings. Due to the significance of our foreign operations, the Company does not presently foresee a need to repatriate foreign cash in excess of our US funding needs.

Subsequent Events

Related Party Transactions

In August 2014, the Company issued an amended and restated promissory note to Mr. Hansen for a revolving loan commitment to fund the Company up to $5 million through December 31, 2015. Interest is calculated at 6% per annum and all principal and accrued interest is to be paid on December 31, 2015. During fiscal 2014, the Company drew down $1.5 million under the revolving loan and has $3.5 million in remaining available funds.

On October 17, 2014 the Company repaid Mr. Hansen the principal amount of the unsecured loan of $1 million borrowed during fiscal 2013 and approximately $0.7 million for services rendered by related parties which were outstanding as of December 31, 2013.

Loan Agreement with a Private Lender

On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. The outstanding principal and accrued interest were fully repaid on November 14, 2014.

Lease Settlement

During December 2013, the Company vacated its former office premises before the lease agreement expiration date of January 31, 2020. On January 23, 2014, the landlord filed suit against the Company for breach of lease. The complaint did not specify the amount of claimed damages, but instead generally sought all amounts allegedly due and owing under the terms of the lease as well as the landlord’s costs, expenses and reasonable attorney fees. In October 2014, the landlord informed the Company that its former office premises had been rented out to another tenant and provided a claim for the remaining amount due on the lease of $1.7 million. On December 18, 2014, the landlord and the Company entered into a Stipulation of Settlement Agreement for a final settlement sum of $500,000, which was fully expensed in selling, general and administrative expenses. The Company paid $250,000 during January through April 2015. The balance of $250,000 will be paid in five instalments of $50,000 each on or before the 5th day of each subsequent month.

Sale of Land in Dubai

On February 9, 2015, the Company entered into a Property Sale Agreement – Memorandum of Understanding (“Sale Agreement”) with an unaffiliated third party for the sale of a parcel of land in Dubai for approximately $1.25 million. The transaction did not close on or before March 20, 2015 as initially expected. Management anticipates that completion of the land sale should occur within ninety days from February 9, 2015 as stipulated in the Sale Agreement. Upon completion, the Company is not expected to realize any significant gain or loss on disposal.

Off-Balance Sheet Arrangements

At December 31, 2013 and 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

As previously reported in our Form 10-K for the year ended September 30, 2013, as a result of our principal executive officer’s and principal financial and accounting officer’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013, we identified the material weaknesses in internal control over financial reporting as of September 30, 2013. These material weaknesses had not been remediated as of December 31. 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Plans

To address the identified material weakness discussed in our Form 10-K for the year ended September 30, 2013, we have taken the following measures:

During the year ended September 30, 2014, we:-

1.	Engaged an internal audit firm to assist with control assessment and remediation;
2.	Hired a new Corporate Controller and additional qualified and experienced finance department personnel to enhance period end financial close and reporting; and
3.	Commenced a reorganization of our finance, accounting and other support staff to improve work flow and enhance internal controls;

Subsequent to September 30, 2014, we:-

4.	Hired a Director of Compliance to evaluate and implement corrective action on our material weaknesses; and
5.	Hired a Vice President of Information Technology to oversee and implement proper internal control over IT and our business operating systems.

In addition, we have improved or are in the process of improving our internal controls as follows:

(1)	Control Environment
(a)	We have implemented a whistle-blower program and are in the process of implementing other programs to identify and manage fraud risks;
(b)	Formalized job descriptions have been developed for all finance and accounting personnel that specifically: (i) identify required financial reporting roles, responsibilities, and necessary competencies; and (ii) clarify responsibilities for maintaining our internal controls over financial information; and
(c)	We have increased the utilization of the features and controls provided in our Enterprise Resource Planning (“ERP”) system and reduce the use of spreadsheets.

(2)	Monitoring of internal control over financial reporting

(a)	We continue to review and update our policies and procedures with respect to the review, supervision and monitoring of our accounting operations;
(b)	We are completing a risk assessment process in order to improve our monitoring function in conjunction with our ERP system; and
(c)	We are developing forecasts and plans by which our Management can measure achievement against formalized benchmarks.

(3)	Period end financial close and reporting
(a)	Improving our financial reporting and closing processes; and
(b)	Continue to document and implement controls over financial reporting.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual consolidated financial statements may occur in the future and we may continue to be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. Key factors in the success of our remediation efforts are our ability to recruit and retain qualified individuals, and to make the investments required to enhance our financial reporting systems. Therefore, the success of our remediation efforts will also be dependent in part upon our ability to obtain sufficient funding. Among other things, any un-remediated material weaknesses could result in material post-closing adjustments in future financial statements.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries including its directors and officers may be defendants in or parties to pending or threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants.

During December 2013, the Company vacated its former office premises before the lease agreement expiration date of January 31, 2020. On January 23, 2014, the landlord filed suit against the Company for breach of lease. The complaint did not specify the amount of claimed damages, but instead generally sought all amounts allegedly due and owing under the terms of the lease as well as the landlord’s costs, expenses and reasonable attorney fees. In October 2014, the landlord informed the Company that its former office premises had been rented out to another tenant and provided a claim for the remaining amount due on the lease of $1.7 million. On December 18, 2014, the landlord and the Company entered into a Stipulation of Settlement Agreement for a final settlement sum of $500,000. The Company paid $250,000 during January through April 2015. The balance of $250,000 will be paid in five instalments of $50,000 each on or before the 5th day of each subsequent month.

ITEM 1A. RISK FACTORS

There has been no material change to the risk factors relating to our business as disclosed in our Form 10-K for the year ended September 30, 2013 as filed with the SEC on December 24, 2014.

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

DubLi, Inc.

Date: April 15, 2015.	By:	/s/ Michael Hansen
Michael Hansen President and Chief Executive Officer

