Form 10-Q
period 2014-03-31
DubLi, Inc.
filed 2015-04-15
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014,

or

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DubLi, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2014	2013
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$230,254	$131,422
Restricted cash	243,634	385,040
Other receivables and prepaid expenses	247,236	134,063
Deferred costs	1,299,999	1,087,564
Land held for sale	1,225,269	812,537

Total current assets	3,246,392	2,550,626
Property and equipment, net	1,545,427	2,849,390
Other assets	45,045	95,477

TOTAL ASSETS	$4,836,864	$5,495,493

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable	$1,918,041	$1,522,182
Amounts payable to Business Associates	608,582	1,668,931
Customer deposits	905,828	618,296
Other payables and accrued liabilities	2,112,432	1,555,437
Amounts due to related parties	4,220,351	2,765,316
Unearned subscription fees	1,835,027	1,502,184
Unearned advertising	1,516,379	1,492,997
Liabilities of discontinued operations	2,048,727	6,401,821

Total current liabilities	15,165,367	17,527,164
Long term payable	300,000	-

TOTAL LIABILITIES	15,465,367	17,527,164

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
25 million shares authorized, $0.01 par value, 185,000 shares issued and outstanding	1,850	1,850
Common stock
500 million shares authorized, $0.001 par value, 432.2 million and 430.6 million shares issued and outstanding, respectively	432,204	430,593
Additional paid-in-capital	25,050,568	24,649,646
Accumulated other comprehensive loss	(1,023,462)	(855,179)
Accumulated deficit	(35,089,663)	(36,258,581)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(10,628,503)	(12,031,671)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,836,864	$5,495,493

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenues:
Business license fees	$745,920	$811,642	$1,494,949	$886,944
Membership subscription fees and commission income	488,806	442,713	764,815	985,887
Advertising and marketing programs	-	1,837,500	-	2,107,910
Other	11,282	12,118	183,443	49,448

	1,246,008	3,103,973	2,443,207	4,030,189
Cost of revenues	511,889	300,770	821,469	487,676

Gross income	734,119	2,803,203	1,621,738	3,542,513
Selling, general and administrative expenses	1,957,484	3,133,034	4,717,731	6,735,010
Software impairment charge	-	354,954	-	354,954

Loss from operations	(1,223,365)	(684,785)	(3,095,993)	(3,547,451)
Interest expense	4,257	550	9,174	1,675

Loss before income taxes	(1,227,622)	(685,335)	(3,105,167)	(3,549,126)
Income taxes	-	-	-	-

Loss from continuing operations	(1,227,622)	(685,335)	(3,105,167)	(3,549,126)
Income from discontinued operations, net of taxes	1,067,609	1,101,465	4,274,083	3,456,177

Net income (loss)	$(160,013)	$416,130	$1,168,916	(92,949)

Earnings (loss) per share

Basic and diluted:
Continuing operations	$0.00	$0.00	$(0.01)	$(0.01)
Discontinued operations	$0.00	$0.00	$0.01	$0.01

Weighted average shares outstanding Basic and diluted	432,204,678	414,279,407	432,180,165	411,412,026

See accompanying notes to condensed consolidated financial statements (unaudited).

4

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Net income (loss)	$(160,013)	$416,130	$1,168,916	$(92,949)
Foreign currency translation adjustment	18,575	709,170	(168,282)	(4,958)

Comprehensive income (loss)	$(141,438)	$1,125,300	$1,000,634	$(97,907)

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Loss from continuing operations	$(3,105,167)	$(3,549,126)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	99,287	85,268
Software impairment charge	-	354,954
Stock based compensation	402,533	486,698
Changes in operating assets and liabilities:
Restricted cash	141,407	3,751,560
Other receivables and prepaid expenses	(113,173)	174,874
Deferred costs	(212,435)	-
Other assets	50,432	-
Accounts payable	395,858	705,301
Amounts payable to Business Associates	(1,060,349)	(10,721,973)
Customer deposits	287,531	(533,773)
Other payables and accrued liabilities	556,996	197,138
Amounts due to related parties – services rendered	724,219	-
Unearned subscription fees	332,843	(338,461)
Unearned advertising	23,382	(539,331)
Long term payable	300,000	-

Net cash flows from continuing operations	(1,176,636)	(9,926,871)

Income from discontinued operations	4,274,083	3,456,177
Net change in asset and liabilities of discontinued operations	(4,353,094)	(3,645,230)

Net cash flows from discontinued operations	(79,011)	(189,053)

Net cash flows from operating activities	(1,255,647)	(10,115,924)

Cash flows from investing activities:
Purchases of equipment and software	(21,153)	(433,060)
Proceeds from sale of land	812,537	-

Net cash flows from investing activities	791,384	(433,060)

Cash flows from financing activities:
Proceeds from note payable and advances – related party	730,816	-
Proceeds from preferred stock issuance	-	70,300
Proceeds from common stock issuances	-	1,902,658
Proceeds from stock options exercised	-	293,497

Net cash flows from financing activities	730,816	2,266,455

Effect of exchange rate changes	(167,721)	(4,958)

Net change in cash and cash equivalents	98,832	(8,287,487)
Cash and cash equivalents, beginning of period	131,422	8,588,461

Cash and cash equivalents, end of period	$230,254	$300,974

Supplemental cash flow information:
Cash paid for interest	$9,174	$1,675
Cash paid for income taxes	-	-

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

Our President and Chief Executive Officer, Michael Hansen has a direct ownership of approximately 79.8 million shares of our common stock and 185,000 shares of our Super Voting Preferred Stock as of March 31, 2014. As a result, Mr. Hansen had the power to cast approximately 56% of the combined votes that could be cast by our common stockholders. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company, the size and membership of the Board of Directors, and all other corporate actions.

Liquidity

The Company incurred operating losses for the period since its incorporation through September 30, 2012, and experienced negative net cash flows from its operating activities of approximately $11.7 million and $1.3 million for the 2013 fiscal year and six months ended March 31, 2014, respectively. As a result, the Company had stockholders’ and working capital deficits of approximately $10.6 million and $11.9 million, respectively, as of March 31, 2014.

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

Reclassifications of Prior Period Amounts

Certain prior period amounts in the condensed consolidated financial statements and notes thereto, have been reclassified to conform to current period’s presentation. However, total assets, total liabilities, revenues and net income (loss) were not changed as a result of those reclassifications.

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

Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing the earnings (loss) attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The potential impact of all common stock equivalents were excluded from the number of shares outstanding used for purposes of computing net loss per share as the impact of such equivalents was anti-dilutive due to the loss from continuing operations. Potential dilutive securities, which consisted of outstanding stock options and other compensation arrangements not included in dilutive weighted average shares for the three months ended March 31, 2014 and 2013 were approximately 3,000 and 9.7 million, respectively, and for the six months ended March 31, 2014 and 2013, were approximately 0.3 million and 8.0 million, respectively.

Segment Policy

The Company derives its revenues from the E-Commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and Auctions segment (reported as discontinued operations) as described in Note 13 - Segment Information.

3. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. Amounts of restricted cash held, by type of currency were as follows:

	March 31,	September 30,
	2014	2013
Euro	$61,722	$216,123
Australian Dollar	2,660	10,548
United States Dollar	179,252	158,369
Total	$243,634	$385,040

4. Deferred Costs

Deferred costs represent commission costs which are directly related to: (i) unearned subscription fees which are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled. Deferred costs expensed are included in cost of revenues.

5. Land Held for Sale

	March 31,	September 30,
	2014	2013
Cost	$2,114,412	$1,432,237
Less: Valuation allowance	889,143	619,700
	$1,225,269	$812,537

On August 14, 2012, the Company acquired two mixed-use parcels of vacant land in Dubai, United Arab Emirates at a fair value of $3.5 million. On December 27, 2013, the Company entered into two separate property sale agreements with unaffiliated third parties for the two parcels of land for a total cash consideration of approximately $2.0 million. The sale of the first parcel closed on March 12, 2014 while the sale of the second parcel (“Second Parcel”) was cancelled due to a change in the closing conditions imposed by the local governmental recording authorities.

During fiscal 2013, Management determined, based upon the offer price of the property sale agreements, that the Company’s carrying values exceeded the fair value of the two parcels of land. As a result, the Company recorded an impairment charge of approximately $1.5 million to reduce the carrying value of the land to its fair value.

Subsequently on February 9, 2015, the Company entered into a Property Sale Agreement – Memorandum of Understanding (“Sale Agreement”) for the sale of the Second Parcel with an unaffiliated third party for approximately $1.25 million. The transaction did not close on or before March 20, 2015 as initially expected. However, Management anticipates that completion of the land sale should occur within ninety days from February 9, 2015 as stipulated in the Sale Agreement. Upon completion, the Company is not expected to realize any significant gain or loss on disposal. Accordingly, the Second Parcel was reclassified as Land Held for Sale from Property and Equipment – land held for investment in the condensed consolidated financial statements.

6. Property and Equipment

Property and equipment comprised the following:

	March 31,	September 30,
	2014	2013
Land:
Held for investment	$-	$2,114,412
Held for sales incentives	3,562,500	3,562,500
Less: Valuation allowance	(2,687,752)	(3,576,895)
	874,748	2,100,017
Computers and equipment	309,287	303,511
Computer software	690,565	690,565
Furniture and fixtures	108,615	93,237
	1,108,467	1,087,313
Accumulated depreciation	(437,788)	(337,940)
	670,679	749,373
Total	$1,545,427	$2,849,390

Land Held for Sales Incentives

The Company acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of March 31, 2014, the land value of approximately $0.9 million consisted of the contract price and land filled cost of approximately $3.6 million less a valuation allowance of approximately $2.7 million that was based on Management’s evaluation of the estimated fair value.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Business Associates upon attaining certain performance objectives.

Depreciation

Depreciation expense was $49,660 and $52,768, for the three months ended March 31, 2014 and 2013, respectively, and $99,287 and $85,268 for the six months ended March 31, 2014 and 2013, respectively.

7. Amounts Due to Related Parties

Amounts due to related parties comprised the following:

	March 31,	September 30,
	2014	2013
Unsecured note payable to Mr. Hansen	$1,000,000	$1,000,000
Amounts due for advances by Mr. Hansen	1,940,816	1,210,000
Amounts due for services rendered	1,279,535	555,316
	$4,220,351	$2,765,316

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

8. Discontinued Operations

The Company discontinued all auctions activities effective March 28, 2013. As a result, the operating results for the auctions program have been reclassified to income from discontinued operations in the condensed consolidated statements of operations. The income from discontinued operations is comprised of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenues:
Bidding Credits used in auctions	$-	$2,473,517	$-	$23,190,355
Bidding Credits broken in auctions	-	2,454,158	-	3,185,113
Credits breakage recognized	1,067,609	-	4,274,083	-
Gross revenues	1,067,609	4,927,675	4,274,083	26,375,468

Sale of goods and handling fees	-	115,290	-	1,668,897
Auctioned value of gift cards	-	39,068,097	-	706,913,874
Less: Cost of gift cards auctioned	-	(40,892,175)	-	(724,264,261)
Net auctioned value of gift cards	-	(1,708,788)	-	(15,681,490)
Net revenues	1,067,609	3,218,887	4,274,083	10,693,978

Cost of revenues:
Commissions paid on sales of Credits	-	2,117,422	-	7,174,715
Cost of goods sold at auctions	-	-	-	63,086
Total cost of revenues	-	2,117,422	-	7,237,801

Income from discontinued operations	-	1,101,465	-	3,456,177
Income taxes	-	-	-	-
Income from discontinued operations, net of taxes	$1,067,609	$1,101,465	$4,274,083	$3,456,177

Included in Liabilities of discontinued operations at March 31, 2014 and September 30, 2013 are unused Credits of approximately $2.0 million and $6.4 million, respectively. All the costs associated with unused Credits following the termination of the auctions have been fully expensed as of the effective date of the termination. Credits breakage associated with inactive Business Associates are recognized as revenues after twelve months or when waivers and releases are obtained from Business Associates who have opted to accept any replacement program.

9. Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. For the three months and six months ended March 31, 2014 and 2013, our reported income tax rate was lower than the US federal statutory rate primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net income or losses for the periods, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

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

11. Stockholders’ Equity

Common Stock

During the six months ended March 31, 2014, the Company entered into transactions which required the issuance of approximately 1.6 million shares of its common stock as described in items (c) and (d) below. These 1.6 million shares were included in the Company’s basic and diluted weighted average shares computations for the three months and six months ended March 31, 2014.

As of March 31, 2014, a total of approximately 3.6 million shares were committed for issuance and reflected as issued on the books of the Company, but stock certificates were not issued due to certain administrative and documentation requirements. The shares of Common Stock were in respect of the following: (a) the receipt of cash proceeds from an investor for $6,000, or $0.10 per share, (b) the receipt of cash proceeds totaling approximately $294,000 from the exercise of stock options at a price of $0.15 per share, (c) the issuance of a stock award pursuant to a consulting agreement valued at $95,000 or $0.19 per share, and (d) the payment of bonus incentive for $100,000 or $0.09 per share. Certificates for these shares committed for issuance are expected to be issued during fiscal year 2015.

12. Stock Based Compensation

The Company’s 2010 Omnibus Equity Compensation Plan (the “Plan”) was approved on September 30, 2010 by Mr. Hansen, who was the Company’s majority stockholder at the time. A proxy statement or an information statement has not yet been submitted to all the Company’s stockholders for approval. The Plan’s participants include board members, executives, employees and certain consultants and advisers of the Company and the Plan has been implemented in order to attract, incentivize and retain highly qualified individuals and keep the Company competitive with other companies with respect to executive compensation. Awards under the Plan may be made to participants in the form of (i) incentive stock options; (ii) non-qualified stock Options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. A total of 50 million shares of common stock have been reserved for issuance under the Plan.

Stock based compensation expense for the three months ended March 31, 2014 and 2013 amounted to $103,999 and $175,808, respectively, and for the six months ended March 31, 2014 and 2013, were $402,533 and $486,698, respectively. Unamortized stock option compensation expense at March 31, 2014 was approximately $657,000 and is expected to be recognized over a period of 3.5 years.

13. Segment Information

The Company divides its product and service lines into two segments: (i) E-Commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and (ii) Auctions segment (reported as discontinued operations).

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
E-Commerce and memberships
Revenues	$1,246,008	$3,103,973	$2,443,207	$4,030,189
Cost of revenues	511,889	300,770	821,469	487,676
Gross income from continuing operations	$734,119	$2,803,203	$1,621,738	$3,542,513

Discontinued operations
Revenues	$1,067,609	$3,218,887	$4,274,083	$10,693,978
Cost of revenues	-	2,117,422	-	7,237,801
Income from discontinued operations, net of taxes	$1,067,609	$1,101,465	$4,274,083	$3,456,177

The total revenues recorded in our four geographic regions are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenues:
European Union	$562,851	$1,054,458	$1,899,257	$6,978,347
North America	1,088,729	155,308	3,295,529	696,523
Australia	44,592	488,696	183,017	853,855
Global	617,445	4,624,398	1,339,487	6,195,442
	$2,313,617	$6,322,860	$6,717,290	$14,724,167
Represented by revenues from:
Continuing operations	$1,246,008	$3,103,973	$2,443,207	$4,030,189
Discontinued operations	1,067,609	3,218,887	4,274,083	10,693,978
	$2,313,617	$6,322,860	$6,717,290	$14,724,167

14. Subsequent Events

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

On October 17, 2014, and as discussed in Note 7 - Amounts Due to Related Parties, the Company repaid Mr. Hansen the principal amount of the unsecured loan of $1 million and approximately $0.8 million for services rendered by related parties.

Loan Agreement with a Private Lender

On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. The outstanding principal and accrued interest were fully repaid on November 14, 2014.

Lease Settlement

On December 18, 2014, and as discussed in Note 10 – Long Term Payable, the Company entered into a Stipulation of Settlement Agreement with a former landlord for a final lease settlement sum of $500,000.

Sale of Land in Dubai

On February 9, 2015, and as described in Note 5 – Land Held for Sale, the Company entered into a Property Sale Agreement – Memorandum of Understanding for the sale of a parcel of land in Dubai with an unaffiliated third party for approximately $1.25 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introductory Note

Concerning Forward-Looking Statements

The discussion contained in this Quarterly Report on Form 10-Q (“Report”) under the Securities Exchange Act of 1934 as amended (“Exchange Act”), contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “believe,” and similar language, including those set forth in the discussions under “Notes to Condensed Consolidated Financial Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Report. The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. We wish to caution readers that certain important factors may have affected and could in the future affect our actual results and could cause actual results to differ significantly from those expressed in any forward-looking statement.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our condensed consolidated results of operations for the three months and six months ended March 31, 2014 compared to the three months and six months ended March 31, 2013; and (ii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included in this Report.

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

During the three months and six months ended March 31, 2014, our revenues from continuing operations were generated primarily from (a) business license fees paid by Business Associates and partner program participants; (b) membership subscription fees; and (c) commission income from participating online shops and stores affiliated with our online shopping mall arising from the purchase transactions our customers generated. Our revenues from discontinued operations during the three months and six months ended March 31, 2014 were recognized from Credits breakage associated with inactive Business Associates.

During the three and six months ended March 31, 2013, our revenues were generated primarily from the following items: (i) from continuing operations as discussed above and, advertising and marketing programs; and (ii) from discontinued operations through: (a) the sale of electronic gift cards and goods through auctions; (b) the sale of Credits directly to consumers and through Business Associates; and (c) handling fees for each auctions transaction that resulted in the sale of an electronic gift card.

The components of revenues for the three months and six months ended March 31, 2014 are summarized as follows:

	March 31, 2014
	Three Months	Six Months
	Ended	Ended
E-Commerce and Memberships
Business license fees	$745,920	$1,494,949
Membership subscription fees and commission income	488,806	764,815
Other	11,282	183,443
	1,246,008	2,443,207
Discontinued operations	1,067,609	4,274,083
Total revenues	$2,313,617	$6,717,290

Revenues from business license fees paid by our Business Associates and partner program participants enable them to begin their sales operations of DubLi’s products. Our Business Associates pay a monthly maintenance fee to remain as an active member following the date of their initial membership. The monthly maintenance fee for our Business Associates was discontinued during March 2014. Our partner program participants continue to pay a monthly maintenance fee to remain as an active member.

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

Shopping transactions continue to shift from traditional to online retailers as the digital economy evolves. This shift has contributed to the growth of our business since inception, resulting in increased revenues. Although we expect our business to continue to grow, our revenues growth rate may not be sustainable over time, due to a number of factors, including increasing competition, the difficulty of maintaining growth rates if our revenues increase to higher levels, and increasing maturity of the online shopping market. We plan to continue to invest in our core areas of strategic focus, but cannot provide any assurance that such investment will result in increased revenues or net income.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Consolidated Results

Net loss for the three months ended March 31, 2014 was approximately $0.2 million as compared to a net income of approximately $0.4 million for the three months ended March 31, 2013. The increase in the net loss was primarily due to loss from continuing operations as the operating results from discontinued operations were consistent over the two periods. Further discussions on the results from continuing operations and discontinued operations are provided in the following paragraphs.

Continuing Operations

Revenues were approximately $1.2 million and $3.1 million for the three months ended March 31, 2014 and 2013, respectively. The decrease was primarily due to revenues of approximately $1.8 million recognized during the three months ended March 31, 2013 for customers allocated to Business Associates in satisfaction of the terms of the advertising and marketing programs that were sold in fiscal 2012. No revenues were recognized for advertising and marketing programs during the three months ended March 31, 2014.

Selling, general and administrative (“SGA”) expenses were approximately $2.0 million and $3.1 million for the three months ended March 31, 2014 and 2013, respectively. The decrease was primarily due to approximately: (i) $0.9 million reduction in outside service fees; and (ii) $0.2 million reduction in banking and processing fees as a result of fewer transactions. Details of our SGA expenses are summarized as follows:

	For the three months ended March 31,
	2014	2013	Change
	(All amounts in $ thousands)
Advertising expenses	$-	$146	$(146)
Depreciation	49	52	(3)
Outside service fees	476	1,424	(948)
Payroll costs	1,137	953	184
Rent and office expenses	91	173	(82)
Banking and processing fees	126	276	(150)
Foreign exchange	(33)	1	(34)
Travel expenses and others	111	108	3
Total	$1,957	$3,133	$(1,176)

During the three months ended March 31, 2013 we recorded an impairment charge of approximately $355,000 for obsolescence of certain components of our shopping mall operating system. We were not required to record any impairment charge during the three months ended March 31, 2014.

Discontinued Operations

Income from discontinued operations remained consistent for the three months ended March 31, 2014 and 2013 of approximately $1.1 million. During the three months ended March 31, 2014, revenues were recognized for Credits breakage associated with inactive Business Associates which generated income of approximately $1.1 million as compared to approximately $3.2 million of Credits used and recognized as net revenues from auctions transactions conducted which generated income of approximately $1.1 million during the three months ended March 31, 2013.

Foreign Currency Translation Adjustment

Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. The US dollar average rate weakened against the Euro during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 which resulted in these exchange rate fluctuations increasing the consolidated net revenues, operating expenses, and loss from continuing operations.

The foreign currency translation adjustment for the quarter ended March 31, 2014 and 2013 represented a gain of approximately $19,000 and $709,000, respectively, a decrease of approximately $690,000.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

Consolidated Results

Net income for the six months ended March 31, 2014 was approximately $1.2 million as compared to a net loss of approximately $93,000. The increase in net income was due to a reduction in loss of approximately $0.4 million from continuing operations, and an increase in income of approximately $0.8 million from discontinued operations. Further discussions on the results from continuing operations and discontinued operations are provided in the following paragraphs.

Continuing Operations

Revenues were approximately $2.4 million and $4.0 million for the six months ended March 31, 2014 and 2013, respectively. The decrease was primarily due to revenues amounting to approximately $2.1 million recognized during the six months ended March 31, 2013 for customers allocated to Business Associates in satisfaction of the terms of the advertising and marketing programs that were sold in fiscal 2012. No revenues were recognized for advertising and marketing programs during the six months ended March 31, 2014.

SGA expenses were approximately $4.7 million and $6.7 million for the six months ended March 31, 2014 and 2013, respectively. The decrease was primarily due to approximately: (i) $1.9 million reduction in outside service fees; and (ii) $0.6 million reduction in banking and processing fees as a result of fewer transactions. Details of our SGA expenses are summarized as follows:

	For the six months ended March 31,
	2014	2013	Change
	(All amounts in $ thousands)
Advertising expenses	$138	$162	$(24)
Depreciation	99	85	14
Outside service fees	1,086	2,942	(1,856)
Payroll costs	2,423	2,269	154
Rent and office expenses	547	336	211
Banking and processing fees	267	891	(624)
Foreign exchange	(41)	(146)	105
Travel expenses and others	198	196	2
Total	$4,717	$6,735	$(2,018)

During the six months ended March 31, 2013 we recorded an impairment charge of approximately $355,000 for obsolescence of certain components of our shopping mall operating system. We were not required to record any impairment charge during the six months ended March 31, 2014.

Discontinued Operations

Income from discontinued operations was approximately $4.3 million and $3.5 million for the six months ended March 31, 2014 and 2013, respectively. The increase of approximately $0.8 million was primarily due to: (i) revenues recognized for Credits breakage associated with inactive Business Associates which generated income of approximately $4.3 million for the six months ended March 31, 2014, as compared to (ii) approximately $10.7 million of Credits used and recognized as net revenues from auctions transactions conducted which generated income of approximately $3.5 million during the six months ended March 31, 2013.

Foreign Currency Translation Adjustment

The foreign currency translation adjustment for the six months ended March 31, 2014 and 2013 represented a loss of approximately $168,000 and $5,000, respectively, an increase of approximately $163,000.

Liquidity and Capital Resources

Liquidity

We incurred losses for the period from our inception through September 30, 2012 and we experienced negative net cash flows from operating activities of approximately $11.7 million and $1.3 million for the 2013 fiscal year and six months ended March 31, 2014, respectively. We continue to require additional financing to meet our working capital and capital expenditures requirements. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon our business plan and pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

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

Because of constraints on our sources of capital and our increased liquidity needs, we continued to borrow from Michael Hansen, our President and CEO, during the years ended September 30, 2013 and 2014. Operations during fiscal 2014 were financed in part through: (i) borrowings from Mr. Hansen amounting approximately $1.5 million during August 2014 pursuant to an amended and restated revolving loan commitment to fund the Company up to $5 million through December 31, 2015; (ii) the sale of land in Dubai in March 2014 which resulted in net proceeds of $0.8 million; and (iii) an unsecured loan in May 2014 from a private lender of $0.5 million.

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

Cash in Foreign Subsidiaries

The Company has significant operations outside the United States (“US”). As a result, cash generated by and used in the Company's foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of March 31, 2014, the Company held approximately $159,000 of unrestricted and approximately $244,000 of restricted cash in foreign subsidiaries.

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

On October 17, 2014, the Company repaid Mr. Hansen the principal amount of the unsecured loan of $1 million borrowed during fiscal 2013 and approximately $0.8 million for services rendered by related parties which were outstanding as of March 31, 2014.

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

Off-Balance Sheet Arrangements

At March 31, 2014 and 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

(c)	We have increased the utilization of the features and controls in our Enterprise Resource Planning (“ERP”) system and reduce the use of spreadsheets.

(2)	Monitoring of internal control over financial reporting

(a)	We continue to review and update our policies and procedures with respect to the review, supervision and monitoring of our accounting operations;

(b)	We are completing a risk assessment process in order to improve our monitoring function in conjunction with our ERP system; and

(c)	We are developing forecasts and plans by which our Management can measure achievement against formalized benchmarks.

(3)	Period end financial close and reporting
(a)	Improving our financial reporting and closing processes; and
(b)	Continue to document and implement controls over financial reporting.

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

DubLi, Inc.

Date: April 15, 2015	By:	/s/ Michael Hansen
Michael Hansen President and Chief Executive Officer

