Form 10-Q
period 2014-06-30
DubLi, Inc.
filed 2015-04-15
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014,

or

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DubLi, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$42,364	$131,422
Restricted cash	299,980	385,040
Other receivables and prepaid expenses	347,897	134,063
Deferred costs	1,378,024	1,087,564
Land held for sale	1,225,269	812,537

Total current assets	3,293,534	2,550,626
Property and equipment, net	1,496,269	2,849,390
Other assets	45,045	95,477

TOTAL ASSETS	$4,834,848	$5,495,493
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Accounts payable	$2,648,932	$1,522,182
Amounts payable to Business Associates	500,162	1,668,931
Customer deposits	988,591	618,296
Other payables and accrued liabilities	2,284,534	1,555,437
Note payable	500,000	-
Amounts due to related parties	4,500,132	2,765,316
Unearned subscription fees	2,033,783	1,502,184
Unearned advertising	1,228,438	1,492,997
Liabilities of discontinued operations	1,044,896	6,401,821

Total current liabilities	15,729,468	17,257,164
Long term payable	150,000	-

TOTAL LIABILITIES	15,879,468	17,527,164

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock 25 million shares authorized, $0.01 par value, 185,000 shares issued and outstanding	1,850	1,850
Common stock 500 million shares authorized, $0.001 par value, 432.2 million and 430.6 million shares issued and outstanding, respectively	432,204	430,593
Additional paid-in-capital	25,124,350	24,649,646
Accumulated other comprehensive loss	(978,875)	(855,179)
Accumulated deficit	(35,624,149)	(36,258,581)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(11,044,620)	(12,031,671)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,834,848	$5,495,493

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,			Nine Months Ended June 30,
	2014		2013	2014		2013
Revenues:
Business license fees		$390,437	$1,278,926		$1,885,386	$2,165,870
Membership subscription fees and commission income		470,517	273,760		1,235,332	1,259,647
Advertising and marketing programs		268,045	8,408,239		268,045	10,516,149
Other		(36,849)	8,778		146,594	58,226
		1,092,150	9,969,703		3,535,357	13,999,892
Cost of revenues		686,255	516,069		1,507,724	1,003,745

Gross income		405,895	9,453,634		2,027,633	12,996,147
Selling, general and administrative expenses		1,924,280	2,145,982		6,642,011	8,880,992
Software impairment charge		-	-		-	354,954

Income (loss) from operations		(1,518,385)	7,307,652		(4,614,378)	3,760,201
Interest expense		10,103	2,024		19,277	3,699

Income (loss) before income taxes		(1,528,488)	7,305,628		(4,633,655)	3,756,502
Income taxes		-	-		-	-

Income (loss) from continuing operations		(1,528,488)	7,305,628		(4,633,655)	3,756,502
Income from discontinued operations, net of taxes		994,003	-		5,268,086	3,456,177

Net income (loss)		$(534,485)	$7,305,628		$634,431	$7,212,679
Earnings (loss) per share
Basic:
Continuing operations		$(0.00)	$0.02		$(0.01)	$0.01
Discontinued operations		$0.00	$0.00		$0.01	$0.01
Diluted:
Continuing operations	$	N/A	$0.02	$	N/A	$0.01
Discontinued operations	$	N/A	$0.00	$	N/A	$0.01
Weighted average shares outstanding
Basic		432,204,678	422,926,976		432,188,306	415,209,786
Diluted		432,204,678	431,581,473		432,188,306	422,908,604

See accompanying notes to condensed consolidated financial statements (unaudited).

4

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$(534,485)	$7,305,628	$634,431	$7,212,679
Foreign currency translation adjustment	44,587	(369,403)	(123,695)	(374,361)
Comprehensive income (loss)	$(489,898)	$6,936,225	$510,736	$6,838,318

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Income (loss) from continuing operations	$(4,633,655)	$3,756,502
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	148,940	133,610
Software impairment charge	-	354,954
Stock based compensation	476,315	590,690
Changes in operating assets and liabilities:
Restricted cash	85,061	5,146,075
Other receivables and prepaid expenses	(213,834)	176,605
Deferred costs	(290,460)	(542,915)
Other assets	50,432	-
Accounts payable	1,126,747	727,140
Amounts payable to Business Associates	(1,168,769)	(11,155,656)
Customer deposits	370,295	(1,344,162)
Other payables and accrued liabilities	729,098	238,148
Amounts due to related parties – services rendered	973,469	304,654
Unearned subscription fees	531,599	(718,510)
Unearned advertising	(264,559)	(6,330,469)
Long term payable	150,000	-

Net cash flows from continuing operations	(1,929,321)	(8,663,334)

Income from discontinued operations	5,268,086	3,456,177
Net change in asset and liabilities of discontinued operations	(5,356,925)	(4,987,172)

Net cash flows from discontinued operations	(88,839)	(1,530,995)

Net cash flows from operating activities	(2,018,160)	(10,194,329)

Cash flows from investing activities:
Purchases of equipment and software	(21,342)	(442,368)
Proceeds from sale of land	812,537	-

Net cash flows from investing activities	791,195	(442,368)

Cash flows from financing activities:
Proceeds from note payable and advances – related party	761,347	370,000
Proceeds from note payable	500,000	-
Proceeds from preferred stock issuance	-	70,300
Proceeds from common stock issuances	-	1,902,658
Proceeds from stock options exercised	-	293,497

Net cash flows from financing activities	1,261,347	2,636,455

Effect of exchange rate changes	(123,440)	(373,929)

Net change in cash and cash equivalents	(89,058)	(8,374,171)
Cash and cash equivalents, beginning of period	131,422	8,588,461

Cash and cash equivalents, end of period	$42,364	$214,290

Supplemental cash flow information:
Cash paid for interest	$19,277	$1,675
Cash paid for income taxes	-	-

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

Our President and Chief Executive Officer, Michael Hansen has a direct ownership of approximately 79.8 million shares of our common stock and 185,000 shares of our Super Voting Preferred Stock as of June 30, 2014. As a result, Mr. Hansen had the power to cast approximately 56% of the combined votes that could be cast by our common stockholders. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company, the size and membership of the Board of Directors, and all other corporate actions.

Liquidity

The Company incurred operating losses for the period since its incorporation through September 30, 2012, and experienced negative net cash flows from its operating activities of approximately $11.7 million and $2.0 million for the 2013 fiscal year and nine months ended June 30, 2014, respectively. As a result, the Company had stockholders’ and working capital deficits of approximately $11.0 million and $12.4 million, respectively, as of June 30, 2014.

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

Because of constraints on our sources of capital and our liquidity needs, we continued to borrow from Michael Hansen, our President and CEO, during the years ended September 30, 2013 and 2014. Operations during fiscal 2014 were financed in part through (i) borrowings from Mr. Hansen amounting approximately $1.5 million during August 2014 pursuant to an amended and restated revolving loan commitment to fund the Company up to $5 million through December 31, 2015; (ii) the sale of land in Dubai in March 2014 which resulted in net proceeds of $0.8 million; and (iii) an unsecured loan in May 2014 from a private lender of $0.5 million.

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

Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing the income (loss) attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The potential impact of all common stock equivalents were excluded from the number of shares outstanding used for purposes of computing net loss per share as the impact of such equivalents was anti-dilutive due to the loss from continuing operations. Potential dilutive securities, which consisted of outstanding stock options and other compensation arrangements not included in dilutive weighted average shares for the three months and nine ended June 30, 2014 were nil and approximately 0.2 million, respectively.

For the three months and nine months ended June 30, 2013, the dilutive securities included in the dilutive weighted average shares, which consisted of outstanding stock options and other compensation arrangements were approximately 8.7 million and 7.7 million, respectively.

Segment Policy

The Company derives its revenues from the E-Commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and Auctions segment (reported as discontinued operations) as described in Note 14 - Segment Information.

3. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. Amounts of restricted cash held, by type of currency were as follows:

	June 30,	September 30,
	2014	2013
Euro	$60,978	$216,123
Australian Dollar	3,874	10,548
United States Dollar	235,128	158,369
Total	$299,980	$385,040

4. Deferred Costs

Deferred costs represent commission costs which are directly related to: (i) unearned subscription fees which are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled. Deferred costs expensed are included in cost of revenues.

5. Land Held for Sale

	June 30,	September 30,
	2014	2013
Cost	$2,114,412	$1,432,237
Less: Valuation allowance	889,143	619,700
	$1,225,269	$812,537

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

6. Property and Equipment

Property and equipment comprised the following:

	June 30,	September 30,
	2014	2013

Land:
Held for investment	$-	$2,114,412
Held for sales incentives	3,562,500	3,562,500
Less: Valuation allowance	(2,687,752)	(3,576,895)
	874,748	2,100,017
Computers and equipment	308,994	303,511
Computer software	690,565	690,565
Furniture and fixtures	109,097	93,237
	1,108,656	1,087,313
Accumulated depreciation	(487,135)	(337,940)
	621,521	749,373
Total	$1,496,269	$2,849,390

Land Held for Sales Incentives

The Company acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of June 30, 2014, the land value of approximately $0.9 million included the contract price and land filled cost of approximately $3.6 million less a valuation allowance of approximately $2.7 million that was based on Management’s evaluation of the estimated fair value.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Business Associates upon attaining certain performance objectives.

Depreciation

Depreciation expense was $49,653 and $48,342, for the three months ended June 30, 2014 and 2013, respectively, and $148,940 and $133,610 for the nine months ended June 30, 2014 and 2013, respectively.

7. Amounts Due to Related Parties

Amounts due to related parties comprised the following:

	June 30,	September 30,
	2014	2013
Unsecured note payable to Mr. Hansen	$1,000,000	$1,000,000
Amounts due for advances by Mr. Hansen	1,971,347	1,210,000
Amounts due for services rendered	1,528,785	555,316
	$4,500,132	$2,765,316

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

8. Note Payable

On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. The outstanding principal and accrued interest were fully repaid on November 14, 2014.

9. Discontinued Operations

The Company discontinued all auctions activities effective March 28, 2013. As a result, the operating results for the auctions program have been reclassified to income from discontinued operations in the condensed consolidated statements of operations. The income from discontinued operations is comprised of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Bidding Credits used in auctions	$-	$-	$-	$23,190,355
Bidding Credits broken in auctions	-	-	-	3,185,113
Credits breakage recognized	994,003	-	5,268,086	-
Gross revenues	994,003	-	5,268,086	26,375,468

Sale of goods and handling fees	-	-	-	1,668,897
Auctioned value of gift cards	-	-	-	706,913,874
Less: Cost of gift cards auctioned	-	-	-	(724,264,261)
Net auctioned value of gift cards	-	-	-	(15,681,490)
Net revenues	994,003	-	5,268,086	10,693,978

Cost of revenues:
Commissions paid on sales of Credits	-	-	-	7,174,715
Cost of goods sold at auctions	-	-	-	63,086
Total cost of revenues	-	-	-	7,237,801

Income from discontinued operations	994,003	-	5,268,086	3,456,177
Income taxes	-	-	-	-
Income from discontinued operations, net of taxes	$994,003	$-	$5,268,086	$3,456,177

Included in Liabilities of discontinued operations at June 30, 2014 and September 30, 2013 are unused Credits of approximately $1.0 million and $6.4 million, respectively. All the costs associated with unused Credits following the termination of the auctions have been fully expensed as of the effective date of the termination. Credits breakage associated with inactive Business Associates are recognized as revenues after twelve months or when waivers and releases are obtained from Business Associates who have opted to accept any replacement program.

10. Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. For the three months and nine months ended June 30, 2014 and 2013, our reported income tax rate was lower than the US federal statutory rate primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net income or losses for the periods, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

11. Long Term Payable

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

12. Stockholders’ Equity

Common Stock

During the nine months ended June 30, 2014, the Company entered into transactions which required the issuance of approximately 1.6 million shares of its common stock as described in items (c) and (d) below. These 1.6 million shares were included in the Company’s basic and diluted weighted average shares computations for the three months and nine months ended June 30, 2014.

As of June 30, 2014, a total of approximately 3.6 million shares were committed for issuance and reflected as issued on the books of the Company, but stock certificates were not issued due to certain administrative and documentation requirements. The shares of common stock were in respect of the following: (a) the receipt of cash proceeds from an investor for $6,000, or $0.10 per share, (b) the receipt of cash proceeds totaling approximately $294,000 from the exercise of stock options at a price of $0.15 per share, (c) the issuance of a stock award pursuant to a consulting agreement valued at $95,000 or $0.19 per share, and (d) the payment of bonus incentive for $100,000 or $0.09 per share. Certificates for these shares committed for issuance are expected to be issued during fiscal year 2015.

13. Stock Based Compensation

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

Stock based compensation expense for the three months ended June 30, 2014 and 2013 amounted to $73,782 and $103,992, respectively, and for the nine months ended June 30, 2014 and 2013, was $476,315 and $590,690, respectively. Unamortized stock option compensation expense at June 30, 2014 was approximately $542,000 and is expected to be recognized over a period of 3.4 years.

14. Segment Information

The Company divides its product and service lines into two segments: (1) E-Commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and (2) Auctions segment (reported as discontinued operations).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
E-Commerce and memberships
Revenues	$1,092,150	$9,969,703	$3,535,357	$13,999,892
Cost of revenues	686,255	516,069	1,507,724	1,003,745
Gross income from continuing operations	$405,895	$9,453,634	$2,027,633	$12,996,147
Discontinued operations
Revenues	$994,003	$-	$5,268,086	$10,693,978
Cost of revenues	-	-	-	7,237,801
Income from discontinued operations, net of taxes	$994,003	$-	$5,268,086	$3,456,177

The total revenues recorded in our four geographic regions are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenues:
European Union	$926,307	$2,994,024	$2,949,858	$9,972,371
North America	945,993	1,800,958	4,207,689	2,497,481
Australia	77,437	202,221	268,004	1,056,076
Global	136,416	4,972,500	1,377,892	11,167,942
	$2,086,153	$9,969,703	$8,803,443	$24,693,870
Represented by revenues from:
Continuing operations	$1,092,150	$9,969,703	$3,535,357	$13,999,892
Discontinued operations	994,003	-	5,268,086	10,693,978
	$2,086,153	$9,969,703	$8,803,443	$24,693,870

15. Subsequent Events

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

On October 17, 2014, and as discussed in Note 7 - Amounts Due to Related Parties, the Company repaid Mr. Hansen the principal amount of the unsecured loan of $1 million and approximately $0.9 million for services rendered by related parties.

Repayment of Loan to a Private Lender

On November 14, 2014, and as discussed in Note 8 – Note Payable, the Company fully repaid the loan amount of $500,000 and accrued interest pursuant to an unsecured loan agreement entered with a private lender on May 6, 2014.

Lease Settlement

On December 18, 2014, and as discussed in Note 11 – Long Term Payable, the Company entered into a Stipulation of Settlement Agreement with a former landlord for a final lease settlement sum of $500,000.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our condensed consolidated results of operations for the three months and nine months ended June 30, 2014 compared to the three months and nine months ended June 30, 2013; and (ii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included in this Report.

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

During the three months and nine months ended June 30, 2014, our revenues from continuing operations were generated primarily from (a) business license fees paid by Business Associates and partner program participants; (b) membership subscription fees; (c) commission income from participating online shops and stores affiliated with our online shopping mall arising from the purchase transactions our customers generated; and (d) advertising and marketing programs. Our revenues from discontinued operations during the three months and nine months ended June 30, 2014 were recognized from Credits breakage associated with inactive Business Associates.

During the three and nine months ended June 30, 2013, our revenues were generated primarily from the following items: (i) from continuing operations as discussed above; and (ii) from discontinued operations through: (a) the sale of electronic gift cards and goods through auctions; (b) the sale of Credits directly to consumers and through Business Associates; and (c) handling fees for each auctions transaction that resulted in the sale of an electronic gift card.

The components of revenues for the three months and nine months ended June 30, 2014 are summarized as follows:

	June 30, 2014
	Three Months	Nine Months
	Ended	Ended
E-Commerce and Memberships
Business license fees	$390,437	$1,885,386
Membership subscription fees and commission income	470,517	1,235,332
Advertising and marketing programs	268,045	268,045
Other	(36,849)	146,594
	1,092,150	3,535,357
Discontinued operations	994,003	5,268,086
Total revenues	$2,086,153	$8,803,443

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Consolidated Results

Net loss for the three months ended June 30, 2014 was approximately $0.5 million as compared to a net income of approximately $7.3 million for the three months ended June 30, 2013. The net loss for the three months ended June 30, 2014 was due to a loss from continuing operations of approximately $1.5 million. Our continuing operations generated income of approximately $7.3 million for the three months ended June 30, 2013. Income of approximately $1.0 million from discontinued operations during the three months ended June 2014 served to partly reduce our loss from continuing operations. Further discussions on the results from continuing operations and discontinued operations are provided in the following paragraphs.

Continuing Operations

Revenues were approximately $1.1 million and $10.0 million for the three months ended June 30, 2014 and 2013, respectively. The decrease was primarily due to: (i) revenues of approximately $8.4 million recognized during the three months ended June 30, 2013 for customers allocated to Business Associates in satisfaction of the terms of the advertising and marketing programs that were sold in fiscal 2012. Revenues of approximately $0.3 million were recognized during the three months ended June 30, 2014 from breakage associated with Business Associates who were inactive for twelve months and redemption were deemed remote; and (ii) decrease in business license fees of approximately $0.9 million resulting from a reduction in the initial membership fee for new Business Associates and effective March 2014, the elimination of monthly maintenance fees paid by Business Associates.

Selling, general and administrative (“SGA”) expenses were approximately $1.9 million and $2.1 million for the three months ended June 30, 2014 and 2013, respectively. Details of our SGA expenses are summarized as follows:

	For the three months ended June 30,
	2014	2013	Change
	(All amounts in $ thousands)

Advertising and marketing costs	$17	—	$17
Depreciation	50	48	2
Outside service fees	486	921	(435)
Payroll costs	1,046	799	247
Rent and office expenses	51	172	(121)
Banking and processing fees	119	158	(39)
Foreign exchange	5	(25)	30
Travel expenses and others	150	73	77
Total	$1,924	$2,146	$(222)

Discontinued Operations

Income from discontinued operations was approximately $1.0 million for the three months ended June 30, 2014, which were recognized for Credits breakage associated with inactive Business Associates of approximately $1.0 million. There were no results recorded for the three months ended June 30, 2013 as the auctions program was discontinued in March 2013.

Foreign Currency Translation Adjustment

Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. The US dollar average rate weakened against the Euro during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 which resulted in these exchange rate fluctuations increasing the consolidated net revenues, operating expenses, and loss from continuing operations.

The foreign currency translation adjustment for the quarter ended June 30, 2014 represented a gain of approximately $45,000 as compared to a loss of approximately $0.4 million for the quarter ended June 30, 2013, an increase in the gain of approximately $0.5 million.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

Consolidated Results

Net income for the nine months ended June 30, 2014 and 2013 were approximately $0.6 million and $7.2 million, respectively. The decrease in net income was primarily due to an increase in loss of approximately $8.4 million from continuing operations, set off by an increase in income of approximately $1.8 million from discontinued operations. Further discussions on the results of continuing operations and discontinued operations are provided in the following paragraphs.

Continuing Operations

Revenues were approximately $3.5 million and $14.0 million for the nine months ended June 30, 2014 and 2013, respectively. The decrease was primarily due to: (i) revenues of approximately $10.5 million recognized during the nine months ended June 30, 2013 for customers allocated to Business Associates in satisfaction of the terms of the advertising and marketing programs that were sold in fiscal 2012. Revenues of approximately $0.3 million were recognized during the nine months ended June 30, 2014 from breakage associated with Business Associates who were inactive for twelve months and redemption were deemed remote; and (ii) decrease in business license fees of approximately $0.3 million resulting from a reduction in the initial membership fee for new Business Associates and effective March 2014, the elimination of monthly maintenance fees paid by Business Associates.

SGA expenses were approximately $6.6 million and $8.9 million for the nine months ended June 30, 2014 and 2013, respectively. The decrease was primarily due to approximately: (i) $2.3 million reduction in outside service fees, and (ii) $0.7 million reduction in banking and processing fees as a result of fewer transactions. Details of our SGA expenses are summarized as follows:

	For the nine months ended June 30,
	2014	2013	Change
	(All amounts in $ thousands)

Advertising and marketing costs	$155	$162	$(7)
Depreciation	149	133	16
Outside service fees	1,572	3,863	(2,291)
Payroll costs	3,469	3,068	401
Rent and office expenses	598	508	90
Banking and processing fees	386	1,049	(663)
Foreign exchange	(36)	(171)	135
Travel expenses and others	349	269	80
Total	$6,642	$8,881	$(2,239)

During the nine months ended June 30, 2013 we recorded an impairment charge of approximately $355,000 for obsolescence of certain components of our shopping mall operating system. We were not required to record any impairment charge during the nine months ended June 30, 2014.

Discontinued Operations

Income from discontinued operations was approximately $5.3 million and $3.5 million for the nine months ended June 30, 2014 and 2013, respectively. The increase of approximately $1.8 million was primarily due to: (i) revenues recognized for Credits breakage associated with inactive Business Associates which generated income of approximately $5.3 million for the nine months ended June 30, 2014, as compared to (ii) approximately $10.7 million of Credits used and recognized as net revenues from auctions transactions conducted which generated income of approximately $3.5 million during the nine months ended June 30, 2013.

Foreign Currency Translation Adjustment

The foreign currency translation adjustment for the nine months ended June 30, 2014 and 2013 represented a loss of approximately $0.1 million and $0.4 million, respectively, a decrease of approximately $0.3 million.

Liquidity and Capital Resources

Liquidity

We incurred losses for the period from our inception through September 30, 2012 and we experienced negative net cash flows from operating activities of approximately $11.7 million and $2.0 million for the 2013 fiscal year and nine months ended June 30, 2014, respectively. We continue to require additional financing to meet our working capital and capital expenditures requirement. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon our business plan and pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

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

Cash in Foreign Subsidiaries

The Company has significant operations outside the United States (“US”). As a result, cash generated by and used in the Company's foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of June 30, 2014, the Company held approximately $37,000 of unrestricted and approximately $300,000 of restricted cash in foreign subsidiaries.

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

On October 17, 2014, the Company repaid Mr. Hansen the principal amount of the unsecured loan of $1 million borrowed during fiscal 2013 and approximately $0.9 million for services rendered by related parties which were outstanding as of June 30, 2014.

Repayment of Loan to a Private Lender

On November 14, 2014, the Company fully repaid the loan amount of $500,000 and accrued interest pursuant to an unsecured loan agreement entered with a private lender on May 6, 2014.

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

Off-Balance Sheet Arrangements

At June 30, 2014 and 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

