Form 10-K
period 2014-09-30
DubLi, Inc.
filed 2015-04-15
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014
or

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

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 31, 2014 was $18.1 million.

As of April 8, 2015, 432,204,678 million shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding and 185,000 shares of the registrant’s Preferred Stock, par value $0.01 per share, were outstanding.

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

The operations of DubLi are carried out through the following entities (collectively, the “Operating Subsidiaries”):

●	DUBLICOM LIMITED (“DUBLICOM”), a Cyprus limited company, which operates DubLi’s shopping and entertainment websites, and operated online auctions that were discontinued as of March 28, 2013;
●	DubLi Network Limited (“DubLi Network”), a British Virgin Islands limited company, which operates DubLi’s global network of Business Associates;
●	DubLi Properties, LLC, a Delaware limited liability company, which holds certain rights to real estate in the Cayman Islands;
●	Crown Group Investments Limited, an offshore company incorporated in the Jebel Ali Freezone, Dubai, United Arab Emirates (“UAE”) which holds land in Dubai, U.A.E. as an investment;
●	Dubli Holding Limited, an offshore company incorporated in the Jebel Ali Freezone, Dubai, UAE, as a holding company; and
●	Dubli India Private Limited, a Haryana, India company, which was incorporated on January 2, 2015, operates DubLi’s shopping and entertainment websites and DubLi’s global network of Business Associates in India.

Business Overview

DubLi is a global E-commerce and network marketing company that operates an online shopping portal, www.Dubli.com, through which its customers search for and purchase products offered by various online stores, including consumer products, travel related-products and services. Until March 28, 2013, we also operated online auctions. Neither the Company nor its Business Associates maintain physical inventory of the products sold through the online shopping portal or deliver the products sold. Our online transactions are conducted through DubLi.com websites in Europe, North America, Australia and through a global portal serving the rest of the world. We have expanded our service offerings in India during fiscal 2015. Management intends to further expand our service offerings to South America; however, we cannot provide any assurance that we will be successful in doing so. We have a large network of independent Business Associates that is the primary sales driver for the organization which sells our various E-commerce products, including memberships, advertising and marketing programs.

During fiscal year 2014, our revenues from continuing operations were generated primarily from: (a) our E-commerce program, which was comprised of: (i) our DubLi Shopping Mall, which facilitates purchase transactions by our customers from participating online shops and stores via our online shopping mall, thereby generating commission income for us; (ii) advertising and marketing programs; and (iii) membership subscription packages sold to Business Associates, Partners and customers; and (b) our network marketing program, through the sale of business licenses to our Business Associates and Partners.

The success of our business model is dependent upon our ability to generate sufficient volume of free and paid customer memberships for our DubLi.com site in order to increase the (i) volume of customer purchases through our site and thereby the commission income we earn on these purchases, and (ii) advertising revenue for the site through various sales and marketing initiatives. We can offer no assurances that we will be able to generate the required volume of customer memberships.

E-commerce

Recognizing that E-commerce continues to attract market share from the traditional retail market, DubLi's Management decided to completely re-design its web offerings into a consumer-based E-commerce platform to capitalize on this trend. Our consumer purchasing experience is based on a global entertainment and shopping mall platform that features a travel and lifestyle portal. The redesign is being implemented in multiple phases and has built-in flexibility to adjust to real time market and consumer behavioral data.

DubLi Shopping Mall

We offer our own online DubLi shopping portals (collectively referred to as “Shopping Malls”), that allows customers in each of our geographic markets to search and shop for products offered by various online stores, including consumer products, travel related-products and services. DubLi is not the supplier of these products. Retail sellers of goods and services who join the Shopping Malls as participating merchants agree to pay commission income to us with respect to goods and services purchased through our Shopping Malls at their individual web stores. For all customer purchases that are completed through our Shopping Malls with the respective online store (known as merchant partner in their network), we receive commission income from that online store based on a set percentage of the value of the completed customer purchase transaction or a flat dollar amount for each transaction. We pay a portion of this income collected from the participating merchants to the customer who made the purchase as a “cash back” reward. We also pay a commission to our Business Associate if the customer who made the purchase was obtained by (or has otherwise been assigned to) a Business Associate or his/her organization.

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

The Company’s Global Shopping Mall (“Global Mall”) uses merchants based in the United States and United Kingdom that ship, in the aggregate, to several countries around the world. The Global Mall is hosted in English and the user will make their purchase in either US$ or British Pound Sterling (“GBP”), unless the merchant offers various currency options on its website. When a user enters the Global Mall, the IP (Internet Protocol) address identifies the user’s country of residence so that the web page only displays products and merchants that ship to that user’s country based on a UPC (Unique Product Code) or EAN (European Article Number). The price of the product is normalized from US$ and GBP and presented back to the user in the user’s local currency. The Company believes it is the only Global Mall provider to offer this type of system.

We intend to launch a localized Shopping Mall in every country when we have a sufficiently large number of Business Associates and customer base to support the endeavor.

Our customers must become members of Dulbli.com to take advantage of all of a Shopping Mall’s features. We offer three levels of membership to our customers: Free, Premium and V.I.P. All customers who become members of Dulbli.com and purchase products through a Shopping Mall will earn a cash back reward at the end of each month. The cash back is a percentage of the value of their purchases. The percentage varies based upon each respective retailer from which the customer purchases for the particular month. Customers who purchase the Premium member package or the V.I.P. member package earn a higher percentage of cash back on all purchases made through a Shopping Mall.

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

Business Associates Network

General

Our E-commerce products are distributed through a global network marketing organization comprised of independent contractors that we refer to as Business Associates. Currently, our Business Associates network is operating in 127 countries. Business Associates are incentivized to (1) sell Customer memberships to, and thereby generate purchasing activity for a Shopping Mall and (2) develop a supporting sales organization by soliciting and sponsoring new Business Associates (“Down-line Associates”) that will in turn generate their own customer memberships and purchasing activity. Business Associates earn commissions from:

●	their sales of DubLi’s Shopping Mall Premium and V.I.P. membership to customers;
●	the purchases made through our online Shopping Mall by customers who belong to the subject Business Associate’s organization;
●	their sales of membership subscription packages to Down-line Associates;
●	their sales of advertising and marketing programs to Down-line Associates; and
●	until March 28, 2013 when our auctions program segment was discontinued, the sale of credits, referred to hereinafter as “Credits”), by Down-line Associates sponsored by the subject Business Associate or such Business Associate’s Down-line Associates.

Each Business Associate’s success is dependent on paid customer memberships and online purchasing volumes generated by a customer associated with the Business Associate’s organization and the efforts of his or her Down-line Associates, which is in turn dependent upon the time, effort and commitment a Business Associate puts into his or her business. We believe our continued commitment to develop our product offerings and our online Shopping Malls will enhance our Business Associates’ ability to attract both new customers for our Shopping Mall and new Down-line Associates.

Structure of the Business Associates Network

We require each of our Business Associate to purchase an initial business license from us to begin his/her sales operations of our products and services. Our Business Associates pay a monthly maintenance fee to remain as an active member following the date of their initial membership. The monthly maintenance fee for our Business Associates was discontinued during March 2014. Effective April 2014, our Business Associates were required to purchase our membership subscription products for resale in the form of qualifying vouchers or membership packages for Business Associates or membership packages for DubLi’s customer.

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

The DubLi network program is a multi-level compensation program which gives Business Associates the opportunity to earn commissions based on the net sales made by Business Associates they have recruited and trained in addition to commissions earned on their own sales of our products. This program offers six levels on which commissions can be earned and continues to focus on individual product sales by Business Associates. The six levels under the commission compensation table are as follows: (i) senior vice president, (ii) vice president, (iii) sales director, (iv) team coordinator, (v) team leader and (vi) team member. As each team member moves up the hierarchy, different compensation rates are applied to calculate their commissions earned.

The recruitment of new Business Associates is primarily the responsibility of the existing Business Associate’s own organization of vice presidents, sales directors, team coordinators and team leaders (“Business Associates Organization”). These individuals are independent contractors who are rewarded primarily based on total sales of E-commerce products achieved in their organization. Personal contacts, including recommendations from current Business Associates, webinars and live local area events constitute the primary means of obtaining new Business Associates.

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

Motivation and Training

We believe that personal and professional development, product knowledge, and sales and marketing training are the keys to our Business Associates’ success and therefore we and the Business Associates Organization (collectively the “Team Leaders”) conduct joint meetings and events to support these important objectives. The Team Leaders conduct training sessions on local, regional and global levels to provide product education, and sales and marketing training for the professional development of our Business Associates. Additionally, self-paced online training is available in certain markets, as well as current information about us and our products.

As with any sales force, reward and recognition programs are a significant component in motivating our sales leaders. We invest in regional and worldwide events and promotions to motivate our sales leaders to achieve and exceed sales, recruiting and retention goals.

Advertising and Marketing Programs

We offer advertising and marketing programs for sale to our Business Associates and to Partner program participants. The packages offered to Business Associates and Partner program participants include planned television, telemarketing advertising campaigns and vouchers programs to generate new Shopping Mall customers for our Business Associates and/or Partners. During fiscal 2012 and 2013, we sold three major advertising programs and several marketing programs to Business Associates. Under the terms of these programs, we were required to allocate the new customers obtained to the Business Associates. During fiscal 2013 substantially all the required number of customers was allocated to the Business Associates in accordance with the terms of the programs. Accordingly, we recognized the revenues in respect of the customers allocated in fiscal 2013. During fiscal 2014, we were unable to fulfill the allocation of customers for the balance, and, therefore, we recognized revenues only up to the portion of total customers allocated. We expect to complete the fulfillment of the allocation of customers in fiscal 2015. Revenues for breakage were also recognized during fiscal year 2014 based upon the following criteria – (i) when the Business Associate became inactive for twelve months and redemption was deemed remote, (ii) when the Business Associate accepted an exchange under any replacement program, or (iii) when waivers and releases were obtained from the Business Associate.

There are no third party retailers for DubLi’s various products sold under the advertising and marketing programs. Each product developed by the Company is either sold directly to the end consumer through our website or through our Business Associates network. The Company records revenues on advertising and marketing packages sold to its Business Associates when all the terms and obligations are fulfilled under each package or upon breakage as described above. Our Business Associates earn a commission when they complete any sale of our packages under our advertising and marketing program.

Auctions Program (discontinued operations)

Under the auctions program, the Company sold Credits directly to Business Associates and to end-consumers through our network of Business Associates, or through the Partner program. These Credits were required for participation in our auctions program. On March 28, 2013, the Company discontinued the auctions program, and, accordingly the operating results were reported under discontinued operations. Any unused Credits were recorded as liabilities of discontinued operations. During fiscal 2014, the Credits were recognized as revenues after twelve months of the termination of our auctions program and when the Business Associate became inactive or when we obtained waivers and releases from Business Associates who opted to accept any replacement program.

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

We are subject to foreign and domestic laws regulating the conduct of business on and off the Internet. It is not always clear how existing laws regulating our activities, such as gaming, multi-level marketing, certain intellectual property issues, and distribution controls, apply to online businesses such as ours. The majority of these laws was enacted prior to the advent of the Internet and E-commerce and, as a result, do not contemplate or address the unique issues of the Internet and E-commerce environment. Those laws that do reference the Internet, such as the U.S. Digital Millennium Copyright Act and the European Union’s Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. Furthermore, as our activities and the types of goods and services listed on our websites expand, regulatory agencies or courts may claim or hold that we or our users are subject to licensure or are prohibited from conducting our business in their jurisdiction, either generally or with respect to certain actions (e.g., the sale of real estate, event tickets, cultural goods, boats and automobiles).

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

Shopping Malls

DubLi’s Shopping Malls compete with a variety of companies, operating directly or indirectly in competition for E-commerce based businesses including card based loyalty programs. We attempt to compete with our competition by offering larger cash back rewards and more international offerings.

International Operations

Our international operations are conducted in several countries and territories outside of the United States. The operations are subject to risks inherent in conducting business abroad, including, but not limited to, the risk of adverse currency fluctuations, currency remittance restrictions and unfavorable social, economic and political conditions. See also Item 1A. Risk Factors – “Our ability to conduct business, particularly in international markets, may be affected by political, legal, tax and regulatory risks”; “We are exposed to fluctuations in currency exchange rates and interest rates” and “We face risks associated with our international operations”.

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

Employees

As of September 30, 2014 the Company had 24 full-time employees.

Website Access to Reports

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are, and have been made available throughout 2014 without charge on our investor website (www.dubli-inc.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). We also make available on our website our Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, from Investor Relations, DubLi, Inc., 6750 N. Andrews Ave, Suite 200, Ft Lauderdale, FL 33309 or by sending an email to investorrelations@DubLiCorp.com or by calling (561) 362-2381. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above referenced reports.

Item 1A. Risk Factors

We are dependent upon our ability to raise capital to continue operations

We incurred losses for the period from our inception of our operations through September 30, 2012 and we experienced negative net cash flows from operating activities for fiscal years 2013 and 2014. As a result, our Company had stockholders’ and working capital deficits of approximately $12 million and $13.5 million, respectively, as of September 30, 2014. We financed our operations in part during the year ended September 30, 2014 through (i) borrowings from our President and Chief Executive Officer, Michael Hansen, amounting to approximately $1.5 million; (ii) proceeds from the sale of land in Dubai of approximately $0.8 million; and (iii) an unsecured loan in May 2014 from a private lender of $0.5 million.

Until such time as the cash inflows derived from our operations increase to the amounts necessary to cover our operating and other expenditures, we will remain dependent upon Mr. Hansen for any additional debt and/or equity capital to continue operations. However, we may not be able to obtain this additional capital when needed. We are not currently in compliance with the reporting requirements of Section 13(a) of the Exchange Act, and we will not be able to raise capital through the issuance of debt and/or equity securities to unrelated third parties until we are in compliance with such reporting requirements. Although we intend to become current with respect to our reporting obligations during fiscal 2015, there can be no assurances that we will be able to do so. If we do become current with our reporting requirements and subsequently raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders may experience significant dilution in their ownership percentage of the Company.

Our business model may not generate revenues sufficient to support our operations.

Since the inception of our operations we have not generated sufficient revenues to fund our expenses and other cash outflows. Effective March 2013 we discontinued our online auctions program to focus solely on our DubLi.com business model, and all of our future revenues generation is dependent upon the success of this model which includes our membership subscription packages sold to customers who shop on our shopping malls to generate commission income. DubLi.com is a shopping portal that provides its members with cash back on any purchase of goods and services they make from the online retailers and online travel providers (“Merchants”) that are linked to the DubLi.com site. We offer both free memberships and paid memberships, whereby consumers that pay a subscription fee for Premium and V.I.P. membership receive a higher percentage of cash back reward from each purchase. Retailers and travel providers pay us commission income based on a percentage of each purchase made on their site by a DubLi.com member. Although we market directly to potential members, we rely primarily on our Business Associates network and Partner programs to generate members for our site, and we pay a commission based on customers’ purchases to our Business Associates and Partner program sponsors.

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

If we are not able to significantly increase the membership of our DubLi.com site to generate revenues made through the site and sales of corresponding advertising and marketing programs, we may not be able to sustain our operations.

If we do not improve our internal controls and systems, our business may suffer and the value of our stockholders’ investment may be harmed.

As a public company, we are required to establish and maintain disclosure controls and procedures, and internal control over financial reporting pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires Management to assess annually the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). During the course of our compliance testing, we identified certain material weaknesses in our system of internal controls and inaccuracies or deficiencies in our financial reporting. See Part II, Item 9A of this Form 10-K for further discussion on these identified weaknesses. We are taking remedial measures to correct such control deficiencies and expect to devote significant resources to improving our internal controls. These remedial measures include the measures discussed in Part II, Item 9A of this Form 10-K. We expect to continue to evaluate our controls and make improvements as necessary. However, we cannot be certain that these measures will ensure that our controls will be adequate in the future or that the controls will be effective in preventing fraud or material misstatement. If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, and fraud may be easier to perpetrate on us. Any failures in the effectiveness of our internal controls could have a material adverse effect on our operating results or cause us to fail to meet our reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information which could have a negative effect on our stock price.

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

The primary way we recruit new Business Associates is through a network marketing strategy. The success of a network marketing force is highly dependent upon our ability to offer a commission structure and sales incentive program that enables our Business Associates to recruit and develop other Business Associates to create an organization. To compete with other network marketing organizations, we may be required to increase our cost of revenues and marketing costs through increases in commissions, sales incentives or other features, any of which could adversely impact our future earnings.

We may experience a high rate of turnover among Business Associates, which is a characteristic of the network marketing business. The loss of a significant number of Business Associates for any reason could negatively impact sales and could impair our ability to attract new Business Associates. In addition, the level of confidence of the Business Associates in our ability to perform is an important factor in maintaining and growing our Business Associate network. Adverse publicity or negative financial developments concerning the Company could adversely affect our ability to maintain the confidence of our Business Associates.

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

We believe our ability to effectively compete is contingent upon our ability to impact customer awareness of our service offerings, provide an enjoyable shopping experience and provide customers with an opportunity to purchase merchandise at a potential significant discount to prevailing market prices.

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

Our ability to capitalize on new international markets and to maintain the current level of operations in our existing international markets is exposed to risks associated with our international operations, including:

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

We are also subject to the interpretation and enforcement by governmental agencies of other foreign laws, rules, regulations or policies, including any changes thereto, such as restrictions on trade, import and export license requirements, privacy and data protection laws, and tariffs and taxes, which may require us to adjust our operations in certain markets where we do business. In addition, we face legal and regulatory risks in the United States and, in particular, cannot predict with certainty the outcome of various contingencies or the impact that pending or future legislative and regulatory changes may have on our business in the future. The FTC has proposed business opportunity regulations which may have an effect upon the Company’s method of operating in the US. It is not possible to gauge what any final regulations may provide, their effective date or their impact at this time.

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

Customer complaints, negative publicity or poor customer service, which is fairly common with any network marketing or Internet related business, could severely diminish consumer confidence in and use of our services. If we fail to consistently promote the latest product offerings from the world’s leading manufacturers or service providers, or if there are rumors, articles, reviews or blogs that indicate or suggest that we have failed to consistently promote such offerings, our revenues could decrease. Similarly, measures we take to combat risks of fraud and breaches of privacy and security have the potential to damage relations with our customers or decrease activity on our sites by making our sites more difficult to use or restricting the activities of certain users. Negative publicity about, or negative experiences with, customer support for any of our business models could cause our reputation to suffer or affect consumer confidence in our brand as a whole.

System failures could harm our business.

We have experienced short system failures from time to time, and any interruption in the availability of our web sites will reduce our current revenues and incomes, could harm our future revenues and incomes, and could subject us to regulatory scrutiny. Any unscheduled interruption in our services may result in an immediate, and possibly substantial, loss of revenues. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands.

Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences through worldwide redundant servers, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. Our systems are also subject to hackings, break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. We do not carry business interruption insurance to compensate us for losses that may result from interruptions in our service as a result of system failures.

Any interruptions in Internet service could harm our business.

Our customers rely on access to the Internet to access our products and services. Interference with our offerings or higher charges for access to our offerings, whether paid by us or by our customers, could cause us to lose existing customers, impair our ability to attract new customers, and harm our revenues and growth.

The success of our services also depends largely on the continued availability of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products, for providing reliable Internet access and services. The Internet has experienced significant growth in the numbers of users and amount of traffic, a trend likely to continue. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” malware and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage generally, as well as the level of usage of our services.

We face risks in connection with our relationships with our credit card processors.

We currently have agreements in place with credit card processors in the United States and Europe which process the credit card transactions completed on our websites.  Pursuant to the current terms and conditions of these agreements, the processors are permitted to maintain a certain percentage of reserve or holdback for a certain period on each sale processed by them. Holdbacks are the portion of the revenues from a credit card transaction that is held in reserve by the credit card processor to cover possible disputed charges, chargeback fees, and other expenses. In the event a credit card processor declares bankruptcy, encounters financial difficulties, refuses or fails to honor its contract with us for any reason or ceases operations, there can be no assurance that we would be able to access funds due to us on a timely basis, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, from time to time, these processors may increase the amount that they keep in reserve as holdbacks. Although we are entitled to receive any remaining holdback amount after a designated period of time, any increase in the holdback percentage would result in a delay in our receiving the full proceeds from the sales of our products.  This would adversely affect our cash flows and financial condition.

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

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States, as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not in compliance with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, even in jurisdictions where we believe that our network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

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

As we continue to expand internationally through the expansion of our network marketing model and Shopping Malls, we are increasingly subject to risks of doing business internationally, which include:

●	strong competitors;
●	regulatory requirements including regulation of Internet services, communications, professional selling, distance selling, privacy and data protection, banking and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product changes, require special licensure, subject us to various taxes, penalties or audits, or limit the transfer of information between us and our Business Associates, partners, customers and participating merchants on our Shopping Malls;
●	laws and business practices that favor local competitors or prohibit foreign ownership of certain businesses;
●	difficulties in integrating with local payment providers, including banks, credit and debit card networks, and electronic fund transfer systems or with the local telecommunications infrastructure;
●	differing levels of retail distribution, shipping, communications, and Internet infrastructures;
●	difficulties in staffing and managing foreign operations;
●	difficulties in implementing and maintaining adequate internal controls;
●	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;
●	higher telecommunications and Internet service provider costs;
●	different and more stringent user protection, data protection, privacy and other laws;
●	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;
●	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;
●	volatility in a specific country’s or region’s political, economic or military conditions;
●	challenges associated with maintaining relationships with local law enforcement and related agencies;
●	interrupted or prohibited operations in jurisdictions whereby a potential violation of the Foreign Corrupt Practices Act could occur; and
●	varying intellectual property laws.

Some of these factors may cause our international costs of doing business to exceed our comparable domestic costs. As we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we also could become subject to increased difficulties in monetizing revenues into cash, repatriating money without adverse tax consequences, and risks relating to foreign currency exchange rate fluctuations. The impact of currency exchange rate fluctuations has been discussed in more detail under the caption “We are exposed to fluctuations in currency exchange rates and interest rates,” above.

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

Our future success depends on a large part upon the continued service of key members of our senior Management team. In particular, our President and Chief Executive Officer (“CEO”), Michael Hansen is critical to the overall management of the Company and the development of our business plan, culture and strategic direction. The loss of Mr. Hansen or any of our key personnel could seriously harm our business.

We are significantly influenced by one stockholder who controls a voting majority of our common stock.

As of September 30, 2014, Mr. Hansen holds approximately 79.8 million shares of common stock and 185,000 shares of Super Voting Preferred Stock entitled to 2,000 votes per share, collectively representing approximately 56% of the voting power of the Company’s issued and outstanding voting securities. Accordingly, Mr. Hansen has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders. Although Mr. Hansen owes the Company certain fiduciary duties as an executive officer and a director of the Company, the interests of Mr. Hansen may conflict with, or differ from, the interests of other holders of our common stock. For example, Mr. Hansen could unilaterally decide to replace our existing Board of Directors even if such change was not supported by most of the other stockholders. So long as Mr. Hansen has the power to vote a majority of shares of our voting securities, he will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.

Other factors might inhibit changes in control of the Company

In addition to the items referenced in the preceding paragraph, our Board of Directors has the power or could secure the power (pursuant to a stockholder consent process that Mr. Hansen could control) to issue additional shares of preferred stock which could prevent or discourage a change in control of the Company when it is deemed desirable by beneficial stockholders other than Mr. Hansen. The power to issue additional shares of preferred stock or common stock could, in some situations, have the effect of discouraging and/or rendering more difficult a merger, tender offer, proxy contest or any other attempt to obtain control of the Company.  This may limit the opportunity for stockholders to dispose of their shares at the higher price generally available in takeover attempts or that may be available under a merger proposal.

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

Our registration under the Securities Exchange Act may be revoked and trading in our stock may be suspended

On April 26, 2014, the Company received a letter dated April 15, 2014 (the “Letter”) from the SEC stating that the Company appears not to be in compliance with the reporting requirements of Section 13(a) of the Exchange Act. The Letter stated that the Company may be subject, without further notice, to an administrative proceeding pursuant to Section 12(j) of the Exchange Act to revoke our registration under the Exchange Act if all required reports are not filed within fifteen days of the date of the Letter. Because the Letter was not received by the Company until April 26, 2014, the staff granted the Company until May 12, 2014 to file our delinquent reports. The Letter also stated that the Company’s common stock may be subject to a trading suspension by the SEC pursuant to Section 12(k) of the Exchange Act. The Company is in the process of preparing to draft all of its required reports in order to comply with its reporting requirements under Section 13(a) of the Exchange Act; however, the Company did not meet the required filings by May 12, 2014. The Company submitted a letter to the SEC indicating that it intends to file all delinquent reports and to be current in our reporting obligations during April 2015. However, there can be no assurance that our registration under the Exchange Act will be maintained or that trading in our shares of common stock will not be suspended.

The market price of our common stock is highly volatile.

The market price of our common stock is highly volatile, and this volatility may continue. For instance, during fiscal 2014, the low and high sale price of our common stock, as reported on the markets on which our securities have traded, ranged between $0.06 and $0.35. Numerous factors, many of which are beyond our control, may cause the market price of our shares of common stock to fluctuate significantly. These factors include:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;
●	changes in financial estimates by us or by any securities analysts who might cover our stock;
●	speculation about our business in the press or the investment community;
●	significant developments relating to our relationships with our Business Associates, customers or suppliers;
●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the E-commerce based industry;
●	customer demand for our products;
●	general economic conditions and trends;
●	major catastrophic events;
●	changes in accounting standards, policies, guidance, interpretation or principles;
●	loss of external funding sources;
●	sales of our common stock, including divestments by our directors, officers or significant stockholders; and
●	additions or departures of key personnel.

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

Item 1B. Unresolved Staff Comments

As the Company is not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, the Company is not required to make the disclosures required by this Item.

Item 2. Properties

Land

The Company owns/owned two properties as follows:

(i) A land parcel consisting of 15 lots in the Cayman Islands acquired in March 2010. The investment in the land parcel is intended to provide incentive rewards to the best performing DubLi Business Associates upon attaining certain performance objectives; and

(ii) Two mixed-use parcels of vacant land acquired on August 14, 2012 in Dubai Industrial City, one of the largest planned projects in Dubai, United Arab Emirates. On March 12, 2014, the Company completed the sale of one parcel of vacant land for approximately $0.8 million. On February 9, 2015, the Company entered into a Property Sale Agreement – Memorandum of Understanding (“Sale Agreement”) with an unaffiliated third party for the sale of a second parcel of land in Dubai for approximately $1.25 million. The transaction did not close on or before March 20, 2015 as initially expected. However, Management anticipates that completion of the land sale should occur within ninety days from February 9, 2015 as stipulated in the Sale Agreement. Upon completion, the Company is not expected to realize any significant gain or loss on disposal.

Leases

The Company currently leases its office premises in three locations as follows: (i) in Florida for a two year term expiring December 31, 2015, which renews automatically for another two years if it is not terminated at the end of the initial lease period, (ii) in Oregon for a one year term expiring December 24, 2015, without any renewal option, and (iii) in Colorado on a month to month basis.

Item 3. Legal Proceedings

In the ordinary course of business, the Company and its subsidiaries including its directors and officers may be defendants in or parties to pending or threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants.

During December 2013, the Company vacated its former office premises before the lease agreement expiration date of January 31, 2020. On January 23, 2014, the landlord filed suit against the Company for breach of lease. The complaint did not specify the amount of claimed damages, but instead generally sought all amounts allegedly due and owing under the terms of the lease as well as the landlord’s costs, expenses and reasonable attorney fees. In October 2014, the landlord informed the Company that its former office premises had been rented out to another tenant and provided a claim for the remaining amount due on the lease of $1.7 million. On December 18, 2014, the landlord and the Company entered into a Stipulation of Settlement Agreement for a final settlement sum of $500,000. The Company paid $250,000 during the period January through April 2015. The balance of $250,000 will be paid in five instalments of $50,000 each on or before the 5th day of each subsequent month.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock

Our shares of common stock are currently quoted on the OTCPink under the symbol “DUBL”. Until January 1, 2013, our shares of common stock were quoted on the OTCQB.

The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCQB and OTCPink.

Closing Bid Prices:

Quarter ended	High	Low
December 31, 2012	0.38	0.24
March 31, 2013	0.25	0.12
June 30, 2013	0.22	0.11
September 30, 2013	0.20	0.06
December 31, 2013	0.19	0.07
March 31, 2014	0.10	0.06
June 30, 2014	0.08	0.06
September 30, 2014	0.35	0.06

As of April 8, 2015, the last reported closing price of our shares of common stock quoted on the OTCPink was $0.21 per share. The OTCQB/OTC Pink prices set forth above represent inter-dealer quotations, without adjustment for retail mark-up, mark-down or commission, and may not represent the prices of actual transactions.

Stockholders

At September 30, 2014, there were 3,338 stockholders of record of our common stock.

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

The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

●	our inability to generate enough customers or enough purchasing activity for our Shopping Malls;
●	our inability to establish and maintain a large growing base of Business Associates;

●	our failure to adapt to technological change;
●	increased competition;
●	increased operating costs;
●	changes in legislation applicable to our business;
●	our failure to improve our internal controls;
●	our inability to generate sufficient cash flows from operations or to secure capital to enable us to maintain our current operations or support our intended growth and
●	our failure to maintain registration of shares of our common stock under the Exchange Act.

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

INTRODUCTION

The following discussion and analysis summarizes the significant factors affecting: (i) our consolidated results of operations for the year ended September 30, 2014 compared to the year ended September 30, 2013; and (ii) our financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our consolidated financial statements and notes included elsewhere in this Report.

Overview

DubLi, Inc. has created a framework for attracting and maintaining consumers through an E-commerce based shopping and travel community. The foundation of DubLi is based on technology, that is adaptive to a change in the E-commerce marketplace, a global marketing platform and an expertise in understanding and capitalizing on international economic trends and changing consumer behaviors. The central hub of the DubLi community is DubLi.com; from which all other components of the business model are derived.

DubLi is a global E-commerce and network marketing company that operates an online shopping and travel portal through which our customers search and purchase products offered by various online stores, including consumer products and travel related products and services. Our online transactions are conducted through DubLi.com websites in Europe, North America, Australia and through a global portal serving the rest of the world. We have expanded our service offerings in India during fiscal 2015. Management intends to further expand its service offerings to South America; however, we cannot provide any assurance that we will be successful in doing so. We have a large network of independent Business Associates that sell our various E-commerce products.

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

During the year ended September 30, 2014, our revenues from continuing operations were generated primarily from (a) business license fees paid by Business Associates and partner program participants; (b) membership subscription fees from Business Associates and customers’ Premium and V.I.P. membership packages; (c) commission income from participating online shops and stores affiliated with our online shopping mall arising from the purchase transactions our customers generated; and (d) advertising and marketing programs. Our revenues from discontinued operations for the year ended September 30, 2014 were recognized from Credits breakage associated with inactive Business Associates.

The components of revenues for the year ended September 30, 2014 are summarized as follows:

E-commerce and Memberships:

Business license fees	$2,292,161
Membership subscription fees and commission income	1,704,507
Advertising and marketing programs	358,109
Other	124,067
4,478,844
Discontinued operations	5,601,656
Total revenues	$10,080,500

E-commerce and memberships:

We require each of our Business Associates and partner program participants to purchase an initial business license from us to begin his, her or its sales operations of DubLi’s products. Our Business Associates pay a monthly maintenance fee to remain as an active member following the date of their initial membership. The monthly maintenance fee for our Business Associates was discontinued during March 2014. Our partner program participants continue to pay a monthly maintenance fee to remain as an active member.

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

We believe the factors that influence the success of our products and programs include the following:

●	the appeal of the products and services we market;
●	the number of visits to our sites;
●	customer retention;
●	the number of participating merchants via our online shopping mall;
●	the continued expansion of our network marketing organization;
●	the success of our Business Associates and our contribution to their success;
●	the amounts we pay our Business Associates;
●	the development of new products and services;
●	the development of new advertising and marketing programs; and
●	the development of Partner Programs.

Discontinued operations:

Historically the Company operated auctions program utilizing Credits for each bid in an auction transaction. In October 2012, Management suspended the auctions program, conducted an evaluation and concluded that the Company would derive a greater financial return by focusing on the enhancement of its E-commerce platform and that the operations of the auctions program would be incompatible with the enhanced platform. As a result, in December 2012, the Company notified its Business Associates and retail consumers that all auctions activities would be terminated, effective March 28, 2013. A substantial number of Business Associates used their Credits prior to the termination of the auction program. Credits remaining twelve months after the termination were considered as breakage. During fiscal year 2014, we recognized revenues for Credits breakage associated with inactive Business Associates amounting to approximately $5.6 million.

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

Use of Estimates and Critical Accounting Policies

Management's use of estimates and assumptions

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America required Management to make estimates, judgments and assumptions that affect the reported amounts of the assets and liabilities, disclosure of contingent assets and liabilities, deferred liabilities and accruals for incentive awards at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Examples, though not all-inclusive, of such items include estimates and assumptions for loss contingencies, depreciation or amortization of the economic useful life of an asset, stock-based compensation forfeiture rates, fair values, impairments of investment and other assets, potential outcomes of future tax consequences of events that have been recognized in our consolidated financial statements or tax return, incentive awards and deferred liabilities. We based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates. The following items in our consolidated financial statements required significant estimates and judgments:

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

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment - Subsequent Measurement (“ASC 360”), the Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models.

Revenue recognition

The Company recognizes revenues in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria be met before revenues can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured.  Determination of criteria (iii) and (iv) are based on Management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and cash back to customers, estimated returns and allowances, and other adjustments are recorded in the same period the related revenues are recorded.  The Company defers any revenues that are subject to refund, and, for which the product has not been delivered or the service has not been rendered.

DubLi has a global network marketing organization with Business Associate representatives in many countries throughout the world. The Company offers Business Associates a wide variety of products and services to sell to their customers, many of whom are also recruited to become Business Associates themselves. Business Associates earn commissions on sales of products and services that they sell directly, and earn commissions on “downstream” sales of products and services made by Business Associates that they recruit into the marketing network. The Company also offers various membership packages to customers and a Partner program whereby customers are recruited to shop on our DubLi Shopping Mall.

The Company’s revenue recognition policies for each of its products and services are as follows:

E-commerce and memberships

●

Business license fees - Business Associates pay an initial business license fee and partner program participants (excluding not-for-profit organizations) pay a setup fee for the marketing and training services provided by the Company which enables them to begin their sales operations in selling DubLi’s products and services. The business license fee or partner setup fee is recognized as revenue ratably over twelve months.

Effective March 2014, our Business Associates were no longer required pay a monthly fee to maintain their current membership status which was recorded as revenue in the respective period for which it was paid. Partner program participants continue to pay a monthly maintenance fee which is recorded as revenue in the respective period for which it was paid.

●	Membership subscription fees - (i) Effective April 2014 our Business Associates were required to purchase our membership subscription products for resale in the form of qualifying vouchers or membership packages for Business Associates or membership packages for DubLi’s customer as described under item (ii) below. These membership subscription products have a shelf life of twelve months. Revenue is recognized ratably over a twelve month period when any membership subscription product is activated or immediately upon expiry. Revenue is also recognized for breakage when a reasonable and reliable estimate can be made; and (ii) DubLi customers who purchase a Premium or a V.I.P. membership package pay a monthly or an annual subscription fee, respectively. The monthly subscription fee is recorded as revenue in the respective period for which it was paid and the annual subscription fee is recognized ratably over the subscription period.

●	Commission income - The Company receives varying percentages in commission income earned from merchants participating in its online shopping malls. These commissions are calculated based upon the agreed rates with the participating merchants on all our customers transactions processed through our online mall platform and are recognized on an accrued basis from data obtained from the merchant. A percentage of the commission income is payable in the form of cash back to the customer for all purchase transactions. This cash back amount due to the customer is accrued as a deduction from commission income at the time the commission income is recognized.

●	Advertising and marketing programs - During fiscal year 2012, three advertising programs were introduced and sold to Business Associates which represented a pool of funds that were collected in advance of several planned television and telemarketing advertising campaigns to generate new DubLi.com Shopping Mall customers for our Business Associates and/or Partners. Several marketing packages were also introduced and sold during fiscal year 2013 which were no longer available as of September 2013. Revenues for the respective advertising and marketing programs are recognized at a fixed rate per customer allocated to Business Associates in accordance with the terms and obligations under the programs or upon breakage based upon the following criteria - (i) when the Business Associate became inactive for twelve months and redemption was deemed remote, (ii) when the Business Associate accepted an exchange under any replacement program, or (iii) when waivers and releases were obtained from the Business Associate.

Auctions (Discontinued operations)

Effective March 28, 2013, the Company discontinued its auctions program. Any remaining unused Credits owned by Business Associates following the discontinuance had been reclassified as liabilities of discontinued operations. Credits breakage associated with inactive Business Associates are recognized as revenues after twelve months of the termination of the auctions program or when waivers and releases are obtained from Business Associates who have opted to accept any replacement program.

Prior to March 28, 2013, revenues from the auctions program were recorded on a net basis of (i) bidding Credits used and broken in auctions, (ii) sale of goods and handling fees, and (iii) net auctioned value of gift cards. Net auctioned value of gifts cards was arrived at based upon the auctioned face value of the gift card less its associated cost of the gift card.

Cost of revenues

Cost of revenues are principally commissions based upon each Business Associate's volume of sales, any “Down-line” sales by other Business Associates under the sponsoring Business Associate and purchase transactions through our Shopping Malls made by customers under the sponsoring Business Associate. Commissions due to Business Associates at the time of such transaction are recorded as deferred costs until the corresponding revenues are recognized. Special incentive bonuses are recognized when the Business Associate meets the sales target goals or specific criteria, and are recorded as deferred costs which are then expensed ratably as the corresponding revenues are recognized.

Commissions and other incremental direct costs including credit card processing fees in connection with the auctions program had been fully expensed as of March 2013 and were reported as cost of revenues under discontinued operations.

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

The Company conducts business globally and, as a result, one or more of our subsidiaries file income tax returns in U.S. federal and state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the countries in which each respective company operates. The Company is currently under ongoing tax examinations in several countries. While such examinations are subject to inherent uncertainties, the Company does not currently anticipate that any such examination would have a material adverse impact on its consolidated financial statements.

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

Results of Operations

Consolidated Results

Net loss for the year ended September 30, 2014 was approximately $1.3 million as compared to a net income of approximately $3.8 million for the year ended September 30, 2013. The net loss for 2014 was due to a loss from continuing operations of approximately $6.9 million. Our continuing operations generated income of $1.3 million in 2013. Income of approximately $5.6 million from discontinued operations in 2014 served to partly reduce our loss from continuing operations. Further discussions on the results of continuing operations and discontinued operations are provided in the following paragraphs.

Continuing Operations

Revenues were approximately $4.5 million and $16.8 million for the years ended September 30, 2014 and 2013, respectively. The decrease was primarily due to: (i) revenues of approximately $11.6 million were recognized during fiscal 2013 for customers allocated to Business Associates in satisfaction of the terms of the advertising and marketing programs that were sold in fiscal 2012 as compared to revenues of approximately $0.4 million recognized during fiscal 2014 from breakage associated with Business Associates who were inactive for twelve months and redemption were deemed remote; (ii) a decrease in business license fees of approximately $1.5 million resulting from a reduction in the initial membership fee for new Business Associates and effective March 2014, the elimination of monthly maintenance fees paid by Business Associates; which were set off by (iii) an increase in membership subscription fees of approximately $0.5 million due to the introduction of new membership packages which were required to be purchased for resale by Business Associates effective April 2014. The sale of these subscription packages generated new customers which resulted in increased commission income.

Selling, general and administrative (“SGA”) expenses were approximately $9.0 million and $11.9 million for the years ended September 30, 2014 and 2013, respectively. The decrease was primarily due to reduction in outside service fees of approximately $3.0 million. Details of our SGA expenses are summarized as follows:

	For the Years ended September 30,
	2014	2013	Change
	(All amounts in $ thousands)
Advertising expenses	$155	$162	$(7)
Depreciation	198	182	16
Outside service fees	1,971	4,931	(2,960)
Payroll costs	4,494	4,196	298
Rent and office expenses	872	1,073	(201)
Banking and processing fees	705	1,219	(514)
Foreign exchange	127	(229)	356
Travel expenses and others	519	389	130

Total	$9,041	$11,923	$(2,882)

We were required to record impairment charges during the year ended September 30, 2013 of approximately $2.1 million to reduce the carrying values of our Dubai and Cayman land holdings to their estimated fair values and to reflect the obsolescence of certain components of our shopping mall operating system. We were not required to record any impairment charges for 2014.

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. For the years ended September 30, 2014 and 2013, our reported income tax rate is lower than the US federal statutory rate primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net income or losses for the respective years, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

Discontinued Operations

Net income from discontinued operations was approximately $5.6 million and $2.5 million for the years ended December 31, 2014 and 2013, respectively. The increase of approximately $3.1 million was primarily due to: (i) revenues recognized for Credits breakage associated with inactive Business Associates which generated income of approximately $5.6 million for fiscal 2014, as compared to (ii) approximately $9.8 million of Credits used and recognized as net revenues from auctions transactions conducted which generated income of approximately $2.5 million during fiscal 2013.

Foreign Currency Translation Adjustment

Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. The average rate of the US dollar/€ weakened from $1.312 for fiscal year 2013 to $1.358 for fiscal year 2014 thereby increasing the consolidated net revenues, operating expenses, and loss from continuing operations

The closing exchange rates between the US dollar/€ in effect were $1.27 to 1.00€ at September 30, 2014 and $1.35 to 1.00€ at September 30, 2013. For the year ended September 30, 2014, the foreign currency translation adjustment represented a gain of approximately $0.5 million as compared to a loss of approximately $0.9 million for the year ended September 30, 2013.

Liquidity and Capital Resources

Liquidity

We incurred substantial losses for the period from our inception through September 30, 2012 and we experienced negative net cash flows from our operating activities of approximately $11.7 million and $2.7 million for the fiscal years 2013 and 2014, respectively. We continue to require additional financing to meet our working capital and capital expenditures requirements. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon our business plan and pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

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

Because of constraints on our sources of capital and our liquidity needs, we continued to borrow from Michael Hansen, our President and CEO, during the years ended September 30, 2013 and 2014. Operations during fiscal 2014 were financed in part through (i) borrowings from Mr. Hansen amounting approximately $1.5 million during August 2014 pursuant to an amended and restated revolving loan commitment to fund the Company up to $5 million through December 31, 2015; (ii) the sale of land in Dubai in March 2014 which resulted in net proceeds of $0.8 million; and (iii) an unsecured loan in May 2014 from an unrelated private lender of $0.5 million.

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

On October 17, 2014, the Company fully repaid Mr. Hansen’s loan of $1 million borrowed during fiscal 2013, and on November 14, 2014 fully repaid the private lender for the unsecured loan of $0.5 million.

Cash in Foreign Subsidiaries

The Company has significant operations outside the United States. As a result, cash generated by and used in the Company's foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of September 30, 2014, the Company held $1.5 million of unrestricted and $0.9 million of restricted cash in foreign subsidiaries.

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

Subsequent Events

Repayment of Loan and Services to Related Parties

On October 17, 2014 the Company repaid Mr. Hansen the principal amount of the unsecured loan of $1 million drawn down in fiscal 2013 and approximately $0.6 million for services rendered by related parties which were outstanding as of September 30, 2014.

Repayment of Loan to a Private Lender

On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. The outstanding principal and accrued interest were fully repaid on November 14, 2014.

Lease Settlement

As discussed in Part I Item 3 - Legal Proceedings, on December 18, 2014, the landlord and the Company entered into a Stipulation of Settlement Agreement for a final settlement sum of $500,000. The Company paid $250,000 during the period January through April 2015. The balance of $250,000 will be paid in five instalments of $50,000 each on or before the 5th day of each subsequent month.

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

Off-Balance Sheet Arrangements

At September 30, 2014 and 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the report of Mayer Hoffman McCann P.C. , independent registered public accounting firm, are set forth in Part IV Item 15 - Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K, and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a) Disclosure Controls and Procedures.

Our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures” as defined in Rules 13a-15(b) and 15d-15(b) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s Management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014 and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control over Financial Reporting, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective.

However, corrective actions have been initiated subsequent to September 30, 2014 for each internal control weakness as described below under the section “Changes in Internal Control over Financial Reporting”.

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

Our CEO and CFO assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of September 30, 2014.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - An Integrated Framework (June 2013). Management concluded that, as of September 30, 2014, our internal control over financial reporting was not effective because of the material weaknesses as described below:

Control environment - we did not maintain an effective control environment. The control environment, which is the responsibility of Senior Management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each control environment weakness also contributed to the material weakness discussed below. Our control environment was ineffective because of the following material weaknesses:

(a)	We did not maintain an effective anti-fraud program designed to identify and manage fraud relating to (i) an effective whistle-blower program or other comparable mechanism; and (ii) an ongoing program to identify and manage fraud risks;
(b)	We did not have formalized job descriptions and performance appraisals, and as a result our employees may not have a clear understanding of their responsibilities to facilitate proper internal control over information technology (“IT”) and financial reporting; and
(c)	We relied extensively on outside service providers, most of which did not provide a Type II SSAE16 report on their internal controls.

The control environment material weaknesses described above contributed to the material weaknesses related to our monitoring of internal control over financial reporting, and, period end financial closing, as follows:

(a)	Our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed or not formalized;
(b)	We did not maintain an effective internal control monitoring function due to insufficient policies and procedures to effectively communicate and determine the adequacy of our internal control over IT and financial reporting for monitoring ongoing effectiveness thereof; and
(c)	We did not maintain formal cash flow forecasts and business plans, to guide respective employees in critical decision-making processes; and
(d)

We did not maintain procedures and effective controls over the preparation, review and approval of account reconciliations and application programming interfaces with third parties or our own systems.

As a result of the Company’s material weaknesses, material adjustments were required to be recorded to the Company’s consolidated financial statements for the year ended September 30, 2014 during the performance of the audit of those statements..

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over IT and financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s report in this Report.

Changes in Internal Control over Financial Reporting

To address the identified material weakness discussed above, we have taken the following measures as described under remediation plans below.

Remediation Plans

During the year ended September 30, 2014, we:-

(1)	Engaged an internal audit firm to assist with control assessment and remediation;
(2)	Hired a new Corporate Controller and additional qualified and experienced finance department personnel to enhance period end financial close and reporting; and
(3)	Commenced a reorganization of our finance, accounting and other support staff to improve work flow and enhance internal controls;

Subsequent to September 30, 2014, we:-

(4)	Hired a Director of Compliance to evaluate and implement corrective action on our material weaknesses; and
(5)	Hired a Vice President of Information Technology to oversee and implement proper internal control over IT and our business operating systems.

In addition, we have improved or are in the process of improving our internal controls as follows:

Control Environment

(a)	We have implemented a whistle-blower program and are in the process of implementing other programs to identify and manage fraud risks;

(b)	Formalized job descriptions have been developed for all finance and accounting personnel that specifically: (i) identify required financial reporting roles, responsibilities, and necessary competencies; and (ii) clarify responsibilities for maintaining our internal controls over financial information; and

(c)	We have increased the utilization of the features and controls provided in our Enterprise Resource Planning (“ERP”) system and reduce the use of spreadsheets.

Monitoring of internal control over financial reporting, and, period end financial closing

(a)	We continue to review and improve our policies and procedures with respect to the review, supervision and monitoring of our accounting operations;
(b)	We are completing a risk assessment process in order to improve our monitoring function in conjunction with our ERP system; and

(c)	We are developing forecasts and plans by which our Management can measure achievement against formalized benchmarks.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Board of Directors

Pursuant to our Bylaws, the size of our Board may range from one to 15 directors.  Our Board is currently comprised of four directors. Our directors are elected annually and serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. The ages of our directors are provided as of February 28, 2015.

Name	Age	Position

Blas Garcia Moros	53	Chairman of the Board and Director
Michael Hansen	45	President, Chief Executive Officer and Director
Lester Rosenkrantz	74	Director
David W. Sasnett	58	Director

Executive Officers

Set forth below are the names and ages of our executive officers. The ages of our executive officers are provided as of February 28, 2015.

Name	Age	Position

Michael Hansen	45	President, Chief Executive Officer and Director
Eric Nelson	58	Chief Financial Officer
Andreas Kusche	44	General Counsel and Secretary
Betina Dupont Sorensen	43	Chief Marketing Officer

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

Mr. Moros was selected to serve as Chairman and a member of our Board because of his business technology experience.

Michael Hansen served as President and Chief Executive Officer of the Company since October 2009 and a director since September 20, 2010. Mr. Hansen originally founded the DubLi group of companies and served as the President and Chief Executive Officer of the pre-merger DubLi companies from inception in 2003 until the Merger in October 2009.  Mr. Hansen started his career in 1989 as a developer at the Danfoss A/S, a Denmark-based producer of components and solutions for refrigeration, air conditioning and heating.  In the early 1990’s, he worked at The LEGO Group as technical designer and was responsible for world development and designs.  From 1996 to 1999, Mr. Hansen was the owner of a chain of restaurants in Denmark. From 1999 to 2003, Mr. Hansen was a self-employed consultant to a number of companies in the financial and telecommunication industries, assisting these companies to build successful marketing organizations.  Mr. Hansen earned a degree in Mechanical Engineering from Teknisk Skole in Denmark in 1989. Mr. Hansen shares the same household as Ms. Betina Dupont Sorensen, and they have an adult child together.

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

Mr. Sasnett was selected to serve as a member of our Board because of his accounting, financial and public company experience.

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

Mr. Nelson started his career with the May Department Stores, where he held several financial and operational positions. He specializes in operational and financial leadership, turnarounds, mergers & acquisitions, raising capital and CEO, CEE and CFO mentoring in public as well as private companies. Mr. Nelson earned a BS in business administration from Portland State University and has taken advanced business training from UCLA’s Anderson School of Management, Wharton, Purdue, Northwestern and Loyola. Mr. Nelson is a Certified Director in NASDAQ, a Certified Turnaround Professional, a Certified Mergers and Acquisitions Advisor and a Certified Financial and Valuation Modeler.

Andreas Kusche has served as General Counsel of the Company since October 2009 and as a director of the Company from March 2010 to March 2011.  From September 2007 until the Merger in October 2009, Mr. Kusche serve as head of legal services of DubLi and our related predecessor Internet auctions entities.  From September 2004 through August 2007, Mr. Kusche practiced law in Germany, both as a sole practitioner and, from January 2007 through May 2007, at the Härting law firm in Berlin, focusing primarily on tax law and media law.  Prior to joining the Company, Mr. Kusche launched the German film production service company “Screenart” in 2000 and served as the company’s Head of Financial & Legal Department until August 2004.  From 2001 to 2002, Mr. Kusche worked as a consultant to an international film fund.  Mr. Kusche studied at Humboldt University in Berlin, as well as at the University of Alicante in Spain obtaining his law degree in 2004 from Humboldt University.

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

Board Leadership Structure and Risk Management

Mr. Hansen currently serves as our principal executive officer and Mr. Moros serves as the Chairman of the Board of Directors. The Board does not have a policy as to whether the positions of Chairman and the principal executive officer should be held by the same or different person.  Our Board believes our current leadership structure is appropriate because authority, responsibility, and oversight are allocated between Management and the members of our Board. It does this by giving primary responsibility for the operational leadership and strategic direction of the Company to our principal executive officer, while enabling the Chairman to facilitate the Board’s oversight of Management, promote communication between Management and the Board, and support the Board’s consideration of key governance matters.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Exchange Act. To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended September 30, 2014, our officers, directors and significant stockholders have filed the appropriate forms under Section 16(a) of the Exchange Act, except for one late Form 4 for each of Mr. Hansen, Ms. Sorensen and Mr. Kusche, all of which have been filed by the time of filing of this Report. Additionally, K Foundation, which beneficially owns 10.6% of our outstanding common stock, has not filed any forms under Section 16(a) of the Exchange Act.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that applies to all of our employees, officers and directors. A copy of our Code of Ethics is publicly available on our website at www.irdublicorp.com/governance.cfm.

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

Audit Committee Financial Expert

Currently, David Sasnett, Lester Rosenkrantz and Blas Moros serve on our Audit and Finance Committee. The Board has determined that both Messrs. Sasnett and Rosenkrantz qualify as an “audit committee financial expert,” as defined under the rules of the SEC. The Board has also determined that the members of the Audit and Finance Committee are qualified to serve on the committee and have the experience and knowledge to perform the duties required of the committee.

Executive Employment Agreements

Michael Hansen

On February 27, 2013, Mr. Hansen executed an employment agreement with the Company for an initial term of five years, renewable for each successive one year period. Under the employment agreement, Mr. Hansen is paid an annual base salary of $420,000 and is due a severance payment of six months of base salary in the event that he is terminated without cause. In addition, we may pay additional salary from time to time, and award bonuses in cash, stock or stock options or other property and services to Mr. Hansen. Mr. Hansen will be restricted from competing with the Company during the course of his employment and for a period of one year after his employment has been terminated.

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

Name and Principal				Stock	Option	Non-Equity Incentive Plan	All Other Compensation
Position	Year	Salary	Bonus	Awards	Awards	Compensation	(1)	Total

Michael Hansen*	2014	$420,000	$-	$-	$-	$-	$9,300	$429,300
President & CEO	2013	420,000	-	-	-	-	9,300	429,300

Eric Nelson**	2014	225,000	45,000	-	-	-	-	270,000
CFO	2013	132,981	-	-	-	-	-	132,981

Andreas Kusche	2014	180,000	36,000	-	-	-	-	216,000
General Counsel	2013	180,000	-	-	-	-	-	180,000

Betina Dupont Sorenson	2014	180,000	36,000	-	-	-	-	216,000
Chief Marketing Officer	2013	180,000	3,000	-	-	-	-	183,000

* Member of the Board of Directors

**Eric Nelson was appointed CFO on February 26, 2013

(1) All other compensation consists of a mobile telephone allowance and a paid insurance policy for Michael Hansen.

Grants of Plan-Based Awards

There were no plan-based awards granted to the Company’s named executive officers that were outstanding at September 30, 2014.

Option Exercised and Stock Vested

There were no stock options exercised by, and no equity awards vested to our Named Executive Officers during fiscal 2014.

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

See Item 10. Directors, Executive Officers, and Corporate Governance - Executive Employment Agreements of this Annual Report on Form 10-K for a more complete discussion of our employment agreements with our executive officers.

Compensation of Directors

The following table shows the compensation paid to directors during fiscal year 2014:

	Fees Earned or	Stock	Option
Director*	Paid in Cash	Awards	Awards	Total
Blas Garcia Moros (1)	$102,000	$-	$-	$102,000
Lester Rosenkrantz (2)	72,000	-	-	72,000
David W. Sasnett (2)	72,000	-	-	72,000

*Mr. Hansen receives no additional compensation for serving as a director or serving on committees of the Board or for special assignments.

(1) Mr. Moros was entitled to a monthly fee of $8,000 from October 2013 to March 2014 and thereafter $5,000 monthly, and an additional fee of $24,000.

(2) Messrs. Rosenkrantz and Sasnett were entitled to a monthly fee of $5,000 each from October 2013 to March 2014 and thereafter $3,000 monthly, and an additional fee of $24,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth additional information as of September 30, 2014 concerning shares of our common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plan.  The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and other rights and the number of shares remaining available for future grants excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

	Number of Securities to be Issued upon	Weighted Average Exercise	Number of Securities Remaining Available for Issuance under Equity Compensation Plans (excluding
	Exercise of	Price of	Securities
	Outstanding	Outstanding	Reflected
Plan Category	Options	Options	in Column (a)

Equity compensation plans not approved by security holders	4,366,191	$0.20	6,498,871

2010 Omnibus Equity Compensation Plan

The Company’s 2010 Omnibus Equity Compensation Plan (the “Plan”) was approved on September 30, 2010 by Michael Hansen, who was the Company’s majority stockholder at the time. A proxy statement or an information statement has not yet been submitted to all of the Company’s stockholders for approval. The Plan’s potential participants include board members, executives, employees, and certain consultants and advisers of the Company. The Plan has been implemented in order to attract, incentivize and retain highly qualified individuals and keep the Company competitive with other companies with respect to executive compensation. Awards under the Plan may be made to participants in the form of (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Plan and the law. A total of 50 million shares of common stock have been reserved for issuance under the Plan. Of this amount, as of September 30, 2014, options to purchase approximately 4.4 million shares have been granted and approximately 3.7 million of those were fully vested and approximately 0.7 million remain unvested.

Security Ownership of Directors, Executive Officers and Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2015 by (i) each person or entity known by us to beneficially own more than 5% of our common stock, (ii) each director, (iii) each executive officer for whom compensation information is given in the Summary Compensation Table, and (iv) all directors and executive officers as a group. Except as otherwise indicated, and subject to any interests of the reporting person’s spouse, we believe that the beneficial owners of common stock listed below, based on information furnished by such owners including Forms 3, 4 and Schedule 13D filed with the SEC, have sole voting and investment power with respect to such shares.

As of February 28, 2015 we had 432,204,678 shares of common stock outstanding.

		Amount and Nature of Beneficial	Percentage of
		Ownership	Class Owned
Name of Beneficial Owner		(1)	(%)
Common stock:
Michael Hansen	(2)	79,778,537	18.5
Andreas Kusche	(3)	5,016,834	1.2
Betina Dupont Sorensen	(4)	5,000,000	1.2
Eric Nelson	(5)	116,786	0.0
Blas Moros	(6)	2,000,000	0.5
Lester Rosenkrantz	(7)	1,430,000	0.3

Officers and Directors as a group (6 persons)		93,342,157	21.7
Joseph Saouma		41,933,409	9.7
K Foundation		45,900,000	10.6
Sleiman Chamoun		23,400,003	5.4

Total Affiliates		204,575,569	47.4

Preferred stock:
Michael Hansen	(8)	185,000	100.0

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of options and warrants and upon conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days from the date hereof have been exercised or converted.
(2)	Mr. Hansen disclaims a pecuniary interest in shares of common stock held by Ms. Sorensen or their adult child. As a member of Ms. Sorensen’s household, Mr. Hansen may be deemed to have a pecuniary interest in any shares held by Ms. Sorensen or their adult child. Mr. Hansen’s address is The Palm Jumeirah, P.O. Box 283612, Dubai, U.A.E.
(3)	Mr. Kusche’s address is P.O. Box 888210 Dubai, U.A.E.
(4)	Ms. Sorensen disclaims a pecuniary interest in any other shares of common stock, including those shares of common stock held by Mr. Hansen and their adult child. As a member of Mr. Hansen’s household, Ms. Sorensen may be deemed to have a pecuniary interest in any shares held by Mr. Hansen or their adult children. Ms. Sorensen’s address is The Palm Jumeirah, P.O. Box 283612, Dubai, U.A.E.
(5)	Mr. Nelson’s address is 6750 N. Andrews Ave, Suite 200, Ft Lauderdale, FL 33309.
(6)	Mr. Moros’ address is 8775 Twin Lake Drive, Boca Raton, FL 33496.
(7)	Mr. Rosenkrantz’s address is 1801 South Flagler Drive, Apt. 1703, West Palm Beach, FL 33401.
(8)	Consists of 185,000 shares of “Super Voting Preferred Stock” which is entitled to 2,000 votes per share. Each share of preferred stock is convertible into one share of common stock upon the earlier of a “Change in Control Transaction” approved by the stockholders of the Company or a transfer of any such share of preferred stock or August 17, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

Other than the employment agreements and compensation paid to our directors, and the revolving loan facility provided by our CEO, there were no transactions recorded with related parties between October 1, 2013 and September 30, 2014. For a discussion of our employment agreements, see Item 10. Directors, Executive Officers and Corporate Governance, compensation paid to our directors, see Item 11. Executive Compensation and for a discussion of the revolving loan facility provided by our CEO, see Note 7 to Consolidated Financial Statements.

Director Independence

Our Board of Directors comprises our CEO who is employed by the Company and three members, Messrs. Moros, Rosenkrantz and Sasnett who have been determined by our Board of Directors to be “independent directors” within the meaning of The NASDAQ Stock Market LLC corporate governance rules and the regulations under the Exchange Act, including such rules as are applicable to audit committees.

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

Fees of the Independent Registered Public Accounting Firm

The following table shows the aggregate fees billed to the Company by our independent registered public accounting firms for services rendered during the years ended September 30, 2014 and 2013.

	2014	2013
Audit fees (1)	$263,000	$190,000
Tax fees	-	-
All other fees	-	-

Total fees	$263,000	$190,000

(1) Includes fees associated with the fiscal year audit, reviews of the Company’s quarterly reports on Form 10-Q, and other securities filings. For 2014, the amount included $175,000 for fiscal 2014 year end audit and quarterly reports review which have been contracted.

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

EXHIBIT INDEX

Item No	Exhibit Description
2.1	Agreement for Share Exchange dated as of February 3, 2003, by and among Clamshell Enterprises, Inc. and Shutterport, Inc (incorporated by reference to Exhibit 2.2 included in our Current Report on Form 8-K filed on March 4, 2003).
2.2	Agreement and Plan of Merger dated August 10, 2009 among DubLi, Inc., DubLi Merger Sub, and CG Holdings Ltd. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on August 14, 2009).
2.3	Amended and Restated Plan of Merger (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on September 30, 2009.
3.1	Articles of Incorporation dated June 4, 1999 (incorporated by reference to Exhibit 3.1(a) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.2	Certificate of Amendment to Articles of Incorporation dated February 14, 2001 (incorporated by reference to Exhibit 3.1(b) included in our Registration Statement on Form 10-SB filed on May 6, 2001).
3.3	Article of Amendment to Articles of Incorporation dated May 22, 2003 (incorporated by reference to Exhibit 3.1 included in our Information Statement on Schedule 14C filed on April 22, 2003).
3.4	Certificate of Designation filed October 16, 2009 (incorporated by reference to Exhibit 3.3 included in our Current Report on Form 8-K filed on October 23, 2009).
3.5	Amendment to Certificate of Designation dated December 30, 2009 (incorporated by reference to Exhibit 4.1 included in our Current Report on Form 8-K filed on December 30, 2009).
3.6	Certificate of Amendment to Certificate of Designation dated May 24, 2010 (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-Q filed on May 24, 2010).
3.7	Certificate of Designation filed August 20, 2012 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on August 21, 2012).
3.8	Certificate of Amendment to Articles of Incorporation dated September 25, 2012 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on September 27, 2012).
3.9	Bylaws (incorporated by reference to Exhibit 3(ii) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.10	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 included in our Current Report on Form 8-K filed on October 23, 2009).
4.1	2010 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.2 included in our Registration Statement on Form S-8 filed on September 30, 2010).
10.1	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Andreas Kusche (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on October 23, 2009).†

Item No	Exhibit Description
10.2	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Betina Dupont Sørensen (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on October 23, 2009).†
10.3	Office Lease dated as of December 01, 2009 by and between 485 Properties, LLC and the Company.*
10.4	Voting Agreement dated as of March 3, 2009 between Michael Hansen and Michel Saouma.*
10.5	Employment Agreement, dated as of February 26, 2013, between DubLi, Inc. and Eric Nelson (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on February 28, 2013).†
10.6	Employment Agreement, dated as of February 27, 2013, between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 1.01 included in our Current Report on Form 8-K filed on March 5, 2013).†
10.7	Loan Agreement dated April 23, 2013 between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 23, 2013).
10.8	Purchase Agreement dated June 19, 2013 among DubLi, Inc. and Michael Hansen, Andreas Kusche, Eric Nelson, Thomas Sikora and Rick Daglio. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on June 21, 2013).
10.9	Amendment to the Purchase Agreement (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on November 21, 2013).
10.10	Land Parcel Sale Agreement, dated as of December 27, 2013, between Crown Group Investments Limited and Elite Star Engineering Limited (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 28, 2014).
10.11	Amendment to Land Parcel Sale Agreement, dated February 16, 2014 (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on April 28, 2014).
10.12	Amendment to Land Parcel Sale Agreement, dated February 26, 2014 (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on April 28, 2014).
10.13	Second Land Parcel Sale Agreement, dated as of December 27, 2013, between Crown Group Investments Limited and Mr. Varun Sudhir Marodia (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on April 28, 2014).
10.14	Loan Agreement dated May 6, 2014 between DubLi, Inc. and Sleiman Chamoun. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on May 9, 2014).
10.15	Promissory Note dated August 11, 2014 between DubLi, Inc. and Michael Hansen. (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 28, 2014).
10.16	Amended and Restated Promissory Note dated August 27, 2014 between DubLi, Inc. and Michael Hansen. (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 28, 2014).
14	Code of Business Conduct and Ethics dated January 2, 2004 (incorporated by reference to Exhibit 14.1 included in our Current Report on Form 8-K filed on November 6, 2012).
21.1	Subsidiaries.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*   Filed herewith.

†   Indicates management contract or compensatory plan.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

DubLi, Inc.

Ft Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of DubLi, Inc. and subsidiaries (the “Company”) as of September 30, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended September 30, 2014. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of DubLi, Inc. and subsidiaries as of September 30, 2014 and 2013 and the consolidated results of their operations, comprehensive income (loss) and their cash flows for each of the years in the two year period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

Boca Raton, Florida

April 14, 2015

DubLi, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2014	2013

ASSETS
Current assets
Cash and cash equivalents	$2,111,812	$131,422
Restricted cash	904,465	385,040
Other receivables and prepaid expenses	441,153	134,063
Deferred costs	3,387,549	1,087,564
Land held for sale	1,225,269	812,537

Total current assets	8,070,248	2,550,626
Property and equipment, net	1,442,708	2,849,390
Other assets	45,045	95,477

TOTAL ASSETS	$9,558,001	$5,495,493

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Accounts payable	$1,916,297	$1,522,182
Amounts payable to Business Associates	1,820,905	1,668,931
Customer deposits	1,054,190	618,296
Other payables and accrued liabilities	2,383,661	1,555,437
Note payable	500,000	-
Amounts due to related parties	6,438,948	2,765,316
Unearned subscriptions fees	6,141,882	1,502,184
Unearned advertising	1,052,845	1,492,997
Liabilities of discontinued operations	652,419	6,401,821

TOTAL LIABILITIES	21,961,147	17,527,164

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
25 million shares authorized, $0.01 par value, 185,000 shares issued and outstanding	1,850	1,850
Common stock
500 million shares authorized, $0.001 par value, 432.2 million and 430.6 million shares issued and outstanding, respectively	432,204	430,593
Additional paid-in-capital	25,115,841	24,649,646
Accumulated other comprehensive loss	(353,051)	(855,179)
Accumulated deficit	(37,599,990)	(36,258,581)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(12,403,146)	(12,031,671)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,558,001	$5,495,493

See accompanying notes to consolidated financial statements

DubLi, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended September 30,
	2014		2013
Revenues:
Business license fees		$2,292,161	$3,844,324
Membership subscription fees and commission income		1,704,507	1,275,343
Advertising and marketing programs		358,109	11,645,381
Other		124,067	63,142

		4,478,844	16,828,190
Cost of revenues		2,343,653	1,575,036

Gross income		2,135,191	15,253,154
Selling, general and administrative expenses		9,041,195	11,922,611
Land and software impairment charges		-	2,054,796

Income (loss) from operations		(6,906,004)	1,275,747
Interest expense		37,061	8,541

Income (loss) before income taxes		(6,943,065)	1,267,206
Income taxes		-	-

Income (loss) from continuing operations		(6,943,065)	1,267,206
Income from discontinued operations, net of taxes		5,601,656	2,546,931

Net income (loss)		$(1,341,409)	$3,814,137

Earnings (loss) per share
Basic:
Continuing operations		$(0.02)	$0.00
Discontinued operations		$0.01	$0.01

Diluted:
Continuing operations	$	N/A	$0.00
Discontinued operations	$	N/A	$0.01

Weighted average shares outstanding
Basic		432,192,421	418,406,518
Diluted		432,192,421	423,180,961

See accompanying notes to consolidated financial statements

F-3

DubLi, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	For the years ended September 30,
	2014	2013

Net income (loss)	$(1,341,409)	$3,814,137
Foreign currency translation adjustment	502,128	(931,565)

Comprehensive income (loss)	$(839,281)	$2,882,572

See accompanying notes to consolidated financial statements

DubLi, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

						Accumulated
	Preferred stock		Common stock		Additional	other		Total
	Shares	Par	Shares	Par	paid-in	comprehensive	Accumulated	equity
	outstanding	value	outstanding	value	capital	income (loss)	deficit	(deficit)
Balance, September 30, 2012	185,000	$1,850	408,513,205	$408,513	$20,970,205	$76,386	$(40,072,718)	$(18,615,764)
Stock based compensation	-	-	2,000,000	2,000	640,762	-	-	642,762
Common stock issuances for bonus incentives	-	-	6,060,606	6,060	593,940	-	-	600,000
Common stock issuances for services	-	-	316,786	317	78,612	-	-	78,929
Options exercised	-	-	2,278,064	2,278	291,457	-	-	293,735
Private placements	-	-	11,424,906	11,425	2,074,670	-	-	2,086,095
Foreign currency translation adjustment	-	-	-	-	-	(931,565)	-	(931,565)
Net income	-	-	-	-	-	-	3,814,137	3,814,137

Balance, September 30, 2013	185,000	1,850	430,593,567	430,593	24,649,646	(855,179)	(36,258,581)	(12,031,671)

Stock based compensation	-	-	-	-	272,806	-	-	272,806
Common stock issuance for bonus incentive	-	-	1,111,111	1,111	98,889	-	-	100,000
Common stock issuance for services	-	-	500,000	500	94,500	-	-	95,000
Foreign currency translation adjustment	-	-	-	-	-	502,128	-	502,128
Net loss	-	-	-	-	-	-	(1,341,409)	(1,341,409)

Balance, September 30, 2014	185,000	$1,850	432,204,678	$432,204	$25,115,841	$(353,051)	$(37,599,990)	$(12,403,146)

See accompanying notes to consolidated financial statements

DubLi, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended September 30,
	2014	2013
Cash flows from operating activities:
Income (loss) from continuing operations	$(6,943,065)	$1,267,206
Adjustments to reconcile income (loss) to net cash flows from operating activities:
Depreciation and amortization	198,428	182,255
Land and software impairment charges	-	2,054,796
Stock based compensation	272,806	642,762
Common stock issuances for bonus incentives	100,000	600,000
Common stock issuances for services	95,000	78,929
Changes in operating assets and liabilities:
Restricted cash	(519,424)	5,294,303
Other receivables and prepaid expenses	(307,090)	257,839
Deferred costs	(2,299,985)	(1,087,564)
Other assets	50,432	-
Accounts payable	394,110	560,690
Amounts payable to Business Associates	151,974	(10,915,104)
Customer deposits	435,894	(2,209,879)
Other payables and accrued liabilities	828,225	204,089
Amounts due to related parties – services rendered	816,898	555,316
Unearned subscription fees	4,639,698	(423,862)
Unearned advertising	(440,152)	(6,587,238)

Net cash flows from continuing operations	(2,526,251)	(9,525,462)

Income from discontinued operations	5,601,656	2,546,931
Net change in asset and liabilities of discontinued operations	(5,749,402)	(4,745,683)

Net cash flows from discontinued operations	(147,746)	(2,198,752)

Net cash flows from operating activities	(2,673,997)	(11,724,214)

Cash flows from investing activities:
Purchases of equipment and software	(14,060)	(464,288)
Proceeds from sale of land	812,537	-

Net cash flows from investing activities	798,477	(464,288)

Cash flows from financing activities:
Proceeds from notes payable and advances – related party	2,856,735	2,210,000
Proceeds from note payable	500,000	-
Proceeds from preferred stock issuance	-	70,300
Proceeds from common stock issuances	-	2,086,095
Proceeds from stock options exercised	-	293,735

Net cash flows from financing activities	3,356,735	4,660,130

Effect of exchange rate changes	499,175	(928,667)

Net change in cash and cash equivalents	1,980,390	(8,457,039)
Cash and cash equivalents, beginning of year	131,422	8,588,461

Cash and cash equivalents, end of year	$2,111,812	$131,422

Supplemental cash flow information:
Cash paid for interest	$37,061	$8,541
Cash paid for income taxes	-	-

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

Our President and Chief Executive Officer, Michael Hansen has a direct ownership of approximately 79.8 million shares of our common stock and 185,000 shares of our Super Voting Preferred Stock as of September 30, 2014. As a result, Mr. Hansen had the power to cast approximately 56% of the combined votes that can be cast by our common stockholders. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company, the size and membership of the Board of Directors, and all other corporate actions.

Liquidity

The Company incurred operating losses for the period since its incorporation through September 30, 2012, and experienced negative net cash flows from its operating activities of approximately $11.7 million and $2.7 million for the 2013 and 2014 fiscal years, respectively. As a result, the Company had stockholders’ and working capital deficits of approximately $12.4 million and $13.9 million, respectively, as of September 30, 2014.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and includes the accounts of DubLi, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements, in conformity with US GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results may differ from these estimates.

Reclassifications of Prior Period Amounts

Certain prior period amounts in the consolidated financial statements and notes thereto, have been reclassified to conform to current period’s presentation. However, total assets, total liabilities, revenues and net income were not changed as a result of those reclassifications.

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

Foreign Currency

Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at year-end exchange rates for assets and liabilities and historical exchange rates during the year for income and expense accounts. The resulting translation adjustments are recorded within other comprehensive income or loss. Intercompany transaction gains or losses at each period end arising from subsequent measurement of balances for which settlement is not planned or anticipated in the foreseeable future are included as translation adjustments and recorded within other comprehensive income or loss. Financial statements of subsidiaries operating in highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in current earnings. Loss resulting from foreign currency transactions for the year ended September 30, 2014 of approximately $127,000 and a gain of approximately $229,000 for the year ended September 30, 2013, respectively, have been recorded in selling, general and administrative expenses. The Company has no subsidiaries operating in highly inflationary economies.

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

The Company maintains its cash in bank deposit accounts in the United States, Cyprus and United Arab Emirates, which at times may exceed the federally insured limits in those countries. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Revenue Recognition

The Company recognizes revenues in accordance with ASC 605, Revenue Recognition which requires that four basic criteria be met before revenues can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on Management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and cash back to customers, estimated returns and allowances, and other adjustments are recorded in the same period the related revenues are recorded. The Company defers any revenues that are subject to refund, and, for which the product has not been delivered or the service has not been rendered.

DubLi has a global network marketing organization with Business Associate representatives in many countries throughout the world. The Company offers Business Associates a wide variety of products and services to sell to their customers, many of whom are also recruited to become Business Associates themselves. Business Associates earn commissions on sales of products and services that they sell directly, and earn commissions on “downstream” sales of products and services made by Business Associates that they recruit into the marketing network. The Company also offers various membership packages to customers and a Partner program whereby customers are recruited who shop on our DubLi Shopping Mall.

The Company’s revenue recognition policies for each of its products and services are as follows:

E-commerce and memberships

●

Business license fees - Business Associates pay an initial business license fee and partner program participants (excluding not-for-profit organizations) pay a setup fee for the marketing and training services provided by the Company which enables them to begin their sales operations in selling DubLi’s products and services. The business license fee or partner setup fee is recognized as revenue ratably over twelve months.

Effective March 2014, our Business Associates were no longer required pay a monthly fee to maintain their current membership status which was recorded as revenue in the respective period for which it was paid. Partner program participants continue to pay a monthly maintenance fee which is recorded as revenue in the respective period for which it was paid.

●

Membership subscription fees - (i) Effective April 2014 our Business Associates were required to purchase our membership subscription products for resale in the form of qualifying vouchers or membership packages for Business Associates or membership packages for DubLi’s customer as described under item (ii) below. These membership subscription products have a shelf life of twelve months. Revenue is recognized ratably over a twelve month period when any membership subscription product is activated or immediately upon expiry. Revenue is also recognized for breakage when a reasonable and reliable estimate can be made; and (ii) DubLi customers who purchase a Premium or a V.I.P. membership package pay a monthly or an annual subscription fee, respectively. The monthly subscription fee is recorded as revenue in the respective period for which it was paid and the annual subscription fee is recognized ratably over the subscription period.

●	Commission income - The Company receives varying percentages in commission income earned from merchants participating in its online shopping malls. These commissions are calculated based upon the agreed rates with the participating merchants on all our customers transactions processed through our online mall platform and are recognized on an accrual basis from data obtained from the merchant. A percentage of the commission income is payable, in the form of cash back, to the customer for all purchase transactions. This cash back amount due the customer is accrued as a deduction from commission income at the time the commission income is recognized.

●	Advertising and marketing - During fiscal year 2012, three advertising programs were introduced and sold to Business Associates which represented a pool of funds that were collected in advance of several planned television and telemarketing advertising campaigns to generate new DubLi.com Shopping Mall customers for our Business Associates and/or Partners. Several marketing packages were also introduced and sold during fiscal year 2013 which were no longer available as of September 2013. Revenues for the respective advertising and marketing programs are recognized at a fixed rate per customer allocated to Business Associates in accordance with the terms and obligations under the programs or upon breakage based upon the following criteria - (i) when the Business Associate became inactive for twelve months and redemption was deemed remote, (ii) when the Business Associate accepted an exchange under any replacement program, or (iii) when waivers and releases were obtained from the Business Associate.

Auctions (Discontinued operations)

Effective March 28, 2013, the Company discontinued its auctions program. Any remaining unused Credits owned by Business Associates following the discontinuance had been reclassified as a liability of discontinued operations. Credits breakage associated with inactive Business Associates are recognized as revenues after twelve months of the termination of the auctions program or when waivers and releases are obtained from Business Associates who have opted to accept any replacement program.

Prior to March 28, 2013, revenues from the auctions program were recorded on a net basis of (i) bidding Credits used and broken in auctions, (ii) sale of goods and handling fees, and (iii) net auctioned value of gift cards. Net auctioned value of gifts cards was arrived at based upon the auctioned face value of the gift card less its associated cost of the gift card.

Cost of Revenues

Cost of revenues are principally commissions based upon each Business Associate's volume of sales, any “Down-line” sales by other Business Associates under the sponsoring Business Associate, and purchase transactions through our Shopping Malls made by customers under the sponsoring Business Associate. Commissions due to Business Associates at the time of such transaction are recorded as deferred costs until the corresponding revenues are recognized. Special incentive bonuses are recognized when the Business Associate meets the sales target goals or specific criteria, and are recorded as deferred costs which are then expensed ratably as the corresponding revenues are recognized.

Commissions and other incremental direct costs including credit card processing fees in connection with the auctions program had been fully expensed as of March 28, 2013 and reported as cost of revenues under discontinued operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with advertising expenses, stock compensation, staff payroll costs, outside services, bank transaction fees, and other general administrative costs.

Comprehensive Income (loss)

Comprehensive income (loss) is net earnings or loss after tax plus certain items that are recorded directly to stockholders’ equity. Other than foreign currency translation adjustments, the Company has no other comprehensive income (loss) components.

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

The Company conducts business globally and, as a result, one or more of our subsidiaries file income tax returns in U.S. federal and state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the countries in which each respective company operates. The Company is currently under ongoing tax examinations in several countries. While such examinations are subject to inherent uncertainties, the Company does not currently anticipate that any such examination would have a material adverse impact on its consolidated financial statements.

Earnings (loss) per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated statements of operations. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common stock outstanding during the year using the treasury stock method and any convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

For the year ended September 30, 2014, potential dilutive securities, which consisted of outstanding stock options and other compensation arrangements not included in dilutive weighted average shares amounted to approximately 0.3 million. For the year ended September 30, 2013, dilutive securities amounting to approximately 4.8 million included in the dilutive weighted average shares, consisted of outstanding stock options and other compensation arrangements.

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

Segment Policy

The Company derives its revenues from the E-Commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and Auctions segment (reported as discontinued operations). Management also evaluates its performance on the segments as a whole and in each of four major geographic regions as described in Note 14 - Segment Information.

3. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. Amounts of restricted cash held, by type of currency were as follows:

	September 30,
	2014	2013
Euro	$206,312	$216,123
Australian Dollar	77,563	10,548
United States Dollar	620,590	158,369
Total	$904,465	$385,040

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

During the year ended September 30, 2013, Management determined, based upon the offer price of the property sale agreements, that the Company’s carrying values exceeded the fair value of the two parcels of land. As a result, the Company recorded an impairment charge of approximately $1.5 million to reduce the carrying value of the land to its fair value.

Subsequently on February 9, 2015, the Company entered into a Property Sale Agreement – Memorandum of Understanding (“Sale Agreement”) for the sale of the Second Parcel with an unaffiliated third party for approximately $1.25 million. The transaction did not close on or before March 20, 2015 as initially expected. However, Management anticipates that completion of the land sale should occur within ninety days from February 9, 2015 as stipulated in the Sale Agreement. Upon completion, the Company is not expected to realize any significant gain or loss on disposal. Accordingly, the Second Parcel was reclassified as Land Held for Sale from Property and Equipment – land held for investment in the consolidated financial statements.

6. Property and Equipment

Property and equipment comprised the following:

	September 30,
	2014	2013
Land:
Held for investment	$-	$2,114,412
Held for sales incentives	3,562,500	3,562,500
Less: Valuation allowance	(2,687,752)	(3,576,895)
	874,748	2,100,017

Computers and equipment	308,004	303,511
Computer software	690,565	690,565
Furniture and fixtures	102,805	93,237
	1,101,374	1,087,313
Accumulated depreciation	(533,414)	(337,940)
	567,960	749,373

	$1,442,708	$2,849,390

Land Held for Sales Incentives

The Company acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of September 30, 2014, the land value of approximately $0.9 million included the contract price and land filled cost of approximately $3.6 million less a valuation allowance of approximately $2.7 million that was based on Management’s evaluation of the estimated fair value.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Business Associates upon attaining certain performance objectives.

Depreciation

Depreciation expense was $198,428 and $182,255, for the years ended September 30, 2014 and 2013, respectively. During the year ended September 30, 2013, the Company recorded a software impairment charge of approximately $0.4 million due to obsolescence of certain components of our shopping mall operating system.

7. Amounts Due to Related Parties

Amounts due to related parties comprised the following:

	September 30,
	2014	2013
Unsecured notes payable to Mr. Hansen	$2,500,000	$1,000,000
Amounts due for advances by Mr. Hansen	2,566,735	1,210,000
Amounts due for services rendered	1,372,213	555,316
	$6,438,948	$2,765,316

During August 2014, the Company entered into an amended and restated revolving loan agreement with Michael Hansen to fund the Company up to $5 million through December 31, 2015 at an interest of 6% per annum. Subsequently, the Company drew down $1.5 million under the revolving loan and has $3.5 million in available funds for the cash flow needs of the Company.

On April 23, 2013, the Company entered into a loan agreement with Mr. Hansen, for an unsecured loan of up to $1 million at an interest rate of 3% per annum beginning May 1, 2013 which was fully drawn down during fiscal 2013. On October 17, 2014, the Company repaid the principal amount of $1 million with cash generated from current operations.

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

9. Discontinued Operations

Effective March 28, 2013, the Company discontinued its auctions program. As a result, the operating results for the auctions program have been reclassified as income from discontinued operations in the consolidated statements of operations as follows:

	For the years ended September 30,
	2014	2013
Revenues:
Bidding Credits used in auctions	$-	$22,390,910
Bidding Credits broken in auctions	-	3,075,312
Credits breakage recognized	5,601,656	-
Gross revenues	5,601,656	25,466,222
Sale of goods and handling fees	-	1,668,897
Auctioned value of gift cards	-	706,913,874
Less: Cost of gift cards auctioned	-	(724,264,261)
Net auctioned value of gift cards	-	(15,681,490)
Net revenues	5,601,656	9,784,732

Cost of revenues:
Commissions paid on sales of Credits	-	7,174,715
Cost of goods sold at auctions	-	63,086
Total cost of revenues	-	7,237,801

Income from discontinued operations	5,601,656	2,546,931
Income taxes	-	-
Income from discontinued operations, net of taxes	$5,601,656	$2,546,931

Included in Liabilities of discontinued operations at September 30, 2014 and 2013 are unused Credits of approximately $0.7 million and $6.4 million, respectively. All the costs associated with unused Credits following the termination of the auctions have been fully expensed as of the effective date of the termination. Credits breakage associated with inactive Business Associates are recognized as revenues after twelve months or when waivers and releases are obtained from Business Associates who have opted to accept any replacement program.

10. Income Taxes

The provision (benefit) for income taxes comprised the following:

	For the years ended September 30,
	2014	2013
Income (loss) from continuing operations before income taxes:
United States	$(876,048)	$(1,023,840)
Foreign	(6,067,017)	2,291,046
	$(6,943,065)	$1,267,206

Current tax expense (benefit):
Federal	$-	$-
Foreign	-	-
	-	-

Deferred tax expense (benefit):
Federal	-	-
Foreign	-	-
	$-	$-

The tax effect of significant items comprising our net deferred tax assets as of September 30, 2014 and 2013 are as follows:

	For the years ended September 30,
	2014	2013
Deferred tax assets:
Stock Options	$333,322	$333,322
Federal and state net operating loss carry forwards	1,532,648	1,321,844
Foreign net operating loss carry forwards	1,386,980	1,254,854
Land impairment	1,011,401	71,873
Other	100,786	94,647
Gross deferred tax assets	4,365,137	3,076,540
Less: Valuation allowance	(4,353,169)	(3,060,200)
Net deferred tax assets	11,968	16,340
Deferred tax liabilities	(11,968)	(16,340)
Net deferred taxes	$-	$-

At September 30, 2014, the Company had approximately $4.2 million of net operating loss carry forwards for US federal income tax purposes that will expire beginning in 2019.  Due to Internal Revenue Code Section 382 limitations related to the change in ownership of the Company, the utilization of pre-acquisition net operating losses is limited on an annual basis.  The Company had approximately $14.1 million of foreign net operating loss carry forwards at September 30, 2014 in Cyprus that will expire in 2019.

In assessing the ability to realize the deferred tax assets, Management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the period in which these temporary differences become deductible.  In making this assessment, Management considered the projected future taxable income, and prudent and feasible tax planning strategies.  As of September 30, 2014 and 2013, valuation allowances of approximately $4.4 million and $3.1 million have been recorded, respectively. The valuation allowance has been established to reduce deferred income tax assets, principally domestic and foreign tax loss carryforwards to amounts more likely than not to be realized. Consequently the change in the Company’s valuation allowance of approximately $1.3 million was primarily due to an increase in Federal and state net operating loss, and land impairment.

A reconciliation of US statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective tax rate for the years ended September 30 is as follows:

	2014	2013
Statutory rate	34%	34%
Federal minimum taxes	-	-
Permanent difference	-	-
Effect of foreign earnings	(17)	(42)
Change in valuation allowance	(64)	9
State tax effect, net of federal benefit	-	-
Effect of land impairment charge	42	-
Other	5	(1)
Statutory rate	-%	-%

The Company operates as a US corporation with foreign subsidiaries. As a result, the Company's expected statutory rate is 34 percent and would apply to its foreign earnings if such amounts were earned in the US. The Company's foreign earnings were derived principally in Cyprus, which has a tax rate of 10 percent, and in the British Virgin Islands, which does not assess a corporate income tax on earnings. As a result, the Company's effective rate was reduced significantly by the effect of the utilization of the Company’s foreign earnings, change in valuation allowance and effect of land impairment charge.

Under ASC 740 an entity may only recognize or continue to recognize tax positions that meet a more likely than not threshold.  In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions.  The Company assesses its income tax positions and records tax benefits for all years subject to examination based on Management's evaluation of the facts, circumstances and information available at the reporting date.  For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.  For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company's consolidated financial statements.  Management believes that the Company has not taken any material tax positions that would be deemed to be uncertain, therefore the Company has not established a liability for uncertain tax positions for the years ended September 30, 2014 and 2013. As of September 30, 2014, the tax years beginning from year ended September 30, 2011 through year ended September 30, 2014 were determined to be open for purposes of the Company’s ASC 740 analysis.

11. Commitments and Contingencies

Employment agreements

The Company has employment agreements with certain officers, which extend from 24 to 60 months, and are renewable for successive one year terms. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements as of September 30, 2014 are as follows:

September 2015	$825,000
September 2016	645,000
September 2017	645,000
September 2018	268,750
Total	$2,383,750

Leases

The Company leases its office premises located in Florida for a two year term which renews automatically for another two years if it is not terminated at the end of the initial lease period. Future minimum payments under the lease as of September 30, 2014 is as follows:

September 2015	$137,000
September 2016	34,000
Total	$171,000

12. Stockholders’ Equity

Preferred stock

The pertinent rights and privileges of each share of the Super Voting Preferred Stock (“Preferred Stock”) are as follows:

(i)	each share shall not be entitled to receive any dividends;
(ii)	each share shall participate pari passu with the common stock of the Company in the proceeds available to the Company's stockholders upon the liquidation, dissolution, or winding up of the Company;

(iii)	each share shall be mandatorily converted into one share of common stock upon the earlier of (i) the consummation of a “Change in Control Transaction” (as defined in the Company’s Articles of Incorporation) or any sale, assignment, transfer, conveyance, hypothecation or other transfer or disposition of such shares and (ii) August 17, 2017; and
(iv)	each share of Preferred Stock is entitled 2,000 votes of common stock held at the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company or action by written consent in lieu of meetings with respect to any and all matters presented to the stockholders of the Company. Each holder of Preferred Stock shall vote together with the holders of common stock, as a single class, except (a) as provided by Nevada Statutes and (b) with regard to the amendment, alteration or repeal of the preferences, rights, powers or other terms with the written consent of the majority of holders of Preferred Stock.

Common stock

During the year ended September 30, 2014, the Company entered into transactions which required the issuance of approximately 1.6 million shares of its common stock as described in items (c) and (d) below. These 1.6 million shares were included in the Company’s basic and diluted weighted average shares computation for the year ended September 30, 2014.

As of September 30, 2014, a total of approximately 3.6 million shares were committed for issuance and reflected as issued on the books of the Company, but stock certificates were not issued due to certain administrative and documentation requirements. The shares of common stock were in respect of the following: (a) the receipt of cash proceeds from an investor for $6,000, or $0.10 per share, (b) the receipt of cash proceeds totaling approximately $294,000 from the exercise of stock options at a price of $0.15 per share, (c) the issuance of a stock award pursuant to a consulting agreement valued at $95,000 or $0.19 per share, and (d) the payment of bonus incentive for $100,000 or $0.09 per share. Certificates for these shares committed for issuance are expected to be issued during fiscal year 2015.

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

The fair value of stock options awards was estimated using the Black-Scholes options-pricing model, with the following assumptions:

	Years ended September 30,
	2014	2013
Dividend yield	$-	$-
Expected volatility	121%	174%
Risk free interest rate	1.13%	0.84%
Expected life	4.6 years	7.7 years

During the years ended September 30, 2014 and 2013, we recognized $272,806 and $642,762, respectively, of employee stock option compensation. The unamortized stock option compensation expense at September 30, 2014 and 2013 were approximately $79,000 and $985,000, respectively, and are expected to be recognized over a period of 1.8 and 3.9 years, respectively.

The following summarizes the stock option activity for the years ended September 30, 2014 and 2013:

	2014		2013
	Number of	Weighted average	Number of	Weighted average
	shares	exercise price	shares	exercise price
Outstanding at beginning of year	10,083,100	$0.16	15,435,970	$0.22
Granted	1,025,628	0.09	7,171,241	0.12
Exercised	-	-	(2,482,163)	0.14
Forfeited	(6,742,537)	0.13	(10,041,948)	0.22

Outstanding at end of year	4,366,191	$0.20	10,083,100	$0.16

Exercisable	3,699,523	$0.22	2,731,297	$0.24

The following summarizes information about stock options outstanding and exercisable at September 30, 2014:

		Options Outstanding		Options Exercisable
		Weighted average
Exercise	Number	remaining contract	Weighted average	Number	Weighted average
price range	outstanding	in years	exercise price	exercisable	exercise price

$0.00-0.10	1,000,000	9.4	$0.09	333,332	$0.09
0.11-0.20	1,358,450	6.8	0.13	1,358,450	0.13
0.21-0.30	1,456,050	6.7	0.28	1,456,050	0.28
0.31-0.40	551,691	2.3	0.35	551,691	0.35

	4,366,191	6.8	$0.20	3,699,523	$0.22

The following table summarizes information about shares of restricted stock awards activity under the Plan for the years ended September 30, 2014 and 2013:

Balance outstanding, October 1, 2012	1,000,000
Granted	1,000,000
Vested	(2,000,000)
Forfeited	-
Balance outstanding, September 30, 2013	-
Granted	500,000
Vested	(500,000)
Forfeited	-
Balance outstanding, September 30, 2014	-

During the year ended September 30, 2014, the Company granted a restricted stock award for 500,000 shares to a consultant under the Plan which vested immediately. The shares of common stock committed for issuance were included in the Company’s basic and diluted weighted average shares computation for the year ended September 30, 2014.

14. Segment Information

The Company divides its product and service lines into two segments: (1) E-Commerce and Memberships segment which includes business license fees, membership subscription fees and commission income, and, advertising and marketing programs; and (2) Auctions segment (reported as discontinued operations).

	For the years ended September 30,
	2014	2013
E-commerce and memberships
Revenues	$4,478,844	$16,828,190
Cost of revenues	2,343,653	1,575,036
Gross income from continuing operations	$2,135,191	$15,253,154

Discontinued operations (auctions)
Revenues	$5,601,656	$9,784,732
Cost of revenues	-	7,237,801
Income from discontinued operations, net of taxes	$5,601,656	$2,546,931

The total revenues recorded in our four geographic regions are summarized as follows:

	For the years ended September 30,
	2014	2013
Revenues:
European Union	$3,370,841	$11,512,246
North America	5,568,767	4,110,226
Australia	362,859	427,140
Global	778,033	10,563,310
	$10,080,500	$26,612,922

Represented by revenues from:
Continuing operations	$4,478,844	$16,828,190
Discontinued operations	5,601,656	9,784,732
	$10,080,500	$26,612,922

15. Subsequent Events

Repayment of Loan and Services to Related Parties

On October 17, 2014, and as discussed in Note 7 - Amounts Due to Related Parties, the Company repaid Mr. Hansen the principal amount of the unsecured loan of $1 million and approximately $0.6 million for services rendered by related parties.

Repayment of Loan to a Private Lender

On November 14, 2014, and as discussed in Note 8 – Note Payable, the Company fully repaid the loan amount of $500,000 and accrued interest pursuant to an unsecured loan agreement entered with a private lender on May 6, 2014.

Lease Settlement

On December 18, 2014, the Company entered into a Stipulation of Settlement Agreement with a former landlord for a final lease settlement sum of $500,000. The amount was fully expensed in selling, general and administrative expenses during the year ended September 30, 2014.

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

April 15, 2015

DUBLI, INC

	By:	/s/ MICHAEL HANSEN
Michael Hansen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2015.

Signatures	Title

/s/ BLAS GARCIA MOROS	Chairman of the Board and Director
Blas Garcia Moros

/s/ MICHAEL HANSEN	President, Chief Executive Officer and Director
Michael Hansen	(Principal Executive Officer)

/s/ ERIC NELSON	Chief Financial Officer (Principal Financial Officer and
Eric Nelson	Principal Accounting Officer)

/s/ LESTER ROSENKRANTZ	Director
Lester Rosenkrantz

/s/ DAVID W. SASNETT	Director
David W. Sasnett

40