Form 10-Q
period 2014-12-31
DubLi, Inc.
filed 2015-04-15
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014,

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DubLi, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2014	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,792,411	$2,111,812
Restricted cash	1,825,061	904,465
Other receivables and prepaid expenses	668,328	441,153
Deferred costs	7,446,652	3,387,549
Land held for sale	1,225,269	1,225,269

Total current assets	13,957,721	8,070,248
Property and equipment, net	1,405,048	1,442,708
Other assets	52,909	45,045

TOTAL ASSETS	$15,415,678	$9,558,001

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Accounts payable	$1,882,926	$1,916,297
Amounts payable to Business Associates	2,274,640	1,820,905
Customer deposits	998,998	1,054,190
Other payables and accrued liabilities	2,451,972	2,383,661
Note payable	-	500,000
Amounts due to related parties	5,173,787	6,438,948
Unearned subscription fees	15,112,649	6,141,882
Unearned advertising	201,883	1,052,845
Liabilities of discontinued operations	383,986	652,419

TOTAL LIABILITIES	28,480,841	21,961,147

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
25 million shares authorized, $0.01 par value, 185,000 shares issued and outstanding	1,850	1,850
Common stock
500 million shares authorized, $0.001 par value, 432.2 million shares issued and outstanding	432,204	432,204
Additional paid-in-capital	25,146,111	25,115,841
Accumulated other comprehensive income (loss)	98,564	(353,051)
Accumulated deficit	(38,743,892)	(37,599,990)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(13,065,163)	(12,403,146)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$15,415,678	$9,558,001

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,
	2014	2013

Revenues:
Business license fees	$1,014,275	$749,029
Membership subscription fees and commission fees	2,897,240	276,009
Advertising and marketing programs	828,720	-
Other	5,894	172,161
	4,746,129	1,197,199
Cost of revenues	2,795,814	309,580

Gross income	1,950,315	887,619
Selling, general and administrative expenses	3,303,219	2,760,247

Loss from operations	(1,352,904)	(1,872,628)
Interest expense	39,889	4,917

Loss before income taxes	(1,392,793)	(1,877,545)
Income taxes	-	-

Loss from continuing operations	(1,392,793)	(1,877,545)
Income from discontinued operations, net of taxes	248,891	3,206,474

Net income (loss)	$(1,143,902)	$1,328,929

Earnings (loss) per share
Basic and diluted:
Continuing operations	$0.00	$0.00
Discontinued operations	0.00	0.01

Weighted average shares outstanding
Basic and diluted	432,204,678	432,156,443

See accompanying notes to condensed consolidated financial statements (unaudited).

4

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended December 31,
	2014	2013

Net income (loss)	$(1,143,902)	$1,328,929
Foreign currency translation adjustment	451,615	(186,857)

Comprehensive income (loss)	$(692,287)	$1,142,072

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Loss from continuing operations	$(1,392,793)	$(1,877,545)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	48,152	49,627
Stock based compensation	30,229	298,534
Changes in operating assets and liabilities:
Restricted cash	(920,595)	16,412
Other receivables and prepaid expenses	(227,174)	(116,453)
Deferred costs	(4,059,103)	(234,631)
Other assets	(7,864)	53,992
Accounts payable	(33,371)	409,421
Amounts payable to Business Associates	453,735	(624,467)
Customer deposits	(55,192)	111,202
Other payables and accrued liabilities	68,311	27,017
Amounts due to related parties – services rendered	(265,162)	395,489
Unearned subscription fees	8,970,767	398,238
Unearned advertising	(850,962)	27,067
Long term payable	-	500,000

Net cash flows from continuing operations	1,758,978	(565,557)

Income (loss) from discontinued operations	248,891	3,206,474
Net change in liabilities of discontinued operations	(268,433)	(3,277,050)

Operating cash flows from discontinued operations	(19,542)	(70,576)

Net cash flows from operating activities	1,739,436	(636,133)

Cash flows from investing activities:
Purchases of equipment and software	(15,582)	(7,557)

Net cash flows from investing activities	(15,582)	(7,557)

Cash flows from financing activities:
Repayment of note payable – related party	(1,000,000)	-
Repayment of note payable	(500,000)	-
Proceeds from note payable and advances – related party	-	700,816

Net cash flows from financing activities	(1,500,000)	700,816

Effect of exchange rate changes	456,745	(186,262)

Net change in cash and cash equivalents	680,599	(129,136)
Cash and cash equivalents, beginning of period	2,111,812	131,422

Cash and cash equivalents, end of period	$2,792,411	$2,286

Supplemental cash flow information:
Cash paid for interest	$39,889	$4,917
Cash paid for income taxes	-	-

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

Our President and Chief Executive Officer, Michael Hansen has a direct ownership of approximately 79.8 million shares of our common stock and 185,000 shares of our Super Voting Preferred Stock as of December 31, 2014. As a result, Mr. Hansen had the power to cast approximately 56% of the combined votes that could be cast by our common stockholders. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company, the size and membership of the Board of Directors, and all other corporate actions.

Liquidity

The Company has accumulated losses since its incorporation through December 31, 2014 of approximately $38.7 million. As a result, the Company had stockholders’ and working capital deficits of approximately $13.1 million and $14.5 million, respectively, as of December 31, 2014.

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

Because of constraints on our sources of capital and our liquidity needs, we continued to borrow from Michael Hansen, our President and CEO. As of December 31, 2014, we owed Mr. Hansen a total of approximately $4.1 million in loans and advances. Mr. Hansen has also provided a revolving loan commitment to fund the Company up to $5 million through December 31, 2015 of which $3.5 million remains available.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of Management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for this interim period are not necessarily indicative of the operating results for future periods, including the fiscal year ending September 30, 2015.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed financial statements pursuant to SEC rules and regulations, although the Company believes that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014.

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

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-01, Income Statement -Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU is part of the FASB’s initiative to reduce complexity in accounting standards. This ASU eliminates from US GAAP the concept of extraordinary items, which were previously required to be segregated from the results of ordinary operations and shown separately in the income statement, net of tax, after income from continuing operations. Entities were also required to disclose applicable income taxes for the extraordinary item and either present or disclose earnings-per-share data applicable to the extraordinary item. Items which are considered both unusual and infrequent will now be presented separately within income from continuing operations in the income statement or disclosed in notes to the financial statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Companies may apply the ASU prospectively, or may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

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

Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing the income (loss) attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The potential impact of all common stock equivalents were excluded from the number of shares outstanding used for purposes of computing net loss per share as the impact of such equivalents was anti-dilutive due to the loss from continuing operations. Potential dilutive securities, which consisted of outstanding stock options and other compensation arrangements not included in dilutive weighted average shares for the three months ended December 31, 2014 and 2013 were approximately 1.4 million and 678,000, respectively.

Segment Policy

The Company derives its revenues from the E-Commerce and Memberships segment which includes business license fees, subscription fees, commission income, and, advertising and marketing programs; and Auctions segment (reported as discontinued operations) as described in Note 12 - Segment Information.

3. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. Amounts of restricted cash held, by type of currency were as follows:

	December 31,	September 30,
	2014	2014
Euro	$231,966	$206,312
Australian Dollar	74,771	77,563
United States Dollar	1,518,324	620,590
Total	$1,825,061	$904,465

4. Deferred Costs

Deferred costs represent commission costs which are directly related to: (i) unearned subscription fees which are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled. Deferred costs expensed are included in cost of revenues.

5. Land Held for Sale

	December 31,	September 30,
	2014	2014
Cost	$2,114,412	$2,114,412
Less: Valuation allowance	889,143	889,143
	$1,225,269	$1,225,269

On August 14, 2012, the Company acquired two mixed-use parcels of vacant land in Dubai, United Arab Emirates at a fair value of approximately $3.5 million. During fiscal 2013, the carrying value of approximately $3.5 million exceeded its revised fair value and as a result the carrying value was reduced to its new fair value of approximately $2 million. On March 12, 2014, the Company disposed of the first parcel of land for a cash consideration which equaled to its carrying value of approximately $0.8 million. Upon completion of the sale of the first parcel, the cost of the second parcel was recorded at approximately $2.1 million less a valuation allowance of approximately $0.9 million.

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

6. Property and Equipment

Property and equipment comprised the following:

	December 31,	September 30,
	2014	2014
Land:
Held for sales incentives	$3,562,500	$3,562,500
Less: Valuation allowance	(2,687,752)	(2,687,752)
	874,748	874,748
Computers and equipment	322,007	308,004
Computer software	690,565	690,565
Furniture and fixtures	98,484	102,805
	1,111,056	1,101,374
Accumulated depreciation	(580,756)	(533,414)
	530,300	567,960

Total	$1,405,048	$1,442,708

Land Held for Sales Incentives

The Company acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of December 31, 2014, the land value of approximately $0.9 million consisted of the contract price and land filled cost of approximately $3.6 million less a valuation allowance of approximately $2.7 million that was based on Management’s evaluation of the estimated fair value.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Business Associates upon attaining certain performance objectives.

Depreciation

Depreciation expense was $48,152 and $49,627, for the three months ended December 31, 2014 and 2013, respectively.

7. Amounts Due to Related Parties

Amounts due to related parties comprised the following:

	December 31,	September 30,
	2014	2014
Unsecured notes payable to Mr. Hansen	$1,500,000	$2,500,000
Amounts due for advances by Mr. Hansen	2,566,735	2,566,735
Amounts due for services rendered	1,107,052	1,372,213
	$5,173,787	$6,438,948

The unsecured note payable to Mr. Hansen amounting to $1.5 million will mature on December 31, 2015 and carry an interest of 6% per annum. On October 17, 2014, the Company repaid the principal amount of $1 million borrowed during fiscal 2013.

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

During the three months ended December 31, 2014 and 2013, revenues recognized from Credits breakage amounted to approximately $0.2 million and $3.2 million, respectively. All the costs associated with the Credits have been fully expensed as of the effective date of the termination. As a result, the Company recorded income from discontinued operations, net of taxes of approximately $0.2 million and $3.2 million for the three months ended December 31, 2014 and 2013, respectively.

Included in Liabilities of discontinued operations at December 31, 2014 and September 30, 2014 are unused Credits of approximately $0.4 million and $0.7 million, respectively.

9. Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. For the three months ended December 31, 2014 and 2013, our reported income tax rate was lower than the US federal statutory rate primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net losses for the periods, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

10. Stockholders’ Equity

Common Stock

As of December 31, 2014, a total of approximately 3.6 million shares were committed for issuance and reflected as issued on the books of the Company, but stock certificates were not issued due to certain administrative and documentation requirements. The shares of common stock were in respect of the following: (a) the receipt of cash proceeds from an investor for $6,000, or $0.10 per share, (b) the receipt of cash proceeds totaling approximately $294,000 for the exercise of stock options at a price of $0.15 per share, (c) stock award issued pursuant to a consulting agreement for $95,000 or $0.19 per share, and (d) payment of bonus incentive for $100,000 or $0.09 per share. Certificates for these shares committed for issuance are expected to be issued during fiscal year 2015.

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

Stock based compensation expense for the three months ended December 31, 2014 and 2013 amounted to $30,229 and $298,534, respectively. Unamortized stock option compensation expense at December 31, 2014 was approximately $49,000 and is expected to be recognized over a period of 1.8 years.

12. Segment Information

The Company divides its product and service lines into two segments: (1) E-Commerce and Memberships segment which includes business license fees, subscription fees, commission income, and, advertising and marketing programs; and (2) Auctions segment (reported as discontinued operations).

	Three Months Ended
	December 31,
	2014	2013
E-Commerce and memberships
Revenues	$4,746,129	$1,197,199
Cost of revenues	2,795,814	309,580
Gross income from continuing operations	$1,950,315	$887,619

Discontinued operations
Revenues	$248,891	$3,206,474
Cost of revenues	-	-
Income from discontinued operations, net of taxes	$248,891	$3,206,474

The total revenues recorded in our four geographic regions are summarized as follows:

	Three Months Ended
	December 31,
	2014	2013
Revenues:
European Union	$1,603,523	$1,438,958
North America	2,360,029	2,237,167
Australia	244,320	158,225
Global	787,148	569,323
	$4,995,020	$4,403,673
Represented by revenues from:
Continuing operations	$4,746,129	$1,197,199
Discontinued operations	248,891	3,206,474
	$4,995,020	$4,403,673

13. Subsequent Events

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

For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of our Annual Report on Form 10-K for the year ended September 30, 2014: Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Report. We do not undertake to update any forward-looking statement, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our condensed consolidated results of operations for the three months ended December 31, 2014 compared to the three months ended December 31, 2013; and (ii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included in this Report.

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

During the three months ended December 31, 2014 and 2013, our revenues from continuing operations were generated primarily from (a) business license fees paid by Business Associates and partner program participants; (b) membership subscription fees; (c) commission income from participating online shops and stores affiliated with our online shopping mall arising from the purchase transactions our customers generated; and (d) advertising and marketing programs. Our revenues from discontinued operations during the three months ended December 31, 2014 and 2013 were recognized from Credits breakage associated with inactive Business Associates or when waivers and releases were obtained from Business Associates who have opted to accept any replacement program.

The components of revenues for the three months ended December 31, 2014 are summarized as follows:

E-Commerce and Memberships
Business license fees	$1,014,275
Membership subscription fees and commission income	2,897,240
Advertising and marketing programs	828,720
Other	5,894
4,746,129
Discontinued operations	248,891
Total revenues	$4,995,020

Revenues from business license fees paid by our Business Associates and partner program participants enable them to begin their sales operations of DubLi’s products. Our Business Associates no longer pay a monthly maintenance fee to remain as an active member effective March 2014. Our partner program participants continue to pay a monthly maintenance fee to remain as an active member.

Effective April 2014, our Business Associates were required to purchase our membership subscription products in the form of qualifying vouchers or membership packages for Business Associates or membership packages for DubLi’s customer as described below.

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

Trends in Our Business

We continue to focus our resources on potentially more profitable programs in our E-commerce platform. Shopping transactions continue to shift from traditional to online retailers as the digital economy evolves. This shift has contributed to the growth of our business since inception, resulting in increased revenues. Although we expect our business to continue to grow, our revenues growth rate may not be sustainable over time due to a number of factors, including increasing competition, the difficulty of maintaining growth rates if our revenues increase to higher levels, and increasing maturity of the online shopping market. We plan to continue to invest in our core areas of strategic focus, but cannot provide any assurance that such investment will result in increased revenues or net income.

We have taken steps to improve and increase the products offered on our web site via direct signing of dedicated private-label merchants providing cash back shopping programs, travel related products and services, and an expanded global online shopping mall that provides a true worldwide shopping experience. We have begun to implement incentive offerings to attract new signups of customers to increase our commission income program and also to introduce new advertising programs to increase our advertising revenues.

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

Results of Operations

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Consolidated Results

Net loss for the three months ended December 31, 2014 was approximately $1.1 million as compared to a net income of approximately $1.3 million for the three months ended December 31, 2013. The increase in net loss was due to a decrease of approximately $0.5 million loss from continuing operations, set off by a decrease in income from discontinued operations of approximately $2.9 million. Further discussions on the results from continuing operations and discontinued operations are provided in the following paragraphs.

Continuing Operations

Revenues were approximately $4.7 million and $1.2 million for the three months ended December 31, 2014 and 2013, respectively. The increase was primarily due to an increase in: (i) business license fees from Business Associates and partner program participants as a result of more sign-ups under the program; (ii) membership subscription fees from increased sales of membership packages; (iii) commission income received from online shops and stores as a result of higher purchase transactions by our customers shopping through our Shopping Malls; and (iv) revenues recognized from breakage associated with inactive Business Associates under the advertising and marketing programs.

Gross income was approximately $2.0 million and $0.9 million for the three months ended December 31, 2014 and 2013, respectively. The increase was primarily due to higher revenues recorded during the three months ended December 31, 2014 as described above. However, during the three months ended December 31, 2014, gross income as a percentage of revenues (excluding business license fees) of approximately 25% were lower as compared to approximately 31% during the three months ended December 31, 2013. The decrease was primarily due to a promotional campaign the Company undertook during the quarter ended December 31, 2014, which resulted in an additional bonus commission payout to Business Associates. No comparable promotion was undertaken during the quarter ended December 31, 2013.

Selling, general and administrative (“SGA”) expenses were approximately $3.3 million and $2.8 million for the three months ended December 31, 2014 and 2013, respectively. The increase was primarily due to higher banking and processing fees as a result of more online transactions processed. Details of our SGA expenses are summarized as follows:

	For the three months ended December 31,
	2014	2013	Change
	(All amounts in $ thousands)
Advertising expenses	$17	$138	$(121)
Depreciation	48	50	(2)
Outside service fees	1,040	610	430
Payroll costs	1,133	1,286	(153)
Rent and office expenses	77	456	(379)
Banking and processing fees	707	141	566
Foreign exchange	20	(8)	28
Travel expenses and others	261	87	174

Total	$3,303	$2,760	$543

Discontinued Operations

Income from discontinued operations was approximately $0.2 million and $3.2 million for the three months ended December 31, 2014 and 2013, respectively. The decrease was primarily due to lower revenues recognized for Credits breakage associated with inactive Business Associates.

Foreign Currency Translation Adjustment

Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. The US dollar average rate strengthened against the Euro during the three months ended December 31, 2014 as compared to the three months ended December 31, 2013 which resulted in these exchange rate fluctuations decreasing the consolidated net revenues, operating expenses, and loss from continuing operations.

The foreign currency translation adjustment for the quarter ended December 31, 2014 represented a gain of approximately $0.5 million as compared to a loss of approximately $0.2 million for the quarter ended December 31, 2013, an increase in the gain of approximately $0.7 million.

Liquidity and Capital Resources

Liquidity

We incurred accumulated losses for the period from our inception through December 31, 2014 of approximately $38.7 million. We continue to require additional financing to meet our working capital and capital expenditures requirements. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon our business plan and pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

We continue to update our product offerings which places additional demands on future cash flows and may decrease liquidity as we improve our systems. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our revised operations and revenues generated from such operations, competitive pressures, and acquisitions of complementary products, technologies or businesses. We intend to increase our marketing efforts in order to grow our network of Business Associates which we expect will improve sales of our E-commerce products. These marketing efforts will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenues from operations; adequately dealing with competitive pressures; acquiring complementary products, technologies or business; or increasing our marketing efforts.

Because of constraints on our sources of capital and our liquidity needs, we continued to borrow from Michael Hansen, our President and CEO. As of December 31, 2014, we owed Mr. Hansen a total of approximately $4.1 million in loans and advances. Mr. Hansen has also provided a revolving loan commitment to fund the Company up to $5 million through December 31, 2015 of which $3.5 million remains available.

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

Cash in Foreign Subsidiaries

The Company has significant operations outside the United States (“US”). As a result, cash generated by and used in the Company's foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of December 31, 2014, the Company held approximately $1.9 million of unrestricted and approximately $1.8 million of restricted cash in foreign subsidiaries.

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

Off-Balance Sheet Arrangements

At December 31, 2014 and 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

As previously reported in our Form 10-K for the year ended September 30, 2014, as a result of our principal executive officer’s and principal financial and accounting officer’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2014, we identified the material weaknesses in internal control over financial reporting as of September 30, 2014. These material weaknesses had not been remediated as of December 31. 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Plans

To address the identified material weakness discussed in our Form 10-K for the year ended September 30, 2014, we have taken the following measures:

1.	Engaged an internal audit firm to assist with control assessment and remediation;
2.	Commenced a reorganization of our finance, accounting and other support staff to improve work flow and enhance internal controls;
3.	Hired a Director of Compliance to evaluate and implement corrective action on our material weaknesses; and
4.	Hired a Vice President of Information Technology to oversee and implement proper internal control over IT and our business operating systems.

In addition, we have improved or are in the process of improving our internal controls as follows:

Control Environment

(a)	We have implemented a whistle-blower program and are in the process of implementing other programs to identify and manage fraud risks;
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

There were no material legal proceedings during the three months ended December 31, 2014.

ITEM 1A.	RISK FACTORS

There has been no material change to the risk factors relating to our business as disclosed in our Form 10-K for the year ended September 30, 2014 as filed with the SEC on April 15, 2015.

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

