Form 10-K/A
period 2014-09-30
DubLi, Inc.
filed 2015-04-22
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE. None

 EXPLANATORY NOTE

The Company is filing this Amendment No.1 on Form 10-K/A (this “Amendment) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2014 originally filed on April 15, 2015 (the “Original Filing”) by DubLi Inc., a Nevada corporation solely to amend Item 15 of Part IV of the Original Filing - Report of Independent Registered Public Accounting Firm on Schedule F-1 which should be dated April 15, 2015 instead of April 14, 2015.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Item 15. Exhibits and Financial Statements Schedules

Schedule F-1/A of this Amendment is filed with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 22, 2015

DUBLI, INC

	By:	/s/ MICHAEL HANSEN
Michael Hansen
President and Chief Executive Officer

Item 15. Exhibits and Financial Statement Schedules

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

April 15, 2015

F-1/A