Form 10-K/A
period 2014-09-30
DubLi, Inc.
filed 2015-04-29
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE. None

EXPLANATORY NOTE

The Company is filing this Amendment No. 2 (“Amendment”) to its Form 10-K/A for the fiscal year ended September 30, 2014 (the "Original Filing") for the purpose of correcting a typographical error in its Report of Independent Registered Public Accounting Firm--namely, the date of the Report on Page F-1 of Item 15 Exhibits and Financial Statements Schedules to the Original Filing which was incorrectly stated as April 14, 2015. The correct date of the Report was April 15, 2015. The Amendment is also to correct an error in Amendment No. 1 as described below.

Rule 12b-15 requires the Company to re-file the entire Item being amended. The Company filed Amendment No. 1 to its Form 10-K as Form 10K/A on April 22, 2015, but although the Report of the Independent Registered Public Accounting Firm is part of Item 15 of the Original Filing, Amendment No. 1 did not include all of Item 15. Therefore, the Company is filing this Amendment on Form 10-K/A to include all of Item 15 Exhibits and Financial Statements Schedules. As stated above, the only change in the Amendment is the date on the Report of Independent Registered Public Accounting Firm. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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

EXHIBIT INDEX

Item No	Exhibit Description
2.1	Agreement for Share Exchange dated as of February 3, 2003, by and among Clamshell Enterprises, Inc. and Shutterport, Inc. (incorporated by reference to Exhibit 2.2 included in our Current Report on Form 8-K filed on March 4, 2003).
2.2	Agreement and Plan of Merger dated August 10, 2009 among DubLi, Inc., DubLi Merger Sub, and CG Holdings Ltd. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on August 14, 2009).
2.3	Amended and Restated Plan of Merger (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on September 30, 2009.
3.1	Articles of Incorporation dated June 4, 1999 (incorporated by reference to Exhibit 3.1(a) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.2	Certificate of Amendment to Articles of Incorporation dated February 14, 2001 (incorporated by reference to Exhibit 3.1(b) included in our Registration Statement on Form 10-SB filed on May 6, 2001).
3.3	Article of Amendment to Articles of Incorporation dated May 22, 2003 (incorporated by reference to Exhibit 3.1 included in our Information Statement on Schedule 14C filed on April 22, 2003).
3.4	Certificate of Designation filed October 16, 2009 (incorporated by reference to Exhibit 3.3 included in our Current Report on Form 8-K filed on October 23, 2009).
3.5	Amendment to Certificate of Designation dated December 30, 2009 (incorporated by reference to Exhibit 4.1 included in our Current Report on Form 8-K filed on December 30, 2009).
3.6	Certificate of Amendment to Certificate of Designation dated May 24, 2010 (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-Q filed on May 24, 2010).
3.7	Certificate of Designation filed August 20, 2012 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on August 21, 2012).
3.8	Certificate of Amendment to Articles of Incorporation dated September 25, 2012 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on September 27, 2012).
3.9	Bylaws (incorporated by reference to Exhibit 3(ii) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.10	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 included in our Current Report on Form 8-K filed on October 23, 2009).
4.1	2010 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.2 included in our Registration Statement on Form S-8 filed on September 30, 2010).
10.1	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Andreas Kusche (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on October 23, 2009).†

Item No	Exhibit Description
10.2	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Betina Dupont Sørensen (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on October 23, 2009).†
10.3	Office Lease dated as of December 01, 2009 by and between 485 Properties, LLC and the Company.*
10.4	Voting Agreement dated as of March 3, 2009 between Michael Hansen and Michel Saouma.*
10.5	Employment Agreement, dated as of February 26, 2013, between DubLi, Inc. and Eric Nelson (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on February 28, 2013).†
10.6	Employment Agreement, dated as of February 27, 2013, between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 1.01 included in our Current Report on Form 8-K filed on March 5, 2013).†
10.7	Loan Agreement dated April 23, 2013 between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 23, 2013).
10.8	Purchase Agreement dated June 19, 2013 among DubLi, Inc. and Michael Hansen, Andreas Kusche, Eric Nelson, Thomas Sikora and Rick Daglio. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on June 21, 2013).
10.9	Amendment to the Purchase Agreement (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on November 21, 2013).
10.10	Land Parcel Sale Agreement, dated as of December 27, 2013, between Crown Group Investments Limited and Elite Star Engineering Limited (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 28, 2014).
10.11	Amendment to Land Parcel Sale Agreement, dated February 16, 2014 (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on April 28, 2014).
10.12	Amendment to Land Parcel Sale Agreement, dated February 26, 2014 (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on April 28, 2014).
10.13	Second Land Parcel Sale Agreement, dated as of December 27, 2013, between Crown Group Investments Limited and Mr. Varun Sudhir Marodia (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on April 28, 2014).
10.14	Loan Agreement dated May 6, 2014 between DubLi, Inc. and Sleiman Chamoun. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on May 9, 2014).
10.15	Promissory Note dated August 11, 2014 between DubLi, Inc. and Michael Hansen. (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 28, 2014).
10.16	Amended and Restated Promissory Note dated August 27, 2014 between DubLi, Inc. and Michael Hansen. (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 28, 2014).
14	Code of Business Conduct and Ethics dated January 2, 2004 (incorporated by reference to Exhibit 14.1 included in our Current Report on Form 8-K filed on November 6, 2012).
21.1	Subsidiaries. (incorporated by reference to Exhibit 21.1 included in our Annual Report on Form 10-K filed on April 15, 2015).
23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 included in our Annual Report on Form 10-K filed on April 15, 2015).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

April 29, 2015

DUBLI, INC

	By:	/s/ MICHAEL HANSEN
Michael Hansen
President and Chief Executive Officer