Form 10-Q
period 2015-03-31
DubLi, Inc.
filed 2015-05-14
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

The number of shares outstanding of each of the issuer’s classes of stock, as of May 12, 2015 is as follows:

Number of shares of Preferred Stock outstanding: 185,000

Number of shares of Common Stock outstanding: 452,204,678

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DubLi, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$465,984	$2,111,812
Restricted cash	1,353,257	904,465
Other receivables and prepaid expenses	720,540	441,153
Deferred costs	6,734,629	3,387,549
Land held for sale	1,225,269	1,225,269

Total current assets	10,499,679	8,070,248
Property and equipment, net	1,379,126	1,442,708
Other assets	56,288	45,045

TOTAL ASSETS	$11,935,093	$9,558,001

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Accounts payable	$845,868	$1,916,297
Amounts payable to Business Associates	2,138,331	1,820,905
Customer deposits	1,311,791	1,054,190
Other payables and accrued liabilities	2,293,227	2,383,661
Note payable	-	500,000
Amounts due to related parties	5,201,974	6,438,948
Deferred fee revenues	13,515,613	6,141,882
Deferred advertising revenues	112,866	1,052,845
Liabilities of discontinued operations	342,901	652,419

TOTAL LIABILITIES	25,762,571	21,961,147

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
25 million shares authorized, $0.01 par value, 185,000 shares issued and outstanding	1,850	1,850
Common stock
500 million shares authorized, $0.001 par value, 432.2 million shares issued and outstanding	432,204	432,204
Additional paid-in-capital	25,153,083	25,115,841
Accumulated other comprehensive income (loss)	1,332,601	(353,051)
Accumulated deficit	(40,747,216)	(37,599,990)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(13,827,478)	(12,403,146)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,935,093	$9,558,001

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenues:
Business license fees	$1,073,157	$745,920	$2,087,432	$1,494,949
Membership subscription fees and commission income	2,681,251	488,806	5,578,491	764,815
Advertising and marketing programs	70,152	-	898,872	-
Others	5,998	11,282	11,892	183,443

	3,830,558	1,246,008	8,576,687	2,443,207
Cost of revenues	2,841,075	511,889	5,636,889	821,469

Gross income	989,483	734,119	2,939,798	1,621,738
Selling, general and administrative expenses	2,972,501	1,957,484	6,275,720	4,717,731

Loss from operations	(1,983,018)	(1,223,365)	(3,335,922)	(3,095,993)
Interest expense	20,307	4,257	60,196	9,174

Loss before income taxes	(2,003,325)	(1,227,622)	(3,396,118)	(3,105,167)
Income taxes	-	-	-	-

Loss from continuing operations	(2,003,325)	(1,227,622)	(3,396,118)	(3,105,167)
Income from discontinued operations, net of taxes	-	1,067,609	248,891	4,274,083

Net income (loss)	$(2,003,325)	$(160,013)	$(3,147,227)	$1,168,916

Earnings (loss) per share
Basic and diluted:
Continuing operations	$0.00	$0.00	$(0.01)	$(0.01)
Discontinued operations	$0.00	$0.00	$0.00	$0.01

Weighted average shares outstanding
Basic and diluted	432,204,678	432,204,678	432,204,678	432,180,165

See accompanying notes to condensed consolidated financial statements (unaudited).

4

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income (loss)	$(2,003,325)	$(160,013)	$(3,147,227)	$1,168,916
Foreign currency translation adjustment	1,234,036	18,575	1,685,651	(168,282)

Comprehensive income (loss)	$(769,289)	$(141,438)	$(1,461,576)	$1,000,634

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Loss from continuing operations	$(3,396,118)	$(3,105,167)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	104,576	99,287
Stock based compensation	37,242	402,533
Changes in operating assets and liabilities:
Restricted cash	(448,791)	141,407
Other receivables and prepaid expenses	(279,386)	(113,173)
Deferred costs	(3,347,080)	(212,435)
Other assets	(11,243)	50,432
Accounts payable	(1,070,426)	395,858
Amounts payable to Business Associates	317,423	(1,060,349)
Customer deposits	257,601	287,531
Other payables and accrued liabilities	(90,434)	556,996
Amounts due to related parties – services rendered	(236,974)	724,219
Deferred fee revenues	7,373,731	332,843
Deferred advertising revenues	(939,979)	23,382
Long term payable	-	300,000

Net cash flows from continuing operations	(1,729,858)	(1,176,636)

Income from discontinued operations	248,891	4,274,083
Net change in asset and liabilities of discontinued operations	(309,518)	(4,353,094)

Net cash flows from discontinued operations	(60,627)	(79,011)

Net cash flows from operating activities	(1,790,485)	(1,255,647)

Cash flows from investing activities:
Purchase of equipment and software	(35,652)	(21,153)
Proceeds from sale of land	-	812,537
Net cash flows from investing activities	(35,652)	791,384

Cash flows from financing activities:
Repayment of note payable – related party	(1,000,000)	-
Repayment of note payable	(500,000)	-
Proceeds from note payable and advances – related party	-	730,816

Net cash flows from financing activities	(1,500,000)	730,816

Effect of exchange rate changes	1,680,309	(167,721)

Net change in cash and cash equivalents	(1,645,828)	98,832
Cash and cash equivalents, beginning of period	2,111,812	131,422

Cash and cash equivalents, end of period	$465,984	$230,254

Supplemental cash flow information:
Cash paid for interest	$60,196	$9,174
Cash paid for income taxes	-	-

See accompanying notes to condensed consolidated financial statements (unaudited).

DubLi, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company

DubLi, Inc. (“DubLi,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global E-commerce and network marketing company. The Company is organized in Nevada and its principal executive offices are located in Ft. Lauderdale, Florida. The Company’s wholly owned subsidiaries are incorporated in Florida, the British Virgin Islands, Cyprus, the United Arab Emirates and India.

Our E-commerce transactions are conducted through DubLi.com websites in Europe, North America, Australia and through a global portal serving the rest of the world. We have a large network of independent Business Associates that sell our various E-commerce products. Prior to March 28, 2013, DubLi’s principal business included reverse auctions program conducted online that were designed to: (i) sell its proprietary electronic gift cards; and (ii) enable consumers to purchase merchandise through its shopping portals from online retailers at discount prices. Effective March 28, 2013 the Company discontinued its auctions program.

Our sole director, Michael Hansen has a direct ownership of approximately 79.8 million shares of our common stock and 185,000 shares of our Super Voting Preferred Stock as of March 31, 2015. As a result, Mr. Hansen had the power to cast approximately 56% of the combined votes that could be cast by our stockholders. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution, merger or sale of the Company’s assets, the size and membership of the Board of Directors, and all other corporate actions.

Liquidity

The Company incurred accumulated losses for the period from our inception through March 31, 2015 of approximately $40.7 million. As a result, the Company had stockholders’ and working capital deficits of approximately $13.8 million and $15.2 million, respectively, as of March 31, 2015. However, the calculation of working capital deficit included $13.9 million of a deferred nature in current liabilities which are not subject to repayment or refund. Therefore an adjusted working capital deficit would instead be $1.3 million since the amount of $13.9 million is not repayable or refundable.

We continue to update our product offerings, which places additional demands on future cash flows and may decrease liquidity as we improve our systems. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our revised product offerings and revenues generated from such operations, competitive pressures, and acquisitions of complementary products, technologies or businesses. We intend to increase our marketing efforts in order to grow our network of Business Associates which we expect will improve sales of our E-commerce products. The marketing efforts will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenues from operations; adequately dealing with competitive pressures; acquiring complementary products, technologies or business; or increasing our marketing efforts.

On April 30, 2015, the Company entered into a Stock Purchase Agreement with two unaffiliated foreign private investors for the sale of 20 million shares of common stock at $0.10 per share (“Stock Transaction”) for a total cash consideration of $2 million. The Stock Transaction closed on May 12, 2015.

As of March 31, 2015, we owed Mr. Hansen a total of approximately $4.1 million in loans and advances. Mr. Hansen has also provided a revolving loan commitment to fund the Company up to $5 million through December 31, 2015 out of which there is $3.5 million remaining in available funds.

The Company is pursuing the sale of a parcel of land in Dubai for approximately $1.25 million. Management anticipated that the completion of the land sale would occur within ninety days from February 9, 2015, the date of the Sale Agreement – Memorandum of Understanding which was entered into with an unaffiliated purchaser. As of May 9, 2015, certain documentation required to be filed with the recording authorities has not been completed. Management now anticipates that the completion of the land sale transaction will occur during the quarter ending June 30, 2015. However, there is no assurance that the land sale will be completed.

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

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-01 (ASU 2015-01) Income Statement -Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU 2015-01 is part of the FASB’s initiative to reduce complexity in accounting standards and eliminates from US GAAP the concept of extraordinary items, which were previously required to be segregated from the results of ordinary operations and shown separately in the income statement, net of tax, after income from continuing operations. Entities were also required to disclose applicable income taxes for the extraordinary item and either present or disclose earnings-per-share data applicable to the extraordinary item. Items which are considered both unusual and infrequent will now be presented separately within income from continuing operations in the income statement or disclosed in notes to the financial statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Companies may apply ASU 2015-01 prospectively, or may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.

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

Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing the income (loss) attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The potential impact of all common stock equivalents were excluded from the number of shares outstanding used for purposes of computing net loss per share as the impact of such equivalents was anti-dilutive due to the loss from continuing operations. Potential dilutive securities, which consisted of outstanding stock options and other compensation arrangements not included in dilutive weighted average shares for the three months ended March 31, 2015 and 2014 were approximately 1.4 million and 3,000, respectively, and for the six months ended March 31, 2015 and 2014, were approximately 1.4 million and 0.3 million, respectively.

Segment Policy

The Company derives its revenues from the E-Commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, advertising and marketing programs; and the Auctions segment (reported as discontinued operations) as described in Note 12 - Segment Information.

3. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. Amounts of restricted cash held, by type of currency were as follows:

	March 31,	September 30,
	2015	2014
Euro	$158,242	$206,312
Australian Dollar	65,444	77,563
United States Dollar	1,129,571	620,590

Total	$1,353,257	$904,465

4. Deferred Costs

Deferred costs represent commission costs which are directly related to: (i) deferred subscription fees which are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled or upon breakage. Deferred costs expensed are included in cost of revenues.

5. Land Held for Sale

	March 31,	September 30,
	2015	2014
Cost	$2,114,412	$2,114,412
Less: Valuation allowance	889,143	889,143

	$1,225,269	$1,225,269

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

On February 9, 2015, the Company entered into a Property Sale Agreement – Memorandum of Understanding (“Sale Agreement”) for the sale of the second parcel with an unaffiliated third party for approximately $1.25 million. Management anticipated that completion of the land sale would occur within ninety days from February 9, 2015 as stipulated in the Sale Agreement. As of May 9, 2015, certain documentation required to be filed with the recording authorities has not been completed. Management now anticipates that the completion of the land sale transaction will occur during the quarter ending June 30, 2015. However, there is no assurance that the land sale will be completed. In the event that the land sale does close, the Company is not expected to realize any significant gain or loss on disposal.

6. Property and Equipment

Property and equipment comprised the following:

	March 31,	September 30,
	2015	2014
Land:
Held for sales incentives	$3,562,500	$3,562,500
Less: Valuation allowance	(2,687,752)	(2,687,752)

	874,748	874,748

Computers and equipment	338,231	308,004
Computer software	690,565	690,565
Furniture and fixtures	108,230	102,805

	1,137,026	1,101,374
Accumulated depreciation	(632,648)	(533,414)

	504,378	567,960

Total	$1,379,126	$1,442,708

Land Held for Sales Incentives

The Company acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of March 31, 2015, the land value of approximately $0.9 million consisted of the contract price and land fill cost of approximately $3.6 million less a valuation allowance of approximately $2.7 million that was based on Management’s evaluation of the estimated fair value.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Business Associates upon attaining certain performance objectives.

Depreciation

Depreciation expense was $56,424 and $49,660, for the three months ended March 31, 2015 and 2014, respectively, and $104,576 and $99,287 for the six months ended March 31, 2015 and 2014, respectively.

7. Amounts Due to Related Parties

Amounts due to related parties comprised the following:

	March 31,	September 30,
	2015	2014
Unsecured note payable to Mr. Hansen	$1,500,000	$2,500,000
Amounts due for advances by Mr. Hansen	2,566,735	2,566,735
Amounts due for services rendered	1,135,239	1,372,213

	$5,201,974	$6,438,948

The unsecured note payable to Mr. Hansen of $1.5 million will mature on December 31, 2015 and carries an interest rate of 6% per annum. On October 17, 2014, the Company repaid the principal amount of $1 million borrowed during fiscal 2013.

Amounts due for services rendered are comprised of accrued compensation due to the officers of the Company and unpaid Board of Directors fees. Amounts due for advances and services rendered are non-interest bearing and have no terms of repayment.

8. Discontinued Operations

The Company discontinued all auction activities effective March 28, 2013. As a result, the operating results for the auctions program have been reclassified to income from discontinued operations in the condensed consolidated statements of operations.

During the three months ended March 31, 2015 and 2014, revenues recognized from Credits breakage from inactive Business Associates amounted to approximately nil and $1.1 million, respectively, and during the six months ended March 31, 2015 and 2014 amounted to $249,000 and $4.3 million, respectively. All the costs associated with the Credits have been fully expensed as of the effective date of the termination. As a result, the Company recorded income from discontinued operations, net of taxes of approximately nil and $1.1 million for the three months ended March 31, 2015 and 2014, respectively, and $249,000 and $4.3 million for the six months ended March 31, 2015 and 2014 respectively.

Included in liabilities of discontinued operations at March 31, 2015 and September 30, 2014 are unused Credits of approximately $0.3 million and $0.7 million, respectively.

9. Income Taxes

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. For the three months and six months ended March 31, 2015 and 2014, our reported income tax rate was lower than the US federal statutory rate primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net income or losses for the periods, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

10. Stockholders’ Equity

Common Stock

As of March 31, 2015, a total of approximately 3.6 million shares were committed for issuance and reflected as issued on the books of the Company, but stock certificates were not issued due to certain administrative and documentation requirements. The shares of common stock were in respect of the following: (a) the receipt of cash proceeds from an investor for $6,000, or $0.10 per share, (b) the receipt of cash proceeds totaling approximately $294,000 from the exercise of stock options at a price of $0.15 per share, (c) the issuance of a stock award pursuant to a consulting agreement valued at $95,000 or $0.19 per share, and (d) the payment of bonus incentive for $100,000 or $0.09 per share. Certificates for these shares committed for issuance are expected to be issued during fiscal year 2015.

On May 1, 2015, the Company obtained a Written Consent from Mr. Michael Hansen, the holder of a majority of the voting power of the outstanding common and preferred stock to increase (i) the number of outstanding shares of common stock authorized for issuance from 500 million to 700 million, and (ii) the number of shares of common stock reserved for issuance under the Company’s 2010 Omnibus Equity Compensation Plan (“Omnibus Plan”) from 50 million to 100 million. On May 6, 2015 the Company filed a preliminary information statement on Schedule 14c (“Information Statement”) with the Securities Exchange Commission (“SEC”). A final information statement will be disseminated to all stockholders to effect the above actions in compliance with Rule 14c-2 of the Securities Exchange Act of 1934.

11. Stock Based Compensation

The Company’s Omnibus Plan was approved on September 30, 2010 by Mr. Hansen, who was the Company’s majority stockholder at the time. An Information Statement including the Omnibus Plan has been filed with the SEC and a final information statement will be disseminated to all stockholders in compliance with Rule 14c-2 of the Securities Exchange Act of 1934. The Omnibus Plan’s participants include board members, executives, employees and certain consultants and advisers of the Company and the Omnibus Plan has been implemented in order to attract, incentivize and retain highly qualified individuals and keep the Company competitive with other companies with respect to executive compensation. Awards under the Omnibus Plan may be made to participants in the form of (i) incentive stock options; (ii) non-qualified stock Options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Omnibus Plan and the law. A total of 50 million shares of common stock have been reserved for issuance under the Omnibus Plan. As described above, the Company is effecting an action to increase the number of shares of common stock reserved for issuance under the Omnibus Plan to 100 million.

Stock based compensation expense for the three months ended March 31, 2015 and 2014 was $7,013 and $103,999, respectively, and for the six months ended March 31, 2015 and 2014, was $37,242 and $402,533, respectively. Unamortized stock option compensation expense at March 31, 2015 was approximately $42,000 and is expected to be recognized over a period of 1.5 years.

12. Segment Information

The Company divides its product and service lines into two segments: (i) E-Commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and (ii) Auctions segment (reported as discontinued operations).

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
E-Commerce and memberships
Revenues	$3,830,558	$1,246,008	$8,576,687	$2,443,207
Cost of revenues	2,841,075	511,889	5,636,889	821,469

Gross income from continuing operations	$989,483	$734,119	$2,939,798	$1,621,738

Discontinued operations
Revenues	$-	$1,067,609	$248,891	$4,274,083
Cost of revenues	-	-	-	-

Income from discontinued operations, net of taxes	$-	$1,067,609	$248,891	$4,274,083

The total revenues recorded in our four geographic regions are summarized as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenues:
European Union	$597,797	$562,851	$2,201,320	$1,899,257
North America	2,440,555	1,088,729	4,800,584	3,295,529
Australia	172,774	44,592	417,094	183,017
Global	619,432	617,445	1,406,580	1,339,487

	$3,830,558	$2,313,617	$8,825,578	$6,717,290
Represented by revenues from:
Continuing operations	$3,830,558	$1,246,008	$8,576,687	$2,443,207
Discontinued operations	-	1,067,609	248,891	4,274,083

	$3,830,558	$2,313,617	$8,825,578	$6,717,290

13. Subsequent Events

Sale of Land in Dubai

On February 9, 2015, and as described in Note 5 – Land Held for Sale, the Company entered into a Property Sale Agreement – Memorandum of Understanding for a parcel of land in Dubai with an unaffiliated third party for approximately $1.25 million. Management anticipated that completion of the land sale would occur within ninety days from February 9, 2015 as stipulated in the Sale Agreement. As of May 9, 2015, certain documentation required to be filed with the recording authorities has not been completed. Management now anticipates that the completion of the land sale transaction will occur during the quarter ending June 30, 2015. However, there is no assurance that the land sale will be completed. In the event that the land sale does close, the Company is not expected to realize any significant gain or loss on disposal.

Increase in authorized capital and 2010 Omnibus Equity Compensation Plan issuance

On May 1, 2015, the Company obtained a Written Consent from Mr. Michael Hansen, the holder of a majority of the voting power of the outstanding common and preferred stock to increase (i) the number of outstanding shares of common stock authorized for issuance from 500 million to 700 million, and (ii) the number of shares of common stock reserved for issuance under the Omnibus Plan from 50 million to 100 million. On May 6, 2015 the Company filed an Information Statement with the SEC and a final information statement will be disseminated to all stockholders to effect the above actions in compliance with Rule 14c-2 of the Securities Exchange Act of 1934.

Sale of Common Stock

On April 30, 2015, the Company entered into a Stock Purchase Agreement with two unaffiliated foreign investors for the sale of 20 million shares of common stock at $0.10 per share (“Stock Transaction”) for a total cash consideration of $2 million. The Stock Transaction closed on May 12, 2015.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our condensed consolidated results of operations for the three months and six months ended March 31, 2015 compared to the three months and six months ended March 31, 2014; and (ii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included in this Report.

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

During October 2014, the Company introduced a promotional campaign during a sales conference event which offered additional commission incentives to incentivize our Business Associates to increase sales of our membership subscriptions through their respective network of Business Associates. The promotional campaign generated increased sales activity and as a result we reported an increase in revenues and a corresponding increase in cost of revenues (principally commissions) during the three months and six months ended March 31, 2015.

During the three months and six months ended March 31, 2015 and 2014, our revenues from continuing operations were generated primarily from (a) business license fees paid by Business Associates and partner program participants; (b) membership subscription fees; (c) commission income from participating online shops and stores affiliated with our online Shopping Mall arising from the purchase transactions our customers generated; and (d) advertising and marketing programs. Our revenues from discontinued operations during the six months ended March 31, 2015 and, three months and six months ended March 31, 2014 were recognized from Credits breakage associated with inactive Business Associates. We did not recognize any revenues from Credits breakage during the three months ended March 31, 2015.

The components of revenues for the three months and six months ended March 31, 2015 are summarized as follows:

	March 31, 2015
	Three Months	Six Months
	Ended	Ended

E-Commerce and Memberships
Business license fees	$1,073,157	$2,087,432
Membership subscription fees and commission income	2,681,251	5,578,491
Advertising and marketing programs	70,152	898,872
Other	5,998	11,892

	3,830,558	8,576,687
Discontinued operations	-	248,891

Total revenues	$3,830,558	$8,825,578

Revenues from business license fees paid by our Business Associates and partner program participants enable them to begin their sales operations of DubLi’s products. Our Business Associates no longer pay a monthly maintenance fee to remain as an active member effective March 2014. Our partner program participants continue to pay a monthly maintenance fee to remain as an active member.

Effective April 2014, our Business Associates were required to purchase our membership subscription products in the form of qualifying vouchers or membership packages for Business Associates or membership packages for DubLi’s customers as described below.

We offer one free membership package and two paid membership subscription packages (Premium and V.I.P.), to customers that enable them to earn cash back from all the purchases that they make online through our Shopping Malls. The Premium and V.I.P. membership subscription packages allow our customers to earn a higher percentage of cash back on their purchases. For the Premium member, we charge a monthly subscription fee and for the V.I.P. member we charge an annual subscription fee.

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

We have taken steps to improve and increase the products offered on our web site via direct signing of dedicated private-label merchants providing cash back shopping programs, travel related products and services, and an expanded global online Shopping Mall that provides a true worldwide shopping experience. We have begun to implement incentive offerings to attract new signups of customers to increase our commission income program and to introduce new advertising programs to increase our advertising revenues.

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

We continue to invest in our systems, data centers, corporate facilities, information technology infrastructure, and human resources. We expect the following to be important components in our business strategy: (i) acquisitions of compatible businesses; (ii) “Partner” programs whereby we partner with large retail customer bases interested in earning incremental revenues by co-branding our shopping and travel related web site; and (iii) expansion in new markets or countries. We also expect that the total cost of revenues will increase and may increase as a percentage of revenues in future periods, primarily because of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs and other costs.

As we expand our shopping programs and other products offered to international markets, we continue to increase our exposure to fluctuations in foreign currency to US dollar exchange rates.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Consolidated Results

Net loss for the three months ended March 31, 2015 and 2014 were approximately $2.0 million and $0.2 million, respectively. The increase in the net loss was primarily due to a reduction in income from discontinued operations of approximately $1.0 million. Loss from continuing operations increased $0.8 million. Further discussions on the results from continuing operations and discontinued operations are provided in the following paragraphs.

Continuing Operations

Revenues were approximately $3.8 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. The increase was primarily due to an increase in: (i) business license fees from Business Associates and partner program participants as a result of more sign-ups under the program; (ii) membership subscription fees from increased sales of membership packages partly from a promotional campaign undertaken during October 2014; and (iii) commission income received from online shops and stores as a result of higher purchase transactions by our customers shopping through our Shopping Malls.

Gross income was approximately $1.0 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively. The increase was primarily due to higher revenues recorded during the three months ended March 31, 2015 as described above. During the three months ended March 31, 2015 and 2014, gross income as a percentage of revenues (after adjusting for certain components of non-commission revenues of approximately $335,000 and $285,000, respectively) were approximately 32% and 47%, respectively. The decrease was primarily due to a promotional campaign the Company undertook which resulted in an additional bonus commission payout to Business Associates. No comparable promotion was undertaken during the quarter ended March 31, 2014.

Selling, general and administrative (“SGA”) expenses were approximately $3.0 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively. The increase was primarily due to approximately: (i) $0.4 million in outside service fees; and (ii) $0.3 million in payroll costs. Details of our SGA expenses are summarized as follows:

	For the three months ended March 31,
	2015	2014	Change
	(All amounts in $ thousands)

Depreciation	$57	$49	$8
Outside service fees	862	476	386
Payroll costs	1,394	1,137	257
Rent and office expenses	206	91	115
Banking and processing fees	250	126	124
Foreign exchange	(7)	(33)	26
Travel expenses and others	211	111	100

Total	$2,973	$1,957	$1,016

Discontinued Operations

The Company did not recognize Credits breakage associated with inactive Business Associates during the three months ended March 31, 2015 as compared to $1.1 million recognized for the three months ended March 31, 2014.

Foreign Currency Translation Adjustment

Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. The US dollar average rate strengthened against the Euro during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 which resulted in these exchange rate fluctuations decreasing the consolidated net revenues, operating expenses, loss from continuing operations and income from discontinued operations, net of income taxes.

At the beginning of fiscal year 2015, the Company had a deficit in net equity of approximately $22.8 million recorded in our foreign subsidiaries which used the Euro as its functional currency. As a result of the average translation rate of the Euro to US dollars at the beginning of fiscal year 2015 being stronger than the closing rate as of March 31, 2015 used for translation of the assets and liabilities, the foreign currency translation adjustment for the quarter ended March 31, 2015 represented a gain of approximately $1.2 million.

Six Months Ended March 31, 2015 Compared to Six Months Ended March 31, 2014

Consolidated Results

Net loss for the six months ended March 31, 2015 was approximately $3.1 million as compared to a net income of approximately $1.2 million for the three months ended March 31, 2014. The increase in net loss was primarily due to a reduction in income from discontinued operations of approximately $4.0 million and an increase in loss from continuing operations of approximately $0.3 million. Further discussions on the results from continuing operations and discontinued operations are provided in the following paragraphs.

Continuing Operations

Revenues were approximately $8.6 million and $2.4 million for the six months ended March 31, 2015 and 2014, respectively. The increase was primarily due to an increase in: (i) business license fees from Business Associates and partner program participants as a result of more sign-ups under the program; (ii) membership subscription fees from increased sales of membership packages partly from a promotional campaign undertaken during October 2014; (iii) commission income received from online shops and stores as a result of higher purchase transactions by our customers shopping through our Shopping Malls; and (iv) revenues recognized from breakage associated with inactive Business Associates under the advertising and marketing programs.

Gross income was approximately $2.9 million and $1.6 million for the six months ended March 31, 2015 and 2014, respectively. The increase was primarily due to higher revenues recorded during the six months ended March 31, 2015 as described above. During the six months ended March 31, 2015 and 2014, gross income as a percentage of revenues (after adjusting for certain components of non-commission revenues of approximately $574,000 and $793,000, respectively) were approximately 38% and 50%, respectively. The decrease was primarily due to a promotional campaign the Company undertook which resulted in an additional bonus commission payout to Business Associates. No comparable promotion was undertaken during the six months ended March 31, 2014.

SGA expenses were approximately $6.3 million and $4.7 million for the six months ended March 31, 2015 and 2014, respectively. The increase was primarily due to approximately: (i) $0.8 million in outside service fees; and (ii) $0.7 million in banking and processing fees as a result of higher transactions processed. Details of our SGA expenses are summarized as follows:

	For the six months ended March 31,
	2015	2014	Change
	(All amounts in $ thousands)

Advertising expenses	$17	$138	$(121)
Depreciation	105	99	6
Outside service fees	1,902	1,086	816
Payroll costs	2,527	2,423	104
Rent and office expenses	283	547	(264)
Banking and processing fees	957	267	690
Foreign exchange	13	(41)	54
Travel expenses and others	472	198	274

Total	$6,276	$4,717	$1,559

Discontinued Operations

Income from discontinued operations was approximately $0.2 million and $4.3 million for the six months ended March 31, 2015 and 2014, respectively. The decrease was primarily due to lower revenues recognized for Credits breakage associated with inactive Business Associates.

Foreign Currency Translation Adjustment

Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. The US dollar average rate strengthened against the Euro during the six months ended March 31, 2015 as compared to the six months ended March 31, 2014 which resulted in these exchange rate fluctuations decreasing the consolidated net revenues, operating expenses, loss from continuing operations and income from discontinued operations, net of income taxes.

At the beginning of fiscal year 2015, the Company had a deficit in net equity of approximately $22.8 million recorded in our foreign subsidiaries which used the Euro as its functional currency. As a result of the average translation rate of the Euro to US dollars at the beginning of fiscal year 2015 being stronger than the closing rate as of March 31, 2015 used for translation of the assets and liabilities, the foreign currency translation adjustment for the six months ended March 31, 2015 represented a gain of approximately $1.7 million.

Liquidity and Capital Resources

Liquidity

We incurred accumulated losses for the period from our inception through March 31, 2015 of approximately $40.7 million. We continue to require additional financing to meet our working capital and capital expenditures requirements. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon our business plan and pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

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

On April 30, 2015, the Company entered into a Stock Purchase Agreement with two unaffiliated foreign private investors for the sale of 20 million shares of common stock at $0.10 per share (“Stock Transaction”) for a total cash consideration of $2 million. The Stock Transaction closed on May 12, 2015.

As of March 31, 2015, we owed Mr. Hansen a total of approximately $4.1 million in loans and advances. Mr. Hansen has also provided a revolving loan commitment to fund the Company up to $5 million through December 31, 2015 of which $3.5 million remains available.

The Company is pursuing the sale of a parcel of land in Dubai for approximately $1.25 million. Management anticipated that the completion of the land sale would occur within ninety days from February 9, 2015, the date of the Sale Agreement – Memorandum of Understanding which was entered into with an unaffiliated purchaser. As of May 9, 2015, certain documentation required to be filed with the recording authorities has not been completed. Management now anticipates that the completion of the land sale transaction will occur during the quarter ending June 30, 2015. However, there is no assurance that the land sale will be completed.

Cash in Foreign Subsidiaries

The Company has significant operations outside the United States (“US”). As a result, cash generated by and used in the Company's foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of March 31, 2015, the Company held approximately $0.4 million of unrestricted and approximately $1.4 million of restricted cash in foreign subsidiaries.

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

Subsequent Events

Sale of Land in Dubai

On February 9, 2015, the Company entered into a Property Sale Agreement – Memorandum of Understanding (“Sale Agreement”) with an unaffiliated third party for the sale of a parcel of land in Dubai for approximately $1.25 million. Management anticipated that completion of the land sale would occur within ninety days from February 9, 2015 as stipulated in the Sale Agreement. As of May 9, 2015, certain documentation required to be filed with the recording authorities has not been completed. Management now anticipates that the completion of the land sale transaction will occur during the quarter ending June 30, 2015. However, there is no assurance that the land sale will be completed.

Increase in authorized capital and 2010 Omnibus Equity Compensation Plan

On May 1, 2015, the Company obtained a Written Consent from Mr. Michael Hansen, the holder of a majority of the voting power of the outstanding common and preferred stock to increase (i) the number of outstanding shares of common stock authorized for issuance from 500 million to 700 million, and (ii) the number of shares of common stock reserved for issuance under the Company’s 2010 Omnibus Equity Compensation Plan from 50 million to 100 million. On May 6, 2015 the Company filed a preliminary information statement on Schedule 14c (“Information Statement”) with the Securities Exchange Commission (“SEC”) and a final information statement will be disseminated to all stockholders to effect the above actions in compliance with Rule 14c-2 of the Securities Exchange Act of 1934.

Changes to the Board of Directors and Management

On April 21, 2015, the Company notified its three independent directors Messrs. Blas Moros, Lester Rosenkrantz and David Sasnett that each of them would not be nominated to serve as members of the Board of Directors (“Board”) for another term. Mr. Michael Hansen remains as a sole member of the Board until the earlier of (i) the next Annual Meeting of the stockholders of the Company or (ii) March 31, 2016.

On May 6, 2015, the Company announced the appointment of six new directors which included a new Chairman of the Board by Mr. Hansen, the holder of the majority of voting power of the Company. Of the seven Board members, five will be independent directors. The new Board will be seated approximately 20 calendar days after the mailing of the final information statement to stockholders in accordance with SEC regulations.

On May 5, 2015, the Company appointed Mr. Ivan Braiker as President and Chief Executive Officer, and Mr. Tom Virgin as Chief Financial Officer replacing Mr. Michael Hansen and Mr. Eric Nelson, respectively.

Sale of Common Stock

On April 30, 2015, the Company entered into a Stock Purchase Agreement with two unaffiliated foreign private investors for the sale of 20 million shares of common stock at $0.10 per share (“Stock Transaction”) for a total cash consideration of $2 million. The Stock Transaction closed on May 12, 2015.

Off-Balance Sheet Arrangements

At March 31, 2015 and 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

As previously reported in our Form 10-K for the year ended September 30, 2014, as a result of our principal executive officer’s and principal financial and accounting officer’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2014, we identified the material weaknesses in internal control over financial reporting as of September 30, 2014. These material weaknesses had not been remediated as of March 31, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Monitoring of internal control over financial reporting, and period end financial closing

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

There were no material legal proceedings during the three months ended March 31, 2015.

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

DubLi, Inc.

Date: May 14, 2015	By:	/s/ IVAN BRAIKER
Ivan Braiker President and Chief Executive Officer

