Form 10-Q
period 2015-06-30
Ominto, Inc.
filed 2015-08-14
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015, or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________.

Commission File Number 0-49801

OMINTO, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-4067623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100-112th Avenue NE, Suite 350

Bellevue, WA 98004

(Address of principal executive offices)

561-362-2381

(Registrant’s telephone number, including area code)

DUBLI, INC.

6750 N. Andrews Ave, Suite 200

Ft. Lauderdale, FL 33309

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

The number of shares outstanding of each of the issuer’s classes of stock, as of August 14, 2015 is as follows:

Number of shares of Preferred Stock outstanding: 185,000

Number of shares of Common Stock outstanding: 537,371,821

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ominto, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,433,474	$2,111,812
Restricted cash	1,267,777	904,465
Other receivables and prepaid expenses	1,083,738	441,153
Deferred costs	6,053,807	3,387,549
Land held for sale	-	1,225,269

Total current assets	10,838,796	8,070,248
Property and equipment, net	1,335,625	1,442,708
Other assets	-	45,045

TOTAL ASSETS	$12,174,421	$9,558,001

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current liabilities
Accounts payable	$785,233	$1,916,297
Amounts payable to Business Associates	2,078,293	1,820,905
Customer deposits	1,608,355	1,054,190
Other payables and accrued liabilities	2,959,728	2,383,661
Note payable	-	500,000
Amounts due to related parties	5,057,055	6,438,948
Deferred subscription fee revenues	12,611,143	6,141,882
Deferred advertising revenues	70,227	1,052,845
Liabilities of discontinued operations	212,347	652,419

TOTAL LIABILITIES	25,382,381	21,961,147

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
25 million shares authorized, $0.01 par value, 185,000 shares issued and outstanding	1,850	1,850
Common stock
700 million (2015) and 500 million (2014) shares authorized, $0.001 par value, 452 million (2015) and 432 million (2014) shares issued and outstanding	452,371	432,204
Additional paid-in-capital	27,488,664	25,115,841
Accumulated other comprehensive income (loss)	796,279	(353,051)
Accumulated deficit	(41,947,124)	(37,599,990)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(13,207,960)	(12,403,146)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,174,421	$9,558,001

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Business license fees	$1,218,352	$390,437	$3,305,784	$1,885,386
Membership subscription fees and commission income	3,495,656	470,517	9,074,147	1,235,332
Advertising and marketing programs	51,012	268,045	949,884	268,045
Others	9,776	(36,849)	21,668	146,594

	4,774,796	1,092,150	13,351,483	3,535,357
Cost of revenues	3,102,014	686,255	8,738,903	1,507,724

Gross income	1,672,782	405,895	4,612,580	2,027,633
Selling, general and administrative expenses	2,989,706	1,924,280	9,265,426	6,642,011

Loss from operations	(1,316,924)	(1,518,385)	(4,652,846)	(4,614,378)
Interest expense	19,624	10,103	79,820	19,277

Loss before income taxes	(1,336,548)	(1,528,488)	(4,732,666)	(4,633,655)
Income taxes	-	-	-	-

Loss from continuing operations	(1,336,548)	(1,528,488)	(4,732,666)	(4,633,655)
Income from discontinued operations, net of taxes	136,641	994,003	385,532	5,268,086

Net income (loss)	$(1,199,907)	$(534,485)	$(4,347,134)	$634,431

Earnings (loss) per share
Basic and diluted:
Continuing operations	$0.00	$0.00	$(0.01)	$(0.01)
Discontinued operations	$0.00	$0.00	$0.00	$0.01

Weighted average shares outstanding
Basic and diluted	442,856,852	432,204,678	435,794,422	432,188,306

See accompanying notes to condensed consolidated financial statements (unaudited).

4

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(1,199,907)	$(534,485)	$(4,347,134)	$634,431
Foreign currency translation adjustment	(536,322)	44,587	1,149,329	(123,695)

Comprehensive income (loss)	$(1,736,229)	$(489,898)	$(3,197,805)	$510,736

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Loss from continuing operations	$(4,732,666)	$(4,633,655)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	156,297	148,940
Stock-based compensation	392,990	476,315
Gain on sale of land	(17,321)	-
Changes in operating assets and liabilities:
Restricted cash	(363,312)	85,061
Other receivables and prepaid expenses	(642,585)	(213,834)
Deferred costs	(2,666,258)	(290,460)
Other assets	45,045	50,432
Accounts payable	(1,131,063)	1,126,747
Amounts payable to Business Associates	257,388	(1,168,769)
Customer deposits	554,165	370,295
Other payables and accrued liabilities	576,067	729,098
Amounts due to related parties – services rendered	(381,893)	973,469
Deferred subscription fee revenues	6,469,261	531,599
Deferred advertising revenues	(982,618)	(264,559)
Long term payable	-	150,000

Net cash flows from continuing operations	(2,466,503)	(1,929,321)

Income from discontinued operations	385,532	5,268,086
Net change in asset and liabilities of discontinued operations	(440,072)	(5,356,925)

Net cash flows from discontinued operations	(54,540)	(88,839)

Net cash flows from operating activities	(2,521,043)	(2,018,160)

Cash flows from investing activities:
Purchase of equipment and software	(43,912)	(21,342)
Proceeds from sale of land	1,242,590	812,537

Net cash flows from investing activities	1,198,678	791,195

Cash flows from financing activities:
Proceeds from common stock issuances	2,000,000	-
Repayment of note payable – related party	(1,000,000)	-
Repayment of note payable – third party	(500,000)	-
Proceeds from note payable and advances – related party	-	761,347
Proceeds from note payable – third party	-	500,000

Net cash flows from financing activities	500,000	1,261,347

Effect of exchange rate changes	1,144,027	(123,440)

Net change in cash and cash equivalents	321,662	(89,058)
Cash and cash equivalents, beginning of period	2,111,812	131,422

Cash and cash equivalents, end of period	$2,433,474	$42,364

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company

On June 26, 2015, the Company changed its name to Ominto, Inc. from DubLi, Inc. Ominto, Inc., (“Ominto,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global E-commerce Cashback and network marketing company which operates a worldwide shopping portal. We market membership subscriptions directly to consumers and through partnership programs including our network marketing subsidiary. The Company is organized in Nevada and its principal executive offices are located in Bellevue, Washington. The Company’s wholly owned subsidiaries are incorporated in Florida, the British Virgin Islands, Cyprus, the United Arab Emirates, India and Singapore.

Our E-commerce Cashback transactions throughout the world are conducted through DubLi.com’s shopping portal websites. Beginning, September 2015, we will add an Ominto.com website which will also offer Cashback transactions. We have a large network of independent Business Associates that sell our E-commerce Cashback products.

Effective March 28, 2013 the Company discontinued its auctions program. Prior to March 28, 2013, Ominto’s principal business included reverse auctions conducted online that were designed to: (i) sell its proprietary electronic gift cards; and (ii) enable consumers to purchase merchandise through its shopping portals from online retailers at discount prices.

Mr. Michael Hansen, who is a director, has a direct ownership of approximately 79.8 million shares of our common stock and 185,000 shares of our Super Voting Preferred Stock as of June 30, 2015. Each share of our Super Voting Preferred votes as 2,000 shares of common stock. As a result, Mr. Hansen had the power to cast approximately 55% of the votes that could be cast by our stockholders. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution or merger of the Company, sale of all of the Company’s assets or changing the size and composition of the Board of Directors.

Liquidity

The Company incurred accumulated losses for the period from our inception through June 30, 2015 of approximately $41.9 million. As a result, the Company had stockholders’ equity and working capital deficits of approximately $13.2 million and $14.5 million, respectively, as of June 30, 2015. However, the calculation of working capital deficit includes $12.7 million of deferred revenues resulting from our sales of yearly membership subscriptions which we recognize ratably and which are not subject to a repayment or refund. Our adjusted working capital deficit net of deferred revenues would be $1.9 million.

We continue to refine our Cashback product offerings and improve our shopping portal, which places additional demands on future cash flows and may decrease liquidity. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our shopping portal and revenues generated from our operations, the impact of competitive product offerings, and whether we are successful in acquiring additional customers on a large scale basis through partners. We also intend to increase our efforts to recruit Business Associates; we expect that a larger number of Business Associates will increase sales of our E-commerce Cashback products. The marketing efforts will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenues from operations, adequately addressing competitive pressures, acquiring additional customers through partners or growing our network of Business Associates.

On May 12, 2015, the Company sold 20 million shares of common stock at $0.10 per share in a private placement for a total cash consideration of $2 million to two unaffiliated foreign investors. The proceeds were used for working capital.

On June 28, 2015, the Company closed the sale of a parcel of land in Dubai to an unaffiliated purchaser for approximately $1.2 million and did not realize any significant gain on the disposal.

As of June 30, 2015, we owed Mr. Hansen a total of approximately $4.8 million in loans, advances and deferred salary for services rendered. Mr. Hansen has also provided a revolving loan commitment to fund up to $5 million through December 31, 2015; $3.5 million is available to be drawn down and $1.5 million has been borrowed. During July and August 2015, the Company made a total cash repayment of $2.5 million to Mr. Hansen for amounts due to him on the unsecured note, advances and services rendered. In addition, $2 million of advances from Mr. Hansen were converted to 20 million shares of common stock at $0.10 per share.

On August 13, 2015, the Company sold 20 million shares of common stock at $0.10 per share for a total cash consideration of $2 million to a former substantial stockholder. In conjunction with the sale, a warrant was also issued for the purchase of up to 25 million shares of common stock at $0.10 per share, exercisable for a period of one year from the date of issuance of the warrant.

On August 13, 2015, the Company sold 5 million shares of common stock at $0.10 per share in a private placement for a total cash consideration of $0.5 million to a former lender to the Company. In conjunction with the sale, a warrant was also issued for the purchase of up to 5 million shares of common stock at $0.05 per share, exercisable for a period of sixty days from the date of issuance of the warrant.

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

The condensed consolidated financial statements include the accounts of Ominto, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, (“FASB”), issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is permitted as of the effective date. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires that for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued Accounting Standards Update No. ASU 2014-17 Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-17”).  This ASU 2014-17 provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.   The amendments in ASU 2014-17 are effective November 18, 2014 and an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event.  The effects of ASU 2014-17 will depend on any future events whereby we obtain control of an entity and elect to apply pushdown accounting.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 Income Statement -Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). This ASU 2015-01 is part of the FASB’s initiative to reduce complexity in accounting standards and eliminates from US GAAP the concept of extraordinary items, which were previously required to be segregated from the results of ordinary operations and shown separately in the income statement, net of tax, after income from continuing operations. Entities were also required to disclose applicable income taxes for the extraordinary item and either present or disclose earnings-per-share data applicable to the extraordinary item. Items which are considered both unusual and infrequent will now be presented separately within income from continuing operations in the income statement or disclosed in notes to the financial statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Companies may apply ASU 2015-01 prospectively, or may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing the income (loss) attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The potential impact of all common stock equivalents were excluded from the number of shares outstanding used for purposes of computing net loss per share as the impact of such equivalents was anti-dilutive due to the loss from continuing operations. Potential dilutive securities, which consisted of outstanding stock options and other compensation arrangements not included in dilutive weighted average shares for the three months ended June 30, 2015 and 2014 were approximately 117,000 and nil, respectively, and for the nine months ended June 30, 2015 and 2014, were approximately 13,000 and 200,000, respectively.

Segment Policy

The Company derives its revenues from the E-Commerce cashback and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and Auctions segment (reported as discontinued operations) as described in Note 12 - Segment Information.

3. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. Amounts of restricted cash held, by type of currency were as follows:

	June 30,	September 30,
	2015	2014

Euro	$119,218	$206,312
Australian Dollar	15,988	77,563
United States Dollar	1,132,571	620,590

Total	$1,267,777	$904,465

4. Deferred Costs

Deferred costs represent commission costs which are directly related to: (i) unearned subscription fees which are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled. Deferred costs expensed are included in cost of revenues.

5. Land Held for Sale

	June 30,	September 30,
	2015	2014

Cost	$-	$2,114,412
Less: Valuation allowance	-	(889,143)

	$-	$1,225,269

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

On February 9, 2015, the Company entered into a Property Sale Agreement – Memorandum of Understanding for the sale of the second parcel with an unaffiliated third party for approximately $1.2 million. The transaction closed on June 28, 2015 and the gain on sale of approximately $17,000 was recorded in selling, general and administration expenses.

6. Property and Equipment

Property and equipment comprised the following:

	June 30,	September 30,
	2015	2014

Land:
Held for sales incentives	$3,562,500	$3,562,500
Less: Valuation allowance	(2,687,752)	(2,687,752)

	874,748	874,748

Computers and equipment	346,491	308,004
Computer software	690,565	690,565
Furniture and fixtures	108,230	102,805

	1,145,286	1,101,374
Accumulated depreciation	(684,409)	(533,414)

	460,877	567,960

Total	$1,335,625	$1,442,708

Land Held for Sales Incentives

The Company acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of June 30, 2015, the land value of approximately $0.9 million consisted of the contract price and land filled cost of approximately $3.6 million less a valuation allowance of approximately $2.7 million that was based on Management’s evaluation of the estimated fair value.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Business Associates upon attaining certain performance objectives.

Depreciation

Depreciation expense was $51,721 and $49,653, for the three months ended June 30, 2015 and 2014, respectively, and $156,297 and $148,940 for the nine months ended June 30, 2015 and 2014, respectively.

7. Amounts Due to Related Parties

Amounts due to related parties comprised the following:

	June 30,	September 30,
	2015	2014

Unsecured note payable to Mr. Hansen	$1,500,000	$2,500,000
Amounts due for advances by Mr. Hansen	2,566,735	2,566,735
Amounts due for services rendered	990,320	1,372,213

	$5,057,055	$6,438,948

The unsecured note payable to Mr. Hansen amounting to $1.5 million as of June 30, 2015 will mature on December 31, 2015 and carries interest at the rate of 6% per annum. On October 17, 2014, the Company repaid the principal amount of $1 million borrowed during fiscal 2013.

During July and August 2015, the Company made a total cash repayment of $2.5 million to Mr. Hansen for amounts due to him on the unsecured note, advances and services rendered. In addition, $2 million of advances from Mr. Hansen were converted to 20 million shares of common stock at $0.10 per share.

Amounts due for services rendered are comprised of accrued compensation due to the officers of the Company. The amounts due for advances and services rendered are non-interest bearing and have no terms of repayment.

8. Discontinued Operations

The Company discontinued all auctions activities effective March 28, 2013. As a result, the operating results for the auctions program have been reclassified to income from discontinued operations in the condensed consolidated statements of operations.

During the three months ended June 30, 2015 and 2014, income from discontinued operations, net of taxes recognized from Credits breakage amounted to approximately $137,000 and $994,000, respectively, and during the nine months ended June 30, 2015 and 2014 amounted to approximately $0.4 million and $5.3 million, respectively. All the costs associated with the Credits have been fully expensed as of the effective date of the termination.

Included in liabilities of discontinued operations at June 30, 2015 and September 30, 2014 are unused Credits of approximately $0.2 million and $0.7 million, respectively.

9. Income Taxes

We conduct business globally and operate in a number of foreign jurisdictions in addition to the United States. For the three months and nine months ended June 30, 2015 and 2014, our reported income tax rate was lower than the US federal statutory rate primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net income or losses for the periods, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

10. Common Stock

As of June 30, 2015, a total of approximately 3.8 million shares were committed for issuance and reflected as issued on the books of the Company, but stock certificates were not issued due to certain administrative and documentation requirements. The shares of common stock were in respect of the following: (a) the receipt of cash proceeds from an investor for $6,000, or $0.10 per share, (b) the receipt of cash proceeds totaling approximately $294,000 from the exercise of stock options at a price of $0.15 per share, (c) the issuance of a stock award pursuant to a consulting agreement valued at $95,000 or $0.19 per share, (d) the payment of bonus incentive for $100,000 or $0.09 per share, and (e) the issuance of stock for services amounting to $25,000 or $0.15 per share. Certificates for these shares committed for issuance are expected to be issued during fiscal year 2015.

On June 9, 2015, the Company’s stockholders approved to increase the number of: (i) shares of common stock authorized for issuance from 500 million to 700 million, and (ii) shares of common stock reserved for issuance under the Company’s Amended and Restated 2010 Omnibus Equity Compensation Plan (“Omnibus Plan”) from 50 million to 150 million.

11. Stock-Based Compensation

On June 9, 2015, the Company’s stockholders approved an increase of shares of common stock reserved for issuance under the Company’s Omnibus Plan from 50 million to 150 million. The Omnibus Plan’s participants include board members, executives, employees and certain consultants and advisers of the Company and the Omnibus Plan has been implemented in order to attract, incentivize and retain highly qualified individuals and keep the Company competitive with other companies with respect to executive compensation. Awards under the Omnibus Plan may be made to participants in the form of (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Omnibus Plan and the law.

Stock-based compensation expense for the three months ended June 30, 2015 and 2014 was $355,748 and $73,782, respectively, and for the nine months ended June 30, 2015 and 2014, was $392,990 and $476,315, respectively. During the three months ended June 30, 2015, the Company granted 22 million stock options to two current employees and one former employee. Unamortized stock option compensation expense at June 30, 2015 was approximately $3.1 million and is expected to be recognized over a period of 4.9 years.

12. Segment Information

The Company divides its product and service lines into two segments: (i) E-Commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and (ii) Auctions segment (reported as discontinued operations).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
E-Commerce and memberships
Revenues	$4,774,796	$1,092,150	$13,351,483	$3,535,357
Cost of revenues	3,102,014	686,255	8,738,903	1,507,724

Gross income from continuing operations	$1,672,782	$405,895	$4,612,580	$2,027,633

Discontinued operations
Revenues	$136,641	$994,003	$385,532	$5,268,086
Cost of revenues	-	-	-	-

Income from discontinued operations, net of taxes	$136,641	$994,003	$385,532	$5,268,086

The total revenues recorded in our four geographic regions are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenues:
European Union	$817,428	$926,307	$2,317,928	$2,949,858
North America	2,919,041	945,993	8,491,876	4,207,689
Australia	202,785	77,437	598,903	268,004
Global	972,183	136,416	2,328,308	1,377,892

	$4,911,437	$2,086,153	$13,737,015	$8,803,443
Represented by revenues from:
Continuing operations	$4,774,796	$1,092,150	$13,351,483	$3,535,357
Discontinued operations	136,641	994,003	385,532	5,268,086

	$4,911,437	$2,086,153	$13,737,015	$8,803,443

13. Subsequent Events

Repayment to Related Parties

During July and August 2015, the Company made a total cash repayment of $2.5 million to Mr. Hansen for amounts due to him on the unsecured note, advances and services rendered. In addition, $2 million of advances from Mr. Hansen were converted to 20 million shares of common stock at $0.10 per share.

Sale of Securities

On August 13, 2015, the Company sold 20 million shares of common stock at $0.10 per share for a total cash consideration of $2 million to a former substantial stockholder. In conjunction with the sale, a warrant was also issued for the purchase of up to 25 million shares of common stock at $0.10 per share, exercisable for one year from the date of issuance of the warrant.

On August 13, 2015, the Company sold 5 million shares of common stock at $0.10 per share in a private placement for a total cash consideration of $0.5 million to a former lender to the Company. In conjunction with the sale, a warrant was also issued for the purchase of up to 5 million shares of common stock at $0.05 per share, exercisable for a period of sixty days from the date of issuance of the warrant.

Grant of Securities

On August 14, 2015, the Company granted its founder, and former President and Chief Executive Officer, Michael Hansen, 40 million shares of common stock which shares will be legended as restricted securities. The issuance of shares to Mr. Hansen is to recognize his contributions to the Company and the shares are fully vested. The Company’s Board of Directors had approved issuance of 35 million shares of its common stock in 2014, and was unable to issue such shares to Mr. Hansen for reasons unrelated to Mr. Hansen’s outstanding service to the Company. The current board evaluated the assistance that Mr. Hansen provided outside of his employment contract that included loaning necessary funds to the Company and arranging for Company financing when the Company had no collateral or commercial borrowing power. These services enabled the Company to remain in business.

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

The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

●	our inability to sell enough Cashback products, generate enough customers or enough purchasing activity for our shopping portal;

●	our inability to maintain a growing base of Business Associates;
●	our inability to generate sufficient cash flows from operations or to secure sufficient capital to enable us to maintain our current operations or support our intended growth;

●	our failure to adapt to technological changes;

●	increased competition;

●	increased operating costs;

●	changes in legislation applicable to our business;

●	our failure to improve our internal controls; and

●	our failure to maintain registration of shares of our Common Stock under the Exchange Act.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our condensed consolidated results of operations for the three months and nine months ended June 30, 2015 compared to the three months and nine months ended June 30, 2014; and (ii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included in this Report.

Overview

Ominto, Inc. has created a framework for attracting and maintaining customers around the world through an E-commerce Cashback based shopping and travel community. Ominto adapts to changes in the E-commerce marketplace, has established a global shopping portal and has expertise in understanding and capitalizing on international economic trends and changing consumer behaviors.

Ominto is a global E-commerce Cashback and network marketing company that operates an online shopping portal through which our customers search and purchase products offered by various online stores, including consumer products, travel related products and services. Our worldwide online transactions are conducted through the DubLi.com shopping portal. We have a large international network of independent Business Associates that sell and use our various E-commerce Cashback products.

During an October 2014 sales conference, the Company introduced a promotional campaign which offered additional commission incentives to Business Associates for sales of membership subscriptions through their respective network of Business Associates. The promotional campaign generated increased sales activity and as a result we reported an increase in revenues and a corresponding increase in cost of revenues (principally commissions) during the three months and nine months ended June 30, 2015.

During the three months and nine months ended June 30, 2015 and 2014, our revenues from continuing operations were generated primarily from (a) business license fees paid by Business Associates and partner program participants; (b) membership subscription fees; (c) commission income from participating online shops and stores affiliated with our online shopping portal arising from the purchase transactions our customers generated; and (d) advertising and marketing programs. Our revenues from discontinued operations during the three months and nine months ended June 30, 2015 and June 30, 2014 were recognized from Credits breakage associated with inactive Business Associates.

The components of revenues for the three months and nine months ended June 30, 2015 are summarized as follows:

	June 30, 2015
	Three Months	Nine Months
	Ended	Ended
E-Commerce and Memberships
Business license fees	$1,218,352	$3,305,784
Membership subscription fees and commission income	3,495,656	9,074,147
Advertising and marketing programs	51,012	949,884
Other	9,776	21,668

	4,774,796	13,351,483
Discontinued operations	136,641	385,532

Total revenues	$4,911,437	$13,737,015

Business license fees arise from fees paid by our Business Associates and our partner program participants. The fees from Business Associates enable them to sell Ominto’s products. Fees paid by our partners allow them to receive either a white label solution or a referral program that their customers or donors can use to make cashback purchases through our online shopping portal. The partner earns commissions derived from membership subscription fees as well as a portion of the commission income received from our affiliates. Generally, our partner program participants pay a monthly maintenance fee to remain as an active member.

Effective April 2014, our Business Associates were required to purchase our membership subscription products in the form of qualifying vouchers or membership packages for Business Associates or membership packages for Ominto’s customers as described below. Prior to this they paid a monthly maintenance fee.

Membership subscription fees are paid by customers to receive a higher level of cashback (compared to free users) when they use our cashback shopping portal to make purchases. We offer choices of a free membership package and two different paid membership subscription packages (Premium and V.I.P.), to customers that enable them to earn cash back from all the purchases that they make online through our shopping portal. The Premium and V.I.P. membership subscription packages allow our customers to earn a higher percentage of cashback on their purchases. For the Premium members, we charge a monthly subscription fee and for the V.I.P. members we charge an annual subscription fee.

Commission income is the amounts we receive from affiliates for purchases made on our shopping portal. We share this commission income with our customers in the form of cashback.

Our network marketing organization of Business Associates is represented in approximately 100 countries throughout the world. Our Business Associates market a variety of Cashback products to their customers, many of whom are also recruited to become Business Associates themselves. Business Associates earn commissions both on Premium and V.I.P. products that they sell directly, as well as on “downstream” sales of products made by Business Associates that they recruit into the marketing network. Business Associates also earn commissions on purchase transactions from their customers and downstream customers who shop on our shopping portal.

Trends in Our Business

We continue to focus our resources on potentially more profitable programs related to our E-commerce shopping portal. We believe that shopping transactions continue to shift from traditional to online retailers as the digital economy evolves. This shift has enabled us to provide a continued growth in revenue. However, our revenue growth rate to date may not be sustainable due to factors, including increasing competition, and increasing maturity of the online shopping portal market. We plan to continue to invest in our shopping portal and increase our customer base through partner programs and our Business Associates, but cannot provide any assurance that such investments will result in increased revenues or net income.

In order to increase the sale of our Cashback products, we are working to add dedicated private-label Cashback shopping portals that businesses can use to offer consumer products, travel related products and services, which will increase the number of consumers purchasing products and services through our offerings. We have also begun to implement incentive offerings to attract new customers to increase revenues from commissions as well as to introduce new advertising programs to increase our advertising revenues.

Traditional retail seasonality has affected our results of operations, and is likely to continue to do so. Online shopping generally slows during the summer months, and shopping (whether traditional or E-commerce) typically increases significantly during the holiday season in the fourth quarter of each calendar year. These seasonal trends have caused, and will likely continue to cause fluctuations in our quarterly results.

Increasing our revenues involves investment in our data centers, corporate facilities, information technology infrastructure, and human resources. We expect the following to be important components in our business strategy: (i) “Partner” programs whereby we partner with large retail customer bases interested in earning additional revenues by co-branding our shopping and travel related shopping portal; and (ii) expansion in new markets and countries. We expect that the gross cost of revenues will increase and may also increase as a percentage of revenues in future periods, primarily due to forecasted increases in costs, including customer acquisition costs, data center costs, credit card and other transaction fees, and content acquisition costs.

As we expand our shopping programs and other products to international markets, we continue to increase our exposure to fluctuations in foreign currency to US dollar exchange rates.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Consolidated Results

Net loss for the three months ended June 30, 2015 and 2014 were approximately $1.2 million and $0.5 million, respectively. The increase in the net loss was primarily due to a reduction in income from discontinued operations of approximately $0.9 million. Loss from continuing operations decreased $0.2 million. Further discussions on the results from continuing operations and discontinued operations are provided in the following paragraphs.

Continuing Operations

Revenues were approximately $4.8 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively. The increase was primarily due to an increase in: (i) business license fees from Business Associates and partner program participants as a result of higher Business Associates and partner headcounts; (ii) membership subscription fees from increased sales of membership packages partly from an ongoing promotional campaign undertaken during October 2014; and (iii) commission income received from online shops and stores as a result of higher purchase transactions by our customers shopping through our shopping portal.

Gross income was approximately $1.7 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively. The increase was primarily due to higher revenues recorded during the three months ended June 30, 2015 as described above. There was no material variance in the gross income as a percentage of revenues.

Selling, general and administrative (“SGA”) expenses were approximately $3.0 million and $1.9 million for the three months ended June 30, 2015 and 2014, respectively. The increase was primarily due to an increase of $0.4 in outside service fees and $0.8 million in payroll costs. Details of our SGA expenses are summarized as follows:

	For the three months ended June 30,
(All amounts in $ thousands)	2015	2014	Change

Advertising and marketing costs	$24	$17	$7
Depreciation	51	50	1
Outside service fees	867	486	381
Payroll costs	1,881	1,046	835
Rent and office expenses	207	51	156
Banking and processing fees	204	119	85
Foreign exchange	(381)	5	(386)
Travel expenses and others	136	150	(14)

Total	$2,989	$1,924	$1,065

Discontinued Operations

The Company recognized Credits breakage associated with inactive Business Associates during the three months ended June 30, 2015 of $0.1 million as compared to $1.0 million for the three months ended June 30, 2014. The decrease was due to fewer inactive Business Associates that met the criteria of recognition of revenue for breakage.

Foreign Currency Translation Adjustment

Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. To the extent the US dollar weakens against foreign currencies, this translation methodology results in these foreign current transactions increasing the revenues, operating expenses and net income or loss. Similarly, our consolidated revenues, operating expenses and net income or loss will decrease when the US dollar strengthens against foreign currencies.

The US dollar average rate weakened against the Euro during the three months ended June 30, 2015 which resulted in a loss on translation of approximately $0.5 million as compared to a strengthened US dollar for the three months ended June 30, 2014 which resulted in a gain on translation of approximately $45,000.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

Consolidated Results

Net loss for the nine months ended June 30, 2015 was approximately $4.3 million as compared to a net income of approximately $0.6 million for the nine months ended June 30, 2014. The increase in net loss was primarily due to a reduction in income from discontinued operations of approximately $4.9 million and an increase in loss from continuing operations of approximately $0.1 million. Further discussions on the results from continuing operations and discontinued operations are provided in the following paragraphs.

Continuing Operations

Revenues were approximately $13.4 million and $3.5 million for the nine months ended June 30, 2015 and 2014, respectively. The increase was primarily due to an increase in: (i) business license fees from Business Associates and partner program participants as a result of higher Business Associates and partner headcounts; (ii) membership subscription fees from increased sales of membership packages partly from a promotional campaign to Business Associates undertaken during October 2014; (iii) commission income received from online shops and stores as a result of higher purchase transactions by our customers shopping through our shopping portal; and (iv) revenues recognized from breakage associated with inactive Business Associates under the advertising and marketing programs.

Gross income was approximately $4.6 million and $2.0 million for the nine months ended June 30, 2015 and 2014, respectively. The increase was primarily due to higher revenues recorded during the nine months ended June 30, 2015 as described above. During the nine months ended June 30, 2015 and 2014, gross income as a percentage of revenues (after adjusting for certain components of non-commission revenues of approximately $1.0 million for the nine months ended June 30, 2014) were approximately 34% and 38%, respectively. The decrease was primarily due to a promotional campaign the Company undertook which resulted in an additional bonus commission payout to Business Associates during the nine months ended June 30, 2015. No comparable promotion was undertaken during the nine months ended June 30, 2014.

SGA expenses were approximately $9.3 million and $6.6 million for the nine months ended June 30, 2015 and 2014, respectively. The increase was primarily due to approximately: (i) $1.2 million in outside service fees relating to audit, legal, IT and other business consultants; (ii) $0.8 million in banking and processing fees as a result of higher transactions processed, and (iii) $0.9 million in payroll costs. Details of our SGA expenses are summarized as follows:

	For the nine months ended June 30,
(All amounts in $ thousands)	2015	2014	Change

Advertising expenses	$41	$155	$(114)
Depreciation	156	149	7
Outside service fees	2,769	1,572	1,197
Payroll costs	4,408	3,469	939
Rent and office expenses	490	598	(108)
Banking and processing fees	1,161	386	775
Foreign exchange	(368)	(36)	(332)
Travel expenses and others	608	349	259

Total	$9,265	$6,642	$2,623

Discontinued Operations

Income from discontinued operations was approximately $0.4 million and $5.3 million for the nine months ended June 30, 2015 and 2014, respectively. The decrease was primarily due to lower revenues recognized for Credits breakage associated with inactive Business Associates.

Foreign Currency Translation Adjustment

Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. To the extent the US dollar weakens against foreign currencies, this translation methodology results in these foreign current transactions increasing the revenues, operating expenses and net income or loss. Similarly, our consolidated revenues, operating expenses and net income or loss will decrease when the US dollar strengthens against foreign currencies.

The US dollar average rate strengthened against the Euro during the nine months ended June 30, 2015 which resulted in a gain on translation of approximately $1.1 million as compared to a weakened US dollar for the nine months ended June 30, 2014 which resulted in a loss on translation of approximately $0.1 million.

Liquidity and Capital Resources

Liquidity

We incurred accumulated losses for the period from our inception through June 30, 2015 of approximately $42 million. We continue to require additional financing to meet our working capital and capital expenditures requirements. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon our business plan and pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

We continue to refine our Cashback product offerings and improve our shopping portal, which places additional demands on future cash flows and may decrease liquidity. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our shopping portal and revenues generated from our operations, the impact of competitive product offerings, and whether we are successful in acquiring additional customers on a large scale basis through partner. We also intend to increase our efforts to recruit Business Associates; we expect that a larger number of Business Associates will increase sales of our E-commerce Cashback products. The marketing efforts will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenues from operations, adequately addressing competitive pressures, acquiring additional customers through partners or growing our network of Business Associates.

On May 12, 2015, the Company sold 20 million shares of common stock at $0.10 per share in a private placement for a total cash consideration of $2 million to two unaffiliated foreign investors. The proceeds were used for working capital.

On August 13, 2015, the Company sold 20 million shares of common stock at $0.10 per share for a total cash consideration of $2 million to a former substantial stockholder. In conjunction with the sale, a warrant was also issued for the purchase of up to 25 million shares of common stock at $0.10 per share, exercisable for a period of one year from the date of issuance of the warrant.

On August 13, 2015, the Company sold 5 million shares of common stock at $0.10 per share in a private placement for a total cash consideration of $0.5 million to a former lender to the Company. In conjunction with the sale, a warrant was also issued for the purchase of up to 5 million shares of common stock at $0.05 per share, exercisable for a period of sixty days from the date of issuance of the warrant.

As of June 30, 2015, we owed Mr. Hansen a total of approximately $4.8 million in loans, advances and deferred salary for services rendered. Mr. Hansen has also provided a revolving loan commitment to fund the Company up to $5 million through December 31, 2015; $3.5 million is available to be drawn down and $1.5 million has been borrowed. During July and August 2015, the Company made a total cash repayment of $2.5 million to Mr. Hansen for amounts due to him on the unsecured note, advances and services rendered. In addition, $2 million of advances from Mr. Hansen were converted to 20 million shares of common stock at $0.10 per share.

The Company closed the sale of a parcel of land in Dubai for approximately $1.2 million. The proceeds were primarily used for working capital.

Cash in Foreign Subsidiaries

The Company has significant operations outside the United States. As a result, cash generated by and used in the Company's foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of June 30, 2015, the Company held approximately $1.8 million of unrestricted and approximately $1.3 million of restricted cash in foreign subsidiaries.

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

Subsequent Events

Repayment to Related Parties

During July and August 2015, the Company made a total cash repayment of $2.5 million to Mr. Hansen for amounts due to him on the unsecured note, advances and services rendered. In addition, $2 million of advances from Mr. Hansen were converted to 20 million shares of common stock at $0.10 per share.

Sale of Securities

On August 13, 2015, the Company sold 20 million shares of common stock at $0.10 per share for a total cash consideration of $2 million to a former substantial stockholder. In conjunction with the sale, a warrant was also issued for the purchase of up to 25 million shares of common stock at $0.10 per share, exercisable for a period of one year from the date of issuance of the warrants.

On August 13, 2015, the Company sold 5 million shares of common stock at $0.10 per share in a private placement for a total cash consideration of $0.5 million to a former lender to the Company. In conjunction with the sale, a warrant was also issued for the purchase of up to 5 million shares of common stock at $0.05 per share, exercisable for a period of sixty days from the date of issuance of the warrant.

Grant of Securities

On August 14, 2015, the Company granted its founder, and former President and Chief Executive Officer, Michael Hansen, 40 million shares of common stock which shares will be legended as restricted securities. The issuance of shares to Mr. Hansen is to recognize his contributions to the Company and the shares are fully vested. The Company’s Board of Directors had approved issuance of 35 million shares of its common stock in 2014, and was unable to issue such shares to Mr. Hansen for reasons unrelated to Mr. Hansen’s outstanding service to the Company. The current board evaluated the assistance that Mr. Hansen provided outside of his employment contract that included loaning necessary funds to the Company and arranging for Company financing when the Company had no collateral or commercial borrowing power. These services enabled the Company to remain in business.

Off-Balance Sheet Arrangements

At June 30, 2015 and 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

As previously reported in our Form 10-K for the year ended September 30, 2014, as a result of our principal executive officer’s and principal financial and accounting officer’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2014, we identified the material weaknesses in internal control over financial reporting as of September 30, 2014. These material weaknesses had not been remediated as of June 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Remediation Plans

To address the identified material weakness discussed in our Form 10-K for the year ended September 30, 2014, we have taken the following measures:

1.	Engaged an internal audit firm to assist with control assessment and remediation;
2.	Commenced a reorganization of our finance, accounting and other support staff to improve work flow and enhance internal controls;
3.	Hired a Director of Compliance to evaluate and implement corrective action on our material weaknesses; and
4.	Hired a Chief Technology Officer to oversee and implement proper internal control over IT and our business operating systems.

In addition, we have improved or are in the process of improving our internal controls as follows:

Control Environment

(a)	We have implemented a whistle-blower program and are in the process of implementing other programs to identify and manage fraud risks;
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

There were no material legal proceedings during the three months ended June 30, 2015.

ITEM 1A.	RISK FACTORS

There has been no material change to the risk factors relating to our business as disclosed in our Form 10-K for the year ended September 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 12, 2015, the Company sold 20 million shares of common stock at $0.10 per share in a private placement for a total cash consideration of $2 million to two unaffiliated foreign investors. The proceeds were used for working capital.

On August 13, 2015, the Company sold 20 million shares of common stock at $0.10 per share for a total cash consideration of $2 million to a former substantial stockholder. In conjunction with the sale, a warrant was also issued for the purchase of up to 25 million shares of common stock at $0.10 per share, exercisable for one year from the date of issuance of the warrant.

On August 13, 2015, the Company sold 5 million shares of common stock at $0.10 per share in a private placement for a total cash consideration of $0.5 million to a former lender to the Company. In conjunction with the sale, a warrant was also issued for the purchase of up to 5 million shares of common stock at $0.05 per share, exercisable for a period of sixty days from the date of issuance of the warrant.

On August 13, 2015, pursuant to a Conversion Agreement signed between the Company and Michael Hansen, $2 million of advances from Mr. Hansen were converted to 20 million shares of common stock at $0.10 per share.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

On August 14, 2015, the Company granted its founder, and former President and Chief Executive Officer, Michael Hansen, 40 million shares of common stock which shares will be legended as restricted securities. The issuance of shares to Mr. Hansen is to recognize his contributions to the Company and the shares are fully vested. The Company’s Board of Directors had approved issuance of 35 million shares of its common stock in 2014, and was unable to issue such shares to Mr. Hansen for reasons unrelated to Mr. Hansen’s outstanding service to the Company. The current board evaluated the assistance that Mr. Hansen provided outside of his employment contract that included loaning necessary funds to the Company and arranging for Company financing when the Company had no collateral or commercial borrowing power. These services enabled the Company to remain in business.

ITEM 6.	EXHIBITS

No.	Description

3.1	Certificate of Amendment to Articles of Incorporation of DubLi, Inc. as filed with the Nevada Secretary of State on June 15, 2015 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K/A filed on June 19, 2015).

3.2	Certificate of Amendment to Articles of Incorporation of DubLi, Inc. dated June 26, 2015 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on July 2, 2015).

4.1	Amended and Restated 2010 Omnibus Equity Compensation Plan (incorporated by reference to our DEF 14C filed on May 19, 2015).

10.1	Employment Agreement dated as of May 5, 2015, between DubLi, Inc. and Ivan Braiker.

10.2	Employment Agreement dated as of May 5, 2015, between DubLi, Inc. and Thomas Virgin.

10.3	Separation Agreement and General Release dated May 29, 2015, between DubLi, Inc. and Eric Nelson.

10.4	Stock Purchase Agreement dated as of April 30, 2015 between DubLi, Inc., Rune Evensen and David Hong Chuan Goh.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Ominto, Inc.

Date: August 14, 2015	By:	/s/ IVAN BRAIKER
Ivan Braiker President and Chief Executive Officer

