Form 10-K
period 2015-09-30
Ominto, Inc.
filed 2016-01-13
CIK 1097792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________to _______________.

 Commission File Number: 0-49801

OMINTO, INC.

NEVADA	13-4067623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 1110-112th Avenue NE, Suite 350

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of January 12, 2015 was $61.1 million.

As of January 12 2015, 11,007,071 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding and 185,000 shares of the registrant’s Preferred Stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III of this report is incorporated by reference from the registrant's definitive Proxy Statement for the election of directors which registrant intends to file with the Commission not later than 120 days after September 30, 2015.

Cautionary Statement Regarding Forward-Looking Statements

The discussion contained in this Form 10-K (“Report”) under the Securities Exchange Act of 1934, as amended, (“Exchange Act”), contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “believe,” “projects,” “could,” “would,” and similar expressions. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those indicated by our forward-looking statements as a result of various factors, including the risks and uncertainties described in the section of this report titled “Risk Factors”.

Factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, among other things:

●	risks related to our ability to continue as a going concern being in doubt;

●	our inability to generate enough customers or enough purchasing activity for our shopping websites;

●	our inability to establish and maintain a large growing base of Business Associates;

●	our failure to adapt to technological change;

●	increased competition;

●	increased operating costs;

●	changes in legislation applicable to our business;

●	our failure to improve our internal controls;

●	our inability to generate sufficient cash flows from operations or to secure capital to enable us to maintain our current operations or support our intended growth; and

●	our failure to maintain registration of shares of our common stock under the Exchange Act.

Our forward-looking statements are based on information currently available to us and speak only as of the date of this report. Unless required by law, we undertake no obligation to update or revise any forward-looking statements to reflect new information or future events or developments.

This report may contain market data related to our business, which may have been included in articles published by independent industry sources. Although we believe these sources are reliable, we have not independently verified this market data. This market data includes projections that are based on a number of assumptions. If any one or more of these assumptions turns out to be incorrect, actual results may differ from the projections based on these assumptions.

PART I

ITEM 1. BUSINESS

Background and Corporate Information

Ominto, Inc. (the “Company,” “Ominto,” “we,” or “us”) was incorporated under the laws of the State of Nevada on June 4, 1999 as Clamshell Enterprises, Inc., which name was changed to MediaNet Group Technologies, Inc. in May 2003, then to DubLi, Inc. on September 25, 2012, and finally to Ominto, Inc. as of July 1, 2015. The DubLi Network was merged into the Company, as its primary business in October 2009.

Prior to March 28, 2013, the Company, under the DubLi brand, had a principal business that consisted of reverse auction programs conducted online that were primarily designed to enable consumers to purchase merchandise at discounted prices. Effective March 28, 2013 the Company discontinued its auction program. Since March 2013, the Company’s business operations consisted of the operation of the DubLi Network and the operation of DubLi.com, a shopping portal which provides cash back to members on purchases made through the portal (“Cash Back”).

The Company’s principal executive offices are located in Bellevue, Washington. The Company’s operating subsidiaries are:

●	Dublicom Limited (“DUBLICOM”), a Cyprus limited company, which operates DubLi’s shopping and entertainment websites, and operated online auctions that were discontinued as of March 28, 2013;

●	DubLi Network Limited (“DubLi Network”), a British Virgin Islands limited company, which operates the DubLi’s global network of Business Associates;

●	DubLi Properties, LLC, a Delaware limited liability company, which holds certain rights to real estate in the Cayman Islands; and

●	Dubli India Private Limited, a Haryana, India company, which operates Ominto’s shopping and entertainment websites and Ominto’s global network of Business Associates in India.

Business Overview

Our Worldwide Cash Back Shopping Sites

Ominto is a global leader in online Cash Back shopping worldwide. The Company’s shopping portal currently serves customers in more than 100 countries. Using our consumer-adaptive e-commerce sites, shoppers are linked and can browse third party websites with different categories of products, which websites feature international and local brands, travel, coupons, discounts and vouchers. We have adapted our Cash Back platform to serve 12 international markets in 13 languages and currencies to strengthen our global e-commerce presence. Ominto’s websites feature some of the world’s most popular regional and international brands including Amazon.com®, Wal-Mart®, Nike®, Hotels.com®, Zalando®, Groupon™ and Expedia®. We receive a commission each time shoppers make a purchase on a third party website through our shopping portals. Ominto’s e-commerce platform allows consumers to shop at the same online stores they normally frequent and earn Cash Back with each purchase.

Ominto’s offer of Cash Back to shoppers on online shopping and travel purchases they would regularly make has universal appeal. We encourage shoppers to return repeatedly in order to earn more Cash Back. Our shopping website is designed to be user-friendly, with intuitive design and navigation, offering a broad selection and quality of merchants as well as digital coupons. We believe Ominto was first to market in many countries including Denmark, Germany, Russia, Switzerland, Austria and Spain with its Cash Back shopping and travel e-commerce platform. We expect to be the first mover in several additional countries over the next 18 months.

Our new Ominto.com shopping portal, launching in the second quarter of fiscal 2016, will operate as a global site tailored to country preference depending on where in the world the shopper is logging in from, as recognized by the location of the geo-IP. For example, when a customer logs in from Germany, the customer will only be offered German merchants and will make his or her purchases in local currency. We support several languages on our hosted portion of our shopping portal. Additionally, we will be able to personalize the shopping experience for our customers as described in more detail below.

We Personalize Our Shopping Websites: The Company’s personalized shopping platform delivers coupons, deals, and Cash Back to shoppers each time they use our platform to shop online. Ominto partners with thousands of global, online merchants and travel booking sites to deliver relevant, personalized saving opportunities to its shoppers. The new Ominto.com platform will recognize each customer’s preferred shopping locations and deliver a tailored shopping experience including preferred stores, language, currency, personalized direct mailings and relevant deals. The new Ominto.com platform will include more robust analytics, making it possible to personalize each customer’s shopping experience. As the shopper’s activities increase on our shopping websites over time, the level of personalization of the shopper experiences will also increase. By offering a shopping experience that becomes more customized and personal with increased usage, we can boost customer loyalty which is a key differentiator in the increasingly competitive landscape of the Cash Back industry. The new platform also includes a new mobile application which will allow us to offer discounts to shoppers on a real-time basis from most of the online merchants we work with.

We get Cash Back for Shoppers: We offer Cash Back to shoppers through relationships with thousands of merchants and travel booking sites from around the world. Retailers who join our shopping portal as participating merchants agree to pay commission income to us on goods and services purchased through our shopping portal at their online stores. The commissions are based on a set percentage of the completed customer purchase or a flat dollar amount for each transaction. We share a portion of those commissions with our shoppers in the form of Cash Back.

The amount of Cash Back a shopper receives depends upon the merchant, and is subject to change at any time by our merchants. Our portal is flexible and our merchants can offer extra discounts on demand. Ominto helps online retailers and brands drive sales and acquire new customers through our portal and mobile applications. Ominto enters into contracts with recognized industry leading affiliate networks (“Affiliates”) who have relationships with retailers. Retailers are able to identify consumer traffic referred by Ominto via our Affiliate tracking links and subsequently measure the sales they realized from it. Our retailers pay a commission to us only after a sale is made.

We plan to Offer Business Clients Custom Shopping Sites: Ominto expects to generate revenue from unique online shopping websites in two ways. First, we keep a portion of the commissions paid to us by retailers for our shoppers’ purchases. In addition, we receive separate fees from our business clients (“Partners”) custom shopping portals powered by our platform.

In the second quarter of fiscal 2016, we will launch a new website at Ominto.com aimed directly at our business clients. This more powerful website will more easily and efficiently offer Partners a way to monetize existing customer databases, as well get closer to customers.

For Partners with less than 50,000 participants, we offer co-branded sites. Our co-branded sites include our name and our Partner's name on the site, side by side. We pass on to our Partners a portion of the commission we earn from merchants for purchases by shoppers who have been referred by our Partners. In this way, Partners can offer their participants Cash Back benefits on qualifying purchases while they earn commissions on sales driven by their participants. Business client participants can include their customers, employees, investors and donors.

For Partners with more than 50,000 emails in their contact database, we will offer a white label version of the Ominto.com site. Our white label shopping and travel platform will give our Partners a professional, reliable web presence that builds loyalty and allows them to monetize their current contact database. The white-label site will not include the Ominto name, although it will be powered by our Ominto.com platform.

Our largest custom website is our DubLi.com shopping site, used by the DubLi Network Business Associates (“BAs”) to market our co-branded sites to companies and non-profit organizations with whom they have relationships. Through the existing BA relationships, we have over 1,000 corporate and non-profit Partners in over 40 countries. These Partners of DubLi Network BAs have the ability to market our shopping site to their own members who enter our website through a link of our Partners.

How We Help Our Partners Engage with their Customers on our Shopping Site: Ominto assists its Partners in engaging with their customers or constituents by providing them with sales materials such as seasonal promotional messaging, email campaigns and banner advertisements that are designed to be quick and efficient to deploy. Our Partners can use these sales materials to direct their members and constituents to their branded websites and receive compensation for resulting purchases made through the shopping portal. The enhanced online shopping experience offered to Partners' own members closely connects us both to our Partners and to their large and engaged consumer base in what we believe is a minimally intrusive manner.

When we launch our new portal, we will offer a “Referral Administration Dashboard” which will allow each Partner to review statistics tracking shopping activity and commissions generated from our site. Since each of our Partners approaches its own customers to use our shopping sites for future purchases, and these customers already identify with the Partner’s trusted brand, we find that shopping activity at our website has historically been higher for this group than non-referred traffic. We believe acquiring customers through a Partner is cost-effective and efficient. The program also serves to extend the Partner's brand and motivates its customers to return to its website again and again.

Consumer Shoppers Direct to our Site: While we do not aggressively market directly to shoppers, shoppers from around the world can shop directly at our portal for products offered by the various consumer products and travel related products and services.

Why Merchants Offer Cash Back: Our merchants want more customers on their own shopping websites, and after evaluating different forms of advertising, often choose an affiliate marketing model, like Cash Back. This is performance-based marketing in which an online merchant rewards companies offering Cash Back, like Ominto, for each referred customer who shops on its own shopping website. Affiliate marketing (also called performance marketing or pay-for-performance) allows retailers to maximize their return on investment (“ROI”) by leveraging the marketing efforts of other company websites to drive traffic to their own sites on a pay-for-performance basis. We believe that commissions paid to us are smaller than traditional advertising expenditures and are cost effective for merchants at driving ROI. The nature of sales tracking systems used in affiliate marketing measure customer behavior more accurately than sales tracking available in connection with other forms of advertising. Finally, site visitors arising from affiliate marketing are converted to customers at a higher rate than other site visitors.

DubLi Network - Network Marketing and Cash Back Shopping

An Ominto subsidiary operates DubLi Network, a worldwide network marketing business that allows entrepreneurs to build a business by marketing our DubLi.com online shopping portal and co-branded Partner shopping sites. Our DubLi Network subsidiary offers membership subscription packages to its BAs who are the Company’s sales and marketing engine driving traffic to DubLi.com.

Currently, DubLi Network has BAs operating in almost 100 countries. We pay a commission to our BAs when the BA’s customer makes a purchase that began on our DubLi.com shopping portal. BAs obtain their own customers with his/her marketing organization. BAs also are encouraged to build an organization of other BAs. BAs are compensated for their own direct customers and customers of BAs that are part of their organization. Each BA’s success is dependent on shoppers associated with its organization shopping at our retailers from the DubLi.com or other co-branded DubLi Partner Program sites. We believe our continued commitment to enhance our DubLi.com shopping portal will improve our BAs’ ability to attract both new shoppers and new down-line BAs.

Network marketing has been endorsed by some of the greatest business minds of the 21st century. Among many others, Warren Buffett (Pampered Chef) and Richard Branson (Vie At Home) own network marketing businesses. We believe network marketing is an efficient and viral referral business model. Publicly traded companies that generate billions in revenues through network marketing strategies include Nu skin™ and Health Sciences, to name a few.

We believe DubLi Network creates opportunities for entrepreneurs to build global distributor organizations that offer shoppers, whether enrolled by the BA or through one of our Partners, the opportunity to shop and receive Cash Back on purchases referred by the DubLi.com shopping portal, or a co-branded Partner shopping site. DubLi Network offers people from all walks of life the opportunity to build a career or second-income business by generating earnings from the products and services that consumers buy online every day. The business rewards BAs for their sales and marketing efforts through a referral-based income program. We believe DubLi Network has become one of the largest direct selling digital commerce companies in the world. As we expand into new countries, our BAs share the growth opportunity with us. According to Forrester Research, online shoppers spent $248 billion in 2014, more than $1,300 annual per shopper. With a rapidly growing target market of online shoppers, we believe DubLi Network is poised to benefit from these positive growth trends.

Success of our Programs

We believe the factors that influence the success of our Cash Back shopping websites include the following:

●	the number of participating Cash Back merchants on our portal;

●	the number of unique visitors and number of total visits to our sites;

●	our customer retention rates;

●	the continued expansion of The Dubli Network;

●	the success of our Business Associates and our contribution to their success;

●	our ability to competitively compensate Business Associates;

●	the development of new products and services;

●	the usability and acceptance of our new Cash Back mobile app,

●	the development of new advertising and marketing programs; and

●	the ability of our Partners to better engage their customer databases.

Industry

Technology-enabled commerce both online and through mobile devices has grown rapidly in the last ten years as consumers have changed how and where they research products and make purchase. In 2012, e-commerce sales topped $1 trillion for the first time. E-commerce has moved international trade towards more convenience and freedom, facilitating cooperation between different countries, and incorporating both developed and developing countries. Developing countries may currently be limited in their information technology (“IT”) infrastructure, but in the long term we believe they will develop better IT facilities, closing the gap with more developed countries. Countries like China and India offer well developed e-commerce transactions, particularly using mobile devices.

Despite the worldwide prevalence of e-commerce, the Cash Back e-commerce model is not well understood by consumers and has yet to be embraced, especially in developing markets. Ominto’s success is dependent on its ability to educate consumers and change potential customers’ behavior by causing the customer to first visit an Ominto websites and then be directed to a merchant’s e-commerce site to shop rather than navigating directly to the merchant’s own website. We intend on launching a browser extension, called SaveMate®, that will allow customers to earn Cash Back from a merchants’ site without first navigating from the Ominto.com site. When our shoppers load this browser extension on their devices, they will be reminded to use the Ominto.com site if they attempt to shop directly on a participating merchant's website. We anticipate that the launch of SaveMate® will coincide with the launch of our new Ominto.com platform in the second quarter of fiscal 2016.

Competition

We compete to attract both shoppers seeking savings on their online purchases and to attract merchants seeking to increase sales and acquire new customers. These markets are fragmented and rapidly changing, with limited barriers to entry. Our competition for consumer traffic includes other Cash Back and loyalty websites, digital coupon websites and mobile applications, retail e-commerce sites themselves, search engines, social networks and price-comparison shopping sites.

Ominto.com Competition

Our competition for consumer traffic includes other Cash Back and loyalty websites, digital coupon websites and mobile applications, all retail e-commerce sites, search engines, social networks and price-comparison shopping sites. We believe that our primary competitors include:

●	Ebates®, FatWallet®, Mr. Rebates®, and Shopathome™;

●	Cartera Commerce, which offers its program through banks, airlines and credit card companies in the US and around the world; and

●	To a lesser extent, digital coupon websites like RetailMeNot.com and Groupon.com that we believe attract consumers unfamiliar with Cash Back offerings.

On an international level, we compete against both traditional and online direct-selling companies for market share. Some of our international competitors include:

●	TopCashback, Quidco and Pouring Pounds (UK);

●	iGraal, Ebuyclub, Poulpeo, and Ceriseclub (France);

●	Encashit, Baggout, Cashkaro and Pennyful (India);

●	Poup and Cashola (Brazil); and

●	ShopBack (Singapore), 51Fanli (China).

DubLi Network Competition

DubLi Network marketing faces competition from an array of domestic and international; direct selling and network marketing companies. We believe we benefit from a dual-purpose business model in which we offer Cash Back to shoppers as well as provide a compelling earnings opportunity for Business Associates. However, we often compete on a regional or national basis with competitors that have greater financial resources than we do. The degree of competition in this segment of the industry varies widely from country to country. Some of our competitors in the Cash Back niche include Cashback Kaboom, Market America’s Shop.com and Lyoness®.

We also compete to attract and retain BAs with network marketing companies engaged in other businesses. Our competitors promise large earning opportunities to stand-out performers.

What Makes Us Different

We believe our competitive strengths are:

●	Our Technology. Ominto’s innovative shopping platform will have capabilities and features that differentiate our shopping portals from our competitors. Not only will our platform tailor the shopper’s experience based on his or her geographic location, but we will customize the shopper’s experience on Ominto portals based on the shopper’s behaviors. This customized shopping experience is refined further based upon each shopper’s activity on the portal. We believe that offering the best online shopping experience for e-consumers will earn customer loyalty. In the highly competitive Cash Back online industry, since Cash Back amounts do not vary widely among our competitors, more is required for our business to grow and thrive. Differentiating ourselves from our competitors is crucial for long term success and we believe that personalization is one of the best means to that end.

●	Our e-commerce platform will be able to continually increase the personalization of the site visits for each user without asking the shopper to input personal information or fill out a questionnaire. This capability provides our merchants a pleasant way to upsell and cross-sell their entire inventory while presenting options to the shopper that are relevant to that shopper’s preferences and tastes. This may include features such as personalization of the website content specifically for shoppers as well as automatic generation and delivery of customized email and direct message advertisements that are relevant to that particular shopper. Ominto will be able to deploy this technology across desktop computers and mobile devices. We believe that we are one of the few Cash Back sites to employ this level of sophisticated personalization. DubLi.com will also be powered by the new Ominto.com platform and will also enjoy the advantages of the enhanced platform and features.

●	Exceptional Customer Service. The personalized customer service offered by our Business Associates and our dedicated Ominto customer success team results in improved customer satisfaction.

●	Variety and Quality of Merchants. We are proud of the variety and quality of our merchants that include some of the most recognized brands in each geographic market. Our global acquisition team is tasked to continually seek out new merchants and maintain positive communication with our existing merchants.

●	Web Design. We anticipate that Ominto.com’s attractive and intuitive web design will enhance consumers experience on our platform.

●	Ominto Partner Programs. Ominto’s white label and co-branded sites are unique offerings providing Partners with a professional web presence for their own customers through access to a Cash Back shopping and travel portal. The program is a value-added feature that supplements the Partner's core business with both its customers and with its employees, investors and donors.

●	Geographic Flexibility. Ominto identifies its shoppers by geo-IP which provides customers with country specific merchant options from the moment they first log in. The Ominto platform recognizes each customer’s preferred shopping locations and delivers a tailored shopping experience including preferred stores, language, currency and deals.

In addition, our DubLi Network adds the following strengths:

●	Personal direct sales – Direct selling is a very effective form of advertising. DubLi Network Business Associates sell one-on-one to potential customers of DubLi.com with the ability to answer questions and address customer challenges in real time. Other forms of traditional advertising lack this level of personal contact.

●	Cost effective entry into new markets - We are working to establish an active DubLi Network sales force in countries Ominto is targeting for its growth. Beginning our marketing with a DubLi Network sales force allows us to cost effectively and efficiently enter a country without the expense of establishing a physical location. We benefit from the existence of an established sales force on the ground offering our DubLi.com product before we launch Ominto.com in any new country or territory.

●	Business Associate Support - DubLi Network provides excellent support services and comprehensive training to its BAs to facilitate growth of their individual businesses.

Growth Strategy

We have identified a number of strategic endeavors that we believe will result in the continued growth of the Company.

New Markets

Ominto uses a systematic approach to evaluating new market opportunities. Key factors include market size, e-commerce infrastructure, mobile and digital trends, and legal and government requirements. We target markets in which e-commerce growth is accelerating. For example, we used a first-to-market strategy in Denmark, Germany, Russia, Switzerland, Austria and Spain and we leveraged direct referrals from our BAs. We are now poised to add our Partners' existing customer bases using our strategic Partner programs. Our geographic expansion strategy helps us enter new markets with global momentum based on brand recognition created from leveraging our Partners' brands and existing marketing. We intend to partner with organizations that have access to large, captive audiences, including non-profit, telecommunications and publishing organizations. Many of the markets we plan to enter already have current DubLi Network BAs. In other markets we have hosted, or intend to host pre-launch DubLi Network events.

Technology

We plan to offer free Ominto apps in the iOS App Store and Google Play Store to strengthen our brand awareness and provide an even more convenient shopping experience for our shoppers. Our improved Apps will be included in our Ominto.com site launch in the second quarter of fiscal 2016 and will include all of the appealing features of our Web experience, and many more that are uniquely tailored to native Mobile Apps rather than mobile websites. This initiative leverages the desire of many mobile device owners for Mobile Apps rather than mobile websites. In addition, the Mobile App will allow us to offer localized coupons and specials on a real-time basis to our customers. We are also able to ensure that mobile sales and commissions owed to our shoppers are accurately tracked.

Our website is based on responsive web design which tailors design and development to respond to the user’s behavior and environment based on screen size, platform and orientation. As the user switches from laptop to tablet or other mobile devices, the website automatically adjusts to accommodate for resolution and image size.

We believe that our new personalized user account dashboard will increase site usage as shoppers receive information, newsletters and promotions related to their favorite brands and products. We intend to add community and social media features to the customer dashboard to make it even easier for members to recommend brands and products to their friends. On the strength of these recommendations, our shoppers will be more likely to return to our sites for their future purchases. We believe that this customization will encourage repeat visits and increase customer retention rates.

Encourage organic growth

We plan to send customized, personalized e-mails and newsletters with specials, coupons and holiday deals to our shoppers from our thousands of brand name merchants.

To cater precisely to shoppers’ preferences, we will also track how our shoppers interact on our websites, via e-mail, and on mobile devices to ensure that we send relevant, engaging communications. In order to ensure the best deals and Cash Back, we will offer advertising placement spots to our merchants and travel partners. Retailer participation in these sponsored positions will affect the personalization engine as the platform determines the ideal retailer, coupon, or offering for an individual consumer.

According to Experian Marketing Services, personalized promotional e-mailings garner 29% higher unique open rates and 41% higher unique click rates than non-personalized mailings. Personalized, triggered mailings have similar success, boasting 25% higher unique open rates and 51% higher unique click rates. Among promotional mailings, personalized e-mails produce six times the transaction rates and revenues per e-mail compared to non-personalized e-mails, while personalized, trigger campaigns create double the transaction rates of non-personalized trigger mailings.

Comprehensive Training and Education for Business Associates

In order to assist Business Associates, Dubli Network hosts Dubli Academy, a proprietary training and education program. During the third calendar quarter of 2014, DubLi Network introduced new courses and training materials, including Partner Program post-certification training to help BAs assisting Partners in building a group of their own members who make purchases on our shopping sites. We believe that these courses and materials improve the BA’s success rate and reduce BA attrition. We are also working to improve BA retention by providing additional sales and marketing tools to make DubLi Network more rewarding at a faster rate. We believe additional education will increase BA participation. During the second quarter of fiscal 2016, we intend to launch a new version of DubLi Academy that will provide education and knowledge as soon as a BA registers and will take them through the steps and features they need.

Improve Ominto Merchant Relations

In the first calendar quarter of 2015, we developed a team to work exclusively on merchant relations. This team ensures that our Cash Back commissions remain competitive, and actively negotiates exclusive coupons and specials for our members. They assist in obtaining new merchant relationship, in existing and new geographic markets. Cultivating sound relationships with our merchants is an important part of our current and future business. This team is also responsible for securing advertising placements on the shopping portal and for inclusion in customer communications.

Stimulate New Membership Growth Through Business Client Sites

In addition to training BAs for the DubLi Partner sales certification, the Company conducts its own outreach and marketing program for Partners. Ominto sends marketing tools, banners, brochures and a variety of other materials to its business clients. We include valuable tips on writing blogs, creating newsletter programs, and utilizing social media to help our Partners interact with their own customers more efficiently. Furthermore, the Partner team actively works with Partners who have very large customer databases and significant brand reach to create customized marketing material in line with their particular business model. During 2015, we enhanced our direct outreach to Partners through the addition of an enterprise sales manager and account manager to work directly with Partners to increase their marketing outreach.

Government Regulations

In both the United States and foreign markets in which we conduct business and marketing, we are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints exist at the federal, state or local levels in the U.S., and at all levels of government in foreign jurisdictions, including regulations pertaining to distribution and sale of our products and services. In addition, we are subject to regulations regarding product claims, advertising, marketing and BA income potential.

We are subject to regulations and laws that involve privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications and consumer protection such as, without limitation, the CAN-SPAM ACT, and the Digital Millennium Copyright Act (DMCA).

US regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilize cookies, which are small files of non-personalized information placed on an Internet user’s computer, and other online tracking methods. Such regulatory agencies have released, or are expected to release, reports pertaining to these matters. For example, on March 26, 2012, the Federal Trade Commission, or FTC, issued a report on consumer privacy intended to articulate best practices for companies collecting and using consumer data. The report recommends companies adopt several practices that could have an impact on our business, including giving consumers notice and offering them choices about being tracked across other parties’ websites and implementing a persistent “Do Not Track” mechanism to enable consumers to choose whether to allow tracking of their online search and browsing activities, including on mobile devices. Additionally, the European Union (“EU”) has traditionally imposed strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. Legislation and regulation in the EU and some EU member states requires companies to obtain specific types of notice and consent from consumers before using cookies or other tracking technologies. To comply with these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent. Additionally, in January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework that, if implemented, may result in a greater compliance burden with respect to our operations in Europe.

Any failure by us to comply with privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers.

In addition to the foregoing, our operations are subject to federal, foreign, state, and local government laws and regulations, including those relating to zoning, workplace safety, and accommodations for the disabled, and our relationship with our employees are subject to regulations, including minimum wage requirements, anti-discrimination laws, overtime and working conditions, and citizenship requirements.

In addition, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

Intellectual Property

Our intellectual property includes the content of our websites, our registered domain names, and our registered and unregistered trademarks. We believe that our intellectual property is an important asset of our business and that our Dubli.com, Ominto.com, and other domain names and our technology infrastructure give us a competitive advantage in the Cash Back retail website market. We rely on a combination of trademark, copyright and trade secret laws in the US and Europe, as well as contractual provisions, to protect our proprietary technology and our brands. We currently have trademarks registered or pending in the US, Europe, Canada, South Korea, Singapore, and all of the contracting parties (countries) of the Madrid protocol for our name and certain words and phrases used in our business.

We have unregistered copyrights in the software we have developed and develop, comprising a substantial amount of the core software used for our business, as well as in other works of authorship that we created, including content for our websites. We have not registered or applied to register any of our copyrights in any country. We primarily use employees rather than independent contractors, outsourcing development firms or partners to develop our software. We do not use open source software.

Currently, we have not received or applied for any patents in any country. Consequently, the lack of filing for patent protection could present obstacles in later obtaining any patents on any of our technology or software.

Employees

As of September 30, 2015, we had approximately 51 employees located in the US and two employees in India. In addition, we employ independent contractors in the US, Dubai, and Berlin. Our employee count may change periodically. We believe relations with our employees are good. None of our employees are represented by collective bargaining agreements.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are, and are made available without charge on our investor website (www.dubli-inc.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). We also make available on our website our Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, from Investor Relations by sending an email to investorrelations@ominto.com or by calling (561) 362-2381. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above referenced reports.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

Our ability to operate as a going concern is in doubt.

The audit opinion and notes that accompany our consolidated financial statements for the year ended September 30, 2015, disclose a ‘going concern’ qualification to our ability to continue in business. The accompanying consolidated financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds.

We currently are not profitable and our ability to continue as a going concern is dependent on our ability to raise capital to fund our future operations and working capital requirements or our ability to make positive progress in executing our business plan. Our plans for mitigating the going concern qualification include financing our future operations through sales of our common stock and/or debt and the eventual profitable operation of our business. The uncertainty of our achievement of these factors raises substantial doubt about our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern presentation was not used in these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Our business model may not generate revenues sufficient to support our operations. Such insufficiency and/ or losses in the future could have a material adverse effect on our financial condition, our ability to pay our debts as they become due, our cash flows and our ability to support our operations.

Since the inception of our operations we have not generated sufficient revenues to fund our expenses and other cash outflows. Effective March 2013, we discontinued our online auctions program to focus solely on our Cash Back business model. Our future revenue generation is dependent upon the success of our Cash Back revenue model. Our new Ominto.com site as well as our DubLi.com and other co-branded or white label websites are shopping portals that provide members with Cash Back on any purchase of goods and services they make from the online retailers and online travel providers (“merchants”) that are linked to our sites. We offer both free memberships and paid memberships, whereby shoppers that pay a subscription fee for premium membership receive a higher percentage of Cash Back reward on each purchase. Merchants pay us commissions based on a percentage of each purchase made on their site by our shoppers who we direct to their sites. Our DubLi Network subsidiary relies on our Business Associates’ independent networks to generate members for our DubLi.com site, and we pay a commission to our Business Associates based on shoppers’ purchases, as well as commissions to the shoppers in the form of Cash Back rewards.

To date, we have not yet obtained enough license fees from our BAs, Premium or VIP membership fees or facilitated enough purchase activity on our co-branded sites to generate net revenues (net of Cash Back to customers) sufficient to support our operations. If we are not able to successfully expand our Partner co-branded and white label websites and significantly increase the number of our BAs to generate additional purchases made through the sites, we may not be able to sustain our operations. If our revenues do not increase, our liquidity may continue to be severely impaired, our stock price may fall and our stockholders may lose all or a significant portion of their investment. If we are not able to attain profitability in the near future our financial condition could deteriorate further which could have a material adverse impact on our business and prospects. Furthermore, our past lack of liquidity has adversely impacted our ability to fund planned marketing and training programs for BAs thereby reducing the effectiveness of obtaining new BAs and shoppers and improving the results of our existing BAs.

We are dependent upon our ability to raise capital to continue operations, achieve our business objectives and to satisfy our cash obligations, which would dilute the ownership of our existing stockholders and possibly subordinate certain of their rights to the rights of new investors.

We have incurred losses since our inception and we experienced negative net cash flows from operating activities for fiscal years 2014 and 2015. The Company has an accumulated deficit for the period from our inception through September 30, 2015 of approximately $49.3 million. As a result, the Company had working capital deficits of approximately $10.6 million and $13.9 million, respectively, as of September 30, 2015 and 2014. These factors raise substantial doubt about our ability to continue as a going concern. We financed our operations in part during the year ended September 30, 2015 through (i) proceeds from common stock issuances of $4.5 million and (ii) proceeds from the sale of a convertible note in the amount of $3.6 million. Until such time as the cash inflows derived from our operations cover our operating and other expenditures, we will need to raise capital (whether convertible debt or equity). We may not be able to obtain this additional debt or equity when needed. Our Board of Directors has the ability, without seeking stockholder approval, to issue convertible debt and additional shares of common stock or preferred stock that is convertible into common stock for such consideration as the Board of Directors may consider sufficient, which may be at a discount to the market price. Any sales of additional equity or convertible debt securities would result in dilution of the equity interests of our existing stockholders, which could be substantial. Additionally, if we issue shares of preferred stock or convertible debt to raise funds, the holders of those securities might be entitled to various preferential rights over the holders of our common stock, including repayment of their investment, and possibly additional amounts, before any payments could be made to holders of our common stock. Such preferred shares, if issued, might be granted rights and preferences that would be senior to, or otherwise adversely affect, the rights and the value of our common stock. New investors may require that we and certain of our stockholders enter into voting arrangements that give them additional voting control or representation on our Board of Directors.

We have had material weaknesses in our internal control over financial reporting recently. If we do not improve our internal controls and systems, our business may suffer and the value of our stockholders’ investment may be harmed. Any material weaknesses in our internal control over financial reporting in the future could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.

As a public company, we are required to establish and maintain disclosure controls and procedures, and internal control over financial reporting pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act. Section 404 requires management to assess annually the effectiveness of our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act). During the course of our compliance testing, as of the period ended September 30, 2015, we identified certain material weaknesses in our system of internal controls and inaccuracies or deficiencies in our financial reporting, including:

1)	Our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed or not formalized;

2)	We did not maintain an effective internal control monitoring function due to insufficient policies and procedures to effectively communicate and determine the adequacy of our internal control over IT and financial reporting for monitoring ongoing effectiveness thereof;

3)	We did not maintain formal cash flow forecasts and business plans, to guide respective employees in critical decision-making processes; and

4)	We did not maintain procedures and effective controls over the preparation, review and approval of account reconciliations and application programming interfaces with third parties or our own systems.

We continue to take remedial measures to correct our internal control deficiencies and expect to devote significant resources to improving our internal controls. By way of example, we have added 2 full time positions in our accounting department with experience in process mapping, key control identification, and process improvement, which we believe will continue to improve internal controls. We also have hired a Chief Technology Officer and an EVP of Operations and Solutions Development and expect to improve our internal controls over information technology “IT” systems as they build out the IT and development team. With the additional staff, we will be able to focus on providing additional training, as well as provide adequate time for our staff to complete the control procedures which have been or will be assigned to them.

We are engaged in the process of completing and documenting each of the steps necessary to improve our internal controls. Our first step was to assess our significant processes. We have undertaken this assessment and have made an initial determination of our significant processes. We are currently engaged in the next step in this process which is to document these significant processes and design key controls for each process. Once the processes are identified, we intend to take all steps necessary to ensure that key controls are in place and working. We have started and are continuing to work through this second step and believe that many of the key controls are in place and working. For example, all of the balance sheet accounts are reconciled and reviewed on a monthly basis. We intend to engage an outside consultant to assist us in ensuring that the key controls are properly identified, assigned, performed, reviewed and independently tested.

We have installed internal controls as we identify each key control, rather than waiting until all of the controls are identified. Once we are satisfied with the key controls and their implementation, we will have our independent consultant test to confirm that they are being performed and reviewed. We expect that our outside consultant will assist us by independently evaluating the effectiveness of our controls. We anticipate completion of our assessment of processes, design and implementation of key controls and starting independent testing by June 30, 2016. This process will continue through the reporting of our 2016 fiscal year. We will continue to make improvements to processes and key controls as we deem necessary with the goal to achieve full compliance with required internal controls after completing our fiscal year ending September 30, 2016. Management, under direction of the Audit Committee, intends to continue to review and make changes to the overall design of the Company’s internal control processes and key controls, including implementing improvements in policies and procedures, in order to continually improve these processes and key controls in the future.

We cannot be certain that these measures will ensure that our controls will be adequate in the future or that the controls will be effective in preventing fraud or material misstatement. If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately, and fraud may be easier to perpetrate on us. Any failures in the effectiveness of our internal controls could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could, in turn, affect the future ability of our management to certify that internal control over our financial reporting is effective. Additionally, inferior internal control over financial reporting could also subject us to the scrutiny of the SEC and other regulatory bodies which could cause investors to lose confidence in our reported financial statements and could subject us to civil or criminal penalties or stockholder litigation, which could have an adverse effect on our results of operations and the trading price of our common stock. In addition, if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. Furthermore, deficiencies could result in future non-compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Such non-compliance could subject us to a variety of administrative sanctions, including review by the SEC or other regulatory authorities.

We were recently unable to timely file periodic reports.

The Company was unable to timely file its periodic reports with the SEC beginning with its Form 10-Q for the quarter ended June 30, 2012, (due August 14, 2012) and ending with its Form 10-K for the fiscal year ended September 30, 2014 (due December 30, 2014). Due to the significant delay in periodic reporting, in April 2014, the SEC notified the Company that if its periodic reports were not made current, it could lose its registration under the Securities and Exchange Act of 1934. Ultimately, the Company hired a new outside audit firm in August 2014 to provide an audit of the Company's historical financial statements and, as of April 15, 2015, the Company was able to file its past due periodic reports with the assistance of its auditor.

The lack of timely periodic reports harmed the Company, including making it very difficult to raise money on favorable terms from third parties, which in turn limited the Company's ability to execute on its business plan. All of these impacts depressed the Company's stock price and damaged the Company's reputation in the network marketing industry. If the Company, for any reason, is again unable to timely file its periodic reports, the Company could be harmed, and could be unable to or delayed in executing its business plan.

Compliance with corporate governance and public disclosure regulations may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, and new regulations issued by the SEC, such as Dodd-Frank, are creating additional disclosure obligations. We may need to invest substantial resources to comply with evolving standards, and this investment would result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

There are significant market risks associated with our business.

We have formulated our business plan and strategies based on certain assumptions regarding the size and dynamics of the e-commerce marketplace, our anticipated share of this market, the estimated price and acceptance of our services and products and other factors. These assumptions are based on our best estimates, however our assessments may not prove to be correct. Our future success may depend upon factors including, among other things, effectiveness of our marketing efforts, effectiveness of our Partner Programs, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs and reduced margins caused by competitive pressures.

The direct customer Cash Back market in which we participate is extremely competitive.

The market for online Cash Back solutions is highly competitive, fragmented, and rapidly changing. Consumers seeking to save money on online purchases use search engines, social networks, comparison shopping websites, and loyalty sites. We believe that our most significant competitors offering Cash Back to consumers are Ebates®, Shopathome™ and Fat Wallet® (which is owned by Ebates®). Others competitors in the e-commerce marketplace focus primarily on excess and overstock products with fixed price formats. We expect competitors to launch new and innovative models and strategies. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to intensify in the future, which could harm our ability to increase customers shopping at our portals and obtain profitability. There are very limited barriers to entry for competitors.

Our success depends on the breadth, depth, quality and reliability of our Cash Back offerings, as well as our continued innovation and ability to provide features that make our shopping websites useful and appealing to customers. If we are unable to develop quality features that Partners and consumers want, then our Partners and shoppers are likely to try one of our competitors. Our current and potential competitors may have significantly more brand awareness, financial resources, customer support, technical, marketing and other resources than we have, be able to devote greater resources to the development, promotion, sale and support of their products and services, have more extensive consumer bases and deeper relationships, and may have longer operating histories and greater name recognition than we have. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper merchant relationships or offer higher cash back. Any of these developments would make it more difficult for us to recruit Partners and could result in increased pricing pressure, reduced profit margins, or increased sales and marketing expenses.

We also directly and indirectly compete with retailers for consumer traffic directly to their websites. Many retailers market their own websites to consumers using their own websites, e-mail newsletters and alerts, mobile applications, social media presence and other distribution channels. Our retailers could be more successful than we are at marketing their own websites or could decide to terminate their relationship with us because they no longer want to pay us a share of purchases on their own sites. We may face competition from companies we do not yet know about. If existing or new companies develop, market or resell competitive Cash Back solutions, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our ability to develop profitable operations could be harmed.

If we are unable to expand the capabilities of our digital Cash Back solutions for our mobile platforms, our revenues may decrease and we could lose our customers to our competitors who have more robust mobile platforms.

Web usage and the consumption of digital content are increasingly shifting to mobile platforms such as smart phones and other connected devices. Industry-wide solutions to monetize online referral sites effectively on these platforms are at an early stage of development and the future demand and growth prospects for online shopping portals on these mobile platforms is uncertain. The growth of our business depends in part on our ability to deliver compelling solutions to consumers through these new mobile marketing channels. We are launching our customized mobile platform in the second quarter of fiscal 2016 on our Ominto.com site. We cannot be sure that our introduction of this platform will be timely or successful. Our success on mobile platforms and ability to deliver high quality mobile offerings will be dependent on our compatibility with popular mobile operating systems, such as Android, iOS and Windows Mobile. Compatibility changes in such systems that degrade our functionality or improve the functionality of our competitors’ services could adversely affect usage of our services through mobile devices. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. If we fail to achieve success with our Mobile Apps and mobile website, or if we otherwise fail to deliver effective solutions to advertisers for mobile platforms and other emerging platforms, our ability to monetize these growth opportunities will be constrained, and financial condition and operating results would be adversely affected.

We face more risks with our international operations.

Our international expansion has been rapid and our international business is critical to our reaching profitability. We intend to expand our white label Partner programs in new countries, including Brazil and Singapore, in parallel with our DubLi Network expansion which will offer co-branded Partner sites. This continued expansion into new international markets requires us to localize our services to conform to local laws, cultures, standards, and policies. Weaknesses in the commercial, Internet, and transportation infrastructure in developing countries may make it more difficult for us to replicate our business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into new international markets or in generating revenues from foreign operations.

We are subject to the following risks of doing business internationally, which include:

●	regulatory requirements including regulation of Internet services, communications, professional selling, distance selling, privacy and data protection, banking and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product changes, require special licensure, subject us to various taxes, penalties or audits, or limit the transfer of information between us and our Business Associates, Partners, customers and participating merchants on our shopping portals;

●	difficulties in integrating with local payment providers, including banks, credit and debit card networks, and electronic fund transfer systems or with the local telecommunications infrastructure;

●	differing levels of retail distribution, shipping, communications, and Internet infrastructures;

●	difficulties in implementing and maintaining adequate internal controls;

●	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

●	higher telecommunications and Internet service provider costs;

●	different and more stringent user protection, data protection, privacy and other laws;

●	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

●	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

●	volatility in a country or region’s political, economic or military conditions;

●	challenges associated with maintaining relationships with local law enforcement and related agencies;

●	interrupted or prohibited operations in jurisdictions where a potential violation of the Foreign Corrupt Practices Act could occur;

●	the lack of well-established or reliable legal systems;

●	varied intellectual property laws.

Our international costs of doing business may exceed our comparable domestic costs. As we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we face challenges in repatriating money without adverse tax consequences, and risks relating to foreign currency exchange rate fluctuations.

We conduct certain product and website development, customer support and other operations, in regions outside the US We are subject to both US and local laws and regulations applicable to our offshore activities. If we fail to obtain anticipated benefits associated with providing these functions outside of the US, including cost efficiencies and productivity improvements, could adversely affect our business.

We are exposed to fluctuations in currency exchange rates and interest rates.

A substantial portion of our revenues are generated in currencies other than the US dollar, and since we report our financial results in US dollars, we face exposure to adverse changes in currency exchange rates. If the US dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenues and income. We are also subject to currency exchange risks in connection with our purchase and sale of US dollars and Euro’s in the ordinary course of our business to meet our obligations to our Business Associates, other vendors and creditors. Therefore, increases or decreases in the value of the US dollar against any currency which affects a material amount of our operations, will affect our revenues, cost of sales, gross profit (loss), operating expenses, or other income and expenses and the value of balance sheet items denominated in foreign currencies. These fluctuations may have a material adverse effect on our financial results. Disruptions in financial markets may result in significant changes in foreign exchange rates in relatively short periods of time which further increases the risk of an adverse currency effect. Since we plan to expand our international operations, we will likely increase our exposure to foreign currency risks. We do not hedge our currency risk, and do not expect to.

The inability of our significant participating merchants or our affiliate network agents to meet their payment obligations to us may adversely affect our financial results.

Our Cash Back revenues are substantially comprised of cash rebates received from our participating merchants. We do not receive rebates directly from the merchants. We contract with third parties known as “affiliate networks” that establish the contractual relationships with the merchants, provide the tracking links, establish the amount of Cash Back, collect the Cash Back and pay us commissions due. We are subject to credit risk due to both the concentration of our trade accounts receivables in a small number of affiliate networks and the potential for the merchants to fail to pay the affiliate networks the Cash Back that is owed to us. The latter risk is small because we have numerous participating merchants and the failure of a single merchant is less material. Although the accounts of our affiliate networks and our significant participating merchants are current, the inability of either to meet their future obligations to us, may adversely affect our financial condition and results of operations.

We face risks in connection with our relationships with our credit card processors who collect membership fees and other fees from our customers, BAs and Partners.

We have agreements in place with credit card processors in the United States and Europe, that process the purchase of membership packages completed on our websites. Pursuant to the current terms and conditions of these agreements, the processors are permitted to maintain a certain percentage of reserve or holdback for a certain period on each sale processed by them. Holdbacks are the portion of the revenues from a credit card transaction that is held in reserve by the credit card processor to cover possible disputed charges, chargeback fees, and other expenses. In the event a credit card processor declares bankruptcy, encounters financial difficulties, refuses or fails to honor its contract with us for any reason or ceases operations, there can be no assurance that we would be able to access funds due to us on a timely basis, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, from time to time, these processors may increase the amount that they keep in reserve as holdbacks. Although we are entitled to receive any remaining holdback amount after a designated period of time, any increase in the holdback percentage would result in a delay in our receiving the full proceeds from the sales of our products. This would adversely affect our cash flows and financial condition.

We may not be successful in developing brand awareness for our brands, which is critical to our business.

We believe that brand recognition is critical to our businesses. In July 2015, we changed the name of our parent company from DubLi, Inc. to Ominto, Inc. and expect to launch a newly branded Ominto.com shopping site in the second quarter of fiscal 2016. We must quickly establish a brand identity for Ominto. Although we have brand awareness of our “DubLi” brand, we must establish both DubLi and our new Ominto brand as brands that potential Partners perceive as offering a satisfactory level of value through our products and services. To promote our DubLi brand, we expect to continue to recruit new BAs and to incentivize existing BA’s.

We may be unable to successfully exploit the opportunity to offer customized shopping websites.

We are relaunching our existing white label and co-branding ability as our "Ominto Partner Program" and as our "DubLi Partner Program," respectively. These programs offer our profit and non-profit business clients a custom “white label” or “co-branded” shopping site so they can monetize their existing customer/constituent base. The white label sites will be powered by the Ominto.com platform and clients will host their own customized landing pages and other selected customized content while retaining their own logos and branding. In contrast, our co-branded program offers Partners an exact replica of the Ominto.com website that bears both Ominto and our Partner’s logos. Although we previously offered the DubLi Partner co-brand service, we have not actively marketed it or engaged with our Partners in expanding their customers’ use of the sites. With our new Ominto.com portal and our expanded marketing team, we are seeking significant expansion of this part of our business. To be successful with these programs, we must both establish additional white label and co-branded sites for our Partners and actively support them in engaging their members and constituents on shopping on our sites. This is a new effort for us and if we are not able to do this, our operating results and financial condition will be adversely affected.

Customer complaints, negative publicity or our security measures could diminish our business.

Customer complaints, negative publicity or poor customer service could severely diminish consumer confidence in, and use, of our products and services. If we fail to consistently promote the latest product offerings from our merchants, or if there are rumors, articles, reviews or blogs that indicate or suggest that we have failed to consistently promote such offerings, our business could decrease. Similarly, measures we take to combat fraud and breaches of privacy and security have the potential to damage relations with our shoppers or decrease activity on our sites by making our sites more difficult to use or restricting the activities of certain users. Negative publicity about, or negative experiences with, customer support for any of our business models could cause our reputation to suffer or affect consumer confidence in our brand as a whole.

We are dependent on key employees.

Our success depends upon the efforts of our top management team and certain other key employees, including the efforts of Ivan Braiker (Chief Executive Officer and President), Thomas J. Virgin (Chief Financial Officer), Thomas Vogl (Chief Marketing Officer), Michael Hansen (Executive Vice President Development and Founder), Jeffrey Schuett, our new Executive Vice President of Operations and Solutions Development, and Betina Dupont Sorensen (Chief Marketing Officer for DubLi Network). Although we have written employment agreements with these key employees, such individuals could die, become disabled, or resign. In addition, our success is dependent upon our ability to attract and retain key management persons for a variety of positions in the Company. We may not be able to recruit and employ such executives at times and on terms acceptable to us. Also, volatility, lack of positive performance in our stock price, and changes in our overall compensation program, including our equity compensation program, may adversely affect our ability to retain such key employees.

Our business and users may be subject to sales tax and other taxes, which may dissuade our users from utilizing our portals.

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

One or more states, the federal government or foreign countries may seek to impose a tax collection, reporting or record-keeping obligation on companies that engage in or facilitate e-commerce. Such an obligation could be imposed by legislation intended to improve tax compliance. One or more other jurisdictions may also seek to impose tax-collection or reporting obligations based on the location of the product or service being sold or provided in an e-commerce transaction, regardless of where the respective users are located. Imposition of a discriminatory record-keeping or tax-collecting requirement could decrease the number of participating merchants and would harm our results of operations.

We pay input VAT on applicable taxable purchases within the various foreign countries in which we operate. In most cases, we are entitled to reclaim this input VAT from the various foreign countries. However, because of our unique business model, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that we are not entitled to reclaim VAT could harm our operating results.

Any interruptions in Internet service could harm our business.

Our customers need access to the Internet to access our shopping portals. We have experienced short system failures from time to time. The success of our business also depends largely on the continued availability of the Internet infrastructure. Frequent or persistent interruptions in availability of our sites could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. If we fail to maintain a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products our business may be harmed If our customers are unable to rely on access to our shopping portals, we could lose existing customers, impair our ability to attract new customers and experience loss of revenue from shopping that did not occur while the portals were unavailable.

The Internet has experienced significant growth in the numbers of users and amount of traffic, a trend likely to continue. The Internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements, or problems caused by “viruses,” “worms,” malware and similar programs may harm the performance of the Internet. The backbone computers of the Internet have been the targets of such programs. Although our systems have been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences through worldwide redundant servers, they remain vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, terrorist attacks, computer viruses, computer denial-of-service attacks, and similar events. Our systems are also subject to hackings, break-ins, sabotage, and intentional acts of vandalism. Despite any precautions we may take, the occurrence of a natural disaster, a decision by any of our third-party hosting providers to close a facility we use without adequate notice for financial or other reasons, or other unanticipated problems at our hosting facilities could result in lengthy interruptions in our services. We do not carry business interruption insurance to compensate us for losses that may result from interruptions in our service as a result of system failures. These internet outages and delays could reduce the level of Internet usage generally, as well as the level of usage of our shopping portals.

If we are unable to retain our existing retailer relationships, we will be unable to operate profitably.

Our ability to continue to grow our revenues will depend in large part on maintaining our positive reputation with existing retailers. The number of retailers offering Cash Back on our sites may not expand materially beyond our existing base and may decline. Online retailers also may reduce the commission rates they pay to us for sales our websites facilitate. If we, or our affiliate networks, who have the direct relationships with most of our retailers, are unable to negotiate favorable terms with current or new retailers in the future, including the commission rates they pay us, our operating results will be adversely affected.

Retailers do not enter into long-term contracts requiring them to be included on our Cash Back websites and their contracts with us are cancelable upon short or no notice and without penalty. We cannot be sure that the retailers with whom our affiliate networks have a relationship will continue to be included on our websites or that we will be able to replace retailers that do not renew their campaigns with new ones generating comparable revenues. If we are unable to retain and expand retailer relationships, our revenues will decrease and our operating results will be adversely affected.

Regulatory, legislative or self-regulatory developments regarding Internet privacy matters could adversely affect our ability to conduct our business.

Consumer and industry groups have expressed concerns about online data collection and use by companies, which has resulted in the release of various industry self-regulatory codes of conduct and best practice guidelines that are binding for member companies and that govern, among other things, the ways in which companies can collect, use and disclose user information, how companies must give notice of these practices and what choices companies must provide to consumers regarding these practices. We are obligated in certain cases to comply with best practices or codes of conduct addressing matters, such as the online tracking of users or devices. US regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilize cookies, which are small files of non-personalized information placed on an Internet user’s computer, and other online tracking methods. Such regulatory agencies have released, or are expected to release, reports pertaining to these matters. For example, on March 26, 2012, the FTC, issued a report on consumer privacy intended to articulate best practices for companies collecting and using consumer data. The report recommends companies adopt several practices that could have an impact on our business, including giving consumers notice and offering them choices about being tracked across other parties’ websites and implementing a persistent “Do Not Track” mechanism to enable consumers to choose whether to allow tracking of their online search and browsing activities, including on mobile devices. Various industry participants have worked to develop and finalize standards relating to a Do Not Track mechanism, and such standards may be implemented and adopted by industry participants at any time. We may be required or otherwise choose to adopt Do Not Track mechanisms, in which case our ability to use tracking technologies could be impaired.

US and foreign governments have enacted, considered or are considering legislation or regulations that could significantly restrict industry participants’ ability to collect, augment, analyze, use and share anonymous data, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools. A number of bills have been proposed in the US Congress in the past that contained provisions that would have regulated how companies can use cookies and other tracking technologies to collect and use information about consumers. Some of those bills also contained provisions that would have specifically regulated the collection and use of information, particularly geo-location information, from mobile devices. At least one such bill presently has been proposed in the US Congress.

Additionally, the EU has traditionally imposed strict obligations under data privacy laws and regulations. Individual EU member countries have had discretion with respect to their interpretation and implementation of EU data privacy laws, resulting in variation of privacy standards from country to country. Legislation and regulation in the EU and some EU member states requires companies to obtain specific types of notice and consent from consumers before using cookies or other tracking technologies. To comply with these requirements, the use of cookies or other similar technologies may require the user’s affirmative, opt-in consent. Additionally, in January 2012, the European Commission announced significant proposed reforms to its existing data protection legal framework that, if implemented, may result in a greater compliance burden with respect to our operations in Europe.

Changes in global privacy laws and regulations and self-regulatory regimes may force us to incur substantial costs or require us to change our business practices. This could compromise our ability to pursue our growth strategies effectively and may adversely affect the demand for our solutions or otherwise harm our business and financial condition. For instance, new privacy laws or regulations or changed interpretations of existing laws or regulations could require performance marketing networks or us to take additional measures to facilitate consumer privacy preferences or to limit or cease altogether the collection, use or disclosure of data. The recent FTC staff report also recommends that websites offer consumers a choice about whether the owner of the website can use third parties to track the consumer’s activity for certain purposes. We are dependent on third parties, including performance marketing networks, to place cookies on browsers of users that visit our websites. If in the future we are restricted from allowing cookies, if there is a material increase in the number of users who choose to opt out or block cookies and other tracking technologies, or if performance marketing networks’ cookies or other tracking mechanisms otherwise do not function properly, our ability to generate net revenues would be significantly impaired.

We may be subject to foreign laws regulating online advertising even in jurisdictions where we do not have any physical presence to the extent a digital media content provider has advertising inventory that we manage or to the extent that we collect and use data from consumers in those jurisdictions. Such laws may vary widely around the world, making it costly for us to comply with them. Failure to comply may harm our business and our operating results could be adversely affected.

Government regulation of the Internet, e-commerce and m-commerce is evolving, and unfavorable changes or failure by us to comply with these laws and regulations could substantially harm our business and results of operations.

We are subject to foreign and domestic general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce and m-commerce in a number of jurisdictions around the world. Existing and future regulations and laws could impede the growth of the Internet, e-commerce, m-commerce or other online services. These regulations and laws may involve taxation, tariffs, privacy and data security, anti-spam, data protection, gaming, multi-level marketing, wire transfers, distribution controls, libel and defamation, copyrights, electronic contracts, electronic communications and consumer protection. It is not clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet as the vast majority of these laws and regulations were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet, e-commerce or m-commerce.

Those laws that govern privacy or reference the Internet, such as the US Digital Millennium Copyright Act and the European Union’s Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. US regulatory agencies have placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilize cookies, which are small files of non-personalized information placed on an Internet user’s computer, and other online tracking methods. For example the FTC recommends companies adopt several practices that could have an impact on our business, including giving consumers notice and offering them choices about being tracked across other parties’ websites and implementing a persistent “Do Not Track” mechanism to enable consumers to choose whether to allow tracking of their online search and browsing activities, including on mobile devices. The EU’s stricter obligations under data privacy laws and regulations provide its member countries wide discretion in interpreting the EU data privacy laws, resulting in variation of privacy standards from country to country.

Changes in global privacy laws and regulations and self-regulatory regimes may force us to incur substantial costs or require us to change our business practices. Furthermore, regulatory agencies or courts may claim or hold that we or our users are subject to licensure or prohibition from conducting our business in their jurisdiction, either generally or with respect to certain actions. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant resources in defense of these proceedings, distract our management, increase our costs of doing business, and cause consumers and retailers to decrease their use of our marketplace, and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and mobile applications or may even attempt to completely block access to our marketplace. Laws regulating Internet and e-commerce companies outside of the US may be less favorable than those in the US, giving greater rights to consumers, competitors or users. Compliance may be more costly or may require us to change our business practices or restrict our product offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our products. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our net revenues as anticipated.

Our insurance coverage may be inadequate to cover any business loss.

Our insurance coverage may not be adequate to cover all possible losses that our business could suffer. Although we have all-risk property insurance for our operating properties covering damage caused by a casualty loss (such as fire, natural disasters or certain acts of terrorism), each policy has certain exclusions. Our level of insurance coverage may be inadequate to cover all possible losses in the event of a major casualty. Therefore, certain acts and events could expose us to substantial uninsured losses. More important than the damage caused to our properties by a casualty loss, we may suffer business disruption as a result of these events. While we do carry general liability insurance, including coverage for identity theft, we do not carry business interruption insurance. The insurance we do carry may not continue to be available on commercially reasonable terms and, in any event, may not be adequate to cover all losses.

Our failure or the failure of third-party service providers to protect our platform and network against security breaches, or otherwise protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

We deliver digital content via our shopping portals and we collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. Our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our platform or that we or our third-party service providers otherwise maintain. Breaches of our security measures or those of our third-party service providers could result in unauthorized access to our platform or other systems; unauthorized access to and misappropriation of consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our platform; deletion or modification of content, or the display of unauthorized content, on our websites or our mobile applications; or a denial of service or other interruption in our operations. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, we and they may be unable to anticipate these attacks or to implement adequate preventative measures. Potential liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuse of personal information, including unauthorized marketing purposes. Any of these claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the FTC and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses from the introduction of new regulations regarding the use of personal information or from government agencies investigating our privacy practices. Any actual or perceived breach of our security could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, require us to expend significant capital and other resources to alleviate problems caused by such breaches and deter consumers and retailers from using our online marketplace, which would harm our business, financial condition and operating results.

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

Our inability to protect our intellectual property adequately could adversely affect our business.

Our proprietary technology is one of the keys to our performance and ability to remain competitive. We rely primarily on a combination of copyright, trade secret, and contract laws to establish and protect the proprietary nature of our technology. Much of the software that we use was specifically developed by the Company and, accordingly, we believe we have certain proprietary rights to the software. For example, we have used employees, for the most part exclusively, to develop the software that we consider to be proprietary to our business, and are generally deemed under copyright law to be the author of the software. We have a general practice of requiring our employees to enter into confidentiality, invention assignment and non-compete agreements to provide trade secret and contractual protections for our software as well as other confidential and proprietary technical and business information and ideas. We also use technical and business measures to protect our proprietary rights. For example, we limit distribution of our software, maintain it in physically secure locations with restricted access, and use firewalls to try to keep out intruders, and we generally enter into confidentiality agreements with our consultants, business partners, and other third parties. Nonetheless, the steps we take to protect our proprietary technology and other information may not prevent misappropriation of our technology, and the agreements we enter into for that purpose might not be enforceable. Our trade secrets or proprietary technology may become known or be independently developed by competitors. We have copyrights without registering our software or other works of authorship, but we have not registered our copyrights with the US Copyright Office or any other copyright office, and would not be entitled to the additional protections afforded by such registration. We do not rely on and do not have any patent protections at this time on our technology. As such, due to certain legal requirements in timely filing for patent protection, the lack of filing for patent protection could present obstacles to us in the future should we decide to proceed with filing for patent protection. It is difficult for us to police the unauthorized use of our technology, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data. The laws of other countries may not provide us with adequate or effective protection of our intellectual property. We have not undertaken a review of third-party patents in any jurisdiction to try to determine if a third-party may claim that we infringe on its patent or other proprietary rights, and do not plan in the near future to do so. Such a claim, if vigorously pursued, could require, among other things, substantial resources to fight, that we stop using most or substantial and important parts of our technology, that we expend additional resources to try to replace such technology with non-infringing technology which may not have the same features, usability, maintainability, or customer acceptance, and the Company to pay sums as damages that we could not afford to pay.

Our inability to adequately protect our brands, or claims that our brands are similar to third-party brand owners, could adversely affect our business.

Our trademarks, service marks, trade names and trade dress (also sometimes known as brands) provide value to the Company and its affiliates. We have a compliance process in place for DubLi Network BAs to follow so that they do not violate our service marks and use the Company brands inappropriately. We currently have trademarks registered or pending in the US, Europe, Canada, South Korea, Singapore, and all of the contracting parties (countries) of the Madrid protocol for our name and certain words and phrases that we use in our business including, but not limited to, DubLi Worldwide Trading, Ominto, DubLi, Dubot and others. Although we believe that our “Ominto” and “DubLi” and other trade names and logos have certain intellectual property protections, our competitors or others could adopt product or service names similar to “Ominto”, “DubLi” or our other service marks or trademarks. We may or may not be able to register all of our brands in every country where we seek registration and there can be no assurance that registered trademarks will protect our brands. Any of the foregoing might impede our ability to build brand identity and could lead to customer confusion. Our inability to protect our service marks, trademarks or other brands adequately could adversely affect our business and financial condition, and the value of our brand name and other intangible assets. Conversely, third parties who use, develop or register service marks, trademarks or other brands similar to ours in countries in which we do business or intend to do business may claim that our brands infringe upon their registered or common law rights in those countries. We therefore, cannot assure you that we will be able to use our brands in every country where we wish to do business. Any intellectual property claim against us, regardless of merit, could be time consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. Even if a license is available, we could be required to pay significant royalties, which would increase our operating expenses. Any of these events could harm our business, operating results and financial condition.

We rely on information technology to operate our business and maintain competitiveness, and any failure to adapt to technological developments or industry trends could harm our business.

We depend on the use of information technologies and systems. As our operations grow in size and scope, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our infrastructure. Our future success also depends on our ability to adapt our systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features and reliability of our solutions in response to competitive services and product offerings. The emergence of alternative platforms such as smart phones and tablets and the emergence of niche competitors who may be able to optimize products, services or strategies for such platforms will require new investment in technology. New developments in other areas, such as cloud computing, could also make it easier for competition to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace or introduce new technologies and systems as quickly as we would like or in a cost-effective manner.

Our ability to develop successful website enhancements is a significant component of our business strategy and a failure to do so could harm our business.

We are in the process of developing a new platform for our e-commerce shopping portals to better provide our online shoppers with an enjoyable experience. We expect to launch our new portal in the second quarter of fiscal 2016. Our ability to succeed in enhancing our sites and other offerings may require significant resources and management attention. The success of new and enhanced products depends on several factors, including our ability to develop and complete these introductions in a timely manner, successfully promote the portals, manage the risks associated with the enhancements, make sufficient resources available to support them, secure appropriate intellectual property rights and address any quality or other defects in the early stages of introduction. Despite the allocation of resources, there can be no assurance that the new enhancements or product offerings will be developed successfully, timely released, or accepted by our customers.

Our establishment and integration of our Ominto.com platform could result in the diversion or loss of resources, operating difficulties and other harmful consequences.

We are engaged in establishing our new Ominto.com Cash Back Platform which we expect to launch in the second quarter of fiscal 2016. Our new platform will offer enhanced features which will also become available on our DubLi.com site. Establishing an enhanced platform similar to our existing DubLi.com platform may be time consuming, difficult and more expensive than our budgeted projections. There are no assurances that the Company will recoup any of the expenditures with respect to establishing the new platform. The new platform allows us to more efficiently offer both white label and co-branded sites to our business clients. We believe that expansion of our business clients' sites will be material to our financial condition and results of operations. We expect to acquire new Ominto.com shoppers in large quantities based upon certain existing relationships of our newer business clients who wish to establish white label sites for their customers. We may face:

●	diversion of management time, as well as a shift of focus from operating the business to issues related to integration and administration;

●	the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;

●	problems enhancing the operations, technologies or products;

●	unanticipated costs; and

●	adverse effects on existing business relationships with merchants, customers and Business Associates.

Moreover, we may not realize the anticipated benefits of the enhancements to our shopping portal and expansion of our business client sites, or may not realize them in the expected time frame.

Acquisitions and joint ventures could result in operating difficulties, dilution, and other harmful consequences.

Although we are not actively seeking acquisitions, we expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, technologies, services, products and other assets. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

●	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration, particularly given the varying scope of our recent acquisitions;

●	declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in Management, reporting relationships, future prospects, or the direction of the business;

●	the need to integrate each company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

●	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to acquisition had lacked such controls, procedures and policies;

●	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;

●	in some cases, the need to transition operations, users, and customers onto our existing platforms;

●	problems combining the purchased operations, technologies or products;

●	unanticipated costs;

●	adverse effects on existing business relationships with retailers and customers;

●	risks associated with entering markets in which we have no or limited prior experience;

●	potential loss of key employees of purchased organizations; and

●	liability for activities of the acquired company before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

Moreover, we may not realize the anticipated benefits of any or all of our transactions, or may not realize them in the expected time frame. Future acquisitions or mergers may require us to issue additional equity securities, spend our cash, or incur debt, liabilities, and amortize expenses related to intangible assets or write-offs of goodwill, any of which could reduce our profitability and harm our business. To the extent we have sufficient authorized but unissued shares of common stock and preferred stock, we may not need to secure stockholder approval prior to making any equity issuances for such purposes.

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

Risks Specific to our DubLi Network Business

Our DubLi Network operates in a highly competitive niche.

Within the direct selling channel, we compete on a regional and often country-by-country basis with our direct marketing competitors. We compete within a distinct business model where providing a compelling earnings opportunity for our Business Associates is as critical as developing and marketing new and innovative products. Therefore, in contrast to a typical company which operates within a broad-based consumer pool, we must first compete for a limited pool of Business Associates before we reach the ultimate consumer.

Direct sellers compete for representative or entrepreneurial talent both by their product or service and by providing a competitive earnings opportunity that is more compelling than that offered by the competition. Our competitors regularly offer field incentives such as trips and other bonuses. Our competitors devote substantial effort to determining the effectiveness of field incentives so that they can invest in incentives that are the most cost effective or produce greater payback. We are not currently offering field incentives. We are and expect to continue to be subject to significant competition for the recruitment of Business Associates from other direct selling or network marketing organizations. We are always enhancing our direct selling model as well as recruiting new Business Associates. If we are unable to do so our business will be adversely affected.

Success of our DubLi Network business is dependent on the ability and productivity of our Business Associates.

Our DubLi.com revenues are generated through the efforts of our network of Business Associates (our independent marketing representatives) whose drive individual consumer traffic and business client's customers traffic to the DubLi.com shopping site. DubLi.com is the product of DubLi Network and, as such, requires the network to penetrate consumer registrations. To increase our revenues, we must increase the productivity of this network. Therefore, our success depends, in significant part, upon our ability to recruit, educate, retain and motivate our Business Associates and their ability to expand their organization network and to generate customers who shop at our shopping portal. Our operating results could be harmed if our existing and new business opportunities do not generate sufficient interest to retain and motivate existing Business Associates and attract new Business Associates; or if we fail to educate them about our products in ways that ensure their success or if we fail to properly support them in their efforts.

The primary way we recruit new Business Associates is through a network marketing strategy. The success of a network marketing force is highly dependent upon our ability to offer a viable product, education, commission structure and sales incentive program that enables our Business Associates to recruit and develop other Business Associates. To compete with other network marketing organizations, we may be required to increase our cost of revenues and marketing costs through increases in commissions, sales incentives or other features, any of which could adversely impact our future earnings. We may experience a high rate of turnover among Business Associates, which is a characteristic of the network marketing business. The loss of a significant number of Business Associates for any reason could negatively impact sales and could impair our ability to attract new Business Associates. In addition, the level of confidence of the Business Associates in our ability to perform is an important factor in maintaining and growing our Business Associate network. Adverse publicity or negative financial developments concerning the Company could adversely affect our ability to maintain the confidence of our Business Associates.

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

Our DubLi Network marketing program is subject to a number of federal and state regulations administered by the Federal Trade Commission, or FTC, and various state agencies in the United States, as well as regulations on direct selling in foreign markets administered by foreign agencies. We are subject to the risk that, in one or more markets, our network marketing program could be found not to comply with applicable law or regulations. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, even in jurisdictions where we believe that our network marketing program is in full compliance with applicable laws or regulations governing network marketing systems, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change. The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

Our ability to conduct a Network Marketing business in international markets may be affected by political, legal, tax and regulatory risks.

We intend to expand our international penetration with our DubLi Network business. Our ability to capitalize on new international markets and to maintain the current level of operations in our existing international markets is exposed to risks associated with our international operations including, among others:

●	the possibility that a foreign government might ban or severely restrict our business method of direct selling;

●	the possibility that a government authority might impose legal, tax or other financial burdens on our Business Associates, as direct sellers, or on DubLi Network, due, for example, to the structure of our operations in various markets;

●	the possibility that a government authority might challenge the status of our Business Associates as independent contractors or impose employment or social taxes on our Business Associates;

●	unexpected changes in regulatory requirements; or

●	the burden and administrative costs of complying with a wide variety of foreign laws.

Risks Relating to Our Stock

We are significantly influenced by one stockholder who controls a voting majority of our common stock.

As of November 1, 2015, Mr. Hansen holds approximately 2,795,571 shares of common stock and 185,000 shares of Super Voting Preferred Stock entitled to 40 votes per share, collectively representing approximately 56% of the voting power of the Company’s issued and outstanding voting securities. Accordingly, Mr. Hansen has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders. Although Mr. Hansen owes the Company certain fiduciary duties as a director of the Company, the interests of Mr. Hansen may conflict with, or differ from, the interests of other holders of our common stock. For example, Mr. Hansen could unilaterally decide to replace our existing Board of Directors even if such change was not supported by most of the other stockholders. So long as Mr. Hansen has the power to vote a majority of shares of our voting securities, he will have the power to significantly influence and/or control all our corporate decisions and will be able to effect or inhibit changes in control of the Company.

Our stock price is volatile.

The market price of our common stock is highly volatile, and this volatility may continue. For instance, during fiscal 2014 and fiscal 2015, the low and high sale price of our common stock, as reported on the markets on which our securities have traded, ranged between $3.00 and $17.50. Numerous factors, many of which are beyond our control, may cause the market price of our shares of common stock to fluctuate significantly. These factors include:

●	our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

●	changes in financial estimates by us or by any securities analysts who might cover our stock;

●	speculation about our business in the press or the investment community;

●	significant developments relating to our relationships with our Business Associates, business clients, customers or merchants;

●	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the e-commerce based industry;

●	customer demand for our products;

●	general economic conditions and trends;

●	major catastrophic events;

●	changes in accounting standards, policies, guidance, interpretation or principles;

●	loss of external funding sources;

●	sales of our common stock, including divestments by our directors, officers or significant stockholders;

●	additions or departures of key personnel;

●	announcements of new products or product enhancements by us or our competitors;

●	our ability to obtain financing;

●	developments in our or our competitors’ intellectual property rights;

●	adverse effects to our operating results due to impairment of goodwill;

●	failure to meet the expectation of securities analysts or the public;

●	our ability to expand our operations, domestically and internationally;

●	the amount and timing of expenditures related to any expansion;

●	litigation involving us, our industry or both;

●	actual or anticipated changes in expectations by investors or analysts regarding our performance; and

●	price and volume fluctuations in the overall stock market from time to time.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Our stock price is volatile and we could be a target of stockholder litigation. Any stockholder litigation brought against us in the future could result in substantial costs and divert our management’s attention and resources from our business.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our shares of common stock and other interests in our Company at a time when you want to sell your interest in us.

We have significant “equity overhang” which could adversely affect the market price of our common stock and impair our ability to raise additional capital through the sale of equity securities.

As of September 30, 2015, we had 11,007,071 shares of common stock outstanding. Additionally, as of September 30, 2015, 3,364,664 shares of our common stock were issuable upon exercise, conversion, or vesting of outstanding options, stock grants, services, warrants and convertible debt. The possibility that substantial amounts of our common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our Board has the right, without stockholder approval, to issue shares of preferred stock with voting, dividend, conversion, liquidation or other rights. This could adversely affect the voting power and equity interest of the holders of common stock which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change of control. The Board exercised this right on August 16, 2012, when the Company sold Michael Hansen, who was then a director and the Company’s President and CEO, 185,000 shares of “Super-Voting Preferred Stock” which entitle Mr. Hansen to 40 votes per share of Super Voting Preferred Stock or 7.4 million votes of common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s facilities currently consist of a land parcel in the Cayman Islands described below and leased properties in the following five domestic locations: (i) in Bellevue, Washington for its headquarters office for a 39 month term expiring in October 2018, (ii) in Boca Raton, Florida for a 39 month term expiring March 31, 2019, (iii) in Portland, Oregon for which a one year term expiring February 1, 2016 has been extended for an additional 6 months pursuant to an addendum, extending the term to July 31, 2016, (iv) in Draper, Utah for a one year term expiring October 31, 2016 and (v) in Denver, Colorado on a month to month basis.

Our corporate headquarters is located at 1110-112th Avenue NE Suite 350 Bellevue, WA 98004.

We believe that all leased facilities are in good operating condition, the facilities are suitable for their intended purposes and they have capacities adequate for current operations.

Land

The Company owns a land parcel consisting of 15 undeveloped lots in the Cayman Islands which was acquired in March 2010. The investment in the land parcel is intended to provide incentive rewards to the best performing DubLi Network Business Associates upon attaining certain performance objectives. We have not awarded any lots to date.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company and its subsidiaries including its directors and officers may be defendants in or parties to pending or threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. When applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated. In addition to the matters described herein, we are involved in or subject to, or may become involved in or subject to, routine litigation, claims, disputes, proceedings and investigations in the ordinary course of business, which in our opinion will not have a material adverse effect on our financial condition, cash flows or results of operations.

During December 2013, the Company vacated its former office premises before the lease agreement expiration date of January 31, 2020. On January 23, 2014, the landlord filed suit against the Company for breach of lease and ultimately claimed $1.7 million as the remaining amount due on the lease. On December 18, 2014, the landlord and the Company entered into a final settlement of $500,000, payable $50,000 each month. The final settlement amount was paid in full as of September 5, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock, par value $0.001, is currently quoted on the OTC Pink under the symbol “OMNT” (formerly “DUBL” until July 1, 2015). Until January 1, 2013, our shares of common stock were quoted on the OTCQB.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the OTC Pink Marketplace. The prices below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Closing Bid Prices:

Fiscal Year 2014	High	Low
First Quarter ended December 31, 2013	9.50	3.50
Second Quarter ended March 31, 2014	5.00	3.00
Third Quarter ended June 30, 2014	4.00	3.00
Fourth Quarter ended September 30, 2014	17.50	3.00

Fiscal Year 2015
First Quarter ended December 31, 2014	14.00	5.00
Second Quarter ended March 31, 2015	11.50	7.00
Third Quarter ended June 30, 2015	11.50	5.50
Fourth Quarter ended September 30, 2015	9.50	4.50

On November 6, 2015, we effectuated a 1-for-50 reverse stock, which was previously approved by our Board of Directors. As of January 12, 2016, the last sales price reported on the OTC Pink Marketplace for our common stock was $5.55 per share, which reflects the reverse stock split. All issued and outstanding common stock, options for common stock, restricted stock awards, warrants, and convertible debt, and per share amounts have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The voting and conversion rights of the Super-Voting Preferred have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

Stockholders

At September 30, 2015, there were approximately 3,443 stockholders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, included those discussed under Risk Factors above and elsewhere in this report.

Overview

Ominto is a global e-commerce company that owns and operates global online shopping and loyalty websites along with a network marketing subsidiary, DubLi Network. Ominto and its DubLi Network subsidiary currently serve customers in more than 100 countries. Through Ominto’s unique e-commerce platform, shoppers can browse through different categories of products, which feature international and local brands, travel, coupons, discounts and vouchers and receive cash back on their purchases (“Cash Back”). Ominto has adapted its e-commerce and Cash Back platform to serve 12 international markets in local language and currency to strengthen its global e-commerce and Cash Back presence and encourage customers to shop at its websites in its countries of operation. Depending on the market, Ominto’s websites feature some of the world’s most popular local and global brands including Amazon.com®, Wal-Mart®, Nike®, Hotels.com®, Zalando®, Groupon™ and Expedia®. Ominto receives a commission each time shoppers make a purchase its shopping portal and a portion of those commissions are passed along to our customers in the form of Cash Back.

At Ominto owned and operated shopping websites, consumers shop at the same online stores they normally frequent and earn Cash Back with each purchase. The Company’s personalized shopping platform is used to deliver coupons, deals, and Cash Back to shoppers each time they return to the personalized platform to shop online. Ominto builds its shopping networks by contracting with third parties, called Affiliate Networks, who have relationships with thousands of global, online merchants and travel booking sites. Our new Ominto.com website, which is launching in the second quarter of fiscal 2016, will power and operate alongside our existing DubLi.com website which serves customers in over 100 countries. The enhanced Ominto platform will recognize each customer's preferred shopping locations and deliver a tailored shopping experience including preferred stores, language, currency and deals as well as relevant direct marketing messages.

The soon-to-be-launched Ominto platform will offer a sophisticated level of personalization rarely seen in the online Cash Back shopping industry. We will have the ability to personalize the customer’s experience based on the customer’s activities on the shopping portal as well as the consumer's indicated interest preferences. As the customer’s activities increase on our shopping portals over time, the level of personalization of the customer’s experience also increases. By offering a shopping experience that becomes more customized with each subsequent activity on the site, we are able to increase customer loyalty which is paramount to differentiating ourselves in the competitive landscape of the Cash Back industry.

Ominto is expanding its offerings of customized shopping websites to business clients (“Partners”) in its Partner program. We expect to create new revenue through membership fees and maintenance fees arising from new sites designed for our Partners. Ominto will continue to offer its co-branded websites to businesses clients, both as a selling tool for DubLi Network Business Associates (our independent marketing associates for the DubLi Network) and for new Partners that are obtained by and in conjunction with the in-house partner support group. Our co-branded shopping websites allow our business clients to offer their own customers the ability to earn Cash Back. We believe that Partners can enhance their own customers' loyalty while monetizing their customer database. Our customized Cash Back websites give our Partners an ability to leverage their relationships with more than their customers; they can add employees, investors and donors to the shopping website as well. Our portals will assist our business customers in engaging their customers on their shopping website with seasonal promotional messaging, email campaigns and banner advertisements. Business customers will direct their consumer members/constituents to their own branded websites, which is the consumer-facing component of Ominto.com’s e-commerce platform. The enhanced online shopping experience helps connect us and our business clients to their large and engaged customer base.

Ominto operates the DubLi Network through a wholly-owned subsidiary. DubLi Network is a direct sales and network marketing ecosystem that drives consumer traffic to DubLi.com, DubLi Network’s online shopping portal product that leverages our unique online Cash Back shopping platform. DubLi.com enables its visitors to purchase products offered by various online stores, including consumer products, travel related-products and services and then receive Cash Back rewards. Following the launch of Ominto.com in the second quarter of fiscal 2016, DubLi.com will offer the same shopping as the new Ominto.com website and it will be powered by Ominto’s platform in the same manner as Ominto powers other business customers’ customized shopping websites. DubLi Network offers licensing packages and membership packages to independent marketing representatives known as Business Associates (“BAs”). Many of our BAs have been with Ominto since its inception. We believe DubLi Network has become one of the larger direct selling ecommerce companies in the world.

Prior to March 28, 2013, the Company’s principal business consisted of an online auctions program that was primarily designed to enable consumers to purchase merchandise through its reverse auction site. Our BAs sold “Credits” (rights to make bids in one of our auctions) which were designed to offer consumers savings on their purchases of merchandise. Effective March 28, 2013, we discontinued our auctions program.

During the year ended September 30, 2014, our revenues from continuing operations were generated primarily from (a) business license fees paid by BAs and DubLi business customers who established customer websites for their own customers; (b) membership subscription fees from BAs and their customers’ Premium and V.I.P. membership packages; (c) commission income from participating online stores affiliated with our online shopping portal arising from the purchase transactions our customers generated; and (d) advertising and marketing programs. Our revenues from discontinued operations for the year ended September 30, 2015 were recognized from Credits breakage associated with inactive BAs.

The components of revenues for the year ended September 30, 2015 are summarized as follows:

E-commerce and Memberships:

Business License Fees	$4,613,469
Membership Subscription Fees and Commission Income	15,503,048
Advertising and Marketing programs	979,446
Other	193,292

Discontinued Operations	540,171
Total revenues	$21,829,426

E-commerce and memberships:

We have offered our shoppers choices, including a free membership and two forms of paid memberships (Premium and V.I.P), that allowed them to earn varying amounts of Cash Back from the purchases that they make online through our shopping sites. The Premium and V.I.P. membership subscription packages allowed our customers to earn a higher percentage of Cash Back on their purchases. For the Premium members, we charge a monthly subscription fee and for the V.I.P. members we charge an annual subscription fee. In the future, we will offer a single form of paid membership called the VIP Lounge which will be charged to members annually.

Ominto has relationships with thousands of online stores and travel companies from around the world that pay us a commission, usually as a percentage of sales, based on the sales price of the products purchased by consumers that we have directed to their sites. Ominto, in turn, returns some of these commissions to the shopper as Cash Back. The merchants participate in our shopping mall to incentivize customers to shop with them. Cash Back amounts are clearly stated throughout the website. The Cash Back percentage varies from store to store, and on the type of membership the consumer has obtained from us. Our business clients and BAs earn a commission from us, based on these purchase transactions generated by their customers.

Licensing fees:

We require each of our DubLi.com BAs to purchase an initial business license from us to begin his, her or its sales of DubLi’s products. For-profit business clients are required to pay an initial registration fee. Until March 2014, our Bas paid a monthly maintenance fee to remain as an active member following the date of their initial membership. Effective April 2014 the monthly maintenance fee was replaced by a mandatory minimum purchase requirement (see section ‘Revenue recognition’); our Bas were required to purchase our membership products for resale in the form of qualifying vouchers or membership packages for BAs or membership packages for DubLi’s customers as described below. Our for-profit business clients typically pay a monthly maintenance fee to continue access to their co-branded websites.

Our business:

We intend to cost effectively increase our revenues to become profitable through several initiatives. We are improving the appeal and usability of our shopping portals, which we believe will increase shopper purchases on the portals. To that end, we have redesigned the portal and we anticipate launching our new portal in the second fiscal quarter of 2016. Given the significant expansion of purchases made from mobile devices, we have developed a mobile app which will be part of the launch of our new site. The new site will allow us to offer a site that is easier to use, more responsive to each shopper's preferences and a personalized shopping experience. We expect these features to increase each shopper's number of visits to and use of our shopping site.

The quality of the merchants available on our site is essential to our success, and the number and quality of our participating merchants has improved as our business has matured. We expect the number and type of merchants to remain similar to our current merchant offerings. Of course, we will continue to add new countries to our portal, with an emphasis on the Pacific Rim and India, and we will concurrently add local merchants. More important, we have expanded our internal Affiliate Network team so that we can offer localized and specialized advertisements to both improve the value we offer our members and increase our revenues. We will continue to refine our advertising offerings to best maximize benefits to our merchants and to our members.

During the periods reported, we depended primarily on our BAs to market the portal to shoppers and to business clients. Our focus has shifted to obtaining business clients, and, through these business clients, obtaining individual shoppers in large numbers. We have a new in-house partnership program team that markets customized shopping portals to business clients with a customer base over 50,000. The value proposition to the business client includes both commissions and an opportunity to enhance relations with its own consumers by offering them our valuable Cash Back service.

We recognize that to realize the full benefit of our business clients we need to provide on-going client assistance. Our larger business clients will be assisted in engaging their constituents on the site, which we believe will markedly increase the constituent members' use of our site. Similarly, we are also finalizing a new training program for our most successful Bas to learn how to improve selling and account management capabilities, including showing them how to teach business clients with a customer base in excess of 10,000 to engage with their own members. These new efforts to engage customers of business clients have no prior period comparisons. Our success from these programs will be derived from the number of members added, retention of business customers' members, and how much those new members engage with our site, as opposed to, for example, the number of BAs participating in our business or the total number of members enrolled from all sources. Our new site, as well as our current and upcoming efforts to engage business clients' constituent members, will allow us to focus on and emphasize the most successful methods of customer engagement. We do not believe that a comparison of the number of business customers, members, business associates or their historical retention rates will be helpful in understanding our new business model or the future success of our business.

We plan to offer free Ominto apps in the iOS App Store and Google Play Store to strengthen our brand awareness and provide an even more convenient shopping experience for our shoppers. Our improved Apps will be included in our Ominto.com site launch in the second quarter of fiscal 2016 and will include all of the appealing features of our Web experience, and many more that are uniquely tailored to native Mobile Apps rather than mobile websites. This initiative leverages the desire of many mobile device owners for Mobile Apps rather than mobile websites. In addition, the Mobile App will allow us to offer localized coupons and specials on a real-time basis to our customers. We are also able to ensure that mobile sales and commissions owed to our shoppers are accurately tracked.

Trends in Our Business

We continue to focus our resources on our e-commerce shopping portal. We believe that shopping transactions continue to shift from traditional brick and mortar to online retailers as the digital economy evolves. This shift has enabled our growth in revenue. However, our revenue growth rate to date may not be sustainable due to factors, including increasing competition, and increasing maturity of the online shopping portal market. We plan to continue to invest in our shopping portal and increase our customer base through Business Client sites and our BAs, but cannot provide any assurance that such investments will result in increased revenues or net income.

In order to increase the sale of our Cash Back products, we are working to add dedicated white-label and co-branded Cash Back shopping sites with large-scale business clients we call our "Partners" Such Partners offer these shopping sites to their own customers/constituents we believe this will increase the number of shoppers purchasing products and services through our sites. We have also begun to implement incentive offerings to further engage shoppers when visiting our sites to increase revenues from commissions as well as to introduce new advertising programs to increase our advertising revenues from our participating online merchants.

Traditional retail seasonality has affected our results of operations, and is likely to continue to do so. Online shopping generally decreases during the summer months, and shopping (whether traditional or e-commerce) typically increases significantly during the holiday season in the fourth quarter of each calendar year. These seasonal trends have caused, and will likely continue to cause fluctuations in our quarterly results. Historically, trends in the network marketing industry dictate slower growth during the summer months.

Increasing our revenues requires investment in software development, marketing, corporate facilities, information technology infrastructure, and human resources. We expect the following to be important components in our business strategy: (i) “Partner” Programs whereby we offer our business clients with large retail customer bases interested in earning additional revenues co-branded sites and white label shopping sites; and (ii) expansion in new markets and countries. We expect that the cost of revenues and other costs will increase and may also increase as a percentage of revenues in future periods, primarily due to forecasted increases in costs, including customer acquisition costs, commissions, data center costs, credit card and other transaction fees, and content acquisition costs.

As we expand our Cash Back shopping sites and other products to international markets, we continue to increase our exposure to fluctuations in foreign currency to US dollar exchange rates.

Liquidity and Capital Resources

Liquidity

We have incurred substantial losses from our inception through September 30, 2015. We experienced negative net cash flows from our operating activities of approximately $5.2 million and $2.7 million for the fiscal years 2015 and 2014, respectively. We will likely require additional financing to meet our working capital and capital expenditures requirements. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon our business plan and fund operations, which could have a material, adverse effect on our business, financial condition and results of operations. Our financial statements for the year ended September 31, 2015 contained in this report have been prepared assuming that we will continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We continue to update our product offerings which places additional demands on future cash flows and may decrease liquidity. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our future products, revenues generated from operations, the impact of competitive product offerings, and whether we are successful in acquiring additional customers on a large scale through partners. We intend to increase our marketing efforts in order to grow our network of BAs which we expect will improve sales of our e-commerce products. The marketing efforts will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenues from operations; adequately dealing with competitive pressures; acquiring complementary products, technologies or business; or increasing our marketing efforts.

Because of constraints on our sources of capital and our liquidity needs, we continued to borrow from Michael Hansen, the founder of Dubli, a Director, and current Executive Vice President, Development, during the years ended September 30, 2015 and 2014. Operations during fiscal 2015 were financed in part through (i) sale of 40 million shares of our common stock to two unaffiliated foreign investors, a former substantial stockholder, and a former lender to the Company totaling $4.5 million in cash consideration; (ii) proceeds from convertible debt of $3.6 million; and (iii) the sale of land in Dubai in June 2015 which resulted in net proceeds of $1.2 million. Further detail of these transactions are described below.

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

As of September 30, 2014, we owed Mr. Hansen a total of approximately $6.4 million in loans, advances and deferred salary for services rendered. Mr. Hansen has also provided a revolving loan commitment to fund up to $5 million through December 31, 2015. During fiscal 2015, the Company made total cash repayments of $4.0 million to Mr. Hansen for amounts due to him on the unsecured note, interest, advances and services rendered. In addition, $2 million of advances from Mr. Hansen were converted to 20 million shares of common stock at $0.10 per share in August 2015. As of September 30, 2015, we owed Mr. Hansen a total of approximately $0.39 million.

On August 13, 2015, the Company sold 20 million shares of common stock at $0.10 per share for total cash consideration of $2 million to a former substantial stockholder. In conjunction with the sale, a warrant was also issued for the purchase of up to 25 million shares of common stock at $0.10 per share, exercisable for a period of one year from the date of issuance of the warrant.

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

Cash in Foreign Subsidiaries

The Company has significant operations outside the United States. As a result, cash generated by and used in the Company's foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of September 30, 2015, the Company held $1.5 million of unrestricted and $0.9 million of restricted cash in foreign subsidiaries.

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

Use of Estimates and Critical Accounting Policies

Management’s use of estimates and assumptions

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

Dubli, a wholly owned subsidiary of the Company has a global network marketing organization with Business Associate representatives in many countries throughout the world. The Company offers BAs a wide variety of products and services to sell to their customers, many of whom are also recruited to become Business Associates themselves. BAs earn commissions on sales of products and services that they sell directly, and earn commissions on “downstream” sales of products and services made by BAs that they recruit into the marketing network. The Company also offers various membership packages to customers and a program for business clients (“partner program”) whereby customers are recruited by the Partner.

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

Effective March 2014, our BAs were no longer required pay a monthly fee to maintain their current membership status which was recorded as revenue in the respective period for which it was paid. Partner program participants continue to pay a monthly maintenance fee which is recorded as revenue in the respective period for which it is paid.

38

●

Membership subscription fees - (i) Effective April 2014 our BAs are required to purchase our membership subscription products for resale in the form of a qualifying VIP membership or VIP membership packages for BAs or membership packages for DubLi’s customers as described under item (ii) below. These membership subscription products have a shelf life of twelve months. Revenue is recognized ratably over a twelve-month period when any membership subscription product is activated or immediately upon expiry; and (ii) DubLi customers who purchase a Premium or a V.I.P. membership package pay a monthly or an annual subscription fee, respectively. The monthly subscription fee is recorded as revenue in the respective period for which it was paid and the annual subscription fee is recognized ratably over the subscription period.

At the end of the fourth quarter of fiscal 2015, the Company concluded it had accumulated a sufficient level of historical data from a large pool of homogenous transactions to allow management to reasonably and objectively determine an estimated unused and expired VIP voucher rate and the pattern of VIP voucher redemptions. Under this method, revenue is recognized and the VIP voucher liability is derecognized for unredeemed VIP vouchers in proportion to actual VIP voucher redemptions. The Company believes this method is preferable to recognizing revenue on expiration or use, because it better reflects the VIP voucher earnings process.

In accordance with Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” the Company concluded this accounting change represented a change in accounting estimate effected by a change in accounting principle and included a revision in expected redemptions based on VIP voucher redemption patterns. Accordingly, we accounted for the change as a change in estimate utilizing the cumulative catch-up method. The impact of the cumulative catch-up recorded at the end of the fourth quarter 2015 was to reduce VIP voucher deferred revenue and increase revenue by approximately $9.3 million. Had the Company used this method in 2014, the Company would have recognized additional revenue of $0.7 million from expired vouchers.

We believe it is appropriate to recognize revenues on this basis in order to more closely match revenue and related costs. We believe that the use of recent historical data is reasonable and appropriate because of the relative stability of the average actual number of VIP membership’s redeemed.

●	Commission income - The Company receives varying percentages in commission income earned from merchants participating in its online shopping malls. These commissions are calculated based upon the agreed rates with the participating merchants on all our customer's transactions processed through our online mall platform and are recognized on an accrual basis from data obtained from the merchant. A percentage of the commission income is payable, in the form of cash back, to the customer for all purchase transactions. The amount of cash back accrued as a reduction of commission income is the amount that is equivalent to the cash back paid to customers with a free membership and is recognized at the time the commission income is recognized. Commission income from merchants is included in other receivables and prepaid expenses and total $0.48 million and $ $0.44 million for the years ended September 30, 2015 and 2014, respectively.

●	Advertising and marketing - During fiscal year 2012, three advertising programs were introduced and sold to BAs which represented a pool of funds that were collected in advance of several planned television and telemarketing advertising campaigns to generate new DubLi.com Shopping Mall customers for our BAs and/or Partners. Several marketing packages were also introduced and sold during fiscal year 2013 which were no longer available as of September 2013. Revenues for the respective advertising and marketing programs are recognized at a fixed rate per customer allocated to BAs in accordance with the terms and obligations under the programs or upon expiration based upon the following criteria - (i) when the Business Associate became inactive for twelve months and redemption was deemed remote, (ii) when the BA accepted an exchange under any replacement program, or (iii) when waivers and releases were obtained from the BA.

Deferred Revenues

Deferred subscription fee revenues relate to unearned revenues associated with VIP memberships. The Company sells membership and payments are received in advance of customers using the membership.

Auctions (Discontinued operations)

Effective March 28, 2013, the Company discontinued its auction program. Any remaining unused credits owned by Business Associates following the discontinuance have been reclassified as liabilities of discontinued operations. Unused credits associated with inactive BAs are recognized as revenues after twelve months of the termination of the auction program or when waivers and releases are obtained from BAs who have opted to accept any replacement program.

Prior to March 28, 2013, revenues from the auction program were recorded on a net basis of (i) bidding credits used and broken in auctions, (ii) sale of goods and handling fees, and (iii) net auctioned value of gift cards. Net auctioned value of gifts cards was arrived at based upon the auctioned face value of the gift card less its associated cost of the gift card.

Cost of revenues

Cost of revenues are principally commissions based upon each BA’s volume of sales, any “Down-line” sales by other BAs under the sponsoring BAs and purchase transactions through our shopping portal made by customers under the sponsoring BA. Commissions due to BAs at the time of such transaction are recorded as deferred costs until the corresponding revenues are recognized. From time-to-time we offer special incentive bonuses that are recognized when the BA meets the sales target goals or specific criteria, and are recorded as deferred costs which are then expensed ratably as the corresponding revenues are recognized.

Cost of revenues also includes commissions paid to Partners and cash back paid to customers that is in excess of cash back paid to customers with a free membership.

Commissions and other incremental direct costs including credit card processing fees in connection with the auction program had been fully expensed as of March 2013 and were reported as cost of revenues under discontinued operations.

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

The Company conducts business globally and, as a result, one or more of our subsidiaries file income tax returns in US federal and state, and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities in the countries in which each respective company operates. The Company is currently under ongoing tax examinations in several countries. While such examinations are subject to inherent uncertainties, the Company does not currently anticipate that any such examination would have a material adverse impact on its consolidated financial statements.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Liabilities measured at fair value are summarized as follows as of:

September 30, 2015:

	Level 1	Level 2	Level 3	Total
Derivative liability	$–	$–	$715,575	$715,575

September 30, 2014:

	Level 1	Level 2	Level 3	Total
Derivative liability	$–	$–	$–	$–

The fair value liability for warrants has been recorded as determined utilizing the Black-Scholes option pricing model.

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Share-Based Compensation, which requires the use of the fair value method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of the stock option grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on weighted average of the historical volatility of the Company’s common stock and selected peer group comparable volatilities and other factors estimated over the expected term of the options. The expected term of stock options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant for the period of the expected term.

Results of Operations

Organization of Information

This section provides a narrative on our financial performance and condition, which should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this prospectus and includes use of estimates and critical accounting policies, results of operations, liquidity and capital resources, and subsequent events. Operating results are not necessarily indicative of results that may occur in future periods.

COMPARISON OF FISCAL YEAR ENDED SEPTEMBER 30, 2015 TO FISCAL YEAR ENDED SEPTEMBER 30, 2014

Consolidated Results

Revenues for the 2015 increased to $21.3 million from $4.5 million in 2014. The increase was primarily a result of increased sales of VIP memberships and increased commission income from purchases on the portal. Gross income increased to $8.2 million from $2.1 million as a result of the higher sales, offset by higher cost of revenue from higher commission expenses as a percent of revenue. The loss from continuing operations increased to 12.2 million for 2015 from 6.9 million in 2014 as a result of higher expenses including an increase of $7.1 million in non-cash equity compensation. Expenses are described below. Net loss for the year ended September 30, 2015 and 2014 was approximately $11.7 million and $1.3 million, respectively. The increase in the net loss was due in part to a $5.1 million reduction in income from discontinued operations which was $0.5 million for 2015 and $5.6 million for 2014.

Continuing Operations

Selling, general and administrative (“SGA”) expenses were approximately $19.6 million and $9.0 million for the years ended September 30, 2015 and 2014, respectively. Costs were generally higher as a result of growth in the company. Significantly, payroll costs for 2015 included $7.1 million in non-cash equity compensation compared to $0.4 million in 2014. Other increases included higher outside service fees for offshore staff and higher banking and processing fees from higher revenues. Details of our SGA expenses are summarized as follows:

	For the Years ended September 30,
	2015	2014	Change
	(All amounts in $ thousands)
Advertising expenses	$55	$155	$(100)
Depreciation	199	198	1
Outside service fees	2,924	1,971	953
Payroll costs	13,195	4,494	8,701
Rent and office expenses	1,008	872	136
Banking and processing fees	1,368	705	663
Foreign exchange	(143)	127	(270)
Travel expenses and others	986	519	467

Total	$19,592	$9,041	$10,551

We recorded impairment charges during the year ended September 30, 2015 of approximately $0.3 million to reduce the carrying values of our existing portal. Also in 2015 we recorded a $0.4 million charge to increase the fair value of a derivative liability related to warrants issues in connection with the convertible note.

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. For the years ended September 30, 2015 and 2014, our reported income tax rate is lower than the US federal statutory rate primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net income or losses for the respective years, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

Discontinued Operations

Net income from discontinued operations was approximately $0.54 million and $5.6 million for the fiscal 2015 and 2014, respectively. The decrease of approximately $5.06 million was primarily due to: (i) lower revenues recognized for unused credits associated with inactive Business Associates in fiscal 2015, as compared to for fiscal 2014.

Foreign Currency Translation Adjustment

Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. The average rate of the US dollar/€ weakened from $1.312 for fiscal year 2013 to $1.358 for fiscal year 2014 thereby increasing the consolidated net revenues, operating expenses, and loss from continuing operations

The closing exchange rates between the US dollar/€ in effect were $1.32 to 1.09€ at September 30, 2015 and $1.27 to 1.00€ at September 30, 2014. For the year ended September 30, 2015, the foreign currency translation adjustment represented a gain of approximately $1.31 million as compared to a gain of approximately $0.5 million for the year ended September 30, 2014.

Subsequent Events

Option Exercise

On October 12, 2015, The holder of a 100,000 share warrant at $2.50 per share exercised his warrant, the Company received total cash consideration of $0.25 million.

Conversion of Convertible Debt

On November 1, 2015 the Company filed amendments with the state of Nevada to increase its authorized shares and to affect a reverse stock split of its common shares. On November 7,2015 the convertible note was converted into 800,000 common shares of the Company.

Reverse Stock Split

On August 15, 2015, our board and a stockholder holding a majority of the votes approved a reverse split of common stock at ratio of 1-for-20 to 1-for-100 with the board of directors having discretion to set the ratio. On November 1, 2015, our board approved a reverse stock split of our common stock at a ratio of 1-for-50 (the "Reverse Split"). The Company effectuated the Reverse Split on November 4, 2015, and the shares of common stock began trading on a post-reverse split basis on November 6, 2015. The par value of the common stock and Super-Voting Preferred was not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, options for common stock, restricted stock awards, warrants, and convertible debt, and per share amounts have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The voting and conversion rights of the Super-Voting Preferred have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

Appointment of Certain Officers

On October 28, 2015, the Company entered into an employment agreement with Jeffrey Schuett to serve as Executive Vice President of Operations and Technology Solutions of the Company for a term of five (5) years, with successive one year renewals. As part of Mr. Schuett's compensation arrangement, he was issued options to purchase 100,000 shares of common stock which options shall vest in sixty (60) equal monthly installments. Mr. Schuett will be considered a named executive officer in this position.

Repayment – Related Party

On January 8, 2016 the Company paid Mr. Hansen the remaining outstanding advance balance owed of $397,480.

Off-Balance Sheet Arrangements

At September 30, 2015 and 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the report of Mayer Hoffman McCann P.C., independent registered public accounting firm, are set forth on pages F-1 through F-23 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures” as defined in Rules 13a-15(b) and 15d-15(b) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s Management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014 and 2015 and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control over Financial Reporting, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective.

However, corrective actions have been initiated subsequent to September 30, 2014 for each internal control weakness as described below under the section “Changes in Internal Control over Financial Reporting”.

Management’s Report on Internal Control over Financial Reporting

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

Our CEO and CFO assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of September 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - An Integrated Framework (June 2013). Management concluded that, as of September 30, 2015 and 2014, our internal control over financial reporting was not effective because of the material weaknesses as described below:

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

As a result of the Company’s material weaknesses, material adjustments were required to be recorded to the Company’s consolidated financial statements for the year ended September 30, 2015 during the performance of the audit of those statements.

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

During the year ended September 30, 2014, we:

(1)	Engaged an internal audit firm to assist with control assessment and remediation;

(2)	Hired a new Corporate Controller and additional qualified and experienced finance department personnel to enhance period end financial close and reporting; and

(3)	Commenced a reorganization of our finance, accounting and other support staff to improve work flow and enhance internal controls;

Subsequent to September 30, 2014, we:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated herein by reference from the definitive Proxy Statement for the election of directors which we intend to file with the Commission not later than 120 days after September 30, 2015 pursuant to Regulation 14A (“Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference from the registrant’s Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated herein by reference from the registrant’s Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference from the registrant’s Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference from the registrant’s Proxy Statement.

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
See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

OMINTO, INC.

We have audited the accompanying consolidated balance sheets of Ominto, Inc. and subsidiaries (collectively, the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, accumulated comprehensive income (loss), stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ominto, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.

Boca Raton, Florida

January 13, 2016

Ominto, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$3,531,124	$2,111,812
Restricted cash	1,434,699	904,465
Other receivables and prepaid expenses	480,268	441,153
Deferred costs	4,061,592	3,387,549
Land held for sale	-	1,225,269

Total current assets	9,507,683	8,070,248
Property and equipment, net	1,550,390	1,442,708
Other assets	-	45,045

TOTAL ASSETS	$11,058,073	$9,558,001

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Accounts payable	$1,166,684	$1,916,297
Amounts payable to Business Associates	1,973,216	1,820,905
Customer deposits	1,948,030	1,054,190
Other payables and accrued liabilities	2,335,217	2,383,661
Derivative liability	715,575	-
Note payable	3,301,224	500,000
Amounts due to related parties	425,242	6,438,948
Deferred subscriptions fee revenues	8,233,180	6,141,882
Deferred advertising revenues	42,260	1,052,845
Liabilities of discontinued operations	58,857	652,419

Total current liabilities	20,199,485	21,961,147

TOTAL LIABILITIES	20,199,485	21,961,147

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
25 million shares authorized, $0.01 par value, 185,000 shares issued and outstanding	1,850	1,850
Common stock
700 million (2015) and 500 million (2014) shares authorized, $0.001 par value, 11.0 million (2015) and 8.6 million (2014) shares issued and outstanding	11,008	8,644
Additional paid-in-capital	39,185,136	25,539,401
Accumulated other comprehensive loss	956,174	(353,051)
Accumulated deficit	(49,295,580)	(37,599,990)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,141,412)	(12,403,146)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,058,073	$9,558,001

See accompanying notes to consolidated financial statements

Ominto, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended September 30,
	2015	2014
Revenues:
Business license fees	$4,613,469	$2,292,161
Membership subscription fees and commission income	15,503,048	1,704,507
Advertising and marketing programs	979,446	358,109
Other	193,292	124,067

	21,289,255	4,478,844
Cost of revenues	13,101,834	2,343,653

Gross income	8,187,421	2,135,191
Selling, general and administrative expenses	19,591,698	9,041,195
Land and software impairment charges	324,335	-

Loss from operations	(11,728,612)	(6,906,004)
Interest expense	98,122	37,061
Decrease in fair value of derivative liability	409,026	-

Loss before income taxes	(12,235,760)	(6,943,065)
Income taxes	-	-

Loss from continuing operations	(12,235,760)	(6,943,065)
Income from discontinued operations, net of taxes	540,170	5,601,656

Net loss	$(11,695,590)	$(1,341,409)

Earnings (loss) per share
Basic and diluted:
Continuing operations	$(1.35)	$(0.80)
Discontinued operations	$0.06	$0.65

Weighted average shares outstanding
Basic and diluted	9,049,877	8,643,848

See accompanying notes to consolidated financial statements

F-3

Ominto, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	For the years ended September 30,
	2015	2014

Net loss	$(11,695,590)	$(1,341,409)
Foreign currency translation adjustment	1,309,225	502,128

Comprehensive loss	$(10,386,365)	$(839,281)

See accompanying notes to consolidated financial statements

Ominto, Inc. and Subsidiaries – Update for 2015

Consolidated Statements of Stockholders' Equity (Deficit)

						Accumulated
	Preferred stock		Common stock		Additional	other		Total
	Shares	Par	Shares	Par	paid-in	comprehensive	Accumulated	equity
	outstanding	value	outstanding	value	capital	income (loss)	deficit	(deficit)
Balance, September 30, 2013	185,000	$1,850	8,611,871	$8,612	$25,071,627	$(855,179)	$(36,258,581)	$(12,031,671)
Stock based compensation	-	-	-	-	272,806	-	-	272,806
Common stock issuances for bonus incentives	-	-	22,222	22	99,978	-	-	100,000
Common stock issuances for services	-	-	10,000	10	94,990	-	-	95,000
Foreign currency translation adjustment	-	-	-	-	-	502,128	-	502,128
Net income	-	-	-	-	-	-	(1,341,409)	(1,341,409)

Balance, September 30, 2014	185,000	1,850	8,644,093	8,644	25,539,401	(353,051)	(37,599,990)	(12,403,146)

Stock based compensation	-	-	-	-	1,296,099	-	-	1,296,099
Common stock issuance for bonus incentive	-	-	-	-	-	-	-	-
Common stock issuance for services	-	-	1,062,978	1,064	5,850,936	-	-	5,852,000
Private Placements	-	-	900,000	900	4,499,100	-	-	4,500,000
Debt Conversion			400,000	400	1,999,600	-	-	2,000,000
Foreign currency translation adjustment	-	-	-	-	-	1,309,225	-	1,309,225
Net loss	-	-	-	-	-		(11,695,590)	(11,695,590)

Balance, September 30, 2015	185,000	$1,850	11,007,01	$11,08	$39,185,16	$956,174	$(49,295,50)	$(9,141,412)

See accompanying notes to consolidated financial statements

Ominto, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss from continuing operations	$(12,235,760)	$(6,943,065)
Adjustments to reconcile income (loss) to net cash flows from operating activities:
Depreciation and amortization	198,917	198,428
Software impairment charges	324,335	-
Gain on sale of land	(17,321)	-
Stock based compensation	1,296,099	272,806
Common stock issuances for bonus incentives	-	100,000
Common stock issuances for services	5,852,000	95,000
Decrease in fair value of derivative liability	409,026	-
Changes in operating assets and liabilities:
Restricted cash	(774,076)	(519,424)
Other receivables and prepaid expenses	(77,526)	(307,090)
Deferred costs	(1,880,150)	(2,299,985)
Other assets	45,045	50,432
Accounts payable	(626,265)	394,110
Amounts payable to Business Associates	297,066	151,974
Customer deposits	1,037,080	435,894
Other payables and accrued liabilities	280,584	828,225
Amounts due to related parties – services rendered	(998,918)	816,898
Deferred subscription fee revenues	2,661,951	4,639,698
Deferred advertising revenues	(1,019,146)	(440,152)

Net cash flows from continuing operations	(5,227,059)	(2,526,251)

Income from discontinued operations	540,171	5,601,656
Net change in asset and liabilities of discontinued operations	(530,673)	(5,749,402)

Net cash flows from discontinued operations	9,498	(147,746)

Net cash flows from operating activities	(5,217,561)	(2,673,997)

Cash flows from investing activities:
Purchases of equipment and software	(630,934)	(14,060)
Proceeds from sale of land	1,242,590	812,537

Net cash flows from investing activities	611,656	798,477

Cash flows from financing activities:
Proceeds from common stock issuances	4,500,000	-
Proceeds from note payable	3,600,000	500,000
Repayment of note payable	(500,000)	-
Proceeds (repayment) of note payable and advances from related party	(2,834,455)	2,856,735

Net cash flows from financing activities	4,765,545	3,356,735
Effect of exchange rate changes	1,259,672	499,175

Net change in cash and cash equivalents	1,419,312	1,980,390
Cash and cash equivalents, beginning of year	2,111,812	131,422

Cash and cash equivalents, end of year	$3,531,124	$2,111,812

Supplemental cash flow information:
Cash paid for interest	$91,300	$37,061
Cash paid for income taxes	-	-
Non Cash Investing and financing activities Repayment of advances from related party with common stock	$2,000,000	-

See accompanying notes to consolidated financial statements

Ominto, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

On June 26, 2015, the Company changed its name to Ominto, Inc. from DubLi, Inc. Ominto, Inc., (“Ominto,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global E-commerce Cashback and network marketing company which operates a worldwide shopping portal. We market membership subscriptions directly to consumers and through partnership programs including our network marketing subsidiary. The Company is organized in Nevada and its principal executive offices are located in Bellevue, Washington. The Company’s wholly-owned subsidiaries are incorporated in Florida, the British Virgin Islands, Cyprus, the United Arab Emirates, India and Singapore.

Our E-commerce Cashback transactions throughout the world are conducted through DubLi.com’s shopping portal websites. Beginning the second fiscal quarter of 2016, we will add an Ominto.com website which will also offer Cashback transactions. We have a large network of independent Business Associates that sell our E-commerce Cashback products.

Effective March 28, 2013 the Company discontinued its auctions program. Prior to March 28, 2013, Ominto’s principal business included reverse auctions conducted online that were designed to: (i) sell its proprietary electronic gift cards; and (ii) enable consumers to purchase merchandise through its shopping portals from online retailers at discount prices.

Mr. Michael Hansen, who is a director, has a direct ownership of approximately 2.8 million shares of our common stock and 185,000 shares of our Super Voting Preferred Stock as of September 30, 2015. Each share of our Super Voting Preferred votes as 40 shares of common stock. As a result, Mr. Hansen had the power to cast approximately 56% of the votes that could be cast by our stockholders. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution or merger of the Company, sale of all of the Company’s assets or changing the size and composition of the Board of Directors.

Reverse Stock Split

On August 15, 2015, our board and a stockholder holding a majority of the stockholder votes approved a reverse split of common stock at ratio of 1-for-20 to 1-for-100 with the board of directors having discretion to set the ratio. On November 1, 2015, our board approved a reverse stock split of our common stock at a ratio of 1-for-50 (the "Reverse Split"). The Company effectuated the Reverse Split on November 4, 2015, and the shares of common stock began trading on a post-reverse split basis on November 6, 2015. The par value of the common stock and Super-Voting Preferred was not adjusted as a result of the Reverse Stock Split. All issued and outstanding common stock, options for common stock, restricted stock awards, warrants, and convertible debt, and per share amounts have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The voting and conversion rights of the Super-Voting Preferred have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.

2. Ability to continue as a going concern.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next 12 months without deferring payment on certain current liabilities and raising additional funds. For the year ended September 31, 2015 we incurred a loss from continuing operations of $12.2 million and had negative cash flows from continuing operations of $5.2 million. The Company has an accumulated deficit for the period from our inception through September 30, 2015 of approximately $49.3 million. As a result, the Company had a working capital deficit of approximately $10.7 million as of September 30, 2015. These factors raise substantial doubt about our ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on our ability to raise capital to fund our future operations and working capital requirements and our ability to profitably execute our business plan. Our plans for the long-term return to and continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable operation of our business. The Company expects that it will need approximately $6 million to fund operations during the next twelve months. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Liquidity and Capital Resources

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

On May 12, 2015, the Company sold 400,000 shares of common stock at $5.00 per share in a private placement for a total cash consideration of $2 million to two unaffiliated foreign investors. The proceeds were used for working capital.

On June 28, 2015, the Company closed the sale of a parcel of land in Dubai to an unaffiliated purchaser for approximately $1.2 million and did not realize any significant gain on the disposal.

As of September 30, 2014, we owed Mr. Hansen a total of approximately $6.4 million in loans, advances and deferred salary for services rendered. Mr. Hansen has also provided a revolving loan commitment to fund up to $5 million through December 31, 2015. During fiscal 2015, the Company made total cash repayments of $4.0 million to Mr. Hansen for amounts due to him on the unsecured note, interest, advances and services rendered. In addition, $2 million of advances from Mr. Hansen were converted to 400,000 shares of common stock at $5.00 per share in August 2015. As of September 30, 2015, we owed Mr. Hansen a total of approximately $0.39 million.

On August 13, 2015, the Company sold 400,000 shares of common stock at $5.00 per share in a private placement for a total cash consideration of $2 million. In conjunction with the sale, a warrant was also issued for the purchase of up to 500,000 shares of common stock at $5.00 per share, exercisable for a period of one year from the date of issuance.

On August 13, 2015, the Company sold 100,000 shares of common stock at $5.00 per share in a private placement for a total cash consideration of $0.5 million to a former creditor of the Company. In conjunction with the sale, a warrant was also issued for the purchase of up to 100,000 shares of common stock at $2.50 per share, exercisable for a period of sixty days from the date of issuance. The warrant was exercised on October 12, 2015 for total cash consideration of $0.25 million.

On September 14, 2015, the Company entered into binding agreements with two foreign investors to borrow a total of $5 million in the form of convertible note which automatically converted to common stock at $6.25 per share when the Company had common stock authorized. $3.6 million of the convertible notes were funded by September 30, 2015; the $1.4 balance was funded late due to delays in the investor's fund transfer. Upon conversion of the notes on November 7, 2015, the Company will issue warrants to the investors for the purchase of a total of 300,000 shares of common stock at $10.00 per share, exercisable for a period of one year from the date of issuance of the warrants.

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) in conformity with US GAAP and includes the accounts of Ominto, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

Restricted cash

The Company has agreements with organizations that process credit card transactions of the Company. The credit card processors have financial risk of chargebacks associated with the credit card transactions because the processor generally forwards the cash proceeds to the Company soon after each transaction is completed but before the expiration of the time period in which the purchaser may request a refund. The Company’s agreements with the credit card processors allow them to create and maintain a reserve account by retaining a certain portion of the cash generated from the credit card transactions that would otherwise be delivered to the Company, herein known as “Restricted Cash”. The reserve requirement with each card processor is set at their respective fixed percentage for all transactions to be held for their respective rolling term period from the date of the transaction.

Allowance for doubtful Accounts

Receivables are uncollateralized obligations due under normal trade terms, typically requiring payment within 30 days from invoice date.

Receivables are stated at the contractual amount billed, net of an allowance for doubtful accounts, if any. Accounts dated over 90 days old are considered past due. The Company estimates the allowance based on an analysis of specific accounts, taking into consideration the age of past due accounts and an assessment of the debtors ability to pay. Interest income is not recognized on past due accounts.

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

Internal-use Software and Website Development

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software and website development are expensed as incurred. For the years ended 2015 and 2014 respectively, we capitalized $553,994 and nil associated with internal-use software and website development.

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

Fair Value of Financial Instruments

The Company has adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) for measurement and disclosures about the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value using a three level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value

The book value of the Company’s financial instruments consisting of cash, receivables, deferred costs, accounts payable and accrued liabilities approximate their respective fair values because of the short maturity of these instruments.

The three levels of fair value hierarchy defined by ASC 820 are:

Level 1 - Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 - Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life; and

Level 3 - Inputs reflect Management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Liabilities measured at fair value are summarized as follows as of:

September 30, 2015:

	Level 1	Level 2	Level 3	Total
Derivative liability	$–	$–	$715,575	$715,575

September 30, 2014:

	Level 1	Level 2	Level 3	Total
Derivative liability	$–	$–	$–	$–

The fair value liability the Company’s warrants have been determined utilizing the Black-Scholes option pricing model. See Note 8 for further discussion on the derivative liability.

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

Dubli, a wholly owned subsidiary of the Company has a global network marketing organization with Business Associate representatives in many countries throughout the world. The Company offers Business Associates a wide variety of products and services to sell to their customers, many of whom are also recruited to become Business Associates themselves. Business Associates earn commissions on sales of products and services that they sell directly, and earn commissions on “downstream” sales of products and services made by Business Associates that they recruit into the marketing network. The Company also offers various membership packages to customers and a Partner program whereby customers are recruited who shop on our DubLi shopping mall.

The Company’s revenue recognition policies for each of its products and services are as follows:

E-commerce and memberships

●

Business license fees - Business Associates pay an initial business license fee and partner program participants (excluding not-for-profit organizations) pay a setup fee for the marketing and training services provided by the Company which enables them to begin their sales of DubLi’s products and services. The business license fee or partner setup fee is recognized as revenue ratably over twelve months.

Effective March 2014, our Business Associates were no longer required to pay a monthly fee to maintain their current membership status; these monthly fees were recorded as revenue in the respective period for which it was paid. Partner program participants continue to pay a monthly maintenance fee which is recorded as revenue in the respective period for which it was paid.

●

Membership subscription fees - (i) Effective April 2014, our Business Associates were required to purchase our membership subscription products for resale in the form of a qualifying VIP membership or VIP membership packages for Business Associates or membership packages for DubLi’s customers as described under item (ii) below. These membership subscription products have a shelf life of twelve months. Revenue is recognized ratably over a twelve-month period when any membership subscription product is activated or immediately upon expiry; (ii) DubLi customers who purchase a Premium or a V.I.P. membership package pay a monthly or an annual subscription fee, respectively. The monthly subscription fee is recorded as revenue in the respective period for which it was paid and the annual subscription fee is recognized ratably over the subscription period.

At the end of the fourth quarter of fiscal year 2015, the Company concluded it had accumulated a sufficient level of historical data from a large pool of homogenous transactions to allow management to reasonably and objectively determine an estimated unused and expired VIP voucher rate and the pattern of VIP voucher redemptions. Under this method, revenue is recognized and the VIP voucher liability is derecognized for unredeemed VIP vouchers in proportion to actual VIP voucher redemptions. The Company believes this method is appropriate for recognizing revenue on expiration or use, because it better reflects the VIP voucher earnings process.

In accordance with Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” The Company concluded this accounting change represented a change in accounting estimate effected by a change in accounting principle and include a revision in expected redemptions based on VIP voucher redemption patterns. Accordingly, we accounted for the change as a change in estimate utilizing the cumulative catch-up method. The impact of the cumulative catch-up recorded at the end of the fourth quarter 2015 was to reduce VIP voucher deferred revenue and increase revenue by approximately $9.3 million. Had the Company used this method in 2014 the Company would have recognized additional revenue of $0.7 million from breakage.

We believe it is appropriate to recognize revenues on this basis in order to more closely match revenue and related costs. We believe that the use of recent historical data is reasonable and appropriate because of the relative stability of the average actual number of VIP membership’s redeemed.

●	Commission income - The Company receives varying percentages in commission income earned from merchants participating in its online shopping malls. These commissions are calculated based upon the agreed rates with the participating merchants on all our customer’s transactions processed through our online mall platform and are recognized on an accrual basis based upon data obtained from the merchant. A percentage of the commission income is payable, in the form of cash back, to the customer for all purchase transactions. This cash back amount due the customer is accrued as a deduction from commission income at the time the commission income is recognized. Commission income from merchants is included in other receivables and prepaid expenses and totaled $0.48 million and $0.44 million for the years ended September 30, 2015 and 2014, respectively.

●	Advertising and marketing - During fiscal year 2012, three advertising programs were introduced and sold to Business Associates which represented a pool of funds that were collected in advance of several planned television and telemarketing advertising campaigns to generate new DubLi.com shopping mall customers for our Business Associates and/or Partners. Several marketing packages were also introduced and sold during fiscal year 2013 which were no longer available as of September 2013. Revenues for the respective advertising and marketing programs are recognized at a fixed rate per customer allocated to Business Associates in accordance with the terms and obligations under the programs or upon expiration based upon the following criteria - (i) when the Business Associate became inactive for twelve months and redemption was deemed remote, (ii) when the Business Associate accepted an exchange under any replacement program, or (iii) when waivers and releases were obtained from the Business Associate.

Deferred Revenues

Deferred subscription fee revenues relate to unearned revenues associated with VIP memberships. The Company sells membership’s and payments are received in advance of customers using the memberships.

Auctions (Discontinued Operations)

Effective March 28, 2013, the Company discontinued its auctions program. Any remaining unused Credits owned by Business Associates following the discontinuance had been reclassified as a liability of discontinued operations. Unused credits associated with inactive Business Associates are recognized as revenues on the earlier of twelve months after termination of the auctions program or when waivers and releases are obtained from Business Associates who have opted to accept any replacement program.

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

For the year ended September 30, 2015, potential dilutive securities, which consisted of outstanding stock options, warrants and other compensation arrangements amounted to approximately 2,307,900. For the year ended September 30, 2014, dilutive securities amounting to approximately 300,000 included in the dilutive weighted average shares, consisted of outstanding stock options and other compensation arrangements.

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

Segment Policy

The Company derives its revenues from the E-Commerce cashback and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and Auctions segment (reported as discontinued operations) as described in Note 16 - Segment Information.

4. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. Amounts of restricted cash held, by type of currency were as follows:

	September 30,
	2015	2014
Euro	$1,302,172	$206,312
Australian Dollar	123,360	77,563
United States Dollar	9,167	620,590
Total	$1,434,699	$904,465

5. Deferred Costs

Deferred costs represent commission costs which are directly related to: (i) unearned subscription fees which are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled. Deferred costs expensed are included in cost of revenues.

6. Land Held for Sale

	September 30,
	2015	2014
Cost	$-	$2,114,412
Less: Valuation allowance	-	889,143
	$-	$1,225,269

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

7. Property and Equipment

Property and equipment comprised the following:

	September 30,
	2015	2014
Land:
Held for sales incentives	$3,562,500	$3,562,500
Less: Valuation allowance	(2,687,752)	(2,687,752)
	874,748	874,748

Computers and equipment	340,781	308,004
Computer software	-	690,565
Software development	551,694	-
Furniture and fixtures	111,478	102,805
	1,003,953	1,101,374
Accumulated depreciation	(328,311)	(533,414)
	675,642	567,960

	$1,550,390	$1,442,708

Land Held for Sales Incentives

The Company acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of September 30, 2015, the land value of approximately $0.9 million consisted of the contract price and land filled cost of approximately $3.6 million less a valuation allowance of approximately $2.7 million that was based on Management’s evaluation of the estimated fair value.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Business Associates upon attaining certain performance objectives.

Depreciation

Depreciation expense was $198,917 and $198,428, for the years ended September 30, 2015 and 2014, respectively.

8. Derivative Liability and Subsequent Event

The Company analyzed the provision of the convertible note entered into on September 15, 2015. The agreement requires the Company to issue a stock purchase warrant for 340,000 shares of common stock to the holders of the notes upon conversion of the outstanding principal and accrued interest into common stock of the Company. The Company had to issue convertible debt with a warrant attached, do to it not having authorized shares available under its articles of incorporation.  The warrants had a price-based anti-dilutive protection provisions (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we have been required to recognize the warrant as a liability at its fair value as of September 30, 2015.   The fair value derivative liability of the warrants on the date of issuance, September 15, 2015 was $306,549. The company recognized a loss on the change in the fair value of the derivative liability for the year ended September 30, 2015 of $409,026. The fair value derivative liability of the warrants as of September 30, 2015 was $715,575.

On November 7th, 2015 the notes were converted to common stock of the Company and a stock purchase warrant for 340,000 shares of common stock was issued to the holders.

The fair value derivative liability of the warrants was determined using the Black-Scholes option pricing model using the following assumptions.

	September 15, 2015	September 30, 2015
Risk-free interest rate	0.47%	0.33%
Expected life of derivative liability	1.54 years	1.5 years
Annualized volatility	70.0%	70.0%
Dividend rate	0%	0%

9. Amounts Due to Related Parties and Subsequent Event

Amounts due to related parties are as follows:

	September 30,
	2015	2014
Unsecured notes payable to Mr. Hansen	$-	$2,500,000
Amounts due for advances by Mr. Hansen	397,480	2,566,735
Amounts due for services rendered	27,762	1,372,213
	$425,242	$6,438,948

As of September 30, 2014 the Company had an unsecured note payable to Mr. Hansen for $2.5 million. During 2015 the Company repaid the note and accrued interest to Mr. Hansen and as of September 30, 2015 the note was paid in full. Also during the year, the Company made payments of $1.5 million to Mr. Hansen to pay down advances and amounts owed for services.

In addition, $2 million of advances from Mr. Hansen were converted to 400,000 shares of common stock at $5.00 per share.

On January 8, 2016 the Company paid Mr. Hansen the remaining balance of outstanding advances totaling $397,480.

Amounts due for services rendered are accrued compensation and amounts due for advances and services rendered are non-interest bearing and have no terms of repayment.

10. Note Payable and Subsequent Event

On May 6, 2014, the Company entered into an unsecured loan agreement with a private lender to provide $500,000 for business development purposes at an interest rate of 10% per annum. The outstanding principal and accrued interest were fully repaid on November 14, 2014.

On September 15, 2015, the Company entered into a convertible note payable agreement with two unrelated parties of the Company for a total of $5,000,000 to be used for general working capital. As of September 30, 2015, approximately $3.6 million as received from the holders. The notes bear interest at the three month LIBOR rate (London Interbank Offered Rate) on the date of issuance which was 2%. The rate shall remain unchanged while the notes are outstanding. The principal balance and accrued interest convert to common stock of the Company pursuant to a mandatory conversion provision or become due and payable September 15, 2017 if the conversion provision is not triggered. The notes mandatorily convert five days after the Company files either an amendment to its articles of incorporation with the state of Nevada increasing its authorized shares and or in addition to an amendment with the state of Nevada authorizing a reverse split of the Company’s issued and outstanding shares.

The Company determined that the conversion feature attached to the convertible debt was not a derivative. On September 15, 2015 when the Company sold the convertible note there were not authorized shares available under the articles of incorporation of the Company for conversion and issuance. Total shares required upon conversion equaled 800,000. If shares had been available, the trading market for the Company’s shares does not have sufficient trading volume for the holder to sell his shares. In accordance with ASC 815 to be considered a derivate the holder of shares upon conversion has to have the ability to sell their position, this was not possible. Because this was the case, the Company determined the conversion feature was not a derivate.

As described in Note 8, The convertible note agreement also included provisions for detachable warrants for 340,000 shares of common stock. The $3.6 million of proceeds from the note was recognized net of a discount for the fair value of the warrants totaling $0.360 million.

Interest expenses related to these notes, including amortization of the warrant discount, totaled $22,580 and $24,155 for the years ended September 30, 2015 and 2014, respectively.

The Company filed both amendments on November 1, 2015 and the notes converted to 800,000 shares of common stock on November 7, 2015.

11. Discontinued Operations

The Company discontinued all auctions activities effective March 28, 2013. As a result, the operating results for the auctions program have been reclassified to income from discontinued operations in the consolidated statements of operations.

	For the years ended September 30,
	2015	2014
Income from discontinued operations	540,171	5,601,656
Income taxes	-	-
Income from discontinued operations, net of taxes	$540,171	$5,601,656

All the costs associated with the Credits had been fully expensed as of the effective date of the termination. The Company did not recognize a gain or loss on discontinued operations.

Included in liabilities of discontinued operations at September 30, 2015 and 2014 are unused Credits of approximately $0.059 million and $0.7 million, respectively.

12. Income Taxes

The provision (benefit) for income taxes comprised the following:

	For the years ended September 30,
	2015	2014
Income (loss) from continuing operations before income taxes:
United States	$(6,067,881)	$(876,048)
Foreign	(6,167,879)	(6,067,017)
	$(12,235,760)	$(6,943,065)

Current tax expense (benefit):
Federal	$-	$-
Foreign	-	-
	-	-

Deferred tax expense (benefit):
Federal	-	-
Foreign	-	-
	$-	$-

The tax effect of significant items comprising our net deferred tax assets as of September 30, 2015 and 2014 are as follows:

	For the years ended September 30,
	2015	2014
Deferred tax assets:
Stock Options	$822,093	$333,322
Federal and state net operating loss carry forwards	1,952,844	1,532,648
Foreign net operating loss carry forwards	2,503,618	1,386,980
Land impairment	1,011,401	1,011,401
Other	183,518	100,786
Gross deferred tax assets	6,473,474	4,365,137
Less: Valuation allowance	(6,474,530)	(4,353,169)
Net deferred tax assets	1,056	11,968
Deferred tax liabilities	(1,056)	(11,968)
Net deferred taxes	$-	$-

At September 30, 2015, the Company has $5,189,594 of net operating loss carryforwards for US federal income tax purposes that expire beginning in 2019. Due to Internal Revenue Code Section 382 limitations related to the change in ownership of the Company, the utilization of pre-acquisition net operating losses is limited on an annual basis. The Company had $19,168,331 of foreign net operating loss carryforwards at September 30, 2015 in Cyprus that expire beginning in 2018.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the period in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. As of September 30, 2015 and 2014, valuation allowances of $6,474,530 and $4,353,169 have been recorded, respectively. A valuation allowance has been established to reduce deferred income tax assets, principally domestic and foreign tax loss carryforwards to amounts more likely than not to be realized. Consequently, the change in the Company's valuation allowance of approximately $2.1 million was primarily due to an increase in Federal and foreign net operating losses.

A reconciliation of U.S. statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective tax rate for the years ended September 30, 2015 is as follows:

	2015	2014
Statutory rate	34%	34%
Federal minimum taxes	3	-
Permanent difference	(12)	-
Effect of foreign earnings	(12)	(17)
Change in valuation allowance	(15)	(64)
State tax effect, net of federal benefit	1	-
Effect of land impairment charge	1	42
Other	-	5
Statutory rate	1%	-%

The Company operates as a US corporation with foreign subsidiaries. As a result, the Company's expected statutory rate is 34 percent and would apply to its foreign earnings if such amounts were earned in the US. The Company's foreign earnings were derived principally in Cyprus, which has a tax rate of 12.5 percent, and in the British Virgin Islands, which does not assess a corporate income tax on earnings. As a result, the Company's effective rate was impacted significantly by the effect of the Company's foreign earnings.

The Company's effective tax rate was also affected by the change in the valuation allowance.

Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a more likely than not threshold. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company's financial statements. Management believes that the Company has not taken any material tax positions that would be deemed to be uncertain, therefore the Company has not established a liability for uncertain tax positions for the years ended September 30, 2015 and 2014. As of September 30, 2015, the tax years beginning from the year ended September 30, 2012 through the year ended September, 2015 were determined to be open for purposes of the Company's ASC 740 analysis.

13. Commitments and Contingencies

Employment agreements

The Company has employment agreements with certain officers, which extend from 24 to 60 months, and are renewable for successive one year terms. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements as of September 30, 2015 are as follows:

September 2016	$1,706,250
September 2017	1,903,750
September 2018	1,903,750
September 2019	1,903,750
Total	$7,417,500

Leases

The Company leases its office premises located in Washington, Florida, Oregon, and Utah. The initial terms of the lease are between 6 and 39 months and terms. Future minimum payments under the leases as of September 30, 2015 is as follows:

September 2016	$201,116
September 2017	126,664
September 2018	129,064
September 2019	36,267
Total	$493,111

Other

From time to time, the Company is involved in legal matters arising in the ordinary course of business that, in the opinion of management, will not have a material effect on the Company’s consolidated financial position.

14. Stockholders’ Equity and Subsequent Event

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

(iii)	each share shall be mandatorily converted into one share of common stock upon the earlier of (i) the consummation of a “Change in Control Transaction” (as defined in the Company’s Articles of Incorporation) or any sale, assignment, transfer, conveyance, hypothecation or other transfer or disposition of such shares or (ii) August 17, 2017; and

(iv)	each share of Preferred Stock is entitled 40 votes of common stock held at the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company or action by written consent in lieu of meetings with respect to any and all matters presented to the stockholders of the Company. Each holder of Preferred Stock shall vote together with the holders of common stock, as a single class, except (a) as provided by Nevada Statutes and (b) with regard to the amendment, alteration or repeal of the preferences, rights, powers or other terms with the written consent of the majority of holders of Preferred Stock.

Common stock

During the year ended September 30, 2014, the Company entered into transactions which required the issuance of approximately 32,000 shares of its common stock as described in items (c) and (d) below. These 32,000 shares were included in the Company’s basic and diluted weighted average shares computation for the year ended September 30, 2014.

As of September 30, 2014, a total of approximately 72,000 shares were committed for issuance and reflected as issued on the books of the Company, but stock certificates were not issued due to certain administrative and documentation requirements. The shares of common stock were in respect of the following: (a) the receipt of cash proceeds from an investor for $6,000, or $5.00 per share, (b) the receipt of cash proceeds totaling approximately $294,000 from the exercise of stock options at a price of $7.50 per share, (c) the issuance of a stock award pursuant to a consulting agreement valued at $95,000 or $9.50 per share, and (d) the payment of bonus incentive for $100,000 or $4.50 per share. Certificates for these shares committed for issuance were issued during fiscal year 2015.

On May 19, 2015, the Company’s stockholders approved to increase the number of: (i) shares of common stock authorized for issuance from 500 million to 700 million, and (ii) shares of common stock reserved for issuance under the Company’s Amended and Restated 2010 Omnibus Equity Compensation Plan (“Omnibus Plan”) from 1 million to 3 million.

On August 13, 2015, the Company sold 400,000 shares of common stock at $5.00 per share for a total cash consideration of $2 million to a former substantial stockholder. In conjunction with the sale, a warrant was also issued for the purchase of up to 500,000 shares of common stock at $5.00 per share, exercisable for a period of one year from the date of issuance of the warrants.

On August 13, 2015, the Company sold 100,000 shares of common stock at $5.00 per share in a private placement for a total cash consideration of $0.5 million to a former lender to the Company. In conjunction with the sale, warrants was also issued for the purchase of up to 100,000 million shares of common stock at $2.50 per share, exercisable for a period of sixty days from the date of issuance of the warrant. The warrant was exercised in October 2015 prior to its expiration.

Warrants:

The following is a summary of warrants as of September 30, 2015:

	Shares	Exercise Price ($)	Expiration Date
Class A Warrants:
Warrants issued on August 13, 2015	100,000	2.50	October 12, 2015
Warrants issued on August 13, 2015	500,000	5.00	July 31, 2016
Warrants issued on September 14, 2015	340,000	10.00	March 30, 2017
Outstanding and exercisable at September 30, 2015	940,000

The holder of the 100,000 share warrant at $2.50 per share exercised his warrant on October 12, 2015. for total consideration of $0.250 million.

15. Stock Based Compensation

The Company’s 2010 Omnibus Equity Compensation Plan (the “Plan”) was approved on September 30, 2010 by Mr. Hansen, who was the Company’s majority stockholder at the time. On June 9, 2015, the Company’s stockholders approved an increase of shares of common stock reserved for issuance under the Company’s Omnibus Plan from 1 million to 3 million. The Omnibus Plan’s participants include board members, executives, employees and certain consultants and advisers of the Company and the Omnibus Plan has been implemented in order to attract, incentivize and retain highly qualified individuals and keep the Company competitive with other companies with respect to executive compensation. Awards under the Omnibus Plan may be made to participants in the form of (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted stock; (v) deferred stock; (vi) stock awards; (vii) performance shares; (viii) other stock-based awards; and (ix) other forms of equity-based compensation as may be provided and are permissible under the Omnibus Plan and the law.

The fair value of stock options awards was estimated using the Black-Scholes options-pricing model, with the following assumptions:

	Years ended September 30,
	2015	2014
Dividend yield	$-	$-
Expected volatility	70%	121%
Risk free interest rate	1.14%	1.13%
Expected life	7 .9 years	4.6 years

During the years ended September 30, 2015 and 2014, we recognized approximately $1.296 million and $0.273 million, respectively, of employee stock option compensation. The unamortized stock option compensation expense at September 30, 2015 and 2014 were approximately $3.749 million and $.008 million, respectively, and are expected to be recognized over a period of 3.6 and 1.8 years, respectively.

During the year ended September 30, 2015, management conducted an analysis of the expected volatility used in the Company’s Black-Scholes option-pricing model under the guidance provided in ASC 718, Stock Based Compensation. Management considered a number of factors in estimating expected volatility including historical share price, trading volumes, market capitalization, historical and perspective financial data of the Company, changes to the business plan, and peer companies weighted for relative risk factors. They selected a volatility using a probability weighting based on these factors in the range of 65% to 75%. As a result of this analysis, the Company determined that using just historical share price volatility was no longer appropriate to value new options and warrants and now uses a 70% volatility rate for the Black-Scholes option pricing model.

The following summarizes the stock option activity for the years ended September 30, 2015 and 2014:

	2015		2014
	Number of	Weighted average	Number of	Weighted average
	shares	exercise price	shares	exercise price
Outstanding at beginning of year	87,324	$10.00	201,662	$8.00
Granted	1,085,980	6.52	20,513	4.50
Exercised	-	-	-	-
Forfeited	(32,000)	9.19	(134,851)	6.50

Outstanding at end of year	1,141,304	$7.15	87,324	$10.00

Exercisable	223,900	$8.08	73,990	$11.00

The following summarizes information about stock options outstanding and exercisable at September 30, 2015:

		Options Outstanding		Options Exercisable
		Weighted average
Exercise	Number	remaining contract	Weighted average	Number	Weighted average
price range	outstanding	in years	exercise price	exercisable	exercise price

$0.00 - 5.00	20,000	6.0	$4.50	13,333	$4.50
5.50-10.00	1,093,149	7.7	6.53	182,502	6.79
10.50 -15.00	17,121	4.4	14.01	17,121	14.01
15.50- 20.00	11,034	1.3	17.50	11,034	17.50

	1,141,304	7.5	$6.73	223,990	$7.62

The following table summarizes information about shares of restricted stock awards activity under the Plan for the years ended September 30, 2015 and 2014:

Balance outstanding, September 30, 2013	-
Granted	500,000
Vested	(500,000)
Forfeited	-
Balance outstanding, September 30, 2014	-
Granted	1,383,360
Vested	(1,144,000)
Forfeited	-
Balance outstanding, September 30, 2015	239,360

During the year ended September 30, 2015, the Company granted a restricted stock award for 1,200 shares to a consultant under the Plan which vested immediately. The shares of common stock committed for issuance were included in the Company’s basic and diluted weighted average shares computation for the year ended September 30, 2015.

16. Segment Information

The Company divides its product and service lines into two segments: (1) E-Commerce and Memberships segment which includes business license fees, membership subscription fees and commission income, and, advertising and marketing programs; and (2) Auctions segment (reported as discontinued operations).

	For the years ended September 30,
	2015	2014
E-commerce and memberships
Revenues	$21,289,255	$4,478,844
Cost of revenues	13,101,834	2,343,653
Gross income from continuing operations	$8,187,421	$2,135,191

Discontinued operations (auctions)
Revenues	$540,171	$5,601,656
Cost of revenues	-	-
Income from discontinued operations, net of taxes	$540,171	$5,601,656

The total revenues recorded in our four geographic regions are summarized as follows:

	For the years ended September 30,
	2015	2014
Revenues:
European Union	$3,350,541	$3,370,841
North America	13,751,494	5,568,767
Australia	970,872	362,859
Global	2,676,178	778,033
	$20,749,085	$10,080,500

Represented by revenues from:
Continuing operations	$20,749,085	$4,478,844
Discontinued operations	540,170	5,601,656
	$21,289,255	$10,080,500

17. Subsequent Events

Appointment of Certain Officers

On October 28, 2015, the Company entered into an employment agreement with Jeffrey Schuett to serve as Executive Vice President of Operations and Technology Solutions of the Company for a term of five (5) years, with successive one year renewals. As part of Mr. Schuett's compensation arrangement, he was issued options to purchase 100,000 shares of common stock which options shall vest in sixty (60) equal monthly installments. Mr. Schuett will be considered a named executive officer in this position.

EXHIBIT INDEX

Item No	Exhibit Description
2.1	Agreement for Share Exchange dated as of February 3, 2003, by and among Clamshell Enterprises, Inc. and Shutterport, Inc (incorporated by reference to Exhibit 2.2 included in our Current Report on Form 8-K filed on March 4, 2003).
2.2	Agreement and Plan of Merger dated August 10, 2009 among DubLi, Inc., DubLi Merger Sub, and CG Holdings Ltd. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on August 14, 2009).
2.3	Amended and Restated Plan of Merger (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on September 30, 2009.
3.1	Articles of Incorporation dated June 4, 1999 (incorporated by reference to Exhibit 3.1(a) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.2	Certificate of Amendment to Articles of Incorporation dated February 14, 2001 (incorporated by reference to Exhibit 3.1(b) included in our Registration Statement on Form 10-SB filed on May 6, 2001).
3.3	Article of Amendment to Articles of Incorporation dated May 22, 2003 (incorporated by reference to Exhibit 3.1 included in our Information Statement on Schedule 14C filed on April 22, 2003).
3.4	Certificate of Designation filed October 16, 2009 (incorporated by reference to Exhibit 3.3 included in our Current Report on Form 8-K filed on October 23, 2009).
3.5	Amendment to Certificate of Designation dated December 30, 2009 (incorporated by reference to Exhibit 4.1 included in our Current Report on Form 8-K filed on December 30, 2009).
3.6	Certificate of Amendment to Certificate of Designation dated May 24, 2010 (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-Q filed on May 24, 2010).
3.7	Certificate of Designation filed August 20, 2012 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on August 21, 2012).
3.8	Certificate of Amendment to Articles of Incorporation dated September 25, 2012 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on September 27, 2012).
3.9	Bylaws (incorporated by reference to Exhibit 3(ii) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.10	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 included in our Current Report on Form 8-K filed on October 23, 2009).
3.11	Certificate of Amendment to Articles dated November 4, 2015 (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015)
3.12	Bylaws (incorporated by reference to Exhibit 3(ii) included in our Registration Statement on Form 10-SB filed on May 6, 2009).
3.13	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 included in our Current Report on Form 8-K filed on October 23, 2009).
4.1	2010 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.2 included in our Registration Statement on Form S-8 filed on September 30, 2010).
4.2	2010 Omnibus Equity Compensation Plan as amended and restated April 2015 (incorporated by reference to our Form 14C filed on May 19, 2015). ±
4.3	Form of Warrant issued to investors in August 2015 placement. (incorporated by reference from Registration Statement filed on September 17, 2015)
4.4	Form of Warrant to be issued to investors in September 2015 convertible note placement. (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015)
4.5	Form of Warrant and Warrant Certificate (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015).

48

Item No	Exhibit Description
10.1	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Andreas Kusche (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on October 23, 2009).†
10.2	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Betina Dupont Sørensen (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on October 23, 2009).†
10.3	Office Lease dated as of December 01, 2009 by and between 485 Properties, LLC and the Company.*
10.4	Voting Agreement dated as of March 3, 2009 between Michael Hansen and Michel Saouma.*
10.5	Employment Agreement, dated as of February 26, 2013, between DubLi, Inc. and Eric Nelson (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on February 28, 2013).†
10.6	Employment Agreement, dated as of February 27, 2013, between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 1.01 included in our Current Report on Form 8-K filed on March 5, 2013).†
10.7	Loan Agreement dated April 23, 2013 between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 23, 2013).
10.8	Purchase Agreement dated June 19, 2013 among DubLi, Inc. and Michael Hansen, Andreas Kusche, Eric Nelson, Thomas Sikora and Rick Daglio. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on June 21, 2013).
10.9	Amendment to the Purchase Agreement (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on November 21, 2013).
10.10	Land Parcel Sale Agreement, dated as of December 27, 2013, between Crown Group Investments Limited and Elite Star Engineering Limited (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 28, 2014).
10.11	Amendment to Land Parcel Sale Agreement, dated February 16, 2014 (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on April 28, 2014).
10.12	Amendment to Land Parcel Sale Agreement, dated February 26, 2014 (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on April 28, 2014).
10.13	Second Land Parcel Sale Agreement, dated as of December 27, 2013, between Crown Group Investments Limited and Mr. Varun Sudhir Marodia (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on April 28, 2014).
10.14	Loan Agreement dated May 6, 2014 between DubLi, Inc. and Sleiman Chamoun. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on May 9, 2014).
10.15	Promissory Note dated August 11, 2014 between DubLi, Inc. and Michael Hansen. (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 28, 2014).
10.16	Amended and Restated Promissory Note dated August 27, 2014 between DubLi, Inc. and Michael Hansen. (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 28, 2014).
10.17	Employment Agreement dated as of May 5, 2015 between Company and Ivan Braiker (incorporated by reference to Exhibit 10.1 included in our Quarterly Report filed on August 14, 2015) ±.
10.18	Employment Agreement dated as of May 5, 2015 between Company and Thomas Virgin (incorporated by reference to Exhibit 10.2 included in our Quarterly Report filed on August 14, 2015) ±.
10.19	Severance Agreement dated as of May 29, 2015 between Company and Eric Nelson (incorporated by reference to Exhibit 10.3 included in our Quarterly Report filed on August 14, 2015).
10.20	Stock Purchase Agreement dated of April 30, 2015 between Company, Rune Evensen and David Hong Chuan Goh (incorporated by reference to Exhibit 10.4 included in our Quarterly Report filed on August 14, 2015).
10.21	Stock Purchase Agreement dated August 14, 2015 between Company and Joseph Saouma. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.22	Advisor Agreement between the Company and members of its Advisory Board. (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015)±
10.23	Office Building Lease dated as of August 4, 2015 between Company and 112'th Bellvue Associates, LLC. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.24	Employment Agreement dated August 11, 2015 between Company and Thomas Vogl. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).

49

Item No	Exhibit Description
10.25	Purchase Agreement dated August 14, 2015 between the Company and Sleiman Chamoun. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.26	Subscription and Conversion Agreement dated August 14, 2015 between the Company and Michael Hansen. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.27	Subscription Agreement dated as of September 14, 2015 between the Company and Ominto Invest ApS. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.28	Subscription Agreement dated as of September 14, 2015 between the Company and RS Group. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.29	Convertible Note dated as of September 14, 2015 between the Company and Ominto Invest ApS. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.30	Convertible Note dated as of September 14, 2015 between the Company and RS Group. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.31	Employment Agreement dated as of September 14, 2015 between Company and Michael Hansen (incorporated by reference from Registration Statement filed by the Company on September 17, 2015). ±
10.32	Employment Agreement dated as of October 28, 2015 between Company and Jeffrey Schuett (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015).±
14	Code of Business Conduct and Ethics dated January 2, 2004 (incorporated by reference to Exhibit 14.1 included in our Current Report on Form 8-K filed on November 6, 2012).
21.1	Subsidiaries (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*   Filed herewith.

†   Indicates management contract or compensatory plan.

50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMINTO, INC

Dated: January 13, 2016	By:	/s/ IVAN BRAIKER
Ivan Braiker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 13, 2016.

Signatures	Title

/s/ DAVID POLLEI	Chairman of the Board and Director
David Pollei

/s/ IVAN BRAIKER	President, Chief Executive Officer and Director
Ivan Braiker	(Principal Executive Officer)

/s/ TOM VIRGIN	Chief Financial Officer (Principal Financial Officer and
Tom Virgin	Principal Accounting Officer)

/s/ MICHAEL HANSEN	Executive Vice President, Development and Director
Michael Hansen

/s/ MITCH HILL	Director
Mitch Hill

/s/ GREGORY NEWALL	Director
Gregory Newall

/s/ PETER HARRIS	Director
Peter Harris

/s/ GARY S. BAUGHMAN	Director
Gary S. Baughman

51