Form 10-K/A
period 2015-09-30
Ominto, Inc.
filed 2016-01-14
CIK 1097792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K/A

Amendment No. 1

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

Explanatory Note:

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Ominto, Inc. for the year ended September 30, 2015, filed with the Securities and Exchange Commission on January 13, 2016 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (extensible Business Reporting Language).

No other changes have been made to the Form 10-K.

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

EXHIBIT INDEX

Item No	Exhibit Description
2.1	Agreement for Share Exchange dated as of February 3, 2003, by and among Clamshell Enterprises, Inc. and Shutterport, Inc (incorporated by reference to Exhibit 2.2 included in our Current Report on Form 8-K filed on March 4, 2003).
2.2	Agreement and Plan of Merger dated August 10, 2009 among DubLi, Inc., DubLi Merger Sub, and CG Holdings Ltd. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on August 14, 2009).
2.3	Amended and Restated Plan of Merger (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on September 30, 2009.
3.1	Articles of Incorporation dated June 4, 1999 (incorporated by reference to Exhibit 3.1(a) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.2	Certificate of Amendment to Articles of Incorporation dated February 14, 2001 (incorporated by reference to Exhibit 3.1(b) included in our Registration Statement on Form 10-SB filed on May 6, 2001).
3.3	Article of Amendment to Articles of Incorporation dated May 22, 2003 (incorporated by reference to Exhibit 3.1 included in our Information Statement on Schedule 14C filed on April 22, 2003).
3.4	Certificate of Designation filed October 16, 2009 (incorporated by reference to Exhibit 3.3 included in our Current Report on Form 8-K filed on October 23, 2009).
3.5	Amendment to Certificate of Designation dated December 30, 2009 (incorporated by reference to Exhibit 4.1 included in our Current Report on Form 8-K filed on December 30, 2009).
3.6	Certificate of Amendment to Certificate of Designation dated May 24, 2010 (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-Q filed on May 24, 2010).
3.7	Certificate of Designation filed August 20, 2012 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on August 21, 2012).
3.8	Certificate of Amendment to Articles of Incorporation dated September 25, 2012 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on September 27, 2012).
3.9	Bylaws (incorporated by reference to Exhibit 3(ii) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.10	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 included in our Current Report on Form 8-K filed on October 23, 2009).
3.11	Certificate of Amendment to Articles dated November 4, 2015 (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015)
3.12	Bylaws (incorporated by reference to Exhibit 3(ii) included in our Registration Statement on Form 10-SB filed on May 6, 2009).
3.13	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 included in our Current Report on Form 8-K filed on October 23, 2009).
4.1	2010 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.2 included in our Registration Statement on Form S-8 filed on September 30, 2010).
4.2	2010 Omnibus Equity Compensation Plan as amended and restated April 2015 (incorporated by reference to our Form 14C filed on May 19, 2015). ±
4.3	Form of Warrant issued to investors in August 2015 placement. (incorporated by reference from Registration Statement filed on September 17, 2015)
4.4	Form of Warrant to be issued to investors in September 2015 convertible note placement. (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015)
4.5	Form of Warrant and Warrant Certificate (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015).

48

Item No	Exhibit Description
10.1	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Andreas Kusche (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on October 23, 2009).†
10.2	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Betina Dupont Sørensen (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on October 23, 2009).†
10.3	Office Lease dated as of December 01, 2009 by and between 485 Properties, LLC and the Company.**
10.4	Voting Agreement dated as of March 3, 2009 between Michael Hansen and Michel Saouma.**
10.5	Employment Agreement, dated as of February 26, 2013, between DubLi, Inc. and Eric Nelson (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on February 28, 2013).†
10.6	Employment Agreement, dated as of February 27, 2013, between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 1.01 included in our Current Report on Form 8-K filed on March 5, 2013).†
10.7	Loan Agreement dated April 23, 2013 between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 23, 2013).
10.8	Purchase Agreement dated June 19, 2013 among DubLi, Inc. and Michael Hansen, Andreas Kusche, Eric Nelson, Thomas Sikora and Rick Daglio. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on June 21, 2013).
10.9	Amendment to the Purchase Agreement (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on November 21, 2013).
10.10	Land Parcel Sale Agreement, dated as of December 27, 2013, between Crown Group Investments Limited and Elite Star Engineering Limited (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 28, 2014).
10.11	Amendment to Land Parcel Sale Agreement, dated February 16, 2014 (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on April 28, 2014).
10.12	Amendment to Land Parcel Sale Agreement, dated February 26, 2014 (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on April 28, 2014).
10.13	Second Land Parcel Sale Agreement, dated as of December 27, 2013, between Crown Group Investments Limited and Mr. Varun Sudhir Marodia (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on April 28, 2014).
10.14	Loan Agreement dated May 6, 2014 between DubLi, Inc. and Sleiman Chamoun. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on May 9, 2014).
10.15	Promissory Note dated August 11, 2014 between DubLi, Inc. and Michael Hansen. (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 28, 2014).
10.16	Amended and Restated Promissory Note dated August 27, 2014 between DubLi, Inc. and Michael Hansen. (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 28, 2014).
10.17	Employment Agreement dated as of May 5, 2015 between Company and Ivan Braiker (incorporated by reference to Exhibit 10.1 included in our Quarterly Report filed on August 14, 2015) ±.
10.18	Employment Agreement dated as of May 5, 2015 between Company and Thomas Virgin (incorporated by reference to Exhibit 10.2 included in our Quarterly Report filed on August 14, 2015) ±.
10.19	Severance Agreement dated as of May 29, 2015 between Company and Eric Nelson (incorporated by reference to Exhibit 10.3 included in our Quarterly Report filed on August 14, 2015).
10.20	Stock Purchase Agreement dated of April 30, 2015 between Company, Rune Evensen and David Hong Chuan Goh (incorporated by reference to Exhibit 10.4 included in our Quarterly Report filed on August 14, 2015).
10.21	Stock Purchase Agreement dated August 14, 2015 between Company and Joseph Saouma. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.22	Advisor Agreement between the Company and members of its Advisory Board. (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015)±
10.23	Office Building Lease dated as of August 4, 2015 between Company and 112'th Bellvue Associates, LLC. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.24	Employment Agreement dated August 11, 2015 between Company and Thomas Vogl. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).

49

Item No	Exhibit Description
10.25	Purchase Agreement dated August 14, 2015 between the Company and Sleiman Chamoun. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.26	Subscription and Conversion Agreement dated August 14, 2015 between the Company and Michael Hansen. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.27	Subscription Agreement dated as of September 14, 2015 between the Company and Ominto Invest ApS. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.28	Subscription Agreement dated as of September 14, 2015 between the Company and RS Group. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.29	Convertible Note dated as of September 14, 2015 between the Company and Ominto Invest ApS. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.30	Convertible Note dated as of September 14, 2015 between the Company and RS Group. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.31	Employment Agreement dated as of September 14, 2015 between Company and Michael Hansen (incorporated by reference from Registration Statement filed by the Company on September 17, 2015). ±
10.32	Employment Agreement dated as of October 28, 2015 between Company and Jeffrey Schuett (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015).±
14	Code of Business Conduct and Ethics dated January 2, 2004 (incorporated by reference to Exhibit 14.1 included in our Current Report on Form 8-K filed on November 6, 2012).
21.1	Subsidiaries (incorporated by reference from the Form 10-K filed by the Company on January 13, 2015).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*   Filed herewith.

** Filed previously.

†   Indicates management contract or compensatory plan.

50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMINTO, INC

Dated: January 14, 2016	By:	/s/ IVAN BRAIKER
Ivan Braiker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 14, 2016.

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