Form 10-K/A
period 2015-09-30
Ominto, Inc.
filed 2016-01-26
CIK 1097792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2 TO FORM 10-K

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

As of January 12, 2015, 11,007,071 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding and 185,000 shares of the registrant’s Preferred Stock, par value $0.01 per share, were outstanding.

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 with the Securities and Exchange Commission on January 13, 2016. Amendment No. 1 to our Form 10-K was filed on January 14, 2016 solely to include our financial statements in XBRL format (Amendment No. 1 shall be referred to as our 10-K Filing"). This Amendment No. 2 to our 10-K Filing is being filed to (i) include certain information required by Part III of Form 10-K that was omitted from Part III of our 10-K Filing because it was to be incorporated by reference to our definitive proxy statement for our 2015 Annual Meeting of Stockholders or an amendment to the 10-K Filing. We are electing to provide such information via an amendment to our 10-K Filing.

Except for the items described above, no other information in the 10-K Filing is amended hereby, and this amendment does not reflect events occurring after the 10-K Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the 10-K Filing and our other filings with the Securities and Exchange Commission.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our directors and executive officers, and their ages and positions as of December 31, 2015 are as follows:

Name	Age	Position

Ivan Braiker	64	Chief Executive Officer, President and Director
Thomas J. Virgin	60	Chief Financial Officer
Betina Dupont Sorensen	44	Chief Marketing Officer, DubLi Network
Jeffrey Schuett	52	Executive Vice President, Operations and Solutions Development
Thomas Vogl	48	Chief Marketing Officer
Michael Hansen	46	Director, Founder, Executive Vice President, Development
David C. Pollei (3)(2)	72	Chairman of Board of Directors
Gary S. Baughman (1)(3)	69	Director
Gregory J. Newell (1)(2)	66	Director
Mitch C. Hill (1)	56	Director
Peter H. Harris (2)(3)	52	Director

(1) Audit Committee

(2) Compensation Committee

(3) Nominating and Corporate Governance Committee

Executive Officers

Ivan Braiker, 64, is President and Chief Executive Officer and a member of the Board of Directors. He served as a consultant to the Company from March 1, 2015 to his appointment as President and Chief Executive Officer as of May 5, 2015. From 2004 to May 2014, he was President and Chief Executive Officer of Hipcricket, a pioneer in mobile engagement platforms, where he was directly responsible for growing revenue and leading Hipcricket to be a major force in the industry. After Mr. Braiker left Hipcricket, on January 20, 2015, Hipcricket filed for bankruptcy protection. Earlier in his career he was President of Streamline Publishing, Inc., where he returned the company to profitability within one year. Prior to Streamline Publishing, Mr. Braiker was President and Chief Operating Officer of New Northwest Broadcasters, LLC, leading the acquisitions of radio stations across the Northwest while doubling cash flow within three years by strategically re-engineering and consolidating 43 stations across eight markets. As President of Satellite Music Network (SMN), he established the first radio network using satellites to distribute live 24-hour programming. Mr. Braiker has been a featured speaker at industry and financial conferences on mobile marketing and been quoted in many major publications. He attended American University, Washington, D.C., studying International Relations and was honorably discharged from the US Air Force Reserves-Andrews Air Force Base.

Thomas J. Virgin, 60, has served as our Chief Financial Officer since his appointment on May 5, 2015. He previously served as Chief Financial Officer of Hipcricket, Inc., position he held from 2007 to July 3, 2014. While at Hipcricket, Mr. Virgin led the company through a successful IPO on the London Stock Exchange’s AIM listing eight months after starting and was responsible for instituting all public company reporting and control processes. After Mr. Virgin left Hipcricket, on January 20, 2015, Hipcricket filed for bankruptcy protection. Prior to joining Hipcricket, from 2005-2007, Mr. Virgin was Executive Vice President and Chief Financial Officer of Talyst, Inc., a leader in patient safety in delivering medicine with a comprehensive pharmacy automation system built around its powerful software platform, AutoPharm® Enterprise where he developed the strategy and business model for balancing rapid sales growth with growth in operations, software development, new product development, and marketing. Earlier in his career he was Vice President of Finance and Administration and Chief Financial Officer of WizKids, LLC, Senior Vice President and Chief Financial Officer of T&W Financial Corporation and Senior Vice President of Seafirst Bank (now part of Bank of America). Mr. Virgin earned his BA in Business Administration from the University of Washington and an MBA from the University of Washington Executive MBA program. He is a Certified Public Accountant in the State of Washington.

Andreas Kusche, 45, has served as General Counsel of the Company since October, 2009. From September, 2007, until October, 2009, Mr. Kusche served as head of legal services of our DubLi subsidiary and our related predecessor Internet auctions. He studied at the renowned Humboldt University in Berlin, as well as at the University of Alicante in Spain. Additionally, he launched a film production company and was a consultant to an international film fund. After completing his law studies, Mr. Kusche applied for admission as an attorney and joined the Härting firm, specialists in media law in Berlin. At Härting, he worked in the fields of national and international tax law, among other areas, and completed the tax law examination successfully. Mr. Kusche earned more than seven years of experience in advising media production companies, staying especially active in the fields of media finance and media funds. Mr. Kusche remains in his current position, but due to the expansion of the Company’s management team, as of December 31, 2015 is no longer considered an executive officer of the Company.

Thomas Vogl, 48, was named Ominto’s Chief Marketing Officer on August 24, 2015. He founded THV Solutions in January 2015, where he worked with other company founders on capital fundraising, organization design and scaling product launch and go-to-market strategies. Mr. Vogl also served as Chief Operating Officer for Barn2Door, a company that connects farms selling local, sustainable food directly to consumers, from February through July of 2015. Previously Mr. Vogl served as Chief Marketing Officer for The Clymb, from January 2014 through August 2014, where he was accountable for customer acquisition, marketing efficiency and consistent communication of the brand, Redfin, from January 2012 through November 2013, where he served as Chief Marketing Officer and built organizational capabilities in public relations, online and email marketing, advertising and customer event management, and REI, from August 2006 through January 2012, where he served as Senior Vice President of Marketing. Mr. Vogl earned his BS in Business Administration from the University of Missouri and earned his MBA from Harvard Business School.

Jeffrey Schuett, 52, was named Ominto's Executive Vice President of Operations and Solutions Development on October 28, 2015. He joined Ominto following one year at Lightspeed GMI where he was Global Chief Technology Officer and Head of Development responsible for the development of Mobile, SaaS, Social, Search, Cloud, Content Management, Automation, Business Intelligence, and Analytics solutions for market research and panel management. From 2012 to 2014, Mr. Schuett was VP, Head of Platform & Common Services, Solutions Development Organization at Allscripts Healthcare. Prior to joining Allscripts, from 2011 to 2012, he was VP and Managing Director, CounselLink Division and Interim President & CTO of the CounselLink Division at LexisNexis. From 2008-2011, Mr. Schuett was CTO and Head of Development and Services and CIO of Thomson Reuters Elite, the division of the company that offers end-to-end enterprise business and financial management, content management and document management solutions. Earlier in his career, Mr. Schuett held a variety of other development and solutions full-time and consulting positions at AVST, VantageMed Healthcare, NEC Solutions and Trintech in Dublin, Ireland. Mr. Schuett holds an MBA in Finance from St. Mary’s College and a Bachelor of Arts in Business (Management Information Systems) from Washington State University.

Betina Dupont Sorenson, 44, is Chief Marketing Officer of our DubLi Network subsidiary, where she is responsible for all distribution, marketing and communications functions for DubLi Network’s Business Associates, a position she has held since 2005. She is also the manager of Ominto’s office in Dubai, UAE. Early in her career, Ms. Sorenson was employed in a Danish marketing firm and spent two years with Modulex, a division of LEGO where she worked in the accounting and logistics department. As a seasoned business executive, she has owned her own restaurant and has also managed accounting and HR for several nightclubs in Denmark. Ms. Sorenson began her career in Network Marketing in the late 1990s, and spent three years building large organizations and customer bases for two US multi-level marketing companies. She has a Degree in Business Administration from Vejle Business College. She is fluent in Danish, English and German and is conversational in Spanish. Ms. Sorenson shares the same household as Mr. Hansen, and they have an adult child together.

Michael Hansen, 46, is the Founder of DubLi, a Director, and since September 15, 2015, has served as the Executive Vice President, Development of the Company. He served as President and Chief Executive Officer of the Company's predecessor and served the same roles for the Company from 2003 until May, 2015, when Mr. Braiker was appointed. From May 2015 to September 2015, Mr. Hansen was Ominto’s chief strategist and conceptual developer. In September 2015, Mr. Hansen was appointed as Executive Vice President Development. Early in his career, Mr. Hansen gained experience from his work in a variety of internationally recognized creative environments. Mr. Hansen holds a degree in mechanical engineering and in the late eighties and early nineties worked as a developer for the Danfoss Group. Later, he was recruited by LEGO and was responsible for theme world development spending much of his time designing and creating the highly successful Space Lego product line, which later developed into the Star Wars products. In 1996, he commenced his entrepreneurial career by developing a successful chain of Mexican themed franchise restaurants which he sold in 1999 to pursue a career in the network marketing industry where he achieved the highest sales associate ranking available in two US-based network marketing companies, in telecommunications and financial services. Mr. Hansen shares the same household as Ms. Betina Dupont Sorensen, and they have an adult child together.

Non-Employee Directors

David C. Pollei, 72, has served as our Chairman of the Board since June 2015, and brings strategic management and operational experience to Ominto as an investment banker and principal of Blair Cannon Financial (BCF), a strategic investment banking and marketing/communications advisory firm. In the time since his founding of BCF in 1983 to the present he has raised over a quarter of a billion dollars for online e-commerce, media, technology, education and communication businesses, He formerly served as President and CEO of DNDT, an online SAAS classified ad system, and as President of SISNA, (Ikano) an Internet service provider. Earlier in his career, he was a Vice President of Marketing for ABC Radio and has since advised major radio and TV stations in major markets on marketing and communications. He was also previously President of Shopping by Satellite (a forerunner to HSN/QVC) and has held executive and management positions with AT&E, which developed Seiko’s paging wristwatch, California News Syndicate and WaveShift – now maxpreps.com, which is operated by CBS sports. Mr. Pollei lectures around the world and has been featured in The Wall Street Journal, Barron`s Billboard, Gannett and Electronic Media. Mr. Pollei holds a Bachelor of Arts from Brigham Young University in International Relations and French.

Gary S. Baughman, 69, has served as a Director since June 2015. During the last ten years he has been associated with a number of private equity firms including Centre Partners and Golub Capital, headquartered in New York City, Westar Capital in Costa Mesa California, and Gauge Capital, in Southlake, Texas. From 2009 to 2012 Mr. Baughman served as a mission president for the Mormon Church in Europe. From 2002 to 2008 Mr. Baughman was Chairman and CEO of Petmate, Inc., which was then largest non-food pet product company in America.  Prior to joining Petmate, Mr. Baughman was CEO of Fisher-Price, a wholly owned subsidiary of Mattel, Inc., where he led the company through a turnaround and return to profitability. Before joining Fisher-Price, he was CEO of Tyco Toys, Inc., then the world’s third largest toy company. Prior to joining Tyco, Mr. Baughman was President of the Little Tikes Co., a division of Rubbermaid, Inc. His executive background also includes being President of Evenflo Products Co., one of the world’s leading producers of juvenile products, where he led the company through a turnaround in sales and earnings.  He received his Bachelor of Arts degree from BYU and an MBA from the University of Michigan.

Gregory J. Newell, 66, has served as a Director since June 2015, and is currently President and Chief Executive Officer of International Commerce Development Corporation, which provides US and international companies with planning and execution of accelerated growth objectives. Since joining International Commerce Development Corporation in 1993, he supported the generation of $342 million in incremental revenue from Asia while serving as interim Managing Director of International Development and Operations for an international company. In that position, he executed a strategy to access 24 Asian and European countries in five years and helped build a foundation for a successful IPO and $2.3 billion market capitalization. During his tenure, Mr. Newell also revived and completed groundbreaking projects (totaling $146 million) for a $9 billion publicly-traded corporation, establishing and maintaining credibility with government officials and investors in China and Europe. Throughout his career, Mr. Newell has successfully executed aggressive strategic international expansion plans for more than 90 enterprises. He is a former US Ambassador to Sweden and US Assistant Secretary of State for International Organization Affairs. Mr. Newell served in appointive positions for four US Presidents. Mr. Newell served as a member of the Board of Directors of Invisa, Inc. (OTC: INSA) from 2002 - 2015.

Mitch C. Hill, 56, has served as a Director since June 2015, where he serves as Chairman of the Audit Committee. He is the Co-Founder and Chief Financial Officer of Fortunato Capital Management, Inc., a real estate private equity firm. Prior to Fortunato, from 2013 to 2015, Mr. Hill was Executive Vice President and CFO of Alphaeon, Inc., a subsidiary of Strathspey Crown, LLC. Mr. Hill has an extensive and successful track record with private equity and venture capital-backed firms including his service as CFO of Cameron Health, Inc. from 2010 to 2012 (sold to Boston Scientific) and Visiogen Inc. from 2008-2010 (sold to Abbott Medical Optics). Earlier in his career, he was President and CFO of Buy.com Inc., a high-profile pioneer in early e-commerce solutions with annual sales of approximately $800 million, and Senior Vice President and CFO of Walt Disney Imagineering, a 3,000 person creative, technical and real estate/theme park development company. Mr. Hill also worked in the investment banking division of Goldman Sachs. Throughout his career he has supported startup launches, and has transformed companies from R&D phases and private capitalization to commercialization with manufacturing, marketing and sales, including preparation for initial public offerings. Mr. Hill received his MBA from Harvard Graduate School of Business Administration, with a focus in Finance, and his BS from Brigham Young University, Business Accounting, summa cum laude.

Peter H. Harris, 52, has served as a Director since June 2015.  Since 2013, Mr. Harris has served as the CEO of Spartan Education Group, the parent company of colleges that provide training in aviation maintenance, flight and related fields. During his career, he has held the position of CEO or COO at several companies owned by private equity firms, including the largest provider of domestic executive office suites, a national staffing firm, and the largest owner and operator of Jiffy Lube stores. His most recent CEO roles were at Eagle Hospital Physicians, a provider of hospitalist physician practice management services in more than 15 States in 2013; Pacific Interpreters, a provider of telephonic interpretation services in more than 200 languages for premier healthcare organizations from 2011 to 2012); and Active Day, the nation’s largest independent adult day services provider from 2009 to 2011.  Mr. Harris first served as a corporate officer while working for the largest provider of hospice care in the US In addition to executive roles at portfolio companies, he has served as a board member for more than a dozen companies across a wide range of industries. He is a seasoned executive who has demonstrated an ability to make positive changes in many types of businesses with customers across the nation and the globe. Mr. Harris received an honors undergraduate degree in Mathematical Methods in the Social Sciences and Political Science from Northwestern University and a Juris Doctorate from Harvard Law School, where he served as Editor - in - Chief of the Harvard Journal of Law & Public Policy.

Board Independence

Our securities are currently not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. However, our Board annually determines the independence of each director, based on the independence criteria set forth in the listing standards of the Marketplace Rules of NASDAQ. In making its determinations, the Board considers all relevant facts and circumstances brought to its attention as well as information provided by the directors and a review of any relevant transactions or relationships between each director or any member of his or her family, and the Company, its senior management or our independent registered public accounting firm. Based on its review, the Board determined that each of Messrs. Baughman, Harris, Hill, Newell, and Pollei is independent under the NASDAQ criteria for independent board members.

Board Committees

Audit Committee

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The members of the Audit Committee are Messers. Hill (Chairman), Baughman, and Newell. Each of them is independent under NASDAQ’s independence standards for audit committee members. The Board has determined that Mr. Hill is an “audit committee financial expert”, as defined by the rules of the SEC. The charter of the Audit Committee is available on our website at inc.ominto.com on the Investor Relations page.

Compensation Committee

The Compensation Committee establishes our executive compensation policy, determines the salary and bonuses of our executive officers and recommends to the Board equity compensation grants for our executive officers. The members of the Compensation Committee are Peter D. Harris (Chairman), David C. Pollei and Gregory J. Newell. Each of them is independent under NASDAQ’s independence standards for compensation committee members. Our chief executive officer often makes recommendations to the Compensation Committee and the Board concerning compensation of other executive officers. The Compensation Committee seeks input on certain compensation policies from the Chief Executive Officer. The charter of the Compensation Committee is available on our website at inc.ominto.com on the Investor Relations page.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for matters relating to the corporate governance of our Company and the nomination of members of the Board and committees thereof. The members of the Nominating and Governance Committee are Messrs. Pollei (Chairman), Baughman and Harris. Each of them is independent under NASDAQ’s independence standards. The charter of the Nominating and Governance Committee is available on our website at inc.ominto.com on the Investor Relations page.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Any waivers of any provision of this code for our directors or officers may be granted only by the Board or a committee appointed by the Board. Any waivers of any provisions of this code for an employee or a representative may be granted only by our chief executive officer or principal accounting officer. The Code of Business Conduct and Ethics is available on our website at inc.ominto.com on the Investor Relations page.

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Exchange Act. To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended September 30, 2015, our officers, directors and significant stockholders have filed the appropriate forms under Section 16(a) of the Exchange Act. These forms were filed timely, except for (i) a single late Form 4 report of option grants to directors Pollei, Hill, Baughman, Newell, and Harris and (ii) a single late Form 4 report of stock grants to Michael Hansen, (iii) a single late report of stock grants to Andreas Kusche and Betina Dupont Sorenson. Additionally, K Foundation, which beneficially owns 10.6% of our outstanding common stock, has not filed any forms under Section 16(a) of the Exchange Act.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the period indicated, the compensation paid or granted by the Company to the named executive officers during the last two completed fiscal years.

Name and				Stock	Option	Non-Equity Incentive Plan	All Other
Principal Position	Year	Salary	Bonus	Awards (7)	Awards (8)	Compensation	Compensation (1)	Total
Ivan Braiker*(2)	2015	$162,692	$-	$-	$1,473,961	$-	$-	$1,636,653
President & CEO	2014	-	-	-	-	-	-	-

Michael Hansen*(3)
Executive Vice President,	2015	267,800	-	5,245,000	-	-	-	5,512,800
Development	2014	420,000	-	-	-	-	9,300	429,300

Thomas Virgin (4)	2015	102,244		-	589,584	-	-	691,828
CFO								-

Eric Nelson (5)	2015	150,000		-	167,836	-	77,019	394,855
CFO	2014	225,000	45,000	-	-	-	-	270,000

Andreas Kusche (6)	2015	180,000		550,000				730,000
General Counsel	2014	180,000	36,000					216,000

Betina Dupont Sorenson (9)	2015	180,000		550,000	-	-	-	730,000
Chief Marketing Officer	2014	180,000	36,000	-	-	-	-	216,000

* Member of the Board of Directors

(1)	All other compensation consists of a life insurance policy for Michael Hansen and $59,712 in severance and $17,307 for accrued vacation paid to Eric Nelson in connection with a severance agreement.
(2)	Ivan Braiker was appointed President and CEO on May 5, 2015.
(3)	Michael Hansen served as CEO and President from February 27, 2013 until May 5, 2015. From May 5, 2015 to September 14, 2015, Mr. Hansen served as a consultant to the Company without compensation, other than payment of business expenses. On September 15, 2015, Mr. Hansen entered into a new employment agreement with the Company to serve as Executive Vice President, Development. Stock awards in 2015 include compensation for prior years.
(4)	Thomas Virgin was appointed CFO on May 5, 2015.
(5)	Eric Nelson ceased serving as CFO on May 5, 2015. The option grant and $59,712 of the other compensation was in connection with his separation agreement.

(6)	Andreas Kusche ceased holding the title of an executive officer of the Company on December 31, 2015, although he remains our general counsel.
(7)	Stock Awards reflect the fair value of the award on the grant date in accordance with FASB ASC Topic 718.
(8)	Option Awards reflect the aggregate fair value on the grant date in accordance with FASB ASC Topic 718. These amounts are not paid to or realized by the officer. Assumptions used in the calculation of these values are included in Note 15 to our audited financial statements included in this Annual Report.
(9)	The 2014 bonus of $36,000 was accrued but not paid to Ms. Sorenson, and was later cancelled by mutual agreement.

Executive Employment Agreements

Michael Hansen

On February 27, 2013, Mr. Hansen executed an employment agreement with the Company for an initial term of five years, renewable for each successive one-year period. The employment agreement was terminated on May 5, 2015 when Mr. Hansen resigned his positions as CEO and President to allow Mr. Braiker to assume those roles. Under the former employment agreement, Mr. Hansen was paid an annual base salary of $420,000 and was due a severance payment of six months of base salary in the event that he is terminated without cause. Mr. Hansen’s departure was voluntary and no severance is owed for his departure from employment. In addition, we were permitted to pay additional salary from time to time and award bonuses in cash, stock or stock options or other property and services to Mr. Hansen.

In August 2015, we granted Mr. Hansen 800,000 restricted shares in recognition of past efforts on behalf of the Company. A large portion of these shares was approved in 2014 by a prior Board of Directors, but not issued for reasons unrelated to the services performed by Mr. Hansen.

From May 5, 2015 to September 14, 2015, Mr. Hansen served as a consultant to the Company without compensation, other than payment of business expenses. On September 15, 2015, Mr. Hansen entered into a new employment agreement with the Company to serve as Executive Vice President Development for an initial term of five years, renewable for each successive one-year period. Under the new employment agreement, Mr. Hansen is paid an annual base salary of $240,000 and is due a severance payment of six months of base salary if he is terminated without cause. Mr. Hansen was also granted the right to 100,000 shares of the Company's common stock which vest in 60 equal monthly installments. The common stock is restricted stock. In addition, we may pay additional salary from time to time and award bonuses in cash, stock or stock options or other property and services to Mr. Hansen. Mr. Hansen will be restricted from competing with the Company during the course of his employment and for a period of one year after his employment has been terminated

Ivan Braiker

Effective May 5, 2015, Mr. Braiker entered into an employment agreement with the Company to serve as Chief Executive Officer and President for an initial term of five years, renewable for each successive one-year period. Under the employment agreement, Mr. Braiker is paid an annual base salary of $300,000 and is due a severance payment of three months of base salary in the event that he is terminated without cause in the first 12 months of his employment, which shall increase to six months of base salary if he is so terminated thereafter. Mr. Braiker was also granted the right to 250,000 options to purchase the Company’s common stock which vest in 60 equal monthly installments. The options have an exercise price of $9.50 per share. In addition, we may pay additional salary from time to time and award bonuses in cash, stock or stock options or other property and services to Mr. Braiker. Mr. Braiker will be restricted from competing with the Company during the course of his employment and for a period of one year after his employment has been terminated.

Thomas J. Virgin

Effective May 5, 2015, Mr. Virgin entered into an employment agreement with the Company to serve as Chief Financial Officer for an initial term of five years, renewable for each successive one-year period. Under the employment agreement, Mr. Virgin is paid an annual base salary of $250,000 and is due a severance payment of three months of base salary in the event that he is terminated without cause in the first 12 months of his employment, which shall increase to six months of base salary if he is so terminated thereafter. Mr. Virgin was also granted the right to 100,000 options to purchase the Company’s common stock which vest in 60 equal monthly installments. The options have an exercise price of $9.50 per share. In addition, we may pay additional salary from time to time and award bonuses in cash, stock or stock options or other property and services to Mr. Virgin. Mr. Virgin will be restricted from competing with the Company during the course of his employment and for a period of one year after his employment has been terminated.

Andreas Kusche

Effective October 1, 2009, Mr. Kusche, our General Counsel, entered into an employment agreement with the Company’s subsidiary, CG Holdings (“CG”), and its subsidiaries. This agreement had an initial term of three years and was automatically renewed for an additional one-year term, unless terminated in accordance with the terms of the agreement. The agreement provided for a monthly base salary of 7,500€ to be reviewed annually and a minimum annual bonus of 15% of Mr. Kusche’s annual base salary. Mr. Kusche received certain equity in the Company in 2009 in connection with transactions in 2009 that were part of the merger of the DubLi Network business into the Company. The agreement also provides for a minimum automobile allowance in the amount of 800€ per month, insurance on any vehicle covered by the automobile allowance, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses. The agreement also contains non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions survive for a period of eighteen months following the date of termination of Mr. Kusche’s employment with the Company’s subsidiary.

On October 1, 2013, CG extended Mr. Kusche's employment agreement for two years. As of October 1, 2015, the company's Dubli subsidary entered into a consulting agreement with a Dubai company owned by Mr. Kusche whereby the consulting company agrees to provide full time services of Mr. Kusche on the same terms and conditions as the prior employment agreement. The annual compensation is $180,000.

Betina Dupont Sorensen

Effective October 1, 2009, Betina Dupont Sorensen, Chief Marketing Officer of our DubLi Network subsidiary, entered into an employment agreement with CG and its subsidiaries. This agreement had an initial term of three years and was automatically renewable for an additional one-year term, unless terminated in accordance with the terms of the agreement. The agreement provided for a monthly base salary of 7,500€ to be reviewed annually and a minimum annual bonus of 15% of Ms. Sorensen’s annual base salary. The agreement also provides for a minimum automobile allowance in the amount of 800€ per month, insurance on any vehicle covered by the automobile allowance, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses. The agreement also contains non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions survive for a period of eighteen months following the date of termination of Ms. Sorensen’s employment with the Company.

On October 1, 2013, CG extended Ms. Sorensen’s employment agreement for two years. On October 1, 2015, the agreement was extended again for an additional one-year term. As of October 1, 2015, the company's Dubli subsidary entered into a consulting agreement with a Dubai company owned by Ms. Sorenson whereby the consulting company agrees to provide full time services of Ms. Sorenson on the same terms and conditions as the prior employment agreement. The annual compensation is $180,000.

Eric Nelson

Effective February 26, 2013, Eric Nelson was appointed as Chief Financial Officer and entered into an employment agreement with the Company for an initial term of five years, renewable automatically for an additional one-year term, unless terminated in accordance with the terms of the agreement. Mr. Nelson’s agreement provided for an annual base salary of $225,000. The agreement also contains non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions survive for a period of twelve months following the date of termination of Mr. Nelson’s employment with the Company. Mr. Nelson is entitled to severance benefits under the employment agreement. Mr. Nelson ceased serving as the Company’s Chief Financial Officer as of May 5, 2015. Mr. Nelson remained with the Company until the end of May to assist with transition matters. The Company and Mr. Nelson entered into a separation agreement whereby Mr. Nelson would receive his salary for a three-month period and Mr. Nelson was issued an option to purchase 50,000 shares of common stock for $9.50 per share.

Thomas Vogl

Effective August 24, 2015, Mr. Vogl entered into an employment agreement with the Company to serve as Chief Marketing Officer for an initial term of five years, renewable for each successive one-year period. Under the employment agreement, Mr. Vogl is paid an annual base salary of $215,000 and is due a severance payment of three months of base salary in the event that he is terminated without cause in the first 12 months of his employment, which shall increase to six months of base salary if he is so terminated thereafter. Mr. Vogl was also granted the right to 100,000 options to purchase the Company's common stock which vest in 60 equal monthly installments. The options have an exercise price of $5.50 per share. In addition, we may pay additional salary from time to time and award bonuses in cash, stock or stock options or other property and services to Mr. Vogl. Mr. Vogl will be restricted from competing with the Company during the course of his employment and for a period of one year after his employment has been terminated.

Jeffrey Schuett

Effective October 28, 2015, Mr. Schuett entered into an employment agreement with the Company to serve as Executive Vice President Technology Solutions for an initial term of five years, renewable for each successive one-year period. Under the employment agreement, Mr. Schuett is paid an annual base salary of $250,000 and is due a severance payment of three months of base salary in the event that he is terminated without cause in the first 12 months of his employment, which shall increase to six months of base salary if he is so terminated thereafter. Mr. Schuett was also granted the right to 100,000 options to purchase the Company's common stock which vest in 12 equal quarterly installments. The options have an exercise price of $7.00 per share. Mr. Schuett will be entitled to earn a bonus of up to 25% of his base salary pursuant to the terms of a bonus plan that will be approved by the Compensation Committee at a future date. In addition, we may pay additional salary from time to time and award bonuses in cash, stock or stock options or other property and services to Mr. Schuett. Mr. Schuett will be restricted from competing with the Company during the course of his employment and for a period of one year after his employment has been terminated.

Equity Compensation Arrangements

2010 Omnibus Equity Compensation Plan

The Company has a single plan for granting equity incentives – the 2010 Omnibus Equity Compensation Plan (the “Plan”). The Plan was approved on September 30, 2010 by Michael Hansen, who held a majority of voting power at the time and by the Company’s Board of Directors. The Plan, as adopted, had an aggregate limit of 1 million shares of common stock for all awards. In April 2015, Michael Hansen, who still held a majority of voting power, approved a 2 million share increase, raising the total number of shares of common stock issuable under Plan awards to 3 million. The increase in the number of shares took effect on June 9, 2015, or 20 days after an information statement was delivered to the stockholders. The information statement constituted both approval of the Plan and the increase in number of issuable shares by the shareholders under the 34 Act. A copy of the Plan was part of the information statement delivered to the stockholders.

The Plan has been implemented in order to attract, incentivize and retain highly qualified individuals and keep the Company competitive with other companies with respect to executive compensation. The Company believes that directors, officers and other employees should have a significant stake in the Company’s stock price performance under programs which link compensation to stockholder return. As a result, stock option grants and other equity incentives are an integral part of the Company’s compensation program.

September 30, 2015
Initially reserved	1,000,000
Additionally reserved - board and stockholder action	2,000,000
3,000,000

Options granted since inception, net of exercised, forfeited, expired or cancelled	991,000

Stock options exercised and stock grants issued since inception	1,881,000
Available for issuance under the Plan	128,000

Pension Benefits

None of our named executive officers are covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Deferred Compensation

None of our named executive officers are covered by a defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Outstanding Equity Awards

The following table provides information as of September 30, 2015, regarding equity awards held by each of our named executive officers.

	Option Awards
	# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Un-exercisable)		Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/sh)	Option Expiration Date

Ivan Braiker	16,666	233,334	(1)	-	$9.50	6/25
Michael Hansen	-	-		-	-	-
Thomas Virgin	6,666	93,334	(1)	-	9.50	6/25
Andreas Kusche	-	-		-	-	-
Betina Dupont Sorenson	-	-		-	-	-
Eric Nelson	50,000	-		-	9.50	6/18

	Restricted Stock Awards
	Market value of shares of units of stock that have not vested	# of Securities Unvested (# non- transferable)		Equity Incentive Plan Awards: # of Securities Underlying Unvested(#)

Ivan Braiker	-	-		-
Michael Hansen	$875,000	100,000	(2)	-
Thomas Virgin	-	-		-
Andreas Kusche	$275,000	50,000	(3)	-
Betina Dupont Sorenson	$275,000	50,000	(3)	-
Eric Nelson	-			-

(1)	Options for Messrs. Braiker and Virgin were issued in May 2015 and vest in 60 equal monthly installments.

(2)	Mr. Hansen's restricted stock grant was issued in September 2015, and shares vest in 60 equal monthly installments.
(3)	Mr. Kusche’s and Ms. Dupont Sorenson’s restricted stock grants were issued in August 2015. The restricted stock grants vest as follows: 50,000 shares vested on the grant date and the remaining 50,000 vest in 8 equal quarterly installments.

Termination and Change in Control Arrangement

We have entered into employment agreements with certain of our executive officers that require us to provide compensation to them upon termination of their employment with us or a change in control of the Company. Regardless of the manner in which their employment terminates, they will be entitled to receive amounts earned during the term of their employment. Such amounts include the portion of their current annual base salary and bonuses which have accrued through the date of termination, vested stock options, and payment for accrued but unused vacation.

In addition to the consideration described above, the amount of compensation payable to each of the Company’s executive officers named below following termination or a change of control is discussed below.

Employment, Severance and Change in Control Agreements

Braiker, Virgin, Vogl, Schuett and Hansen

Our employment agreements with Messrs. Braiker, Virgin, Vogl, Schuett and Hansen provide that upon termination of their employment by the Company, other than for “cause,” or by each employee for “good reason,” they are entitled to receive any unpaid salary, bonus and unreimbursed expenses plus severance payments paid in accordance with Company payroll in the amount of their monthly base salary (as then in effect) for a period of 3 months following termination during the first 12 months of the term of their employment agreement, which severance period increases to 6 months after 12 months of service pursuant to the employment agreement. Other than Mr. Hansen, each is in their first 12 months of service and is entitled to 3 months of severance.

Upon a “change in control” (as defined in the Company’s 2010 Omnibus Equity Compensation Plan) of the Company during the employment term of Messrs. Braiker, Virgin, Vogl, Schuett, or Hansen, all unvested restricted stock awards and/or stock options not previously forfeited shall become vested. The value of all outstanding stock option, stock rights, restricted stock awards, deferred stock, performance shares, and other stock-based awards, in each case to the extent vested, shall, unless otherwise determined by the Board or Compensation Committee of the Board, in its sole discretion at or after grant but prior to any change in control, be cashed out on the basis of the “change in control price.”

Kusche and Sorenson

We entered into an employment agreement with each of Andreas Kusche and Betina Dupont Sorenson that was previously extended until September 30, 2015. The original agreements provided that upon termination of employment by the Company, other than for “cause,” or “disability” each was entitled to receive any unpaid salary, bonus and unreimbursed expenses plus severance payments equal to (i) pro rata bonus for the fiscal year of termination based on actual performance through the end of the applicable fiscal year and the number of days that elapsed in the fiscal year through the date of termination, (ii) 18 monthly payments of base salary and target annual bonus following termination, (iii) continuation of medical benefits for 18 months, and (iv) accelerated vesting of any outstanding options or stock awards. Upon termination upon death or disability, each would receive the above described benefits except that no base salary and or target annual bonus would be due. As of October 1, 2015, we entered into an replacement agreement with a consulting company owned by each of them, and the replacement agreement reduced the severance upon termination from 18 months to 6 months to comport with the severance provided to the other executive officers of the Company.

Director Compensation

Non-employee directors receive $3,000 per month. The Chairman of the Board receives $5,000 per month. No additional compensation is paid for participation in Board committees. In September 2015, each non-employee director was granted an option to purchase 20,000 shares of our common stock, vesting one third on grant, and the balance vesting quarterly over two years. In addition, our Chairman was awarded an additional option to purchase 40,000 shares of our common stock for additional services as Chairman, which vested in full on the grant date.

The Company also has an advisory board composed of between four to ten business experts who are compensated at a rate of $1,500 per month. In August 2015, each member of the advisory board was granted an option to purchase 10,000 shares of our common stock, vesting in 12 equal quarterly installments. The current advisory board members are: Bradley Thatcher, Enoch Palmer, Michael Lohner, and Ajay Pahwa.

The Compensation Committee intends to address more specific compensation plans for directors and members of the advisory board.

We reimburse all directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors’ and officers’ indemnity insurance policies.

Director Compensation Table

The following table sets forth compensation received by our non-employee directors in the fiscal year ended September 30, 2015.

	Fees Earned or	Stock	Option
Director*	Paid in Cash	Awards	Awards	Other	Total
David C. Pollei(1)	$29,000	$-	$282,699	$25,000	$336,699
Gray S. Baughman	21,000	-	59,721		80,721
Gregory J. Newell	21,000	-	59,721		80,721
Mitch C. Hill	21,000	-	59,721		80,721
Peter H. Harris	21,000	-	59,721		80,271
Blas Moros(2)	30,000				30,000
Lester Rosenkrantz(2)	18,000				18,000
David Sasnett(2)	18,000				18,000

*

Messers Braiker and Hansen received no additional compensation for serving as a director or serving on committees of the Board or for special assignments during the period reflected because each was then an employee.

	(1)	Mr. Pollei received $25,000 for consulting services provided to the Company during fiscal 2015.
	(2)	Messrs. Moros, Rosenkrantz and Sasnett’s term of office as members of the Board of Directors ended on April 22, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table is based on information provided to us or filed with the SEC by our directors, executive officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of common stock issuable upon vesting of restricted stock, or exercise or conversion of options, warrants or promissory notes that are currently exercisable or convertible or are vesting, exercisable or convertible within 60 days after January 1, 2016, are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage of any other stockholder. The percentage of shares owned is calculated based upon 11,007,071 outstanding shares. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Ominto, Inc. at 1110-112 th Avenue NE, Suite 350, Bellevue, WA 98004.

Common Stock

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class Owned (%)
Officers and Directors

Michael Hansen (2)	2,810,570	25.0%
Andreas Kusche (3)	169,087	1.5%
Betina Dupont Sorensen (4)	168,750	1.5%
Eric Nelson (5)	50,000	*
Gregory J. Newell (6)	10,000	*
David C. Pollei (7)	70,000	*
Gary S. Baughman (8)	10,000	*
Mitch C. Hill (9)	10,000	*
Ivan Braiker (10)	38,100	*
Peter H. Harris (11)	10,000	*
Thomas J. Virgin (12)	15,770	*
Jeffrey Schuett	0	*
Thomas Vogl (13)	11,667	*
Total	3,373,944	30.7%
Officers and directors as a group (13 persons)

5% or greater holders

Joseph Saouma (14)	900,000	8.2%
K Foundation (15)	1,221,052	11.1%
Sleiman Chamoun (16)	668,000	6.1%
Ominto Invest ApS (17)	900,000	8.2%

Total Affiliates	3,689,052	33.5%

* Less Than 1% of Class Owned

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of options and warrants and upon conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days from the date hereof have been exercised or converted.
(2)	Mr. Hansen disclaims a pecuniary interest in shares of common stock held by Ms. Sorensen or their adult child who shares their household. As a member of Ms. Sorensen’s household, Mr. Hansen may be deemed to have a pecuniary interest in any shares held by Ms. Sorensen or their adult child sharing their household. Mr. Hansen’s address is Arabian Ranches Polo Homes, Villa 20, Dubai, U.A.E.
(3)	Mr. Kusche’s address is Norton Court I, Apt 010, P.O. Box 644783, U.A.E.
(4)	Ms. Sorensen disclaims a pecuniary interest in any other shares of common stock, including those shares of common stock held by Mr. Hansen and their adult child who shares their household. As a member of Mr. Hansen’s household, Ms. Sorensen may be deemed to have a pecuniary interest in any shares held by Mr. Hansen or their adult child. Ms. Sorensen’s address is Arabian Ranches Polo Homes, Villa 20, Dubai, U.A.E.

(5)	All shares underlying options.
(6)	All shares underlying options.
(7)	All shares underlying options.
(8)	All shares underlying options.
(9)	All shares underlying options.
(10)	Includes 37,500 shares underlying options.
(11)	All shares underlying options.
(12)	Includes 15,000 shares underlying options.
(13)	All shares underlying options.
(14)	Includes 500,000 shares underlying warrants exercisable until August 14, 2016. Mr. Saouma’s address is Amine Gemavel ST. #226 Beirut Lebanon.
(15)	Includes 80,000 shares owned by Tom Kajaer, who is the parent of the minor beneficiaries of K Foundation and brother of Soren Kajaer, the protector of the Foundation. Also includes 223,052 shares owned by Kjaer Holding, which is controlled by Tom Kajaer. K Foundation is controlled by, and shares are voted by, Soren Kjaer. The beneficial owners of K Foundation are Phillip Kjaer and Frederik Kjaer who are minors. The foundation’s address is Mayee Management Limited 19/F., Seaview Commercial Building 21-24 Connaught Road West, Hong Kong.
(16)	Mr. Chamoun’s address is Villa Chamoun, Vazzat El Bwar Fatka, Lebanon.
(17)	Includes 260,000 shares underlying warrants exercisable until September 15, 2016. Ominto Invest ApS is controlled by Mr. Ole Abildgaard and its address is c/o Ole Abildgaard, Dan Fourershes 3 5580 NRAABY Denmark.

Super Voting Preferred stock:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership Before Offering (1)	Percentage of Class Owned Before Offering (%)	Amount and Nature of Beneficial Ownership After Offering (1)	Percentage of Class Owned After Offering (%)

Michael Hansen (1)	185,000	100%	100.0	100.0

(1)	Consists of 185,000 shares of “Super Voting Preferred Stock” which is entitled to 40 votes per share. Each share of preferred stock is convertible into 1/50 of one share of common stock upon the earlier of a “Change in Control Transaction” approved by the stockholders of the Company or a transfer of any such share of preferred stock or August 17, 2017.

Item 13. Certain Relationships and Related Transactions and Director Independence

In addition to the cash and equity compensation arrangements of our directors and executive officers discussed above under “Director Compensation” and “Executive Compensation,” the following is a description of transactions since October 1, 2013, to which we have been a party in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers, beneficial holders of 5% or more of our capital stock, or entities affiliated with them, had or will have a direct or indirect material interest. Each Related Party Transaction has been approved by our Board, Audit Committee or Compensation Committee.

Transactions with Mr. Hansen and the Board

	Year ended September 30, 2015	Year ended September 30, 2014
Unsecured notes payable to Mr. Hansen	$-	$2,500,000
Amounts due for advances by Mr. Hansen	$397,480	$2,566,735
Amounts due for services rendered	$27,762	$1,372,213
	$425,242	$6,438,948

During August 2014, the Company entered into an amended and restated revolving loan agreement with Michael Hansen to fund the Company up to $5 million with a maturity date of December 31, 2015 at an interest of 6% per annum.

On April 23, 2013, the Company entered into a loan agreement with Mr. Hansen, for an unsecured loan of up to $1 million at an interest rate of 3% per annum beginning May 1, 2013 which was fully drawn down during fiscal 2013.

Amounts due for advances by Mr. Hansen resulted from Mr. Hansen advancing funds to the Company to meet operating expenses during the period of April 17, 2013 to September 18, 2014. Amounts due for services rendered is accrued compensation due to the officers of the Company and unpaid Board of Directors fees. Amounts due for advances and services rendered are non-interest bearing and have no terms of repayment.

During fiscal year 2015, the Company repaid Mr. Hansen a total of approximately $6.0 million, consisting of the unpaid balance of his note and interest, substantially all of his advances to the Company, and accrued but unpaid amounts owed to him for his services rendered. $4.0 million of such repayment was made in cash, and upon mutual agreement of Mr. Hansen and the Company, $2.0 million of such repayment was made in restricted shares of the Company’s common stock at a rate of $5.00 per share (or 400,000 shares). As of September 30, 2015, Mr. Hansen is owed approximately $397,480 for advances and $27,762 for services rendered.

Mr. Hansen and Ms. Sorensen share a household and have an adult child who shares their household.

Transactions with 5% or Greater Holders

Mr. Sleiman Chamoun, a former lender to the Company and holder of greater than 5% of our outstanding common stock, invested $500,000 in a private placement on August 14, 2015. He purchased 100,000 restricted shares of our common stock at $5.00 per share and received a warrant to purchase 100,000 shares of common stock at a $2.50 per share. The warrant was exercisable for 60 days following issuance, and was exercised in October 2015 prior to its expiration.

On May 9, 2014, Mr. Chamoun, while a 5% or greater holder of our outstanding common stock, loaned the Company $500,000.

Director Independence

Our Board of Directors annually determines the independence of each director, based on the independence criteria set forth in the listing standards of the Marketplace Rules of NASDAQ. Based on its review, the Board determined that each of Messrs. Baughman, Harris, Hill, Newell, and Pollei is independent under the NASDAQ criteria for independent board members.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm

On August 26, 2014, Mayer Hoffman McCann P.C. was appointed to serve as the Company’s independent registered public accounting firm beginning with the quarterly reviews and year-end audit of the September 30, 2013 consolidated financial statements.

Fees of the Independent Registered Public Accounting Firm’s

The following table shows the aggregate fees billed to the Company by our independent registered public accounting firms for services rendered during the years ended September 30, 2015 and 2014.

	2015	2014
Audit fees (1)	$445,665	$79,000
Tax fees	-	-
All other fees	19,820	-

Total fees	$465,485	$79,000

(1) Includes fees associated with the fiscal year audit, reviews of the Company’s quarterly reports on Form 10-Q, and other securities filings. For 2015, the amount included $175,000 for fiscal 2014 year-end audit and quarterly reports review which have been contracted.

Our Audit Committee of the Board of Directors has adopted the policy to pre-approve audit and permissible non-audit services provided by our independent auditors.

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

OMINTO, INC

Dated: January 25, 2016	By:	/s/ IVAN BRAIKER
Ivan Braiker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 25, 2016.

Signatures	Title

/S/ DAVID POLLEI	Chairman of the Board and Director
David Pollei

/S/ IVAN BRAIKER	President, Chief Executive Officer and Director
Ivan Braiker	(Principal Executive Officer)

/S/ TOM VIRGIN	Chief Financial Officer (Principal Financial Officer and
Tom Virgin	Principal Accounting Officer)

/S/ MICHAEL HANSEN	Executive Vice President, Development and Director
Michael Hansen

/S/ MITCH HILL	Director
Mitch Hill

/S/ GREGORY NEWELL	Director
Gregory Newell

/S/ PETER HARRIS	Director
Peter Harris

/S/ GARY BAUGHMAN	Director
Gary S. Baughman

EXHIBIT INDEX

Item No	Exhibit Description
2.1	Agreement for Share Exchange dated as of February 3, 2003, by and among Clamshell Enterprises, Inc. and Shutterport, Inc (incorporated by reference to Exhibit 2.2 included in our Current Report on Form 8-K filed on March 4, 2003).
2.2	Agreement and Plan of Merger dated August 10, 2009 among DubLi, Inc., DubLi Merger Sub, and CG Holdings Ltd. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on August 14, 2009).
2.3	Amended and Restated Plan of Merger (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on September 30, 2009.
3.1	Articles of Incorporation dated June 4, 1999 (incorporated by reference to Exhibit 3.1(a) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.2	Certificate of Amendment to Articles of Incorporation dated February 14, 2001 (incorporated by reference to Exhibit 3.1(b) included in our Registration Statement on Form 10-SB filed on May 6, 2001).
3.3	Article of Amendment to Articles of Incorporation dated May 22, 2003 (incorporated by reference to Exhibit 3.1 included in our Information Statement on Schedule 14C filed on April 22, 2003).
3.4	Certificate of Designation filed October 16, 2009 (incorporated by reference to Exhibit 3.3 included in our Current Report on Form 8-K filed on October 23, 2009).
3.5	Amendment to Certificate of Designation dated December 30, 2009 (incorporated by reference to Exhibit 4.1 included in our Current Report on Form 8-K filed on December 30, 2009).
3.6	Certificate of Amendment to Certificate of Designation dated May 24, 2010 (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-Q filed on May 24, 2010).
3.7	Certificate of Designation filed August 20, 2012 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on August 21, 2012).
3.8	Certificate of Amendment to Articles of Incorporation dated September 25, 2012 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on September 27, 2012).
3.9	Bylaws (incorporated by reference to Exhibit 3(ii) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.10	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 included in our Current Report on Form 8-K filed on October 23, 2009).
3.11	Certificate of Amendment to Articles dated November 4, 2015 (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015)
3.12	Bylaws (incorporated by reference to Exhibit 3(ii) included in our Registration Statement on Form 10-SB filed on May 6, 2009).
3.13	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 included in our Current Report on Form 8-K filed on October 23, 2009).
4.1	2010 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.2 included in our Registration Statement on Form S-8 filed on September 30, 2010).
4.2	2010 Omnibus Equity Compensation Plan as amended and restated April 2015 (incorporated by reference to our Form 14C filed on May 19, 2015). ±
4.3	Form of Warrant issued to investors in August 2015 placement. (incorporated by reference from Registration Statement filed on September 17, 2015)
4.4	Form of Warrant to be issued to investors in September 2015 convertible note placement. (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015)
4.5	Form of Warrant and Warrant Certificate (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015).

Item No	Exhibit Description
10.1	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Andreas Kusche (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on October 23, 2009).†
10.2	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Betina Dupont Sørensen (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on October 23, 2009).†
10.3	Office Lease dated as of December 01, 2009 by and between 485 Properties, LLC and the Company.**
10.4	Voting Agreement dated as of March 3, 2009 between Michael Hansen and Michel Saouma.**
10.5	Employment Agreement, dated as of February 26, 2013, between DubLi, Inc. and Eric Nelson (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on February 28, 2013).†
10.6	Employment Agreement, dated as of February 27, 2013, between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 1.01 included in our Current Report on Form 8-K filed on March 5, 2013).†
10.7	Loan Agreement dated April 23, 2013 between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 23, 2013).
10.8	Purchase Agreement dated June 19, 2013 among DubLi, Inc. and Michael Hansen, Andreas Kusche, Eric Nelson, Thomas Sikora and Rick Daglio. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on June 21, 2013).
10.9	Amendment to the Purchase Agreement (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on November 21, 2013).
10.10	Land Parcel Sale Agreement, dated as of December 27, 2013, between Crown Group Investments Limited and Elite Star Engineering Limited (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 28, 2014).
10.11	Amendment to Land Parcel Sale Agreement, dated February 16, 2014 (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on April 28, 2014).
10.12	Amendment to Land Parcel Sale Agreement, dated February 26, 2014 (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on April 28, 2014).
10.13	Second Land Parcel Sale Agreement, dated as of December 27, 2013, between Crown Group Investments Limited and Mr. Varun Sudhir Marodia (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on April 28, 2014).
10.14	Loan Agreement dated May 6, 2014 between DubLi, Inc. and Sleiman Chamoun. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on May 9, 2014).
10.15	Promissory Note dated August 11, 2014 between DubLi, Inc. and Michael Hansen. (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 28, 2014).
10.16	Amended and Restated Promissory Note dated August 27, 2014 between DubLi, Inc. and Michael Hansen. (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 28, 2014).
10.17	Employment Agreement dated as of May 5, 2015 between Company and Ivan Braiker (incorporated by reference to Exhibit 10.1 included in our Quarterly Report filed on August 14, 2015) ±.
10.18	Employment Agreement dated as of May 5, 2015 between Company and Thomas Virgin (incorporated by reference to Exhibit 10.2 included in our Quarterly Report filed on August 14, 2015) ±.
10.19	Severance Agreement dated as of May 29, 2015 between Company and Eric Nelson (incorporated by reference to Exhibit 10.3 included in our Quarterly Report filed on August 14, 2015).
10.20	Stock Purchase Agreement dated of April 30, 2015 between Company, Rune Evensen and David Hong Chuan Goh (incorporated by reference to Exhibit 10.4 included in our Quarterly Report filed on August 14, 2015).
10.21	Stock Purchase Agreement dated August 14, 2015 between Company and Joseph Saouma. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.22	Advisor Agreement between the Company and members of its Advisory Board. (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015)±
10.23	Office Building Lease dated as of August 4, 2015 between Company and 112'th Bellvue Associates, LLC. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.24	Employment Agreement dated August 11, 2015 between Company and Thomas Vogl. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).

Item No	Exhibit Description
10.25	Purchase Agreement dated August 14, 2015 between the Company and Sleiman Chamoun. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.26	Subscription and Conversion Agreement dated August 14, 2015 between the Company and Michael Hansen. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.27	Subscription Agreement dated as of September 14, 2015 between the Company and Ominto Invest ApS. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.28	Subscription Agreement dated as of September 14, 2015 between the Company and RS Group. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.29	Convertible Note dated as of September 14, 2015 between the Company and Ominto Invest ApS. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.30	Convertible Note dated as of September 14, 2015 between the Company and RS Group. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.31	Employment Agreement dated as of September 14, 2015 between Company and Michael Hansen (incorporated by reference from Registration Statement filed by the Company on September 17, 2015). ±
10.32	Employment Agreement dated as of October 28, 2015 between Company and Jeffrey Schuett (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015).±
14	Code of Business Conduct and Ethics dated January 2, 2004 (incorporated by reference to Exhibit 14.1 included in our Current Report on Form 8-K filed on November 6, 2012).
21.1	Subsidiaries (incorporated by reference from the Form 10-K filed by the Company on January 13, 2015).
23.1	Consent of Independent Registered Public Accounting Firm.**
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*   Filed herewith.

** Filed previously.

†   Indicates management contract or compensatory plan.

