Form 10-Q
period 2015-12-31
Ominto, Inc.
filed 2016-02-22
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of stock, as of February 9, 2016 is as follows:

Number of shares of Common Stock outstanding: 11,934,000

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ominto, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2015	September 30, 2015
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,134,673	$3,531,124
Restricted cash	1,788,725	1,434,699
Other receivables and prepaid expenses	1,220,654	480,268
Deferred costs	2,830,090	4,061,592
Total current assets	7,974,142	9,507,683

Property and equipment, net	1,905,477	1,550,390
Other assets	-	-

TOTAL ASSETS	$9,879,619	$11,058,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES:
Accounts payable	$1,089,127	$1,166,684
Amounts payable to Business Associates	1,829,302	1,973,216
Customer deposits	2,036,766	1,948,030
Other payables and accrued liabilities	3,103,688	2,335,217
Note payable, net of discount	-	3,301,224
Derivative liability	-	715,575
Amounts due to related parties	397,480	425,242
Deferred subscription fee revenue	6,451,146	8,233,180
Deferred advertising revenues	35,973	42,260
Liabilities of discontinued operations	53,140	58,857
Total current liabilities	14,996,622	20,199,485

TOTAL LIABILITIES	14,996,622	20,199,485

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value; 25,000,000 shares authorized; 185,000 and 185,000 shares issued and outstanding, respectively.	1,850	1,850
Common stock, $.0001 par value; 700,000,000 shares authorized; 11.9 million and 11.0 million shares issued and outstanding, respectively.	11,908	11,008
Additional paid-in capital	45,013,898	39,185,136
Accumulated other comprehensive income (loss)	1,154,686	956,174
Accumulated deficit	(51,299,345)	(49,295,580)
Total stockholders' equity (deficit)	(5,117,003)	(9,141,412)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,879,619	$11,058,073

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 31
	2015	2014
REVENUE
Business license fees	$655,305	$1,014,275
Membership subscription fees and commission income	4,600,106	2,897,240
Advertising and marketing programs	6,373	828,720
Other	170,445	5,894
	5,432,229	4,746,129

COST OF REVENUES	3,891,262	2,795,814

Gross Income	1,540,967	1,950,315

Selling, general and administrative expenses	3,799,393	3,303,219

LOSS FROM OPERATIONS	(2,258,426)	(1,352,904)

OTHER INCOME (EXPENSE):
Interest expense	(298,843)	(39,889)
Change in fair value of derivative liability	549,656	-
LOSS BEFORE INCOME TAXES	(2,007,613)	(1,392,793)

Income taxes	-	-
LOSS FROM CONTINUING OPERATIONS	(2,007,613)	(1,392,793)

Income from discontinued operations, net of taxes	3,848	248,891

NET LOSS	$(2,003,765)	$(1,143,902)

NET LOSS PER SHARE - Basic and diluted	$(0.17)	$(0.13)

EARNINGS (LOSS) PER SHARE
Basic and diluted:
Continuing operations	$(0.17)	$(0.16)
Discontinued operations	$0.00	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	11,572,289	8,644,094

See accompanying notes to condensed consolidated financial statements (unaudited).

4

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	December 31
	2015	2014

Net income (loss)	$(2,003,765)	$(1,143,902)
Foreign currency translation	198,512	451,615

Comprehensive income (loss)	$(1,805,253)	$(692,287)

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2015	2014
CASH FLOW FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(2,007,613)	$(1,392,793)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	19,299	48,152
Stock-based compensation	419,317	30,229
Change in fair value of derivative liability	(549,656)	-
Changes in operating assets and liabilities:
Restricted cash	(74,636)	(920,595)
Other receivables and prepaid expenses	(665,756)	(227,174)
Deferred costs	549,306	(4,059,103)
Other assets	-	(7,864)
Accounts Payable	(73,311)	(33,371)
Amounts payable to Business Associates	23,476	453,735
Customer Deposits	141,246	(55,192)
Other payables and accrued liabilities	489,731	68,311
Amounts due to related parties - services rendered	(19,095)	(265,162)
Deferred subscription fee revenue	(690,936)	8,970,767
Deferred advertising revenue	64,411	(850,962)
Long term payable	-	-

NET CASH FLOWS FROM CONTINUING OPERATIONS	(2,374,217)	1,758,978

Income (loss) from discontinued operations	-	248,891
Net change in assets and liabilities of discontinued operations	13,172	(268,433)
Net cash flows from discontinued operations	13,172	(19,542)

NET CASH FLOWS FROM OPERATING ACTIVITIES	(2,361,045)	1,739,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to equipment and software	(374,900)	(15,582)
NET CASH FLOWS FROM INVESTING ACTIVITIES:	(374,900)	(15,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - related party	-	(1,000,000)
Repayment of note payable	-	(500,000)
Proceeds from exercise of warrant	250,000	-
Proceeds from convertible loan	1,400,000	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	1,650,000	(1,500,000)

Effect of exchange rate changes	(310,506)	456,745

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,396,451)	680,599
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,531,124	2,111,812
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,134,673	$2,792,411

Supplemental cash flow information:
Cash paid for interest	$-	$39,899
Cash paid for income taxes	$-	$-
Non cash investing and financing activities:
Conversion of convertible notes to common stock	$5,000,000	$-
Reclass of derivative liability of warrants to stockholders' equity	$165,191	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company

On June 26, 2015, the Company changed its name to Ominto, Inc. (“Ominto,” the “Company,” “we,” “our,” or “us”) from DubLi, Inc. We are a global e-commerce cash back and network marketing company which operates a worldwide shopping portal. We market membership subscriptions directly to consumers and through partner programs and our network marketing subsidiary. The Company is incorporated in the State of Nevada and our principal executive offices are located in Bellevue, Washington. The Company’s wholly owned operating subsidiaries are:

●	Dublicom Limited (“DUBLICOM”), a Cyprus limited company, which operates DubLi’s Cash Back shopping websites, and operated online auctions that were discontinued as of March 28, 2013;

●	DubLi Network Limited (“DubLi Network”), a British Virgin Islands limited company, which operates DubLi’s global network of Business Associates;

●	DubLi Properties, LLC, a Delaware limited liability company, which holds certain rights to real estate in the Cayman Islands; and

●	DubLi India Private Limited, a Haryana, India company, which operates DubLi Network’s global network of Business Associates in India.

●	Ominto India, a New Dehli, India company, which operates Ominto’s cash back shopping websites in India.

Since March 2013, our business operations have consisted of the operation of the DubLi Network, a worldwide network marketing business, and the operation of DubLi.com, our shopping portal which provides cash back to members on purchases made through the cash back and membership portal (“Cash Back”). Prior to March 2013, our principal business consisted of reverse auction programs conducted online that were primarily designed to enable consumers to purchase merchandise at discounted prices, under the DubLi brand. Effective March 28, 2013 we discontinued our auction program.

Our e-commerce Cash Back transactions throughout the world are conducted through DubLi.com’s shopping portal websites. Beginning in the second quarter of fiscal 2016, we expect to add an Ominto.com website which will also offer Cash Back transactions. We have a large network of independent Business Associates (“BAs”) that sell our e-commerce Cash Back products.

Mr. Michael Hansen, a director of the Company, has a direct ownership of approximately 2.8 million shares of our common stock and 185,000 shares of our super voting preferred stock as of December 31, 2015. Each share of our super voting preferred votes as 40 shares of common stock. As a result, Mr. Hansen had the power to cast approximately 56% of the votes that could be cast by our stockholders as of December 31, 2015. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution or merger of the Company, sale of all of the Company’s assets or changing the size and composition of the board of directors.

Reverse Stock Split

On August 15, 2015, our board and a stockholder holding a majority of the stockholder votes approved a reverse split of common stock at a ratio of 1-for-20 to 1-for-100 with the board of directors having discretion to set the ratio. On November 1, 2015, the board of directors approved a reverse stock split of our common stock at a ratio of 1-for-50 (the "Reverse Split"). We effectuated the Reverse Split on November 4, 2015, and our shares of common stock began trading on a post-reverse split basis on November 6, 2015. The par value of our common stock and super-voting preferred was not adjusted as a result of the Reverse Split. All issued and outstanding common stock, options for common stock, restricted stock awards, warrants, and convertible debt, and per share amounts have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The voting and conversion rights of the Super-Voting Preferred have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Liquidity

We have incurred substantial losses through December 31, 2015. We experienced negative net cash flows from our operating activities of approximately $2.4 million and $5.2 million for the three months ended December 31, 2015 and the fiscal year ended September 30, 2015, respectively. We will require additional financing to meet our working capital and capital expenditures requirements. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon our business plan and fund operations, which could have a material, adverse effect on our business, financial condition and results of operations.

Our financial statements for the fiscal year ended September 30, 2015 were prepared assuming that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. For the fiscal year ended September 30, 2015 we incurred a loss from continuing operations of $12.2 million and had negative cash flows from continuing operations of $5.2 million. We had an accumulated deficit for the period from our inception through September 30, 2015 of approximately $49.3 million. As a result, we had a working capital deficit of approximately $10.7 million as of September 30, 2015. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We continue to update our product offerings, which places additional demands on future cash flows and may decrease liquidity. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our future products, revenues generated from our operations, the impact of competitive product offerings, and whether we are successful in acquiring additional customers on a large scale basis through partners. We also intend to increase our efforts to recruit BAs which we expect will improve sales of our e-commerce products. These efforts will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenues from operations, adequately dealing with competitive pressures, acquiring complementary products, technologies, or businesses, or increase our marketing efforts.

Because of constraints on our sources of capital and our liquidity needs, we have continued to borrow from Michael Hansen, the Company’s founder, a director, and the Company’s current Executive Vice President of Development, to fund our operations. As of December 31, 2015, we owed Mr. Hansen a total of approximately $0.4 million in advances to us. On January 8, 2016, we paid Mr. Hansen the remaining balance of outstanding advances.

Subsequent to December 31, 2015, we sold 26,533 shares of common stock at $8.00 per share for total cash consideration of $0.2 million to a private investor.

Beginning in January 2016, we implemented a series of changes to streamline our organization and reduce monthly operating expenses. Our efforts focused on reducing staffing costs, transferring certain functions to lower cost locations, consolidating our operations to fewer locations, and reducing our efforts on activities not related to our core operations. These changes were designed to conserve our resources and allow for continued investment in the completion and launch of our new Ominto.com and its related DubLi.com technology platform. We expect the launch of this platform will provide an opportunity for the Company to grow its revenue and improve the profit potential of its operations.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of Management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending September 30, 2016.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed financial statements pursuant to SEC rules and regulations, although we believe that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

The condensed consolidated financial statements include the accounts of Ominto, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these condensed consolidated financial statements, in conformity with US GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15 Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 requires that for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01 Income Statement -Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). This ASU 2015-01 is part of the FASB’s initiative to reduce complexity in accounting standards and eliminates from US GAAP the concept of extraordinary items, which were previously required to be segregated from the results of ordinary operations and shown separately in the income statement, net of tax, after income from continuing operations. Entities were also required to disclose applicable income taxes for the extraordinary item and either present or disclose earnings-per-share data applicable to the extraordinary item. Items which are considered both unusual and infrequent will now be presented separately within income from continuing operations in the income statement or disclosed in notes to the financial statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Companies may apply ASU 2015-01 prospectively, or may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). This ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are evaluating the potential impact of this adoption on our consolidated financial statements.

Foreign Currency

Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at period-end exchange rates for assets and liabilities and historical exchange rates during the period for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive income or loss. Financial statements of subsidiaries operating in highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in current earnings. Gains or losses resulting from foreign currency transactions are recorded in operating expense. We have no subsidiaries operating in highly inflationary economies.

In accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, companies with foreign operations or foreign currency transactions are required to prepare the statement of cash flows using the exchange rates in effect at the time of the cash flows. We use an appropriately weighted average exchange rate for the period for translation if the result is substantially the same as if the rates at the dates of the cash flows were used. The condensed consolidated statement of cash flows reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate part of the reconciliation of the change in cash and cash equivalents during the period.

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three (3) months or less at the date of transaction to be cash equivalents. We maintain our cash in bank deposit accounts in the United States, Cyprus and United Arab Emirates, which at times may exceed the federally insured limits in those countries. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

We have agreements with organizations that process our credit card transactions. The credit card processors have financial risk of chargebacks associated with the credit card transactions because the processor generally forwards us the cash proceeds soon after each transaction is completed but before the expiration of the time period in which the purchaser may request a refund. Our agreements with the credit card processors allow them to create and maintain a reserve account by retaining a certain portion of the cash generated from the credit card transactions that would otherwise be delivered to us, herein known as “Restricted Cash”. The reserve requirement with each card processor is set at their respective fixed percentage for all transactions to be held for their respective rolling term period from the date of the transaction.

Allowance for Doubtful Accounts

Receivables are uncollateralized obligations due under normal trade terms, typically requiring payment within 30 days from invoice date. Receivables are stated at the contractual amount billed, net of an allowance for doubtful accounts, if any. Accounts dated over 90 days old are considered past due. We estimate the allowance based on an analysis of specific accounts, taking into consideration the age of past due accounts and an assessment of the debtors’ ability to pay. Interest income is not recognized on past due accounts.

Property and Equipment

Property and equipment are recorded at cost. Computers and equipment, computer software, furniture and fixtures are depreciated over five (5) years. Leasehold improvements included in furniture and fixtures are amortized on a straight-line basis over the term of the lease. Land is not amortized. The cost of maintenance and repairs of equipment is charged to expense when incurred. When we sell, disposes or retire property and equipment, the related gains or losses are included in operating results.

Internal-use Software and Website Development

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software and website development are expensed as incurred.

Impairment of Long-Lived Assets

In accordance with ASC 360, Property, Plant and Equipment - Subsequent Measurement (“ASC 360”), we review the carrying value of our long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of the asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. The estimate of cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. Estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, changes to the business model or changes in operating performance. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, an impairment loss will be recognized, measured as the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined using available market data, comparable asset quotes and/or discounted cash flow models.

Fair Value of Financial Instruments

We adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) for measurement and disclosures about the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value using a three level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.

The book value of our financial instruments consisting of cash, receivables, deferred costs, accounts payable and accrued liabilities approximate their respective fair values because of the short maturity of these instruments. The three levels of fair value hierarchy defined by ASC 820 are:

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter. Liabilities measured at fair value are summarized as follows as of:

	Level 1	Level 2	Level 3	Total
December 31, 2015:
Derivative Liability	$-	$-	$-	$-

September 30, 2015:
Derivative Liability	$-	$-	$715,575	$715,575

The fair value liability of the Company’s warrants was determined utilizing the Black-Scholes option pricing model. See Note 7 for further discussion on the derivative liability.

Revenue Recognition

We recognize revenues in accordance with ASC 605, Revenue Recognition which requires that four basic criteria be met before revenues can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on Management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and cash back to customers, estimated returns and allowances, and other adjustments are recorded in the same period the related revenues are recorded. We defer any revenues that are subject to refund, and, for which the product has not been delivered or the service has not been rendered.

DubLi, a wholly owned subsidiary of the Company, has a global network marketing organization with Business Associate (“BA”) representatives in many countries throughout the world. We offer BAs a wide variety of products and services to sell to their customers, many of whom are also recruited to become BAs themselves. BAs earn commissions on sales of products and services that they sell directly, and earn commissions on “downline” sales of products and services made by BAs that they recruit into the marketing network. We also offer various membership packages to customers and a Partner Program whereby customers are recruited by partner companies or organizations who shop on our DubLi.com shopping portal. Our revenue recognition policies for each of our products and services are as follows:

E-commerce and memberships

●

Business license fees – Business Associates pay an initial business license fee and Partner Program participants (excluding not-for-profit organizations) pay a setup fee for the marketing and training services provided by us which enables them to begin their sales of DubLi.com’s products and services. The business license fee or partner setup fee is recognized as revenue ratably over twelve (12) months.

Effective March 2014, our BAs were no longer required to pay a monthly fee to maintain their current membership status; these monthly fees were recorded as revenue in the respective period for which they were paid. Partner program participants continue to pay a monthly maintenance fee which is recorded as revenue in the respective period for which it was paid.

●	Membership subscription fees - (i) Effective April 2014, our BAs were required to purchase our membership subscription products for resale in the form of a qualifying VIP membership or VIP membership packages for BAs or membership packages for DubLi.com’s customers as described under item (ii) below. These membership subscription products have a shelf life of twelve (12) months. Revenue is recognized ratably over a twelve (12) month period when any membership subscription product is activated or immediately upon expiry; (ii) DubLi.com customers who purchase a Premium or a VIP membership package pay a monthly or an annual subscription fee, respectively. The monthly subscription fee is recorded as revenue in the respective period for which it was paid and the annual subscription fee is recognized ratably over the subscription period.

At the end of the fourth quarter of fiscal year 2015, we concluded that we had accumulated a sufficient level of historical data from a large pool of homogenous transactions to allow management to reasonably and objectively determine an estimated unused and expired VIP voucher rate and the pattern of VIP voucher redemptions. Under this method, revenue is recognized and the VIP voucher liability is relieved for unredeemed VIP vouchers in proportion to actual VIP voucher redemptions. We believe this method is appropriate for recognizing revenue on expiration or use, because it better reflects the VIP voucher earnings process.

In accordance with Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” we concluded that this accounting change represented a change in accounting estimate effected by a change in accounting principle. Accordingly, we included a revision in expected redemptions based on VIP voucher redemption patterns and accounted for the change as a change in estimate utilizing the cumulative catch-up method.

We believe it is appropriate to recognize revenues on this basis in order to more closely match revenue and related costs. We believe that the use of recent historical data is reasonable and appropriate because of the relative stability of the average actual number of VIP membership’s redeemed.

●	Commission income – We receive varying percentages in commission income earned from merchants participating on our online shopping platform. These commissions are calculated based upon the agreed rates with the participating merchants on all customer’s transactions processed through our online shopping platform and are recognized on an accrual basis based upon data obtained from the merchant. A percentage of the commission income is payable, in the form of Cash Back, to the customer for all purchase transactions. This Cash Back amount due the customer is accrued as a deduction from commission income at the time the commission income is recognized. Commission income from merchants is included in other receivables and prepaid expenses.

●	Advertising and marketing - Revenues for the respective advertising and marketing programs are recognized at a fixed rate per customer allocated to BAs in accordance with the terms and obligations under the programs or upon expiration based upon the following criteria - (i) when the BA became inactive for twelve (12) months and redemption was deemed remote, (ii) when the BAs accepted an exchange under any replacement program, or (iii) when waivers and releases were obtained from the BA.

Deferred Revenues

Deferred subscription fee revenues relate to unearned revenues associated with VIP memberships. We sell memberships and payments are received in advance of customers using the memberships.

Auctions (Discontinued Operations)

Effective March 28, 2013, we discontinued our auctions program. Any remaining unused credits owned by BAs following the discontinuance had been reclassified as a liability of discontinued operations. Unused credits associated with inactive BAs are recognized as revenues on the earlier of twelve (12) months after termination of the auctions program or when waivers and releases are obtained from BAs who have opted to accept any replacement program.

Prior to March 28, 2013, revenues from the auctions program were recorded on a net basis of (i) bidding credits used and broken in auctions, (ii) sale of goods and handling fees, and (iii) net auctioned value of gift cards. Net auctioned value of gifts cards was arrived at based upon the auctioned face value of the gift card less its associated cost of the gift card.

Cost of Revenues

Cost of revenues are principally commissions based upon each BA’s volume of sales, any “downline” sales by other BAs under the sponsoring BA, and purchase transactions through our online shopping platform made by customers under the sponsoring BA. Commissions due to BAs at the time of such transaction are recorded as deferred costs until the corresponding revenues are recognized. Special incentive bonuses are recognized when the BAs meets the sales target goals or specific criteria, and are recorded as deferred costs which are then expensed ratably as the corresponding revenues are recognized.

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

Comprehensive Income (loss)

Comprehensive income (loss) is net earnings or loss after tax plus certain items that are recorded directly to stockholders’ equity. Other than foreign currency translation adjustments, we have no other comprehensive income (loss) components.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”) under which deferred tax assets and liabilities are determined based on temporary differences between accounting and tax bases of assets and liabilities and net operating loss and credit carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.

In accordance with ASC 740-10, Accounting for Uncertainty in Income Taxes, we adopted a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures.

In the event of a distribution of the earnings of certain international subsidiaries, we would be subject to withholding taxes payable on those distributions to the relevant foreign taxing authorities. Since we currently intend to reinvest undistributed earnings of these international subsidiaries indefinitely, we have made no provision for income taxes that might be payable upon the remittance or repatriation of these earnings. We have also not determined the amount of tax liability associated with an unplanned distribution of these permanently reinvested earnings. In the event that in the future we consider that there is a reasonable likelihood of the distribution of the earnings of these international subsidiaries (for example, if we intend to use those distributions to meet our liquidity needs), we will be required to make a provision for the estimated resulting tax liability, which will be subject to the evaluations and judgments of uncertainties described above.

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in U.S. federal and state, and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in the countries in which each respective subsidiary operates. We are currently under ongoing tax examinations in several countries. While such examinations are subject to inherent uncertainties, we do not currently anticipate that any such examination would have a material adverse impact on its consolidated financial statements.

Earnings (Loss) per Share

We compute basic earnings (loss) per share by dividing the income (loss) attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The potential impact of all common stock equivalents was excluded from the number of shares outstanding used for purposes of computing net loss per share as the impact of such equivalents was anti-dilutive due to the loss from continuing operations. Potential dilutive securities, which consisted of outstanding stock options and other compensation arrangements not included in dilutive weighted average shares for the three (3) months ended December 31, 2015 and 2014 were approximately 1.4 million and 28,000, respectively.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Share-Based Compensation, which requires the use of the fair value method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on weighted average of the historical volatility of the Company's common stock and selected peer group comparable volatilities and other factors estimated over the expected term of the options. The expected term of stock options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

Segment Policy

We derive our revenues from the E-Commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and Auctions segment (reported as discontinued operations) as described in Note 13 - Segment Information.

3. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. Amounts of restricted cash held, by type of currency were as follows:

	As of
	December 31, 2015	September 30, 2015
Euro	$214,186	$1,302,172
Australian Dollar	6,964	123,360
United States Dollar	1,567,575	9,167
Total	$1,788,725	$1,434,699

4. Deferred Costs

Deferred costs represent commission costs which are directly related to: (i) unearned subscription fees which are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled. Deferred costs expensed are included in cost of revenues.

5. Property and Equipment

Property and equipment comprised the following:

	As of
	December 31, 2015	September 30, 2015
Land:
Held for sales incentives	$3,562,500	$3,562,500
Less: Valuation allowance	(2,687,752)	(2,687,752)
	874,748	874,748

Computers and equipment	340,819	340,781
Computer software	-	-
Software development	889,089	551,694
Furniture and fixtures	148,386	111,478
	1,378,294	1,003,953

Accumulated depreciation	(347,565)	(328,311)
	1,030,729	675,642

Total	$1,905,477	$1,550,390

Land Held for Sales Incentives

We acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of December 31, 2015, the land value of approximately $0.9 million consisted of the contract price and land filled cost of approximately $3.6 million less a valuation allowance of approximately $2.7 million that was based on our evaluation of the estimated fair value.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Network BAs upon attaining certain performance objectives.

Depreciation

Depreciation expense was $19,299 and $48,152, for the three months ended December 31, 2015 and 2014, respectively.

6. Note Payable and Warrants

On September 15, 2015, we entered into a convertible note payable agreement with two unrelated parties of the Company for a total of $5.0 million to be used for general working capital. The convertible note agreement contained a mandatory conversion provision whereby the notes mandatorily convert to shares of the Company’s common stock five days after the Company files either an amendment to its articles of incorporation with the State of Nevada increasing its authorized shares and/or an amendment with the State of Nevada authorizing a reverse split of the Company’s issued and outstanding. We filed both amendments on November 1, 2015 and the notes converted to 800,000 shares of common stock on November 7, 2015. We also issued the stock purchase warrant for 300,000 shares of common stock to the holders on the same date.

The notes bore interest at the three month LIBOR rate (London Interbank Offered Rate) on the date of issuance which was 2%. The convertible note agreement contained a mandatory conversion provision in which the principal balance and accrued interest converted to common stock of the Company or became due and payable September 15, 2017 if the conversion provision was not triggered.

We determined that the conversion feature attached to the convertible debt was not a derivative. On September 15, 2015 when the convertible note was issued, we did not have authorized shares available under our articles of incorporation for conversion and issuance. The total shares required upon conversion equaled 800,000 (post Reverse Split). If shares had been available, the trading market for our shares did not have sufficient trading volume for the holders to sell the shares. In accordance with ASC 815 to be considered a derivate, the holder has to have the ability to sell their position upon conversion on shares. Because this was not the case, we determined that the conversion feature was not a derivative.

The convertible note agreement also included provisions for detachable warrants for 300,000 shares of common stock. As of September 30, 2015, the $3.6 million of proceeds from the note was recognized net of a discount for the fair value of the warrants totaling $0.4 million. See Note 7 for further discussion of the warrant.

Interest expenses related to these notes, including amortization of the warrant discount, totaled $298,844 and $22,580 for the three months ended December 31, 2015 and September 30, 2015, respectively.

7. Derivative Liability

The Company analyzed the provision of the convertible note entered into on September 15, 2015, that provided a detachable warrant for 300,000 shares of common stock. We accounted for these warrants as a liability in the financial statements because the Company did not have enough authorized shares to satisfy the potential exercise of the common stock warrants.

The warrants were recorded at fair value using the Black-Scholes option pricing model. The fair value was remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying statements of operations.

The fair value of the derivative liability as of September 30, 2015, which was the end of our fiscal year 2015, was $715,575. On November 7, 2015, in connection with completion of the Reverse Split and increase in authorized shares, the notes converted to 800,000 shares of common stock. We completed the final remeasurement of the warrant liability which totaled $165,919 on the conversion date and recognized a gain on the change in the fair value of the derivative liability of $549,656. As a result of the increase in authorized shares, we reclassified the warrant liability to stockholders’ equity as the warrants met the definition of an equity instrument.

The fair value derivative liability of the warrants was determined using the Black-Scholes option pricing model using the following assumptions.

	As of
	November 7, 2015	September 30, 2015
Risk-free interest rate	0.47%	0.33%
Expected life of derivative liability	1.0 years	1.50 years
Annualized volatility	70.00%	70.00%
Dividend rate	0%	0%

8. Amounts Due to Related Parties

Amounts due to related parties comprised the following:

	As of
	December 31, 2015	September 30, 2015
Amounts due for advances by Mr. Hansen	$397,480	$397,480
Amounts due for services rendered	-	27,762

Amounts due for service rendered	$397,480	$425,242

As of December 31, 2015, we owed Mr. Hansen $397,480 of advances he extended to the Company. On January 8, 2016 we repaid Mr. Hansen in full.

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

During the three months ended December 31, 2015 and 2014, income from discontinued operations, net of taxes recognized from credits breakage amounted to approximately $3,848 and $0.2 million, respectively. All the costs associated with the credits have been fully expensed as of the effective date of the termination.

Included in liabilities of discontinued operations at December 31, 2015 and September 30, 2015 are unused credits of approximately $0.05 million and $0.06 million, respectively.

10. Income Taxes

We conduct business globally and operate in a number of foreign jurisdictions in addition to the United States. For the three months ended December 31, 2015 and 2014, our reported income tax rate was lower than the US federal statutory rate primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net income or losses for the periods, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

11. Common Stock

As of December 31, 2015, a total of approximately 89,263 shares were committed for issuance and reflected as issued on the books of the Company, but stock certificates were not issued due to certain administrative and documentation requirements. The shares of common stock were in respect of the following: (a) 15,983 shares of stock for services; and (b) 73,280 shares of vested restricted stock awards to management and other personnel. Certificates for these shares committed for issuance are expected to be issued during fiscal year 2016.

12. Stock-Based Compensation

We use the straight-line attribution method to allocate the fair value of share-based compensation expense over the requisite service period of the related award. The value of restricted or unrestricted shares is determined using the fair value method, which is based on the number of shares granted and the quoted price of our common stock on the grant date. The value of options is determined using the Black-Scholes option pricing model with estimates of option lives, stock price volatility and interest rates, then expensed over the periods of service. Changes in the estimated inputs or using other option valuation methods could result in materially different option values and share-based compensation expense.

Restricted Stock Units

As of December 31, 2015, there were 218,580 unvested restricted stock units outstanding with a weighted-average grant date value of $0.12. The restricted stock units vest over the next 1.6 years.

Options Activity and Positions

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2015	2,191,407	$6.21	4.6	$-

Exercisable as of December 31, 2015	1,132,900	$6.84	2.1	$-

Stock-based compensation expense for the three months ended December 31, 2015 and 2014 was $419,317 and $30,229, respectively. Unamortized stock option compensation expense at December 31, 2015 was approximately $3.4 million and is expected to be recognized over a period of 3.4 years.

13. Segment Information

We divide our product and service lines into two segments: (i) E-Commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and (ii) Auctions segment (reported as discontinued operations).

The total revenues recorded in our four geographic regions are summarized as follows:

	Three Months Ended
	December 31,
	2015	2014
Revenues:
European Union	$776,619	$1,603,523
North America	3,388,478	2,360,029
Australia	303,476	244,320
Global	967,504	787,148
Total	$5,436,077	$4,995,020

Revenue represented from:
Continuing operations	$5,432,229	$4,746,129
Discontinued operations	3,848	248,891
Total	$5,436,077	$4,995,020

14. Subsequent Events

Repayment to Related Parties

On January 8, 2016, we made a total cash repayment of $0.4 million to Mr. Hansen for amounts due to him for advances he had extended to the Company.

Appointment and Departure of Certain Officers

On January 26, 2016, the Company accepted the resignation of its CEO and President Ivan Braiker and its CFO Tom Virgin. Mr. Braiker also resigned from his position as a director of the Company. As a result of the resignations, the Company entered into severance agreements which provides severance equal to four months of regular pay for each of the officers.

On January 26, 2016, the Company’s Board of Directors appointed Mitch Hill, a current director of the Company and Chairman of the Audit Committee since June 2015, as Interim CEO.

On January 25, 2016, Jeff Schuett, Executive Vice President of Operations and Technology Solutions, ceased employment with the Company. The Company entered into a severance agreement with Mr. Schuett which provides him four months of regular pay.

On February 1, 2016, Tom Vogl, Chief Marketing Officer, ceased employment with the Company. The Company entered into a severance agreement with Mr. Vogl, which provides him four months of regular pay.

Amounts owed to the former officers under the severance agreements total approximately $381,000.

Sale of Securities

On January 15, 2016, we sold 26,533 shares of common stock at $8.00 per share for total cash consideration of $0.2 million to a private investor.

Other Events

Beginning in January 2016, we implemented a series of changes to streamline our organization and reduce monthly operating expenses. Our efforts focused on reducing staffing costs, transferring certain functions to lower cost locations, consolidating our operations to fewer locations, and reducing our efforts on activities not related to our core operations. These changes were designed to conserve our resources and allow for continued investment in the completion and launch of our new Ominto.com and its related DubLi.com technology platforms. We expect the launch of this platform will provide an opportunity for the Company to grow its revenue and improve the profit potential of its operations.

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

The following important factors could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements:

●	our inability to sell enough Cash Back products, generate enough customers or enough purchasing activity for our shopping platform;

●	our inability to maintain a growing base of Business Associates;

●	our inability to generate sufficient cash flows from operations or to secure sufficient capital to enable us to maintain our current operations or support our intended growth;

●	our failure to adapt to technological changes;

●	increased competition;

●	increased operating costs;

●	changes in legislation applicable to our business;

●	our failure to improve our internal controls; and

●	our failure to maintain registration of shares of our common stock under the Exchange Act.

For information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015: Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Report. We do not undertake to update any forward-looking statement, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our condensed consolidated results of operations for the three months ended December 31, 2015 compared to the three months ended December 31, 2014; and (ii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included in this Report.

Overview

We are a global e-commerce company that owns and operates global online shopping and loyalty websites serving several international markets, along with a network marketing subsidiary named DubLi Network. Through our unique e-commerce platform, shoppers can browse through a variety of products and receive cash back on their purchases through our cash back and membership platform (“Cash Back”). We offer free and paid memberships that allow shoppers to earn varying amounts of Cash Back from the purchases that they make online through our shopping sites. The paid memberships allow our members to earn a higher percentage of Cash Back on their purchases, as well as other benefits. We receive a commission each time shoppers make purchases through our shopping platform with our affiliated merchants. We pass a portion of those commissions to our shoppers in the form of Cash Back. Our worldwide online transactions are conducted through the DubLi.com shopping platform. We have a large international network of independent Business Associates (“BAs”) that sell and use our various e-commerce Cash Back products.

We have relationships with thousands of online stores and travel companies from around the world. We build our merchant network by contracting with third parties, called Affiliate Networks, who have relationships with thousands of global, online merchants and travel booking sites. In the second quarter of fiscal 2016, we expect to launch our new Ominto.com website. The new website will be powered by our improved Ominto platform, which has been enhanced to recognize each customer's preferred shopping locations and deliver a tailored shopping experience including preferred stores, language, currency, deals, and customized marketing messages. The Ominto platform will power our existing DubLi.com website, which currently serves customers in over 100 countries.

During the three months ended December 31, 2015 and 2014, our revenues from continuing operations were generated primarily from (a) business license fees paid by BAs and partner program participants; (b) membership subscription fees; (c) commission income from participating online shops and stores affiliated with our online shopping portal arising from the purchase transactions our shoppers generated; and (d) advertising and marketing programs. Our revenues from discontinued operations during the three months ended December 31, 2015 and, 2014 were recognized from credits breakage associated with inactive BAs.

The components of revenues for the three months ended December 31, 2015 are summarized as follows:

Three months ended
December 31, 2015
E-Commerce and Memberships
Business license fees	$655,305
Membership subscription fees and commission income	4,600,106
Advertising and marketing programs	6,373
Other	170,445
5,432,229
Discontinued operations	3,848
Total revenue	$5,436,077

Business license fees are paid by our BAs and our Partner Program participants. The fees from BAs enable them to sell our products. Fees paid by our partners allow them to receive either a white label solution or a referral program that their customers or donors can use to make Cash Back purchases through our online shopping platform. Our partners earn commissions derived from membership subscription fees from the shoppers they refer as well as a portion of the commission income received from our affiliates. Generally, our for-profit Partner Program participants pay a monthly maintenance fee to remain as an active member.

We offer a free membership and two different paid memberships (Premium and VIP), to shoppers that enable them to earn Cash Back from all the purchases that they make through our online shopping portal. The Premium and VIP memberships allow our customers to earn a higher percentage of Cash Back on their purchases. We charge a monthly subscription fee for Premium memberships and an annual subscription fee for VIP membership. Our BAs are required to purchase membership subscription products in the form of membership packages for DubLi.com’s customers and qualifying vouchers or membership packages for other BAs.

Commission income is the amounts we receive from affiliates for purchases made on our shopping platfomr. We share this commission income with our customers in the form of Cash Back.

Our network marketing organization of BAs is represented in approximately 100 countries throughout the world. Our BAs market a variety of Cash Back products to their customers, many of whom are also recruited to become BAs themselves. BAs earn commissions both on paid membership subscriptions that they sell directly, as well as on “downline” sales of products made by BAs that they recruit into the marketing network. BAs also earn commissions on purchases made on our shopping portal by shoppers they have referred, or that have been referred by their downline BAs.

Trends in Our Business

We continue to focus our resources on potentially more profitable programs related to our e-commerce shopping platform. We believe that shopping transactions continue to shift from traditional to online retailers as the digital economy evolves. This shift has enabled us to provide a continued growth in revenue. However, our revenue growth rate to date may not be sustainable due to factors, including increasing competition, and increasing maturity of the online shopping platform market. We plan to continue to invest in our shopping platform and increase our customer base through partner programs and our BAs, but cannot provide any assurance that such investments will result in increased revenues or net income.

In order to increase the sale of our Cash Back products, we are working to add dedicated private-label Cash Back shopping portals through partners, which we believe will increase the number of shoppers purchasing products and services through our shopping platform. We expect to launch the first private-label Cash Back shopping portal with a partner by March 2016.

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

Increasing our revenues involves investment in our data centers, corporate facilities, information technology infrastructure, and human resources. We expect our Partner Program and expansion into new markets and countries to be an important component in our business strategy. We expect that the gross cost of revenues will increase and may also increase as a percentage of revenues in future periods, primarily due to forecasted increases in costs, including customer acquisition costs, data center costs, credit card and other transaction fees, and content acquisition costs.

As we expand our shopping programs and other products into additional international markets, we continue to increase our exposure to fluctuations in foreign currency to US dollar exchange rates.

Results of Operations

Three (3) Months Ended december 31, 2015 Compared to Three (3) Months Ended december 31, 2014

Consolidated Results

Net loss for the three months ended December 31, 2015 and 2014 were approximately $2.0 million and $1.1 million, respectively. The increase in the net loss was due to higher cost of revenues as a proportion of revenue, higher selling, general and administrative expenses, and lower income from discontinued operations of approximately $245,000. Loss from operations increased $0.9 million. Further discussions on the results from continuing operations and discontinued operations are provided in the following paragraphs.

Continuing Operations

Revenues were approximately $5.4 million and $4.7 million for the three months ended December 31, 2015 and 2014, respectively. The increase was primarily due to an increase in: (i) membership subscription fees from increased sales of membership packages; and (ii) commission income received from online shops and stores as a result of higher purchase transactions by our customers shopping through our shopping portal.

Gross income was approximately $1.5 million and $2.0 million for the three months ended December 31, 2015 and 2014, respectively. The decrease was primarily due to higher cost of revenues recognized as a percentage of revenue during the three months ended December 31, 2015.

Selling, general and administrative (“SGA”) expenses were approximately $3.8 million and $3.3 million for the three months ended December 31, 2015 and 2014, respectively. The increase was primarily due to an increase of $1.2 million in payroll costs, offset by a $0.5 million decrease in banking and processing fees compared to the same quarter in the prior year. Details of our SGA expenses are summarized as follows:

	For the three months ended December 31,
(All amounts in $ thousands)	2015	2014	Change

Advertising and marketing costs	$20	$17	$3
Depreciation	19	48	(29)
Outside service fees	975	1,040	(65)
Payroll costs	2,287	1,133	1,154
Rent and office expenses	143	77	66
Banking and processing fees	202	707	(505)
Foreign exchange	(35)	20	(55)
Travel expenses and others	188	261	(73)
Total	$3,799	$3,303	$496

Discontinued Operations

Income from discontinued operations was approximately $3,848 for three months ended December 31, 2015, compared to $0.2 million for the three months ended December 31, 2014. The decrease was due to fewer inactive BAs that met the criteria of recognition of revenue for breakage.

Foreign Currency Translation Adjustment

Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. To the extent the US dollar weakens against foreign currencies, this translation methodology results in these foreign currency transactions increasing the revenues, operating expenses and net income or decreasing loss. Similarly, our consolidated revenues, operating expenses and net income or loss will decrease when the US dollar strengthens against foreign currencies.

During the three months ended December 31, 2015 we recognized a gain on translation of approximately $0.2 million as compared to $0.5 million for the three months ended December 31, 2014.

Liquidity and Capital Resources

Liquidity

We have incurred substantial losses through December 31, 2015. We experienced negative net cash flows from our operating activities of approximately $2.4 million and $5.2 million for the three months ended December 31, 2015 and the fiscal year ended September 30, 2015, respectively. We will require additional financing to meet our working capital and capital expenditures requirements. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon our business plan and fund operations, which could have a material, adverse effect on our business, financial condition and results of operations. Our financial statements for the year ended September 31, 2015 were prepared assuming that we will continue as a going concern.

We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next twelve (12) months without deferring payment on certain current liabilities and raising additional funds. For the fiscal year ended September 3, 2015 we incurred a loss from continuing operations of $12.2 million and had negative cash flows from continuing operations of $5.2 million. We had an accumulated deficit for the period from our inception through September 30, 2015 of approximately $49.3 million. As a result, we had a working capital deficit of approximately $10.7 million as of September 30, 2015. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent on our ability to raise capital to fund our future operations and working capital requirements and our ability to profitably execute our business plan. Our plans for the long-term return to and continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable operation of our business. We expect that we will need approximately $6 million to fund operations during the next twelve (12) months. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

We continue to update our product offerings, which places additional demands on future cash flows and may decrease liquidity. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our future products, revenues generated from our operations, the impact of competitive product offerings, and whether we are successful in acquiring additional customers on a large scale basis through partners. We also intend to increase our efforts to recruit BAs which we expect will improve sales of our e-commerce products. These efforts will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenues from operations, adequately dealing with competitive pressures, acquiring complementary products, technologies, or businesses, or increase our marketing efforts.

Because of constraints on our sources of capital and our liquidity needs, we have continued to borrow from Michael Hansen, the Company’s founder, a director, and the Company’s current Executive Vice President, Development, to fund our operations. As of December 31, 2015, we owed Mr. Hansen a total of approximately $0.4 million in advances to us. On January 8, 2016, we paid Mr. Hansen the remaining balance of outstanding advances.

Subsequent to December 31, 2015, we sold 26,533 shares of common stock at $8.00 per share for total cash consideration of $0.2 million to a private investor.

Beginning in January 2016, we implemented a series of changes to streamline our organization and reduce monthly operating expenses. Our efforts focused on reducing staffing costs, transferring certain functions to lower cost locations, consolidating our operations to fewer locations, and reducing our efforts on activities not related to our core operations. These changes were designed to conserve our resources and allow for continued investment in the completion and launch of our new Ominto.com and its related DubLi.com technology platform. We expect the launch of this platform will provide an opportunity for the Company to grow its revenue and improve the profit potential of its operations.

Cash in Foreign Subsidiaries

We have significant operations outside the United States. As a result, cash generated by and used in our foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of December 31, 2015, we held approximately $1.8 million of unrestricted and approximately $1.3 million of restricted cash in foreign subsidiaries.

Should foreign cash be repatriated, we will be subject to US tax at the applicable US federal statutory rate on the amount treated as a dividend for US income tax purposes. Dividend treatment will largely be the result of the collective financial position of the foreign subsidiaries at the time of repatriation. Any US income tax attributable to repatriated earnings may be offset by foreign income taxes paid on such earnings. Due to the significance of our foreign operations, we do not presently foresee a need to repatriate foreign cash in excess of our US funding needs.

Subsequent Events

Repayment to Related Parties

On January 8, 2016, we made a total cash repayment of $0.4 million to Mr. Hansen for amounts due to him on the unsecured note, advances and services rendered.

Departure of Certain Officers

On January 26, 2016, the Company accepted the resignation of its CEO and President Ivan Braiker and its CFO Tom Virgin. Mr. Braiker also resigned from his position as a director of the Company. As a result of the resignations, the Company entered into severance agreements which provides severance equal to four months of regular pay for each of the officers.

On January 26, 2016, the Company’s Board of Directors appointed Mitch Hill, a current director of the Company and Chairman of the Audit Committee since June 2015, as Interim CEO.

On January 25, 2016, Jeff Schuett, Executive Vice President of Operations and Technology Solutions, ceased employment with the Company. The Company entered into a severance agreement with Mr. Schuett which provides him four months of regular pay.

On February 1, 2016, Tom Vogl, Chief Marketing Officer, ceased employment with the Company. The Company entered into a severance agreement with Mr. Vogl, which provides him four months of regular pay.

Amounts owed to the former officers under the severance agreements total approximately $381,000.

Sale of Securities

On January 15, 2016, we sold 26,533 shares of common stock at $8.00 per share for total cash consideration of $0.2 million to a private investor.

Other Events

Beginning in January 2016, we implemented a series of changes to streamline our organization and reduce monthly operating expenses. Our efforts focused on reducing staffing costs, transferring certain functions to lower cost locations, consolidating our operations to fewer locations, and reducing our efforts on activities not related to our core operations. These changes were designed to conserve our resources and allow for continued investment in the completion and launch of our new Ominto.com and its related DubLi.com technology platform. We expect the launch of this platform will provide an opportunity for the Company to grow its revenue and improve the profit potential of its operations.

Off-Balance Sheet Arrangements

At December 31, 2015 and 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15 (e) under the Exchange Act) as of the end of the period covered by this Report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 21, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as previously reported in our annual report Form 10-K for the year ended September 30, 2015, as a result of our principal executive officer’s and principal financial officer’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2015, we identified material weaknesses in internal control over financial reporting as of September 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses had not been remediated as of December 31, 2015.

Remediation Plans

To address the identified material weakness discussed in our annual reports on Form 10-K for the fiscal years ended September 30, 2014 and reiterated in our September 30, 2015 Form 10-K, we have taken the following measures:

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

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual consolidated financial statements may occur in the future and we may be delinquent in our filings. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. Key factors in the success of our remediation efforts are our ability to recruit and retain qualified individuals, and to make the investments required to enhance our financial reporting systems. Therefore, the success of our remediation efforts will also be dependent in part upon our ability to obtain sufficient funding. Among other things, any un-remediated material weaknesses could result in material post-closing adjustments in future financial statements.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no material legal proceedings during the three months ended December 31, 2015.

ITEM 1A.	RISK FACTORS

There has been no material change to the risk factors relating to our business as disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

No.	Description

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Ominto, Inc.

Date: February 22, 2016	By:	/s/ Mitch Hill
Mitch Hill Interim Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

