Form 10-Q
period 2016-03-31
Ominto, Inc.
filed 2016-05-23
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________.

Commission File Number 0-49801

OMINTO, INC.

(Exact name of registrant as specified in its charter)

Nevada	13-4067623
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1515 S. Federal Highway, Suite 307

Boca Raton, FL 33432

(Address of principal executive offices)

561-362-2393

(Registrant’s telephone number, including area code)

1110-112th Avenue NE, Suite 350

Bellevue, WA 98004

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

The number of shares outstanding of each of the issuer’s classes of stock, as of May 20, 2016 is as follows:

Number of shares of Common Stock outstanding: 12,360,000

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ominto, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2016	September 30, 2015
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$953,826	$3,531,124
Restricted cash	2,015,234	1,434,699
Other receivables and prepaid expenses	1,543,719	480,268
Deferred costs	2,476,843	4,061,592
Total current assets	6,989,622	9,507,683

Property and equipment, net	2,019,084	1,550,390

TOTAL ASSETS	$9,008,706	$11,058,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,621,168	$1,166,684
Amounts payable to Business Associates	1,995,020	1,973,216
Customer rebates	2,490,071	1,948,030
Other payables and accrued liabilities	3,932,978	2,335,217
Note payable, net of discount	-	3,301,224
Derivative liability	-	715,575
Amounts due to related parties	205,624	425,242
Deferred subscription fee revenue	6,336,762	8,233,180
Deferred advertising revenues	230,420	42,260
Liabilities of discontinued operations	27,217	58,857
Total current liabilities	16,839,260	20,199,485

TOTAL LIABILITIES	16,839,260	20,199,485

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value; 25,000,000 shares authorized; 185,000 and 185,000 shares issued and outstanding, respectively.	1,850	1,850
Common stock, $.0001 par value; 700,000,000 shares authorized; 11.9 million and 11.0 million shares issued and outstanding, respectively.	11,978	11,008
Additional paid-in capital	45,647,483	39,185,136
Accumulated other comprehensive income (loss)	814,721	956,174
Accumulated deficit	(54,306,586)	(49,295,580)
Total stockholders' equity (deficit)	(7,830,554)	(9,141,412)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,008,706	$11,058,073

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2016	2015	2016	2015
REVENUE
Business license fees	$613,424	$1,073,157	$1,403,755	$2,087,432
Membership subscription fees and commission income	3,256,975	2,681,251	7,721,950	5,578,491
Advertising and marketing programs	13,792	70,152	20,269	898,872
Other	112,473	5,998	282,919	11,892
	3,996,664	3,830,558	9,428,893	8,576,687

COST OF REVENUES	3,015,590	2,841,075	6,906,852	5,636,889

Gross Margin	981,074	989,483	2,522,041	2,939,798

Selling, general and administrative expenses	4,016,390	2,972,501	7,815,783	6,275,720

LOSS FROM OPERATIONS	(3,035,316)	(1,983,018)	(5,293,742)	(3,335,922)

OTHER INCOME (EXPENSE):
Interest (Expense)/Income	16	(20,307)	(298,828)	(60,196)
Change in fair value of derivative liability	-	-	549,656	-
LOSS BEFORE INCOME TAXES	(3,035,300)	(2,003,325)	(5,042,914)	(3,396,118)

Income taxes	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(3,035,300)	(2,003,325)	(5,042,914)	(3,396,118)

Income from discontinued operations, net of taxes	28,060	-	31,908	248,891

NET LOSS	$(3,007,240)	$(2,003,325)	$(5,011,006)	$(3,147,227)

NET LOSS PER SHARE - Basic and diluted	$(0.25)	$(0.23)	$(0.43)	$(0.36)

EARNINGS (LOSS) PER SHARE
Basic and diluted:
Continuing operations	$(0.25)	$(0.23)	(0.43)	$(0.39)
Discontinued operations	$0.00	$-	0.00	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	11,921,187	8,644,094	11,759,438	8,644,094

See accompanying notes to condensed consolidated financial statements (unaudited).

4

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31		March 31
	2016	2015	2016	2015

Net loss	$(3,007,240)	$(2,003,325)	$(5,011,006)	(3,147,227)
Foreign currency translation gain (loss)	(340,105)	1,234,036	(142,711)	1,685,651

Comprehensive loss	$(3,347,345)	$(769,289)	$(5,153,717)	$(1,461,576)

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(5,042,914)	$(3,396,118)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	33,191	104,576
Stock-based compensation	690,707	37,242
Change in fair value of derivative liability	(549,656)	-
Changes in operating assets and liabilities:
Restricted cash	(436,994)	(448,791)
Other receivables and prepaid expenses	(1,033,543)	(279,386)
Deferred costs	1,960,180	(3,347,080)
Other assets	-	(11,243)
Accounts Payable	412,492	(1,070,426)
Amounts payable to Business Associates	195,276	317,423
Customer Rebates	517,630	257,601
Other payables and accrued liabilities	1,376,871	(90,434)
Amounts due to related parties	(191,857)	(236,974)
Deferred subscription fee revenue	(2,381,445)	7,373,731
Deferred advertising revenue	183,673	(939,979)

NET CASH FLOWS FROM CONTINUING OPERATIONS	(4,266,389)	(1,729,858)

Income (loss) from discontinued operations	-	248,891
Net change in assets and liabilities of discontinued operations	26,607	(309,518)
Net cash flows from discontinued operations	26,607	(60,627)

NET CASH FLOWS FROM OPERATING ACTIVITIES	(4,239,782)	(1,790,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(505,630)	(35,652)
NET CASH FLOWS FROM INVESTING ACTIVITIES:	(505,630)	(35,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of note payable - related party	-	(1,000,000)
Repayment of note payable	-	(500,000)
Proceeds from sale of common stock	362,260
Proceeds from exercise of warrant	250,000	-
Proceeds from convertible loan	1,400,000	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	2,012,260	(1,500,000)

Effect of exchange rate changes	155,854	1,680,309

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,577,298)	(1,645,828)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,531,124	2,111,812
CASH AND CASH EQUIVALENTS, END OF PERIOD	$953,826	$465,984

Supplemental cash flow information:
Cash paid for interest	$-	$60,196
Cash paid for income taxes	$-	$-
Non cash investing and financing activities:
Conversion of convertible notes to common stock	$5,000,000	$-
Reclass of derivative liability of warrants to stockholders' equity	$165,919	$-
Stock issued in lieu of salaries	$227,527	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company

On June 26, 2015, the Company changed its name to Ominto, Inc. (“Ominto,” the “Company,” “we,” “our,” or “us”) from DubLi, Inc. We are a global e-commerce cash back and network marketing company which operates a worldwide shopping portal. We market membership subscriptions directly to consumers and through partner programs and our network marketing subsidiary. The Company is incorporated in the State of Nevada and our principal executive offices are located in Boca Raton, Florida. The Company’s wholly owned operating subsidiaries are:

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

Our e-commerce Cash Back transactions throughout the world are conducted through DubLi.com’s shopping portal websites. In May 2016, we replaced Dubli.com with our new portal Ominto.com which will also offer Cash Back transactions. We have a large network of independent Business Associates (“BAs”) that sell e-commerce Cash Back products.

Mr. Michael Hansen, a director of the Company, has a direct ownership of approximately 2.8 million shares of our common stock and 185,000 shares of our super voting preferred stock as of March 31, 2016. Each share of our super voting preferred votes as 40 shares of common stock. As a result, Mr. Hansen had the power to cast approximately 56% of the votes that could be cast by our stockholders as of March 31, 2016. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution or merger of the Company, sale of all of the Company’s assets or changing the size and composition of the board of directors.

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

Liquidity

We have incurred substantial losses through March 31, 2016. We experienced negative net cash flows from our operating activities of approximately $4.2 million and $5.2 million for the six (6) months ended March 31, 2016 and the fiscal year ended September 30, 2015, respectively. We will require additional financing to meet our working capital and capital expenditures requirements. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute our business plan and fund operations, which could have a material, adverse effect on our business, financial condition and results of operations.

Our financial statements for the fiscal year ended September 30, 2015 were prepared assuming that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. For the six (6) months ended March 31, 2016 we incurred a loss from continuing operations of $5.0 million and we had negative cash flows from continuing operations of $4.2 million. For the fiscal year ended September 30, 2015 we incurred a loss from continuing operations of $12.2 million and had negative cash flows from continuing operations of $5.2 million. We had an accumulated deficit for the period from our inception through March 31, 2016 of approximately $54.3 million. As a result, we had a working capital deficit of approximately $9.8 million as of March 31, 2016. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We continue to update our product offerings, which places additional demands on future cash flows and may decrease liquidity. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our future products, revenues generated from our operations, the impact of competitive product offerings, and whether we are successful in acquiring additional customers on a large scale basis through partners. We also intend to increase our efforts to attract BAs which we expect will improve sales of our e-commerce products. These efforts will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenues from operations, adequately dealing with competitive pressures, acquiring complementary products, technologies, or businesses, or increase our marketing efforts.

Because of constraints on our sources of capital and our liquidity needs, we have continued to borrow from Michael Hansen, the Company’s founder, a director, and the Company’s current Executive Vice President of Business Development, to fund our operations. As of March 31, 2016, we owed Mr. Hansen a total of approximately $0.2 million in advances to us.

On January 15, 2016, we sold 26,533 shares of common stock at $8.00 per share for total cash consideration of $0.2 million to a private investor.

On February 19, 2016 and February 22, 2016, we sold a total of 43,335 shares of common stock at a weighted average sale price of $3.46 per share for total cash consideration of $0.15 million to three of our Independent Directors.

Beginning in January 2016, we implemented a series of changes to streamline our organization and reduce monthly operating expenses. Our efforts focused on reducing staffing costs, transferring certain functions to lower cost locations, consolidating our operations to fewer locations, and reducing our efforts on activities not related to our core operations. These changes were designed to conserve our resources and allow for continued investment in the completion and launch of our new Ominto.com and its related DubLi.com technology platform. The new platform launched in May 2016. As of the date of this filing it is still too early to tell if the platform will lead to the revenue growth the Company anticipates.

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

Use of Estimates

The preparation of these condensed consolidated financial statements, in conformity with US GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities, revenue and expenses, and the related disclosure of contingent assets and liabilities, at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

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

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs ("ASU-2015-03"). ASU 2015-03 requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that lessees recognize right-of-use assets and lease liabilities for any lease classified as either a finance or operating lease that is not considered short-term. The accounting applied by lessors is largely consistent from the existing lease standard. ASU 2016-02 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018. Lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We have obligations under lease agreements for facilities, which are classified as operating leases under the existing lease standard. We are still evaluating the impact ASU 2016-02 will have on the consolidated results of operations, financial condition, and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for us on September 1, 2017 and we are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three (3) months or less at the date of transaction to be cash equivalents. We maintain our cash in bank deposit accounts in the United States, Cyprus, India, and United Arab Emirates, which at times may exceed the federally insured limits in those countries. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Property and Equipment

Property and equipment are recorded at cost. Computers and equipment, computer software, furniture and fixtures are depreciated over five (5) years. Leasehold improvements included in furniture and fixtures are amortized on a straight-line basis over the term of the lease. Land is not amortized. The cost of maintenance and repairs of equipment is charged to expense when incurred. When we sell, dispose or retire property and equipment, the related gains or losses are included in operating results.

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

Revenue Recognition

We recognize revenues in accordance with ASC 605, Revenue Recognition which requires that four basic criteria be met before revenues can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and cash back to customers, estimated returns and allowances, and other adjustments are recorded in the same period the related revenues are recorded. We defer any revenues that are subject to refund, and, for which the product has not been delivered or the service has not been rendered.

DubLi, a wholly owned subsidiary of the Company, has a global network marketing organization with Business Associate (“BA”) representatives in many countries throughout the world. We offer BAs a wide variety of products and services to sell to their customers, many of whom also become BAs themselves. BAs earn commissions on sales of products and services that they sell directly, and earn commissions on “downline” sales of products and services made by BAs that they bring into the marketing network. We also offer various membership packages to customers and a Partner Program whereby customers are recruited by partner companies or organizations who shop on our DubLi.com shopping portal. Our revenue recognition policies for each of our products and services are as follows:

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

●

Commission income – We receive varying percentages in commission income earned from merchants participating on our online shopping platform. These commissions are calculated based upon the agreed rates with the participating merchants on all customer’s transactions processed through our online shopping platform and are recognized on an accrual basis based upon data obtained from the merchant. A percentage of the commission income is payable, in the form of Cash Back, to the customer for all purchase transactions. This Cash Back amount due the customer is accrued as a deduction from commission income at the time the commission income is recognized. Commission income owed to the company from merchants is included in other receivables and prepaid expenses.

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

Cost of Revenues

Cost of revenues are principally commissions based upon each BA’s volume of sales, any “downline” sales by other BAs under the sponsoring BA, and purchase transactions through our online shopping platform made by customers under the referring BA. Commissions due to BAs at the time of such transaction are recorded as deferred costs until the corresponding revenues are recognized. Special incentive bonuses are recognized when the BAs meets the sales target goals or specific criteria, and are recorded as deferred costs which are then expensed ratably as the corresponding revenues are recognized.

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

Earnings (Loss) per Share

We compute basic earnings (loss) per share by dividing the income (loss) attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The potential impact of all common stock equivalents was excluded from the number of shares outstanding used for purposes of computing net loss per share as the impact of such equivalents was anti-dilutive due to the loss from continuing operations. Potential dilutive securities, which consisted of outstanding stock options and other compensation arrangements not included in dilutive weighted average shares for the three (3) months ended March 31, 2016 and 2015 were approximately 1.8 million and 0.028 million, respectively, and for the six (6) months ended March 31, 2016 and 2015, were approximately 1.8 million and 0.028 million, respectively.

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

3. Restricted Cash

Restricted cash represents charge back reserves held by the Company’s credit card processor. Amounts of restricted cash held, by type of currency were as follows:

	As of
	March 31, 2016	September 30, 2015
Euro	$138,021	$1,302,172
Australian Dollar	7,310	123,360
Indian Rupees	183,327	-
United States Dollar	1,686,576	9,167
Total	$2,015,234	$1,434,699

4. Deferred Costs

 Deferred costs represent paid or accrued commission costs which are directly related to: (i) unearned subscription fees which are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled. Deferred costs expensed are included in cost of revenues.

5. Property and Equipment

Property and equipment comprised the following:

	As of
	March 31, 2016	September 30, 2015
Land:
Held for sales incentives	$3,562,500	$3,562,500
Less: Valuation allowance	(2,687,752)	(2,687,752)
	874,748	874,748

Computers and equipment	349,525	340,781
Computer software	-	-
Software development	1,010,029	551,694
Furniture and fixtures	122,366	111,478
	1,481,920	1,003,953

Accumulated depreciation	(337,584)	(328,311)
	1,144,336	675,642

Total	$2,019,084	$1,550,390

Land Held for Sales Incentives

We acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of March 31, 2016, the land value of approximately $0.9 million consisted of the contract price and land filled cost of approximately $3.6 million less a valuation allowance of approximately $2.7 million that was based on our evaluation of the estimated fair value.

Depreciation

Depreciation expense was $13,892 and $56,424, for the three (3) months ended March 31, 2016 and 2015, respectively, and $33,191 and $104,576 for the six (6) months ended March 31, 2016 and 2015, respectively.

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

We determined that the conversion feature attached to the convertible debt was not a derivative. On September 15, 2015 when the convertible note was issued, we did not have authorized shares available under our articles of incorporation for conversion and issuance. The total shares required upon conversion equaled 800,000 (post Reverse Split). If shares had been available, the trading market for our shares did not have sufficient trading volume for the holders to sell the shares. In accordance with ASC 815 to be considered a derivative, the holder has to have the ability to sell their position upon conversion on shares. Because this was not the case, we determined that the conversion feature was not a derivative.

The convertible note agreement also included provisions for detachable warrants for 300,000 shares of common stock. As of September 30, 2015, the $3.6 million of proceeds from the note was recognized net of a discount for the fair value of the warrants totaling $0.4 million. See Note 7 for further discussion of the warrant.

Interest expenses related to these notes, including amortization of the warrant discount, totaled $298,844 and $22,580 for the six (6) months ended March 31, 2016 and for the year ended September 30, 2015, respectively.

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

8. Amounts Due to Related Party

Amounts due to a related party comprised the following:

	As of
	March 31, 2016	September 30, 2015
Amounts due for advances by Mr. Hansen	$205,624	$397,480
Amounts due for services rendered	-	27,762

	$205,624	$425,242

As of March 31, 2016, we owed Mr. Hansen $0.2 million of advances he extended to the Company.

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

During the six (6) months ended March 31, 2016 and 2015 amounted to $31,908 and $249,000, respectively. All the costs associated with the credits have been fully expensed as of the effective date of the termination.

Included in liabilities of discontinued operations at March 31, 2015 and September 30, 2015 are unused credits of approximately $0.03 million and $0.3 million, respectively.

10. Income Taxes

We conduct business globally and operate in a number of foreign jurisdictions in addition to the United States. For the six (6) months ended March 31, 2016 and 2015, our reported income tax rate was lower than the US federal statutory rate primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net income or losses for the periods, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

11. Common Stock

As of March 31, 2016, a total of approximately 191,129 shares were committed for issuance and reflected as issued on the books of the Company, but stock certificates were not issued due to certain administrative and documentation requirements. The shares of common stock were in respect of the following: (a) 97,902 shares of stock for services; and (b) 93,227 shares of vested restricted stock awards to management and other personnel. Certificates for these shares committed for issuance are expected to be issued during fiscal year 2016.

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

Restricted Stock Units

As of March 31, 2016, there were 206,133 unvested restricted stock units outstanding with a weighted-average grant date value of $6.00. The restricted stock units vest over the next 1.4 years.

Salary Paid in Stock

On March 31, 2016, the Board of Directors approved certain of our executive officers and senior employees to receive restricted stock grants in lieu of cash salary for employment services rendered to the Company during the three (3) months ended March 31, 2016. The Board took this action as part of the Company’s efforts to conserve its resources and allow for continued investment in the launch of the new Ominto.com technology platform. The officers and employee agreed to receive a total of 67,548 shares of common stock in lieu of approximately $227,527 in cash.

Options Activity and Positions

Stock-based compensation expense for the three (3) months ended March 31, 2016 and 2015 was $271,390 and $7,013, respectively, and for the six (6) months ended March 31, 2016 and 2015 was $690,707 and $37,242, respectively. Unamortized stock option compensation expense at March 31, 2016 was approximately $0.7 million and is expected to be recognized over a period of 2.1 years.

13. Segment Information

We divide our product and service lines into two segments: (i) E-Commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and (ii) Auctions segment (reported as discontinued operations).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
E-Commerce and memberships
Revenues	$3,996,664	$3,830,558	$9,428,893	$8,576,687
Costs of revenues	3,015,590	2,841,075	6,906,852	5,636,889
Gross margin from continuing operations	$981,074	$989,483	$2,522,041	$2,939,798

Discontinued operations
Revenue	$28,060	$-	$31,908	$248,891
Cost of revenues	-	-	-	-
Income from discontinued operations, net of taxes	$28,060	$-	$31,908	$248,891

The total revenues recorded in our four (4) geographic regions are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenues:
European Union	$599,747	$597,797	$1,409,809	$2,201,320
North America	2,083,172	2,440,555	4,896,851	4,800,584
Australia	122,353	172,774	287,611	417,094
Global	1,219,452	619,432	2,866,530	1,406,580
Total	$4,024,724	$3,830,558	$9,460,801	$8,825,578

Revenue represented from:
Continuing operations	$3,996,664	$3,830,558	$9,428,893	$8,576,687
Discontinued operations	28,060	-	31,908	248,891
Total	$4,024,724	$3,830,558	$9,460,801	$8,825,578

14. Subsequent Events

Sale of Securities

In May 2016, we sold approximately 171,000 shares of restricted common stock at $4.00 per share for total cash consideration of approximately $0.7 million to a group of investors in a private placement.

Stock Committed for Issuance for Services

In May 2016, the Company committed to issuing 759,132 shares of common stock to 3,135 Business Associates as part of a loyalty program. The shares will be issued with a restricted legend. After issuance the Company will have approximately 13.1 million shares outstanding. The shares to be issued will represent approximately 6% percent of the Company’s outstanding shares, post issuance. The Company expects to issue the shares within the next twelve months. The Company expects to recognize stock-based compensation expense equal to the number of shares issued multiplied by the closing price of the Company’s common stock on the date of grant.

Other Events

In May 2016, we launched the new Ominto.com and its related DubLi.com technology platform. We are continuing to make enhancements and improve functionality of the recently launched websites.

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our condensed consolidated results of operations for the three (3) and six (6) months ended March 31, 2016 compared to the three (3) and six (6) months ended March 31, 2015; and (ii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included in this Report.

Overview

We are a global e-commerce company that owns and operates global online shopping and loyalty websites serving several international markets, along with a network marketing subsidiary named DubLi Network. Through our unique e-commerce platform, shoppers can browse through a variety of products and receive cash back on their purchases through our cash back and membership platform (“Cash Back”). We offer free and paid memberships that allow shoppers to earn varying amounts of Cash Back from the purchases that they make online through our shopping sites. The paid memberships allow our members to earn a higher percentage of Cash Back on their purchases, as well as other benefits. We receive a commission each time shoppers make purchases through our shopping platform with our affiliated merchants. We pass a portion of those commissions to our shoppers in the form of Cash Back. Our worldwide online transactions are conducted through the DubLi.com shopping platform. We have a large international network of independent Business Associates (“BAs”) that sell and use various e-commerce Cash Back products. We have relationships with thousands of online stores and travel companies from around the world. We build our merchant network by contracting with third parties, called Affiliate Networks, who have relationships with thousands of global, online merchants and travel booking sites. In May 2016, we launched our new Ominto.com website which has been enhanced to recognize each customer's preferred shopping locations and deliver a tailored shopping experience including preferred stores, language, currency, deals, and customized marketing messages. The Ominto platform powers our existing DubLi.com website, which currently serves customers in over 100 countries.

During the three (3) and six (6) months ended March 31, 2016 and 2015, our revenues from continuing operations were generated primarily from (a) business license fees paid by BAs and partner program participants; (b) membership subscription fees; (c) commission income from participating online shops and stores affiliated with our online shopping portal arising from the purchase transactions our shoppers generated; and (d) advertising and marketing programs. Our revenues from discontinued operations during the three (3) and six (6) months ended March 31, 2016 and 2015 were recognized from credits breakage associated with inactive BAs.

The components of revenues for the three (3) and six (6) months ended March 31, 2016 are summarized as follows:

	March 31, 2016
	Three months ended	Six months ended
E-Commerce and Memberships
Business license fees	$613,424	$1,403,755
Membership subscription fees and commission income	3,256,975	7,721,950
Advertising and marketing programs	13,792	20,269
Other	112,473	282,919
	3,996,664	9,428,893
Discontinued operations	28,060	31,908
Total revenue	$4,024,724	$9,460,801

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

Commission income is the amounts we receive from affiliates for purchases made on our shopping platform. We share this commission income with our customers in the form of Cash Back.

Our network marketing organization of BAs is represented in approximately 100 countries throughout the world. Our BAs market a variety of Cash Back products to their customers, many of whom become BAs themselves. BAs earn commissions both on paid membership subscriptions that they sell directly, as well as on “downline” sales of products made by BAs that they bring into the marketing network. BAs also earn commissions on purchases made on our shopping portal by shoppers they have referred, or that have been referred by their downline BAs.

Trends in Our Business

We continue to focus our resources on potentially more profitable programs related to our e-commerce shopping platform. We believe that shopping transactions continue to shift from traditional to online retailers as the digital economy evolves. This shift has enabled us to provide a continued growth in revenue. However, our revenue growth rate to date may not be sustainable due to factors, including increasing competition, and increasing maturity of the online shopping platform market. We plan to continue to invest in our shopping platform and increase our customer base through partner programs and growing our global network of BAs, but cannot provide any assurance that such investments will result in increased revenues or net income.

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

Increasing our revenues involves investment in our information technology infrastructure and human resources. We expect our Partner Program and expansion into new markets and countries to be an important component in our business strategy. We expect that the gross cost of revenues will increase and may also increase as a percentage of revenues in future periods, primarily due to forecasted increases in costs, including customer acquisition costs, data center costs, credit card and other transaction fees, and content acquisition costs.

As we expand our shopping programs and other products into additional international markets, we continue to increase our exposure to fluctuations in foreign currency to US dollar exchange rates.

Results of Operations

Three (3) Months Ended March 31, 2016 Compared to Three (3) Months Ended MARCh 31, 2015

Consolidated Results

Net loss for the three (3) months ended March 31, 2016 and 2015 were approximately $3.0 million and $2.0 million, respectively. The increase in the net loss was due to higher selling, general and administrative expenses of approximately $1.0 million. Loss from operations increased $1.1 million. Further discussions on the results from continuing operations and discontinued operations are provided in the following paragraphs.

Continuing Operations

Revenues were approximately $4.0 million and $3.8 million for the three (3) months ended March 31, 2016 and 2015, respectively. The increase was primarily due to an increase in: (i) membership subscription fees from increased sales of membership packages; and (ii) commission income received from online shops and stores as a result of higher purchase transactions by our customers shopping through our shopping portal.

Gross margin was approximately $1.0 million for both the three (3) months ended March 31, 2016 and 2015.

Selling, general and administrative (“SGA”) expenses were approximately $4.0 million and $3.0 million for the three (3) months ended March 31, 2016 and 2015, respectively. The increase was primarily due to an increase of $1.7 million in payroll costs mostly attributed to higher payroll and severance costs, primarily for executive level employees, and increased banking and processing fees due to more transactions processed during the quarter, offset by lower depreciation. Details of our SGA expenses are summarized as follows:

	For the three months ended March 31,
(All amounts in $ thousands)	2016	2015	Change

Advertising and marketing costs	$26	$57	$(31)
Depreciation	15	862	(847)
Outside service fees	1,486	1,394	92
Payroll costs	1,943	206	1,737
Rent and office expenses	162	250	(88)
Banking and processing fees	235	(7)	242
Foreign exchange	(19)	211	(230)
Travel expenses and others	168	-	168
Total	$4,016	$2,973	$1,043

Discontinued Operations

Income from discontinued operations was approximately $0.03 million for three (3) months ended March 31, 2016, compared to nil for the three (3) months ended March 31, 2015. The increase was due to more inactive BAs that met the criteria of recognition of revenue for breakage.

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

During the three (3) months ended March 31, 2016 we recognized a loss on translation of approximately $0.3 million as compared to a gain of $1.2 million for the three (3) months ended March 31, 2015.

SIX (6) MONTHS ENDED MARCH 31, 2016 COMPARED TO SIX (6) MONTHS ENDED MARCH 31, 2015

Consolidated Results

Net loss for the six (6) months ended March 31, 2016 was approximately $5.0 million and net loss for the six (6) months ended March 31, 2015 was approximately $3.1 million. The increase in net loss was primarily due to higher selling, general, and administrative expenses of approximately $1.5 million and a decrease in gross income of approximately $0.4 million. Further discussions on the results from continuing operations and discontinued operations are provided in the following paragraphs.

Continuing Operations

Revenues were approximately $9.4 million and $8.6 million for the six (6) months ended March 31, 2016 and 2015, respectively. The increase was primarily due to an increase in: (i) business license fees from Business Associates and partner program participants as a results of more sign-ups under the program; (ii) membership subscription fees from increased sales of membership packages partly from a promotional campaign undertaken during October 2014; (iii) commission income received from online shops and stores as a result of higher purchase transactions by our customers shopping through our Shopping Malls; and (iv) revenues recognized from breakage associated with inactive Business Associates under the advertising and marketing programs.

Gross margin was approximately $2.5 million and $2.9 million for the six (6) months ended March 31, 2016 and 2015, respectively. The decrease was primarily due to an increase in cash back paid as a percentage of total revenue during the six (6) months ended March 31, 2016. During the six (6) months ended March 31, 2016 and 2015, gross income as a percentage of revenues (after adjusting for certain components of non-commission revenues of approximately nil and $ 574,000, respectively) were approximately 27% and 38%, respectively. The decrease was primarily due to a promotional campaign the Company undertook which resulted in an additional bonus commission payout to Business Associates during the six (6) months ended March 31, 2015. No comparable promotion was undertaken during the six (6) months ended March 31, 2016.

SGA expenses were approximately $7.8 million and $6.3 million for the six (6) months ended March 31, 2016 and 2015, respectively. The increase was primarily due to approximately: (i) $2.5 million in payroll and severance costs, primarily for executive level employees; offset by (ii) $0.3 million reduction in outside service fees; and (ii) $0.5 million reduction in banking and processing fees as a result of few transactions processed for the first half of fiscal year 2016 compared to the same period a year ago. Beginning in January 2016, we have implemented a series of changes to streamline our organization and reduce monthly operating expenses. Our efforts focused on reducing staffing costs, transferring certain functions to lower cost locations, consolidating our operations to fewer locations, and reducing our efforts on activities not related to our core operations. Details of our SGA expenses are summarized as follows:

	For the six months ended March 31,
(All amounts in $ thousands)	2016	2015	Change

Advertising and marketing costs	$46	$17	$29
Depreciation	35	105	(70)
Outside service fees	1,563	1,902	(339)
Payroll costs	5,056	2,527	2,529
Rent and office expenses	306	283	23
Banking and processing fees	438	957	(519)
Foreign exchange	16	13	3
Travel expenses and others	356	472	(116)
Total	$7,816	$6,276	$1,540

Discontinued Operations

Income from discontinued operations was approximately $32,000 and $249,000 for the six (6) months ended March 31, 2016 and 2015, respectively. The decrease was primarily due to lower revenues recognized for Credits breakage associated with inactive Business Associates.

Foreign Currency Translation Adjustment

Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. The US dollar average rate strengthened against the Euro during the six (6) months ended March 31, 2016 as compared to the six (6) months ended March 31, 2015 which resulted in these exchange rate fluctuations decreasing the consolidated net revenues, operating expenses, loss from continuing operations and income from discontinued operations, net of income taxes. At the beginning of fiscal year 2016, the Company had a deficit in net equity of approximately $3.2 million recorded in our foreign subsidiaries which used the Euro as its functional currency. As a result of the average translation rate of the Euro to US dollars the beginning of fiscal year 2016 being stronger than the closing rate as of March 31, 2016 used for translation of the assets and liabilities, the foreign currency translation adjustment for the six (6) months ended March 31, 2016 represented a loss of approximately $0.2 million.

Liquidity and Capital Resources

Liquidity

We have incurred substantial losses through March 31, 2016. We experienced negative net cash flows from our operating activities of approximately $4.2 million and $5.2 million for the three (3) months ended March 31, 2016 and the fiscal year ended September 30, 2015, respectively. We will require additional financing to meet our working capital and capital expenditures requirements. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon our business plan and fund operations, which could have a material, adverse effect on our business, financial condition and results of operations. Our financial statements for the year ended September 30, 2015 were prepared assuming that we will continue as a going concern.

We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next twelve (12) months without deferring payment on certain current liabilities and raising additional funds. For the fiscal year ended September 30, 2015 we incurred a loss from continuing operations of $12.2 million and had negative cash flows from continuing operations of $5.2 million. We had an accumulated deficit for the period from our inception through March 31, 2016 of approximately $54.3 million. As a result, we had a working capital deficit of approximately $9.8 million as of March 31, 2016. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We continue to update our product offerings, which places additional demands on future cash flows and may decrease liquidity. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our future products, revenues generated from our operations, the impact of competitive product offerings, and whether we are successful in acquiring additional customers on a large scale basis through partners. We also intend to increase our efforts to attract BAs which we expect will improve sales of our e-commerce products. These efforts will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenues from operations, adequately dealing with competitive pressures, acquiring complementary products, technologies, or businesses, or increase our marketing efforts.

Because of constraints on our sources of capital and our liquidity needs, we have continued to borrow from Michael Hansen, the Company’s founder, a director, and the Company’s current Executive Vice President, Development, to fund our operations. As of March 31, 2016, we owed Mr. Hansen a total of approximately $0.2 million in advances to us.

On January 15, 2016, we sold 26,533 shares of common stock at $8.00 per share for total cash consideration of $0.2 million to a private investor.

On February 19, 2016 and February 22, 2016, we sold a total of 43,335 shares of common stock at a weighted average sale price of $3.46 per share for total cash consideration of $0.15 million to three of our Independent Directors.

Beginning in January 2016, we implemented a series of changes to streamline our organization and reduce monthly operating expenses. Our efforts focused on reducing staffing costs, transferring certain functions to lower cost locations, consolidating our operations to fewer locations, and reducing our efforts on activities not related to our core operations. These changes were designed to conserve our resources and allow for continued investment in the completion and launch of our new Ominto.com and its related DubLi.com technology platform. The new platform launched in May 2016. As of the date of this filing it is still too early to tell if the platform will lead to the revenue growth the Company anticipates.

Cash in Foreign Subsidiaries

We have significant operations outside the United States. As a result, cash generated by and used in our foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of March 31, 2016, we held approximately $0.9 million of unrestricted and approximately $2.0 million of restricted cash in foreign subsidiaries.

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

Subsequent Events

Sale of Securities

In May 2016, we sold approximately 171,000 shares of restricted common stock at $4.00 per share for total cash consideration of $0.7 million to a group of investors in a private placement.

Stock Committed for Issuance for Services

In May 2016, the Company committed to issuing 759,132 shares of common stock to 3,135 Business Associates as part of a loyalty program. The shares will be issued with a restricted legend. After issuance the Company will have approximately 13.1 million shares outstanding. The shares to be issued will represent approximately 6% percent of the Company’s outstanding shares, post issuance. We expect to issue the shares within the next twelve months. We expect to recognize stock-based compensation expense equal to the number of shares issued multiplied by the closing price of the Company’s common stock on the date of grant.

 Other Events

In May 2016, we launched the new Ominto.com and its related DubLi.com technology platform. We are continuing to make enhancements and improve functionality of the recently launched websites.

Off-Balance Sheet Arrangements

At March 31, 2016 and 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six (6) months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as previously reported in our annual report Form 10-K for the year ended September 30, 2015, filed on January 13, 2016, as amended, as a result of our principal executive officer’s and principal financial officer’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2015, we identified material weaknesses in internal control over financial reporting as of September 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses had not been remediated as of March 31, 2016.

Remediation Plans

To address the identified material weakness discussed in our annual reports on Form 10-K for the fiscal years ended September 30, 2014 and reiterated in our September 30, 2015 Form 10-K, we have commenced a reorganization of our finance, accounting and other support staff to improve work flow and enhance internal controls.

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

(c)	We have increased the utilization of the features and controls provided in our Enterprise Resource Planning (“ERP”) system and reduce the use of spreadsheets.

Monitoring of internal control over financial reporting, and period end financial closing

(a)	We continue to review and update our policies and procedures with respect to the review, supervision and monitoring of our accounting operations;

(b)	We are developing forecasts and plans by which our management can measure achievement against formalized benchmarks.

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

There were no material legal proceedings during the three (3) months ended March 31, 2016.

ITEM 1A.	RISK FACTORS

There has been no material change to the risk factors relating to our business as disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2015 filed on January 13, 2016, as amended.

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

Ominto, Inc.

Date: May 23, 2016	By:	/s/ Mitch Hill
Mitch Hill Interim Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

