Form 10-Q
period 2016-06-30
Ominto, Inc.
filed 2016-08-22
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of each of the issuer’s classes of stock, as of August 15, 2016 is as follows:

Number of shares of Common Stock outstanding: 12,233,472

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Ominto, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,286,406	$3,531,124
Restricted cash	1,881,216	1,434,699
Other receivables and prepaid expenses	1,334,429	480,268
Deferred costs	2,977,574	4,061,592
Total Current Assets	7,479,625	9,507,683

Property and Equipment, net	2,121,768	1,550,390
Other Assets	21,000	-
TOTAL ASSETS	$9,622,393	$11,058,073

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,887,681	$1,166,684
Business associates payable	2,066,952	1,973,216
Customer deposits	2,578,845	1,948,030
Other payables and accrued liabilities	3,206,880	2,335,217
Warrant liability	-	715,575
Note payable	-	3,301,224
Deposit for Subscription	1,675,000	-
Amounts due to related party	246,000	425,242
Deferred revenue subscriptions	5,510,366	8,233,180
Deferred advertising revenue	571,578	42,260
Liability of discontinued operations	26,658	58,857
Total current liabilities	17,769,960	20,199,485

TOTAL LIABILITIES	17,769,960	20,199,485

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
Preferred stock 25,000,000 shares authorized $.01 par value; 185,000 shares issued and outstanding	1,850	1,850
Common stock $.001 par value; 14,000,000 shares authorized; 12.2 million and 11.0 million shares issued and outstanding, respectively.	12,235	11,008
Additional paid-in capital	46,759,748	39,185,136
Accumulated other comprehensive income (loss)	1,331,261	956,174
Accumulated deficit	(56,252,661)	(49,295,580)
Total Stockholders' (Deficit)	(8,147,567)	(9,141,412)
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$9,622,393	$11,058,073

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue
Business license fees	$593,981	$1,218,352	$1,997,736	$3,305,784
Membership subscription fees/commission income	3,267,448	3,495,656	10,989,397	9,074,147
Advertising and marketing programs	8,577	51,012	28,846	949,884
Other	119,714	9,776	402,633	21,668
	3,989,720	4,774,796	13,418,612	13,351,483

Cost of Revenue	1,734,565	3,102,014	8,641,418	8,738,903

Gross Margin	2,255,155	1,672,782	4,777,194	4,612,580

Selling, general and administrative expense	4,201,199	2,989,706	12,016,982	9,265,426
Loss from Operations	(1,946,044)	(1,316,924)	(7,239,788)	(4,652,846)

Other Income (Expenses)
Change in FV of Warrant	-	-	549,656	-
Interest expense	-	(19,624)	(298,828)	(79,820)

Loss Before Income Taxes	(1,946,044)	(1,336,548)	(6,988,960)	(4,732,666)

Income taxes	-	-	-	-

Loss from continuing operations	(1,946,044)	(1,336,548)	(6,988,960)	(4,732,666)
Income (loss) from discontinued operations	(30)	136,641	31,879	385,532

Net (loss)	$(1,946,074)	$(1,199,907)	$(6,957,081)	$(4,347,134)

Loss per share
Basic and Diluted
- continuing operations	$(0.16)	$(0.15)	$(0.59)	$(0.54)
- discontinued operations	$(0.00)	$0.02	$0.00	$0.04

Weighted average common shares outstanding
Basic and Diluted	12,040,418	8,857,137	11,852,756	8,715,888

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
Consolidated Statement of Comprehensive Loss	2016	2015	2016	2015

Net Loss	(1,946,074)	(1,199,907)	(6,957,081)	(4,347,134)
Foreign currency translation gain (loss)	516,540	(536,322)	375,087	1,149,329
Comprehensive loss	(1,429,534)	(1,736,229)	(6,581,994)	(3,197,805)

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Loss from continuing operations	$(6,988,960)	$(4,732,666)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	115,854	156,297
Stock-based compensation	1,797,815	392,990
Change in fair value of derivative liability	(549,656)	-
Gain on sale of land	-	(17,321)
Changes in operating assets and liabilities:
Restricted cash	(446,517)	(363,312)
Other receivables and prepaid expenses	(854,161)	(642,585)
Deferred costs	1,084,018	(2,666,258)
Other assets	(21,035)	45,045
Accounts Payable	720,997	(1,131,063)
Amounts payable to Business Associates	93,736	257,388
Customer Rebates	630,815	554,165
Other payables and accrued liabilities	871,663	576,067
Amounts due to related parties	(179,242)	(381,893)
Deferred subscription fee revenue	(2,722,813)	6,469,261
Deferred advertising revenue	529,321	(982,618)

NET CASH FLOWS FROM CONTINUING OPERATIONS	(5,918,165)	(2,466,503)

Income (loss) from discontinued operations	31,879	385,532
Net change in assets and liabilities of discontinued operations	(32,199)	(440,072)
Net cash flows from discontinued operations	(320)	(54,540)
NET CASH FLOWS FROM OPERATING ACTIVITIES	(5,918,485)	(2,521,043)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and software	(683,041)	(43,912)
Proceeds from sale of land	-	1,242,590
NET CASH FLOWS FROM INVESTING ACTIVITIES:	(683,041)	1,198,678

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscription payable	1,675,000	-
Repayment of note payable - related party	-	(1,000,000)
Repayment of note payable	-	(500,000)
Proceeds from common stock issuances	913,189	2,000,000
Proceeds from exercise of warrant	250,000	-
Proceeds from convertible loan	1,400,000	-
NET CASH FLOWS FROM FINANCING ACTIVITIES	4,238,189	500,000

Effect of exchange rate changes	118,619	1,144,027

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,244,718)	321,662
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,531,124	2,111,812
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,286,406	$2,433,474

Supplemental cash flow information:
Cash paid for interest	$-	$60,196
Cash paid for income taxes	$-	$-
Non cash investing and financing activities:
Conversion of convertible notes to common stock	$5,000,000	$-
Reclass of derivative liability of warrants to stockholders' equity	$165,919	$-
Stock issued in lieu of salaries	$227,527	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company

On June 26, 2015, the Company changed its name to Ominto, Inc. (“Ominto,” the “Company,” “we,” “our,” or “us”) from DubLi, Inc. We are a global e-commerce company that owns and operates a global online Cash Back (“Cash Back”) shopping website. Our Cash Back shopping platform powers a variety of Cash Back loyalty websites, including the DubLi.com site which we operate for our DubLi Network subsidiary, and our Partner Programs, which are co-branded and white label Cash Back shopping and loyalty websites for third parties (“Partner Programs”). We market VIP membership subscriptions directly to consumers and through Partner Programs and our network marketing subsidiary. The Company is incorporated in the State of Nevada and our principal executive offices are located in Boca Raton, Florida. The Company’s wholly owned operating subsidiaries are:

●	Dublicom Limited (“DUBLICOM”), a Cyprus limited company, which operates the DubLi.com Cash Back shopping website, and previously operated online auctions that were discontinued as of March 28, 2013;

●	DubLi Network Limited (“DubLi Network”), a British Virgin Islands limited company, which operates our global network of Business Associates;

●	DubLi Properties, LLC, a Delaware limited liability company, which holds certain rights to real estate in the Cayman Islands;

●	DubLi India Private Limited, a Haryana, India company, which operates DubLi Network’s global network of Business Associates in India; and

●	Ominto India, a New Dehli, India company, which operates Ominto’s Cash Back shopping websites in India.

Our e-commerce Cash Back transactions throughout the world are conducted primarily through DubLi.com’s shopping websites. In May 2016, we replaced our previous 13 DubLi.com country malls with our new Ominto.com platform which also offers Cash Back shopping through one global website available in eight languages. We have a large network of independent Business Associates (“BAs”) that sell our VIP membership for our e-commerce Cash Back website. Ominto and our DubLi Network subsidiary currently serve customers in more than 100 countries in local language and currency. Our global Cash Back website offers links to thousands of third party global, online merchants and travel booking sites as well as coupons, discounts and vouchers.

Mr. Michael Hansen, CEO and a director of the Company, has a direct ownership of approximately 2.8 million shares of our common stock, par value $0.001 per share (the “Common Stock”) and 185,000 shares of our super voting preferred stock, par value $0.01 per share (the “Super Voting Preferred Stock”) as of June 30, 2016. Each share of our Super Voting Preferred votes as 40 shares of common stock. As a result, Mr. Hansen had the power to cast approximately 56% of the votes that could be cast by our stockholders as of June 30, 2016. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution or merger of the Company, sale of all of the Company’s assets or changing the size and composition of the board of directors.

Reverse Stock Split

On August 15, 2015, our board and a stockholder holding a majority of the stockholder votes approved a reverse stock split of Common Stock at a ratio of 1-for-20 to 1-for-100 with the board of directors having discretion to set the ratio. On November 1, 2015, the board of directors approved a reverse stock split of our common stock at a ratio of 1-for-50 (the “Reverse Split”). We effectuated the Reverse Split on November 4, 2015, and our shares of common stock began trading on a post-Reverse Split basis on November 6, 2015. The par value of our Common Stock and Super Voting Preferred Stock was not adjusted as a result of the Reverse Split. All issued and outstanding Common Stock, options for Common Stock, restricted stock awards, warrants, and convertible debt, and per share amounts have been retroactively adjusted to reflect this Reverse Split for all periods presented. The voting and conversion rights of the Super Voting Preferred have been retroactively adjusted to reflect the Reverse Split for all periods presented.

Liquidity

We have incurred substantial losses from inception through June 30, 2016. We experienced negative net cash flows from our operating activities of approximately $5.9 million and $2.5 million for the nine (9) months ended June 30, 2016 and 2015, respectively. We will require additional financing to meet our working capital and capital expenditures requirements. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute our business plan and fund operations, which could have a material, adverse effect on our business, financial condition and results of operations.

Our financial statements for the fiscal year ended September 30, 2015 were prepared assuming that we will continue as a going concern. We have incurred losses since our inception. We do not have sufficient cash to fund normal operations for the next twelve months without deferring payment on certain current liabilities and raising additional funds. For the nine (9) months ended June 30, 2016 we incurred a loss from continuing operations of approximately $6.9 million and we had negative cash flows from continuing operations of $5.9 million. We had an accumulated deficit for the period from our inception through June 30, 2016 of approximately $56.3 million. As a result, we had a working capital deficit of approximately $10.3 million as of June 30, 2016. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent on our ability to raise capital to fund our future operations and working capital requirements and our ability to profitably execute our business plan. Our plans for the long-term return to and continuation as a going concern include financing our future operations through sale of our common stock and/or debt and the eventual profitable operation of our business. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

We continue to update our product offerings, which places additional demands on future cash flows and may decrease liquidity. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our future products, revenues generated from our operations, the impact of competitive product offerings, and whether we are successful in acquiring additional customers on a large scale basis through Partner Program clients. We also intend to increase our efforts to attract BAs which we expect will improve sales of our e-commerce product. These efforts will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenues from operations, adequately dealing with competitive pressures, acquiring complementary products, technologies, or businesses, or increasing our marketing efforts.

Because of constraints on our sources of capital and our liquidity needs, we have continued to borrow from Michael Hansen, the Company’s founder, a director, and the Company’s current Chief Executive Officer, to fund our operations. As of June 30, 2016, we owe Mr. Hansen a total of approximately $246,000 in advances to us.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU-2015-03”). ASU 2015-03 requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is allowed for financial statements that have not been previously issued. Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted). The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax consequences and classifications. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for us on September 1, 2017 and we are currently evaluating the impact that the standard will have on our consolidated financial statements.

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

Allowance for Doubtful Accounts

Receivables are uncollateralized obligations due under normal trade terms, typically requiring payment within 30 days from invoice date. Receivables are stated at the contractual amount billed, net of an allowance for doubtful accounts, if any. Accounts dated over 90 days old are considered past due. We estimate the allowance based on an analysis of specific accounts, taking into consideration the age of past due accounts and an assessment of the debtors’ ability to pay and payment history. Interest income is not recognized on past due accounts.

Property and Equipment

Property and equipment are recorded at cost. Computers and equipment, computer software, furniture and fixtures are depreciated over their estimated useful life of five (5) years. Leasehold improvements included in furniture and fixtures are amortized on a straight-line basis over the term of the lease. Land is not amortized. The cost of maintenance and repairs of equipment is charged to expense when incurred. When we sell, dispose or retire property and equipment, the related gains or losses are included in operating results.

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

Fair Value of Financial Instruments

We adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), for measurement and disclosures about the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value using a three level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.

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

Revenue Recognition

We recognize revenues in accordance with ASC 605, Revenue Recognition, which requires that four basic criteria be met before revenues can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and, (iv) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and cash back to customers, estimated returns and allowances, and other adjustments are recorded in the same period the related revenues are recorded. We defer any revenues that are subject to refund, and for which the product has not been delivered or the service has not been rendered.

DubLi Network, a wholly owned subsidiary of the Company, has a global network marketing organization with Business Associate (“BA”) representatives in many countries throughout the world. BAs are responsible for referring new customers and selling the VIP memberships to DubLi Network’s primary product, DubLi.com. Many of these same customers also become BAs themselves. BAs earn commissions on the sales of the products of the customers they have referred directly, and on sales “downline” made by BAs that they also bring into the DubLi Network. DubLi Network also offers various packages to purchase VIP memberships that BAs can use to refer customers and a Partner Program whereby BAs can refer to organizations and corporations who offer the Cash Back shopping website to their own consumer base. Our revenue recognition policies for each of our products and services are as follows:

E-commerce and memberships

●

Business license fees – Business Associates pay an initial business license fee and Partner Program participants (excluding not-for-profit organizations) pay a setup fee for the marketing and training services provided by us which enables them to begin their sales of DubLi.com’s products and services. The business license fee or partner setup fee is recognized as revenue ratably over twelve (12) months based upon the historical average of the BA’s useful life.

Effective March 2014, our BAs were no longer required to pay a monthly fee to maintain their membership status; these monthly fees were recorded as revenue in the respective period for which they were paid. Partner Program participants continue to pay a monthly maintenance fee which is recorded as revenue in the respective period for which it was paid.

●

Membership subscription fees - (i) Effective April 2014, our BAs may purchase our membership subscription products for resale in the form of a qualifying VIP membership or VIP membership packages for BAs or membership packages for DubLi.com’s customers as described under item (ii) below. These membership subscription products have a shelf life of twelve (12) months. Revenue is recognized ratably over a twelve (12) month period when any membership subscription product is activated or immediately upon expiry; (ii) DubLi.com customers who purchase VIP membership package pay an annual subscription fee. The annual subscription fee is recognized ratably over the subscription period.

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

●	Commission income – We receive varying percentages in commission income earned from merchants participating on our online shopping platform. These commissions are calculated based upon the agreed rates with the participating merchants on all customer’s transactions processed through our online shopping platform and are recognized on an accrual basis based upon data obtained from the merchant. A percentage of the commission income is payable, in the form of Cash Back, to the customer for all purchase transactions. This Cash Back amount due the customer is accrued as a deduction from commission income at the time the commission income is recognized. Commission income owed to the company from merchants is included in other receivables and prepaid expenses.

●	Advertising and marketing - Revenues for the respective advertising and marketing programs are recognized at a fixed rate per customer allocated to BAs in accordance with the terms and obligations under the programs or upon expiration based upon the following criteria - (i) when the BA became inactive for twelve (12) months and redemption was deemed remote, (ii) when the BAs accepted an exchange under any replacement program, or (iii) when waivers and releases were obtained from the BA.

●	Other Revenue – Revenues for the monthly service fees charges to the BA’s for managing the accounts of BA’s that have not maintained minimum activity requirements. Revenue is recognized monthly as the service is performed.

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

Cost of Revenues

Cost of revenues are principally commissions based upon each BA’s volume of sales, any “downline” sales by other BAs under the referring BA, and purchase transactions through our online shopping platform made by customers under the referring BA. Commissions due to BAs at the time of such transaction are recorded as deferred costs until the corresponding revenues are recognized. Special incentive bonuses are recognized when the BAs meets the sales target goals or specific criteria, and are recorded as deferred costs which are then expensed ratably as the corresponding revenues are recognized.

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

Earnings (Loss) per Share

We compute basic earnings (loss) per share by dividing the income (loss) attributable to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. The potential impact of all common stock equivalents was excluded from the number of shares outstanding used for purposes of computing net loss per share as the impact of such equivalents was anti-dilutive due to the loss from continuing operations. Potential dilutive securities, which consisted of outstanding stock options and other compensation arrangements not included in dilutive weighted average shares for the three (3) months ended June 30, 2016 and 2015 were approximately 1.8 million and 2,340 (117,000 shares adjusted for 1:50 reverse stock split), respectively, and for the nine (9) months ended June 30, 2016 and 2015, were approximately 1.8 million and 260 (13,000 shares adjusted for 1:50 reverse stock split), respectively.

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

Segment Policy

We derive our revenues from the (i) E-Commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and (ii) Auctions segment (reported as discontinued operations) as described in Note 13 - Segment Information.

3. Restricted Cash

Restricted cash represents charge back reserves held by the Company’s credit card processor. Amounts of restricted cash held, by type of currency were as follows:

	As of
	June 30,	September 30,
	2016	2015
Euro	$128,842	$1,302,172
Australian Dollar	6,824	123,360
Indian Rupees	171,135	-
United States Dollar	1,574,415	9,167
Total	$1,881,216	$1,434,699

4. Deferred Costs

Deferred costs represent paid or accrued commission costs which are directly related to: (i) unearned subscription fees which are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled. Deferred costs expensed are included in cost of revenues.

5. Property and Equipment

Property and equipment comprised the following:

	As of
	June 30,	September 30,
	2016	2015
Land:
Held for sales incentives	$3,562,500	$3,562,500
Less: Valuation allowance	(2,687,752)	(2,687,752)
	874,748	874,748

Computers and equipment	382,130	340,781
Computer software	-	-
Software development	1,193,386	551,694
Furniture and fixtures	147,146	111,478
	1,722,662	1,003,953

Accumulated depreciation	(475,642)	(328,311)
	1,247,020	675,642

Total	$2,121,768	$1,550,390

Land Held for Sales Incentives

We acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of June 30, 2016, the land value of approximately $0.9 million consisted of the contract price and land filled cost of approximately $3.6 million less a valuation allowance of approximately $2.7 million that was based on our evaluation of the estimated fair value.

Depreciation

Depreciation expense was $115,854 and $156,297 for the nine months’ period ended June 30, 2016 and 2015, respectively, and $80,741 and $51,721 for the three (3) months periods ended June 30, 2016 and 2015, respectively.

6. Note Payable and Warrants

On September 15, 2015, we entered into a convertible note payable agreement with two unrelated parties of the Company for a total of $5.0 million to be used for general working capital. The convertible note agreement contained a mandatory conversion provision whereby the notes mandatorily convert to shares of the Company’s Common Stock five days after the Company files either an amendment to its articles of incorporation with the State of Nevada increasing its authorized shares and/or an amendment with the State of Nevada authorizing a reverse split of the Company’s issued and outstanding Common Stock. We filed both amendments on November 1, 2015 and the notes converted to 800,000 shares of Common Stock on November 7, 2015. We also issued the stock purchase warrant for 300,000 shares of Common Stock to the holders on the same date.

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

Interest expenses related to these notes, including amortization of the warrant discount, totaled $298,828 and $79,820 for the nine (9) months ended June 30, 2016 and 2015, respectively.

7. Derivative Liability

The Company analyzed the provision of the convertible note entered into on September 15, 2015, that provided a detachable warrant for 300,000 shares of Common Stock. We accounted for these warrants as a liability in the financial statements because the Company did not have enough authorized shares to satisfy the potential exercise of the common stock warrants.

The warrants were recorded at fair value using the Black-Scholes option pricing model. The fair value was re-measured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense) in the accompanying statements of operations.

The fair value of the derivative liability as of September 30, 2015, which was the end of our fiscal year, was $715,575. On November 7, 2015, in connection with completion of the Reverse Split and increase in authorized shares, the notes converted to 800,000 shares of Common Stock. We completed the final re-measurement of the warrant liability which totaled $165,919 on the conversion date and recognized a gain on the change in the fair value of the derivative liability of $549,656. As a result of the increase in authorized shares, we reclassified the warrant liability to stockholders’ equity as the warrants met the definition of an equity instrument.

The fair value derivative liability of the warrants was determined using the Black-Scholes option pricing model using the following assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on weighted average of the historical volatility of the Company’s Common Stock and selected peer group comparable volatilities and other factors estimated over the expected term of the options. The expected term of stock options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term.

8. Amounts Due to Related Party

Amounts due to a related party are comprised of the following:

	As of
	June 30, 2016	September 30, 2015
Amounts due for advances by Mr. Hansen	$246,000	$397,480
Amounts due for services rendered	-	27,762

	$246,000	$425,242

As of June 30, 2016, we owe Mr. Hansen $246,000 of advances he extended to the Company.

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

During the nine (9) months ended June 30, 2016 and 2015 income from discontinued operations amounted to $31,879 and $385,532, respectively. All the costs associated with the credits have been fully expensed as of the effective date of the termination.

Included in liabilities of discontinued operations at June 30, 2016 and September 30, 2015 are unused credits of approximately $0.03 and $0.06 million, respectively.

10. Income Taxes

We conduct business globally and operate in a number of foreign jurisdictions in addition to the United States. For the nine (9) months ended June 30, 2016 and 2015, our reported income tax rate was lower than the US federal statutory rate primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net income or losses for the periods, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

11. Common Stock

As of June 30, 2016, a total of approximately 295,239 shares were committed for issuance and reflected as issued on the books of the Company, but stock certificates were not issued due to certain administrative and documentation requirements. The shares of Common Stock were in respect of the following: (a) 110,531 shares of stock for services; and (b) 184,708 shares of vested restricted stock awards to management and other personnel. Certificates for these shares committed for issuance are expected to be issued during the fourth quarter of 2016.

During the quarter ended June 30, 2016, the Company received $1.67 million from certain investors in advance of Common Stock to be issued. As of June 30, 2016, the Company had not finalized the terms of the stock subscription agreements; therefore, any proceeds received in advance has been classified as a deposit for subscriptions (liability) on the accompanying consolidated balance sheet. The Company expects to convert this amount into Common Stock during calendar year 2016. There was no interest or repayment terms designated as a result of the expected short term nature of this liability.

12. Stock-Based Compensation

We use the straight-line attribution method to allocate the fair value of share-based compensation expense over the requisite service period of the related award. The value of restricted or unrestricted shares is determined using the fair value method, which is based on the number of shares granted and the quoted price of our Common Stock on the grant date. The value of options is determined using the Black-Scholes option pricing model with estimates of option lives, stock price volatility and interest rates, then expensed over the periods of service. Changes in the estimated inputs or using other option valuation methods could result in materially different option values and share-based compensation expense. During the three months ended June 30, 2016, the Company granted 256,533 shares at $3.42 (fair value) per share to three consultants in exchange for services.

Restricted Stock Units

As of June 30, 2016, there were 184,520 unvested restricted stock units outstanding with a weighted-average grant date value of $6.00. The restricted stock units vest over the next 1.4 years.

Options Activity and Positions

Stock-based compensation expense for the three (3) months ended June 30, 2016 and 2015 was $1,103,327 and $355,748, respectively, and for the nine (9) months ended June 30, 2016 and 2015 was $1,797,815 and $392,990, respectively. Unamortized stock option compensation expense at June 30, 2016 was approximately $0.64 million and is expected to be recognized over a period of 1.8 years.

13. Segment Information

We divide our product and service lines into two segments: (i) E-Commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and (ii) Auctions segment (reported as discontinued operations).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
E-Commerce and memberships
Revenues	$3,989,720	$4,774,796	$13,418,612	$13,351,483
Costs of revenues	1,734,565	3,102,014	8,641,418	8,738,903
Gross margin from continuing operations	$2,255,155	$1,672,782	$4,777,194	$4,612,580

Discontinued operations
Revenue	$-	$136,641	$31,879	$385,532
Cost of revenues	30	-	30	-
Income from discontinued operations, net of taxes	$(30)	$136,641	$31,849	$385,532

The total revenues recorded in our four (4) geographic regions are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
European Union	$594,531	$817,428	$2,004,334	$2,317,928
North America	2,065,054	2,919,041	6,961,890	8,491,876
Australia	121,289	202,785	408,900	598,903
Global	1,208,846	972,183	4,075,367	2,328,308
Total	$3,989,720	$4,911,437	$13,450,491	$13,737,015

Revenue represented from:
Continuing operations	$3,989,720	$4,774,796	$13,418,612	$13,351,483
Discontinued operations	-	136,641	31,879	385,532
Total	$3,989,720	$4,911,437	$13,450,491	$13,737,015

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

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our condensed consolidated results of operations for the three (3) and nine (9) months ended June 30, 2016 compared to the three (3) and nine (9) months ended June 30, 2015; and (ii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included in this Report.

Overview

Ominto, Inc. is a global e-commerce company that owns and operates a global online Cash Back shopping website. The Ominto.com shopping platform powers a variety of Cash Back and loyalty websites for third parties, including our DubLi.com site which is operated for our DubLi Network subsidiary, and both white-label and co-branded Partner Programs. DubLi.com and its related Ominto.com technology platform, currently serve customers in more than 100 countries in local language and currency. The Cash Back website offers thousands of third party global, online merchants and travel booking sites as well as coupons, discounts and vouchers. The Company receives a commission from our affiliated merchants each time customers make purchases and a portion of those commissions are passed back to customers in the form of Cash Back. Cash Back amounts are usually expressed as a percentage of what is purchased and are clearly stated throughout the website. We build our merchant network by contracting with third parties, called Affiliate Networks, who have relationships with thousands of global, online merchants and travel booking sites. Depending on the geographical market, Ominto’s websites feature the world’s most popular brands including Walmart®, Nike®, Hotels.com®, Groupon™ and Expedia®. At Ominto owned and operated websites, consumers can shop at the same online stores they normally frequent and earn Cash Back with each purchase. We offer a free membership and a paid VIP membership that allow shoppers to earn varying amounts of Cash Back from the purchases they make through the Ominto platform. We have a large international network of independent Business Associates (“BAs”) that use and sell our paid VIP membership.

Ominto also offers co-branded and white label Cash Back shopping and loyalty websites for third parties that we call Partner Programs. These co-branded websites allow our Partner Program clients to offer their own customers the opportunity to shop and earn Cash Back. We share our merchant commissions with our Partner Program clients and pay them commissions on any VIP membership purchases they refer.

During the three (3) and nine (9) months ended June 30, 2016 and 2015, our revenues from continuing operations were generated primarily from (a) business license fees paid by BAs and Partner Program participants; (b) membership subscription fees; (c) commission income from participating online merchants affiliated with our online shopping platform arising from the purchase transactions our shoppers generated; and (d) advertising and marketing programs. Our revenues from discontinued operations during the three (3) and nine (9) months ended June 30, 2016 and 2015 were recognized from credits breakage associated with inactive BAs.

The components of revenues for the three (3) and nine (9) months ended June 30, 2016 are summarized as follows:

	June 30, 2016
	Three months ended	Nine months ended
E-Commerce and Memberships
Business license fees	$593,977	$1,997,736
Membership subscription fees and commission income	3,267,454	10,989,397
Advertising and marketing programs	8,576	28,846
Other	119,713	402,633
	3,989,720	13,418,612
Discontinued operations	-	31,879
Total revenue	$3,989,720	$13,450,491

Business license fees are paid by our BAs and our Partner Program participants. The fees from BAs enable them to sell our products. Fees paid by our partners allow them to receive either a white label solution or a co-branded program that their customers or donors can use to make Cash Back purchases through our online shopping platform. Our partners earn commissions derived from membership subscription fees from the shoppers they refer as well as a portion of the commission income received through our Affiliate Network partners. Generally, our for-profit Partner Program participants pay a monthly maintenance fee to continue their Partner Program.

We offer a free membership and a paid VIP membership to shoppers that enable them to earn Cash Back from all the purchases that they make through our online shopping platform. The VIP membership allows our customers to earn a higher percentage of Cash Back on their purchases. We charge an annual subscription fee for the VIP membership. Our BAs are required to purchase membership subscription products in the form of membership packages for DubLi.com’s customers and qualifying vouchers or membership packages for other BAs in their personal network.

Commission income is the amounts we receive from Affiliate Networks for purchases made from merchants on our shopping platform. We share this commission income with our customers in the form of Cash Back.

Our network marketing organization of BAs is represented in approximately 100 countries throughout the world. Our BAs market our VIP membership for our Cash Back website to their customers, many of whom become BAs themselves. BAs earn commissions both on the paid VIP membership subscription that they sell directly, as well as on “downline” sales of VIP memberships made by BAs that they refer into the marketing network. BAs also earn commissions on purchases made on our shopping platform by shoppers they have referred, or that have been referred by their downline BAs.

Trends in Our Business

We continue to focus our resources on potentially more profitable programs related to our e-commerce shopping platform. We believe that shopping transactions continue to shift from traditional brick-and-mortar to online retailers as the digital economy evolves. This shift has enabled us to provide a continued growth in revenue. However, our revenue growth rate to date may not be sustainable due to factors, including increasing competition, and increasing maturity of the online shopping platform market. We plan to continue to invest in our shopping platform and increase our customer base through Partner Programs and our growing global network of BAs, but cannot provide any assurance that such investments will result in increased revenues or net income.

In order to increase the sale of our Cash Back products, we are working to add dedicated white-label Cash Back shopping portals through Partner Programs that include both for-profit and non-profit organizations, which we believe will increase the number of shoppers purchasing VIP memberships through our shopping platform.

Traditional retail seasonality has affected our results of operations, and is likely to continue to do so. Online shopping generally slows during the summer months, and shopping (whether traditional brick-and- mortar or e-commerce) typically increases significantly during the holiday season in the fourth quarter of each calendar year. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results.

Increasing our revenues involves investment in our information technology infrastructure and human resources. We expect our Partner Program and expanding our merchant base further in local markets and into new markets and countries to be an important component in our business strategy. We expect that the gross cost of revenues will increase and may also increase as a percentage of revenues in future periods, primarily due to forecasted increases in costs, including customer acquisition costs, data center costs, credit card and other transaction fees, and content acquisition costs.

As we expand our shopping platform and register new BAs and Partner Programs in additional international markets, we continue to increase our exposure to fluctuations in foreign currency to US dollar exchange rates.

Effective June 1, 2016, the board of directors appointed Michael Hansen to serve as Chief Executive Officer (“CEO”) and President of the Company until his successor is duly elected, qualified and seated or until his earlier resignation or removal. Mr. Hansen is a Founder of the Company and has served as a director of the Company since 2010. Since September 15, 2015, Mr. Hansen has served as Executive Vice President, Business Development of the Company. From May 2015 to September 2015, Mr. Hansen was the Company’s chief strategist and concept developer. Mr. Hansen served as President and Chief Executive Officer of the Company's predecessor entity beginning in 2003 and served as President and Chief Executive Officer of the Company from October 2009 until May 2015.

Mr. Hansen replaces Mitch Hill, who has been serving as the Company’s Interim CEO since January 26, 2016. Mr. Hill will continue as a Board member.

Effective June 13, 2016, the board of directors appointed Raoul Quijada to serve as an interim Chief Financial Officer (“CFO”) of the Company. Mr. Quijada is an employee of Resources Global Professionals, where he has served as a consultant since the beginning of 2016, and will join the Company on a contractual basis for up to twelve months from the effective date of his appointment. Mr. Quijada comes to the Company with over 20-year experience bringing with him a significant record of leadership in several Fortune 500 Companies.

As part of the plan to relocate its worldwide headquarters from Seattle, WA to Boca Raton FL, Ominto agreed to expand the premises; and extend the term of its lease. The premises which currently are deemed to contain Two Thousand Six Hundred Thirty (2,630) rentable square feet (the “Premises”) shall be increased by Two Thousand Nine Hundred Thirty Seven (2,937) rentable square feet known as suite 308 so that following said increase, the Premises shall be deemed to contain Five Thousand Five Hundred Sixty Seven (5,567) rentable square feet. Beginning October 15, 2015 the Base Rental to be paid by Tenant for the Premises shall remain as set forth in the original Lease currently payable in the amount of Eighteen and 50/100 Dollars ($18.50) per rentable square foot per annum.

Results of Operations

THREE (3) MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE (3) MONTHS ENDED JUNE 30, 2015

Consolidated Results

Net loss for the three (3) months ended June 30, 2016 and 2015 was approximately $1.9 million and $1.2 million, respectively. Loss from operations increased $0.7 million. Further discussions on the results from continuing operations and discontinued operations are provided in the following paragraphs.

Continuing Operations

Revenues were approximately $4.0 million and $4.7 million for the three (3) months ended June 30, 2016 and 2015, respectively. Selling, general and administrative (“SGA”) expenses were approximately $4.2 million and $3.0 million for the three (3) months ended June 30, 2016 and 2015, respectively. The increase was primarily due to an increase in travel costs by $0.3 million attributed to international road shows and other selling initiatives, coupled with higher payroll costs due to relocation of worldwide headquarters from Seattle, WA to Boca Raton, FL and severance obligations. In addition, we experienced significant foreign currency fluctuations during the quarter. Details of our SGA expenses are summarized as follows:

	For the three months ended June 30,
(All amounts in $ thousands)	2016	2015	Change

Advertising and marketing costs	$25	$24	$1
Depreciation	81	51	30
Outside service fees	959	867	92
Payroll costs	2,085	1,881	204
Rent and office expenses	152	207	(55)
Banking and processing fees	250	204	46
Foreign exchange	262	(381)	643
Travel expenses and others	387	136	251
Total	$4,201	$2,989	$1,212

Discontinued Operations

Income (loss) from discontinued operations was approximately ($30) for three (3) months ended June 30, 2016, compared to approximately $0.14 million for the three (3) months ended June 30, 2015. The decrease was due to more inactive BAs that met the criteria of recognition of revenue for breakage.

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

During the three (3) months ended June 30, 2016 we recognized a gain on translation of approximately $0.5 million as compared to $0.5 million loss for the three (3) months ended June 30, 2015.

NINE (9) MONTHS ENDED JUNE 30, 2016 COMPARED TO NINE (9) MONTHS ENDED JUNE 30, 2015

Consolidated Results

Net loss from continuing operations for the nine (9) months ended June 30, 2016 was approximately $7.0 million and net loss for the nine (9) months ended June 30, 2015 was approximately $4.3 million. The increase in net loss was primarily due to higher selling, general, and administrative expenses of approximately $2.8 million due to higher payroll and relocation related costs. Further discussions on the results from continuing operations and discontinued operations are provided in the following paragraphs.

Continuing Operations

Revenues were approximately $13.4 million for the nine (9) months ended June 30, 2016.

Gross margin was approximately $4.8 million and $4.6 million for the nine (9) months ended June 30, 2016 and 2015, respectively.

SGA expenses were approximately $12.0 million and $9.3 million for the nine (9) months ended June 30, 2016 and 2015, respectively. The increase was primarily due to: (i) approximately $2.0 million in payroll and severance costs, mainly for executive level employees, (ii) an increase in travel expenses of $0.9 million, and (iii) a $0.6 million increase in foreign exchange impacts from the significant fluctuation of the Euro versus the US Dollar during 2016. These increases were offset by (iii) $0.2 million reduction in outside service fees; (iv) $0.5 million reduction in banking and processing fees as a result of fewer transactions processed for the first part of fiscal year 2016 compared to the same period a year ago. Beginning in January 2016, we have implemented a series of changes to streamline our organization and reduce monthly operating expenses. Our efforts focused on reducing staffing costs, transferring certain functions to lower cost locations, consolidating our operations to fewer locations, and reducing our efforts on activities not related to our core operations. Details of our SGA expenses are summarized as follows:

	For the nine months ended June 30,
(All amounts in $ thousands)	2016	2015	Change

Advertising and marketing costs	$71	$41	$30
Depreciation	115	156	(41)
Outside service fees	2,522	2,769	(247)
Payroll costs	6,400	4,408	1,992
Rent and office expenses	458	490	(32)
Banking and processing fees	687	1,161	(474)
Foreign exchange	279	(368)	647
Travel expenses and others	1,485	608	877
Total	$12,017	$9,265	$2,752

Discontinued Operations

Income from discontinued operations was approximately $0.03 million and $0.4 million for the nine (9) months ended June 30, 2016 and 2015, respectively. The decrease was primarily due to lower revenues recognized for credits breakage associated with inactive Business Associates.

Foreign Currency Translation Adjustment

Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. The US dollar average rate strengthened against the Euro during the nine (9) months ended June 30, 2016 as compared to the nine (9) months ended June 30, 2015 which resulted in these exchange rate fluctuations decreasing the consolidated net revenues, operating expenses, loss from continuing operations and income from discontinued operations, net of income taxes. At the beginning of fiscal year 2016, the Company had a deficit in net equity of approximately $3.2 million recorded in our foreign subsidiaries which used the Euro as its functional currency. As a result of the average translation rate of the Euro to US dollars the beginning of fiscal year 2016 being stronger than the closing rate as of June 30, 2016 used for translation of the assets and liabilities, the foreign currency translation adjustment for the nine (9) months ended June 30, 2016 represented a gain of approximately $0.4 million.

Liquidity and Capital Resources

Liquidity

We have incurred substantial losses through June 30, 2016. We experienced negative net cash flows from our operating activities of approximately $5.9 million and $2.5 million for the nine (9) months ended June 30, 2016 and 2015, respectively. We will require additional financing to meet our working capital and capital expenditures requirements. We can provide no assurance that such additional financing will be available in an amount or on terms acceptable to us. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon our business plan and fund operations, which could have a material, adverse effect on our business, financial condition and results of operations. Our financial statements for the year ended September 30, 2015 were prepared assuming that we will continue as a going concern.

We have incurred losses since our inception. We do not have sufficient cash to fund normal operations and meet debt obligations for the next twelve (12) months without deferring payment on certain current liabilities and raising additional funds. For the fiscal year ended September 30, 2015 we incurred a loss from continuing operations of $12.2 million and had negative cash flows from continuing operations of $5.2 million. We had an accumulated deficit for the period from our inception through June 30, 2016 of approximately $56.3 million. As a result, we had a working capital deficit of approximately $10.3 million as of June 30, 2016. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s ability to continue as a going concern is dependent on our ability to raise capital to fund our future operations and working capital requirements and our ability to profitably execute our business plan. Our plans for the long-term return to and continuation as a going concern include financing our future operations through sales of our common stock and/or debt and the eventual profitable operation of our business. We expect that we will need approximately $5 million to fund operations during the next twelve (12) months. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis were not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

We continue to update our product offerings, which places additional demands on future cash flows and may decrease liquidity. Our future liquidity and capital requirements will depend on numerous factors including market acceptance of our future products, revenues generated from our operations, the impact of competitive product offerings, and whether we are successful in acquiring additional customers on a large scale basis through partners. We also intend to increase our efforts to attract BAs which we expect will improve sales of memberships on our e-commerce website and Partner Programs. These efforts will place additional demands on our cash flows and liquidity. We cannot offer any assurance that we will be successful in generating revenues from operations, adequately dealing with competitive pressures, acquiring complementary products, technologies, or businesses, or increase our marketing efforts.

Because of constraints on our sources of capital and our liquidity needs, we have continued to borrow from Michael Hansen, the Company’s founder, a director, and the Company’s current CEO, to fund our operations. As of June 30, 2016, we owed Mr. Hansen a total of approximately $0.2 million in advances to us.

On January 15, 2016, we sold 26,533 shares of Common Stock at $8.00 per share for total cash consideration of $0.2 million to a private investor.

On February 19, 2016 and February 22, 2016, we sold a total of 43,335 shares of common stock at a weighted average sale price of $3.46 per share for total cash consideration of $0.15 million to three of our independent directors.

As of June 30, 2016, we received $1.67 million from certain investors in advance of common stock to be issued. The Company has not finalized the terms of the stock subscription agreements. The amount owed is unsecured, bears no interest and may be converted to approximately 418,750 shares of common stock at an estimated price of $4.00 per share.

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

Cash in Foreign Subsidiaries

We have significant operations outside the United States. As a result, cash generated by and used in our foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of June 30, 2016, we held approximately $1.3 million of unrestricted and approximately $1.9 million of restricted cash in foreign subsidiaries.

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

Off-Balance Sheet Arrangements

At June 30, 2016 and 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine (9) months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as previously reported in our annual report Form 10-K for the year ended September 30, 2015, filed on January 13, 2016, as amended, as a result of our principal executive officer’s and principal financial officer’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2015, we identified material weaknesses in internal control over financial reporting as of September 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses had not been remediated as of June 30, 2016.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material legal proceedings during the nine (9) months ended June 30, 2016.

ITEM 1A. RISK FACTORS

There has been no material change to the risk factors relating to our business as disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2015 filed on January 13, 2016, as amended.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

No.	Description

10.1	Office Lease Agreement by and between Company and 1515 Associates, Ltd. dated October 15, 2015.

10.2	First Amendment to the Office Lease by and between Company and 1515 Associates, Ltd. dated June 3, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Ominto, Inc.

Date: August 22, 2016	By:	/s/ Michael Hansen
Michael Hansen Chief Executive Officer

