Form 10-K
period 2016-09-30
Ominto, Inc.
filed 2016-12-29
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _______________.

Commission File Number: 0-49801

OMINTO, INC.

NEVADA	13-4067623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1515 S. Federal Highway, Suite 307

Boca Raton, Florida 33432

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 31, 2016 was $15.5 million.

As of December 15, 2016, 17,582,974 shares of the registrant’s Common Stock, par value $0.001 per share, were outstanding and 185,000 shares of the registrant’s Preferred Stock, par value $0.01 per share, were outstanding.

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

Factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, among other things:

●	risks related to our ability to continue as a going concern being in doubt;

●	our inability to generate enough customers or enough purchasing activity for our shopping websites;

●	our inability to establish and maintain a large growing base of Business Associates;

●	our failure to adapt to technological change;

●	increased competition;

●	increased operating costs;

●	changes in legislation applicable to our business;

●	our failure to improve our internal controls; and

●	our inability to generate sufficient cash flows from operations or to secure capital to enable us to maintain our current operations or support our intended growth.

All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions and expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purpose of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. Except as required by U.S. federal securities laws, we have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements.

PART I

ITEM 1. BUSINESS

Background and Corporate Information

Ominto, Inc. (the “Company,” “Ominto,” “we,” or “us”) was incorporated under the laws of the State of Nevada on June 4, 1999 as Clamshell Enterprises, Inc., which name was changed to MediaNet Group Technologies, Inc. in May 2003, then to DubLi, Inc. on September 25, 2012, and finally to Ominto, Inc. as of July 1, 2015. DubLi Network Limited was merged into the Company, as its primary business in October 2009.

Since March 2013, the Company’s business operations consist of the operation of DubLi Network and the operation of DubLi.com, a shopping platform which provides Cash Back (“Cash Back”) to customers on purchases made through the site. The Company operates under both the Ominto.com and DubLi.com websites.

The Company’s principal executive offices are located in Boca Raton, Florida. The Company’s operating subsidiaries are:

●	Dublicom Limited (“DUBLICOM”), a Cyprus limited company, which operates DubLi Network’s white-label Cash Back shopping website;

●	DubLi Network Limited (“DubLi Network”), a British Virgin Islands limited company, which operates Ominto’s global network of Business Associates (“BAs”);

●	DubLi Properties, LLC, a Delaware limited liability company, which holds certain rights to real estate in the Cayman Islands; and

●	DubLi India Private Limited, a Haryana, India company, which operates Ominto’s global network of Business Associates (“BAs”) in India.

●	BSP Rewards Inc., a Florida corporation, which operates Ominto’s Partner Program.

●	Ominto India Private Limited, a New Delhi, India company, which operates Ominto’s Cash Back shopping website in India; and

●	Ominto Limited, a limited company in Ireland, which operates Ominto’s Cash Back shopping website.

Business Overview

Our Worldwide Cash Back Shopping Sites

Ominto is a global leader in online Cash Back shopping worldwide. The Company’s shopping platform currently serves customers in more than 100 countries. Using our consumer-adaptive e-commerce sites, shoppers can browse third-party websites with different categories of products, featuring both international and local brands, travel, coupons, discounts and vouchers. The website is one global site that allows customers to select their country and language and serves customers with merchants that are available in their local country. Ominto’s websites feature some of the world’s most popular regional and international brands including Amazon.in®, Wal-Mart®, Nike®, Hotels.com®, Groupon™ and Expedia®. We receive a commission each time shoppers make a purchase on a third-party website through our shopping website. Ominto’s e-commerce platform allows consumers to shop at the same online stores they normally frequent and they earn Cash Back with each purchase through us.

Ominto’s offer of Cash Back to shoppers on online shopping and travel purchases they would regularly make has universal appeal. We encourage shoppers to return repeatedly in order to earn more Cash Back. Our shopping website is designed to be user-friendly, with intuitive design and navigation, offering a broad selection and quality of merchants as well as digital coupons. We believe Ominto was first to market in many countries including Denmark, Germany, Russia, Austria, North Africa and the United Arab Emirates with its Cash Back shopping and travel e-commerce platform. We expect to continue with our aggressive expansion in many other international markets over the next 18 months.

Our new Ominto.com shopping platform, launched in the third quarter of fiscal 2016, operates as a global site tailored to country preference depending on where in the world the shopper is logging in, as recognized by the location of the geo-IP. For example, when a customer logs in from Germany, the customer will only be offered merchants in Germany and merchants who sell to Germany and will make his or her purchases in local currency. We support several languages on our hosted portion of our shopping platform. Additionally, we will be able to personalize the shopping experience for our customers as described in more detail below.

We Personalize Our Shopping Websites: The Company’s personalized shopping platform delivers coupons, deals, and Cash Back to shoppers each time they use our platform to shop online. Ominto partners with thousands of online merchants and travel booking sites globally to deliver relevant, personalized saving opportunities to its shoppers. The new Ominto.com platform recognizes each customer’s shopping locations as determined by geo-IP and delivers a tailored shopping experience including local stores, language, currency, and relevant deals. As the shopper’s activities increase on our shopping websites over time, the level of personalization of the shopper’s experiences will also increase. By offering a shopping experience that becomes more customized and personal with increased usage, we can boost customer loyalty which is a key differentiator in the increasingly competitive landscape of the Cash Back industry. The new platform also includes a new mobile application which will allow us to offer discounts to shoppers on a real-time basis from most of the online merchants with whom we work.

We receive Cash Back from Merchants and Pass it Along to Our Shoppers: We offer Cash Back to shoppers through relationships with thousands of merchants and travel booking sites from around the world. Online retailers who join our shopping portal as participating merchants agree to pay commission income to us on goods and services purchased through our shopping platform at their online stores. The commissions are based on a set percentage of the completed customer purchase or a flat dollar amount for each transaction. We share a portion of those commissions with our shoppers in the form of Cash Back.

The amount of Cash Back a shopper receives depends upon the merchant, and is subject to change at any time by our merchants. Our platform is flexible and our merchants can offer extra discounts or Cash Back on demand. Ominto helps online retailers and brands to drive sales and acquire new customers through our platform. Ominto enters into contracts with recognized industry leading affiliate networks (“Affiliates”) who have relationships with online retailers. Online retailers are able to identify consumer traffic referred by Ominto via our Affiliate tracking links and subsequently measure the sales they realized from it. Our online retail partners pay a commission to us only after a sale is completed.

We Offer Custom Shopping Sites to our Business Clients (“Partners”): Ominto expects to generate revenue from unique online shopping websites powered by our BSP Rewards Partner Program in two ways. First, we keep a portion of the commissions paid to us by online retailers from our Partners’ customer purchases. In addition, we receive separate fees from our Partners’ custom shopping portals powered by our platform. In the third quarter of fiscal 2016, we launched a new website aimed more effectively to serving our Partners. This more powerful website more easily and efficiently offers Partners a way to monetize existing customer databases, as well as build greater loyalty with these customers.

Partners can offer their own customers Cash Back benefits on qualifying purchases while they earn commissions on sales driven by their participants. Partners can be for-profit or not-for-profit organizations and can offer the program to customers, employees, investors and donors. We pass on to our Partners a portion of the commission we earn from merchants for purchases by shoppers who have been referred by our Partners. Our co-branded sites include our Partner’s name on the site, powered by Ominto and reside on an Ominto URL. For Partners with less than 50,000 participants, we offer a co-branded site under our BSP Rewards brand.

For Partners with more than 50,000 participants in their contact database, we offer a white-label version of the Ominto.com site. Our white label shopping and travel platform gives our Partners a professional, reliable web presence that builds loyalty and allows them to monetize their current contact database. The white-label site runs completely on the Partner’s own URL with the Partner’s own branding, although it will be powered by our Ominto.com platform.

Our largest white-label website is our DubLi.com shopping site, used by DubLi Network’s Business Associates (“BAs”) to market our co-branded sites to companies and non-profit organizations with whom they have relationships under the BSP Rewards brand. Through the existing BA relationships, they have referred over 1800 corporate and non-profit Partners in 30 countries. These Partners of DubLi Network’s BAs have the ability to market our shopping site to their own customers who enter our website through the referral link of our Partners.

How We Help Our Partners Engage with their Customers on our Shopping Site: Ominto assists its Partners in engaging with their customers or constituents by providing them with sales materials such as seasonal promotional messaging, email campaigns and banner advertisements that are designed to be quick and efficient to deploy. Our Partners can use these sales materials to direct their members and constituents to their Partner Program website and receive compensation for resulting purchases made through the shopping website. The enhanced online shopping experience offered to Partners' own members closely connects us both to our Partners and to their large and engaged consumer base in what we believe is a minimally intrusive manner.

We launched our new platform, and offer an “Administration Dashboard” which allows each Partner to review metrics and track shopping activity and commissions generated from their Partner site. Since each of our Partners approaches its own customers to use our shopping sites for future purchases, and these customers already identify with the Partner’s trusted brand, we believe that shopping activity and loyalty at our website can be much higher for this group than non-referred traffic. We believe acquiring customers through a Partner is cost-effective and efficient. The program also serves to extend the Partner's brand and motivates its customers to return to its website again and again.

Consumer Shoppers Direct to our Site: While we do not aggressively market directly to shoppers, shoppers from around the world can shop directly at our website and earn Cash Back from the various consumer products and travel brands available on our site.

Why Merchants Offer Cash Back: Our merchant partners are continually seeking to build traffic on their own shopping websites. When evaluating the various forms of both online and offline advertising, they often select an affiliate marketing model which includes the Cash Back Segment. Affiliate marketing is typically performance-based marketing in which online merchants reward companies like Ominto by offering a payment for each referred customer who completes a purchase on its own shopping website. Affiliate marketing (also called performance marketing or pay-for-performance) allows e-commerce retailers to maximize their return on investment (“ROI”) by leveraging the marketing efforts of other company websites to drive traffic to their own sites on a pay-for-performance basis. We believe that commissions paid to us are smaller than traditional advertising expenditures and are cost effective for merchants in delivering ROI. The sales tracking systems used in affiliate marketing measure customer behavior more accurately than sales tracking available in connection with other forms of advertising. In addition, site visitors arising from affiliate marketing are converted to customers at a higher rate than other site visitors.

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

Currently, DubLi Network has BAs operating in almost 100 countries. We pay a commission to our BAs when the BA’s customer makes a purchase that originated on our DubLi.com shopping portal. BAs obtain their own customers with his/her marketing organization. BAs also are encouraged to build an organization of other BAs. BAs are compensated for their own direct customers and customers of BAs that are part of their organization. Each BA’s success is dependent on shoppers associated with its organization shopping at our online retailers from the DubLi.com or other co-branded BSP Rewards Partner Program sites. We believe our continued commitment to enhance our DubLi.com shopping platform will improve our BAs’ ability to attract both new shoppers and new down-line BAs.

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

Success of our Programs

We believe the factors that influence the success of our Cash Back shopping websites include the following:

●	the number of merchants participating in the affiliate marketing channel;

●	the number of unique visitors and number of total visits to our sites;

●	our customer retention rates;

●	the continued expansion of DubLi Network;

●	the success of our Business Associates and our contribution to their success;

●	our ability to competitively compensate Business Associates;

●	the development of new products and services;

●	the usability and acceptance of our new Cash Back program;

●	the development of new advertising and marketing programs; and

●	the ability of our Partners to better engage their customer databases.

Industry

Technology-enabled commerce both online and through mobile devices has grown rapidly in the last ten years as consumers have changed how and where they research products and make purchases. In 2012, global e-commerce sales topped $1 trillion for the first time. E-commerce has moved international trade towards more convenience and freedom, facilitating cooperation between different countries, and incorporating both developed and developing countries. Developing countries may currently be limited in their information technology (“IT”) infrastructure, but in the long term we believe they will develop much-improved IT capabilities, closing the gap with more developed countries. Countries like China and India offer a well-developed technology infrastructure for e-commerce transactions, particularly using mobile devices.

Despite the worldwide prevalence of e-commerce, the Cash Back e-commerce model is not well understood by consumers and has yet to be embraced, especially in developing markets. Ominto’s success is dependent on its ability to educate consumers and change potential customers’ behavior by causing the customer to first visit an Ominto website and then be directed to a merchant’s e-commerce site to shop rather than navigating directly to the merchant’s own website. Our new Ominto.com platform launched during the third quarter of fiscal 2016 helps reduce the friction of this behavior change. The Company plans other technology launches in the near future to broaden its offering.

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

Ominto.com Competition

Our competition for consumer traffic includes other Cash Back and loyalty websites, digital coupon websites and mobile applications, all retail e-commerce sites, search engines, social networks and price-comparison shopping sites. We believe that our primary competitors include:

●	Ebates®, Mr. Rebates®, and Shopathome™;

●	Cartera Commerce, which offers its program through banks, airlines and credit card companies in the US and around the world; and

●	To a lesser extent, digital coupon websites like RetailMeNot.com and Groupon.com that we believe attract consumers unfamiliar with Cash Back offerings.

On an international level, we compete against both traditional and online direct-selling companies for market share. Some of our international competitors include:

●	TopCashback, Qidco and Pouring Pounds (UK);

●	Encashit, Baggout, Cashkaro and Pennyful (India);

●	ShopBack (Singapore)

DubLi Network Competition

DubLi Network faces competition from an array of domestic and international direct selling and network marketing companies. We believe we benefit from a dual-purpose business model in which we offer Cash Back to shoppers as well as provide a compelling earnings opportunity for Business Associates. However, we often compete on a regional or national basis with competitors that have greater financial resources than we do. The degree of competition in this segment of the industry varies widely from country to country. Some of our competitors in the Cash Back niche include Cashback Kaboom, Market America’s Shop.com and Lyoness®.

We also compete to attract and retain BAs with network marketing companies engaged in other businesses. Our competitors promise competitive earning opportunities to stand-out performers.

What Makes Us Different

We believe our competitive strengths are:

●	Our Technology. Ominto’s innovative shopping platform has capabilities and features that differentiate our shopping portals from our competitors. Not only will our platform tailor the shopper’s experience based on his or her geographic location, but we will customize the shopper’s experience on Ominto portals based on the shopper’s ongoing behaviors on the site. This customized shopping experience is refined further based upon each shopper’s activity on the portal. We believe that offering the best online shopping experience for e-consumers will earn customer loyalty. In the highly competitive Cash Back shopping industry, Cash Back amounts do not vary widely among our competitors. Therefore, differentiating ourselves from our competitors is crucial for long term success and we believe that personalization is one of the best means to that end.

●	Our e-commerce platform will be able to continually increase the personalization of the site visits for each user without asking the shopper to input personal information or fill out a questionnaire. This capability provides our merchants a pleasant way to upsell and cross-sell their entire inventory while presenting options to the shopper that are relevant to that shopper’s preferences and tastes. This may include features such as personalization of the website content specifically for shoppers as well as automatic generation and delivery of customized email and direct message advertisements that are relevant to that particular shopper. Ominto will be able to deploy this technology across desktop computers and mobile devices. We believe that we are one of the few Cash Back sites to employ this level of sophisticated personalization. DubLi.com is powered by the new Ominto.com platform and will also enjoy the advantages of the enhanced platform and features.

●	Exceptional Customer Service. The personalized customer service offered by our Business Associates and our dedicated Ominto customer success team results in improved customer satisfaction.

●	Variety and Quality of Merchants. We are proud of the variety and quality of our merchants that include some of the most recognized brands in each geographic market. Our global acquisition team is tasked to continually seek out new merchants and maintain positive communication with our existing merchants.

●	Web Design. We anticipate that Ominto.com’s attractive and intuitive web design will enhance the experience of our consumers on our platform.

●	Ominto Partner Programs/BSP Rewards. Ominto’s white label and co-branded sites are unique offerings providing Partners with a professional web presence for their own customers through access to a Cash Back shopping and travel portal. The program is a value-added feature that supplements the Partner's core business with both its customers and with its employees, investors and donors.

●	Geographic Flexibility. Ominto identifies its shoppers by geo-IP which provides customers with country specific merchant options from the moment they first log in. The Ominto platform recognizes each customer’s preferred shopping locations and delivers a tailored shopping experience including preferred stores, language, currency and deals.

In addition, our DubLi Network adds the following strengths:

●	Personal direct sales – Direct selling is a very effective form of advertising. DubLi Network Business Associates sell one-on-one to potential customers of DubLi.com with the ability to answer questions and address customer challenges in real time. Other forms of traditional advertising lack this level of personal contact.

●	Cost effective entry into new markets - We are working to establish an active DubLi Network sales force in countries Ominto is targeting for its growth. Beginning our marketing with a DubLi Network sales force allows us to cost effectively and efficiently enter a country without the expense of establishing a physical location. We benefit from the existence of an established sales force on the ground offering our DubLi.com product before we launch local merchants on Ominto.com in any new country or territory.

●	Business Associate Support - DubLi Network provides excellent support services and comprehensive training to its BAs to facilitate growth of their individual businesses.

Growth Strategy

We have identified a number of strategic endeavors that we believe will result in the continued growth of the Company.

New Markets

Our new Ominto.com platform is a global site serving more than 100 countries in the world. For the DubLi Network where we focus on adding new malls, Ominto uses a systematic approach to evaluating new market opportunities. Key factors include market size, e-commerce infrastructure, mobile and digital trends, and legal and government requirements. We target markets in which e-commerce growth is accelerating. For example, we used a first-to-market strategy in Denmark, Russia, Austria and the UAE and we leveraged direct referrals from our BAs. We are now poised to add our Partners' existing customer bases by using our Partner programs. Our geographic expansion strategy helps us enter new markets with global momentum based on brand recognition created from leveraging our Partners' brands and existing marketing. We intend to partner with organizations that have access to large, captive audiences, including non-profit, telecommunications and publishing organizations. Many of the markets we plan to enter already have current DubLi Network presence in the form of BAs. In other markets we have hosted, or intend to host, pre-launch DubLi Network events.

Technology

During fiscal year 2017, we plan to offer free Ominto mobile applications (“mobile apps”) in the iOS App Store and Google Play Stores which are being designed to strengthen our brand awareness and provide an even more convenient shopping experience for our shoppers. When launched, our mobile apps will include all of the appealing features of our Web experience, and many more that are uniquely tailored to native mobile apps rather than mobile websites. We believe our plan to offer mobile apps will meet the desire of many mobile device owners for mobile apps rather than mobile websites. In addition, the mobile app will allow us to offer localized coupons and specials on a real-time basis to our customers.

Our website is based on responsive web design which tailors design and development to respond to the user’s behavior and environment based on screen size, platform and orientation. As the user switches from laptop to tablet or other mobile devices, the website automatically adjusts to accommodate for resolution and image size.

We believe our new personalized user account dashboard will increase site usage as shoppers receive information, newsletters and promotions related to their favorite brands and products. We intend to add community and social media features to the customer dashboard to make it even easier for members to recommend brands and products to their friends. On the strength of these recommendations, our shoppers will be more likely to return to our sites for their future purchases. We believe that this customization will encourage repeat visits and increase customer retention rates.

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

Comprehensive Training and Education for Business Associates

In order to assist Business Associates, DubLi Network hosts DubLi Academy, a proprietary training and education program. The Company offers courses and training materials, including Partner Program post-certification training to help BAs to assist Partners in building a group of their own members who make purchases on our shopping sites. We believe that these courses and materials improve the BA’s success rate and reduce BA attrition. We are also working to improve BA retention by providing additional sales and marketing tools to make DubLi Network more rewarding at a faster rate. We believe additional education will increase BA participation. During the third quarter of fiscal 2016, we launched a new version of DubLi Academy that recommends training appropriate for each BA after registering, and will take them through the steps and features they need.

Improve Ominto Merchant Relations

We have developed a team of professionals in all key regions of the world to work exclusively on merchant relations. This team ensures that our Cash Back commissions remain competitive, and actively negotiates exclusive coupons and specials for our members. They assist in obtaining new merchant relationships, in existing and new geographic markets. Cultivating sound relationships with our merchants is an important part of our current and future business. This team is also responsible for securing advertising placements on the shopping site and for inclusion in customer communications.

Stimulate New Membership Growth Through Business Client Sites

In addition to training BAs for the DubLi Partner sales certification, the Company conducts its own outreach and marketing program for Partners. Ominto sends marketing tools, banners, brochures and a variety of other materials to its business clients. We include valuable tips on writing blogs, creating newsletter programs, and utilizing social media to help our Partners interact with their own customers more efficiently. Furthermore, the Partner team actively works with Partners who have very large customer databases and significant brand reach to create customized marketing materials in line with their particular business model.

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

We are subject to regulations and laws that involve privacy and data security, anti-spam, data protection, content, copyrights, distribution, electronic contracts, electronic communications and consumer protection such as, without limitation, the CAN-SPAM ACT, and the Digital Millennium Copyright Act (“DMCA”).

US regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilize cookies, which are small files of non-personalized information placed on an Internet user’s computer, and other online tracking methods. Such regulatory agencies have released, or are expected to release, reports pertaining to these matters.

Any failure on our part to comply with privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. These laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers.

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

Intellectual Property

Our intellectual property includes the content of our websites, our registered domain names, and our registered and unregistered trademarks. We believe that our intellectual property is an important asset of our business and that our DubLi.com, Ominto.com, and other domain names and our technology infrastructure give us a competitive advantage in the Cash Back e-commerce website market. We rely on a combination of trademark, copyright and trade secret laws in the US and Europe, as well as contractual provisions, to protect our proprietary technology and our brands. We currently have trademarks registered or pending in the US, Europe, Canada, South Korea, Singapore, and all of the contracting parties (countries) of the Madrid protocol for our name and certain words and phrases used in our business.

We have unregistered copyrights in the software we have developed and continue to develop, comprising a substantial amount of the core software used for our business, as well as in other works of authorship that we created, including content for our websites. We have not registered or applied to register any of our copyrights in any country. We design and develop our software, primarily using employees. We also engage third-party contractors with specialized technology expertise to leverage our internal employee capabilities when needed. We do not use open source software.

Currently, we have not received or applied for any patents in any country. Consequently, the lack of filing for patent protection could present obstacles in later obtaining any patents on any of our technology or software.

Employees

As of September 30, 2016, we had approximately 30 employees located in the US, the United Arab Emirates (“the UAE”) and India. In addition, we employ independent contractors in the US, the UAE, and Germany. Our employee count may change periodically. We believe relations with our employees are good. None of our employees are represented by collective bargaining agreements.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports are made available without charge on our investor website (inc.ominto.com) as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (“SEC”). We also make available on our website our Code of Business Conduct and Ethics. Copies of these SEC reports and other documents are also available, without charge, from Investor Relations by sending an email to investorrelations@ominto.com or by calling (561) 362-2393. Information on our website does not constitute part of this report. Additionally, our filings with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, NE Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s website at www.sec.gov free of charge as soon as reasonably practicable after we have filed or furnished the above referenced reports.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business

Our operating prospects have recently been in doubt

The Company’s Board of Directors and Executive Management reasonably believes that the Company will continue to exist to carry out all objectives, commitments, and stated goals for the immediate future. Profitability and positive cash flows from operations continue to improve. The Company is currently able to meet all current and immediate obligations without substantial asset sales or restructuring. Management believes the Company’s financial trends will continue to be positive as a result of a new Cash Back shopping platform, changes to the Company’s business model and the arrival of new management team members. Furthermore, there are no known loan defaults, denial of trade credit from suppliers, and no known adverse legal proceedings that could materially affect the Company.

We are continuing to advance our growth strategies by expanding our network; adding on-line and other digital capabilities to attract new consumers; acquiring business customers and expanding geographies in our business. To better position us for sustainable growth of the business, we are implementing a series of strategic actions, with a focus on enhancing our value proposition, continuing to invest in the fast-growing digital channels, and further optimizing our cost structure.

We have material weaknesses in our internal control over financial reporting. If we do not improve our internal controls and systems, our business may suffer and the value of our stockholders’ investment may be harmed. Any material weaknesses in our internal control over financial reporting in the future could adversely affect investor confidence, impair the value of our common stock and increase our cost of raising capital.

Consistent with the Sarbanes Oxley framework, we are engaged in the process of completing and documenting each of the Company’s key information technology and business processes necessary to improve our internal controls. Our first step was to assess our significant processes. We have undertaken this assessment and have made an initial determination of our significant processes. We are currently engaged in the next step in this process which is to document these significant processes and design key controls for each process.

We continue to take remedial measures to correct our internal control deficiencies and expect to devote significant resources to improving our internal controls. We have added four (4) full time positions in our accounting department which we believe will continue to improve internal controls. With the additional staff, we will be able to focus on providing additional training, as well as provide adequate time for our staff to complete the control procedures which have been or will be assigned to them.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and new regulations issued by the SEC are creating additional disclosure obligations. We may need to invest substantial resources to comply with evolving standards, and this investment would result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

There are significant market risks associated with our business.

We have formulated our business plan and strategies based on certain assumptions regarding the size and dynamics of the e-commerce marketplace, our anticipated share of this market, the estimated price and acceptance of our services and products and other factors. These assumptions are based on our best estimates, however, our assessments may not prove to be correct. Our future success may depend upon factors including, among other things, effectiveness of our marketing efforts, effectiveness of our Partner Programs, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs and reduced margins caused by competitive pressures.

The direct customer Cash Back market in which we participate is extremely competitive.

The market for online Cash Back solutions is highly competitive, fragmented and rapidly changing. Consumers seeking to save money on online purchases use search engines, social networks, comparison shopping websites, and loyalty sites. We believe that our most significant competitors offering Cash Back to consumers are Ebates®, Shopathome™ and Fat Wallet® (which is owned by Ebates®). Others competitors in the e-commerce marketplace focus primarily on excess and overstock products with fixed price formats. We expect competitors to launch new and innovative models and strategies. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to intensify in the future, which could harm our ability to increase customers shopping at our portals and obtain profitability. There are very limited barriers to entry for competitors.

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

We also directly and indirectly compete with online retailers for consumer traffic directly to their websites. Many online retailers market their own websites to consumers using their own websites, e-mail newsletters and alerts, mobile applications, social media presence and other distribution channels. Our online retailers could be more successful than we are at marketing their own websites or could decide to terminate their relationship with us because they no longer want to pay us a share of purchases on their own sites. We may face competition from companies we do not yet know about. If existing or new companies develop, market or resell competitive Cash Back solutions, acquire one of our existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our ability to develop profitable operations could be harmed.

If we are unable to expand the capabilities of our digital Cash Back solutions for our mobile platforms, our revenues may decrease and we could lose our customers to our competitors who have more robust mobile platforms.

Web usage and the consumption of digital content are increasingly shifting to mobile platforms such as smart phones and other connected devices. Industry-wide solutions to monetize online referral sites effectively on these platforms are at an early stage of development and the future demand and growth prospects for online shopping portals on these mobile platforms is uncertain. The growth of our business depends in part on our ability to deliver compelling solutions to consumers through these new mobile marketing channels. We expect to launch our customized mobile app on our Ominto.com site during fiscal 2017. We cannot be sure that our introduction of this platform will be timely or successful. Our success on mobile platforms and ability to deliver high quality mobile offerings will be dependent on our compatibility with popular mobile operating systems, such as Android, iOS and Windows Mobile. Compatibility changes in such systems that degrade our functionality or improve the functionality of our competitors’ services could adversely affect usage of our services through mobile devices. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks or standards. If we fail to achieve success with our mobile applications (“mobile apps”) and mobile website, or if we otherwise fail to deliver effective solutions to advertisers for mobile platforms and other emerging platforms, our ability to monetize these growth opportunities will be constrained, and financial condition and operating results would be adversely affected.

We face more risks with our international operations.

Our international expansion has been rapid and our international business is critical to our reaching profitability. We intend to continue to expand our white label Partner programs in new countries in parallel with our DubLi Network expansion which will offer co-branded Partner sites. This continued expansion into new international markets requires us to localize our services to conform to local laws, cultures, standards, and policies. Weaknesses in the commercial, Internet, and transportation infrastructure in developing countries may make it more difficult for us to replicate our business model. In many countries, we compete with local companies that understand the local market better than we do, and we may not benefit from first-to-market advantages. We may not be successful in expanding into new international markets or in generating revenues from foreign operations.

We are subject to the following risks of doing business internationally, which include:

●	regulatory requirements including regulation of Internet services, communications, professional selling, distance selling, privacy and data protection, banking and money transmitting, that may limit or prevent the offering of our services in some jurisdictions, prevent enforceable agreements between sellers and buyers, prohibit the listing of certain categories of goods, require product changes, require special licensure, subject us to various taxes, penalties or audits, or limit the transfer of information between us and our Business Associates, Partners, customers and participating merchants on our shopping portals;

●	difficulties in integrating with local payment providers, including banks, credit and debit card networks, and electronic fund transfer systems or with the local telecommunications infrastructure;

●	differing levels of retail distribution, shipping, communications, and Internet infrastructures;

●	difficulties in implementing and maintaining adequate internal controls;

●	potentially adverse tax consequences, including local taxation of our fees or of transactions on our websites;

●	higher telecommunications and Internet service-provider costs;

●	different and more stringent user protection, data protection, privacy and other laws;

●	expenses associated with localizing our products, including offering customers the ability to transact business in the local currency;

●	profit repatriation restrictions, foreign currency exchange restrictions, and exchange rate fluctuations;

●	volatility in a country or region’s political, economic or military conditions;

●	challenges associated with maintaining relationships with local law enforcement and related agencies;

●	interrupted or prohibited operations in jurisdictions where a potential violation of the Foreign Corrupt Practices Act could occur;

●	the lack of well-established or reliable legal systems and

●	varied intellectual property laws.

Our international costs of doing business may exceed our comparable domestic costs. As we expand our international operations and have additional portions of our international revenues denominated in foreign currencies, we face challenges in repatriating money without adverse tax consequences, and risks relating to foreign currency exchange rate fluctuations.

We conduct certain product and website development, customer support and other operations, in regions outside the US. We are subject to both US and local laws and regulations applicable to our offshore activities. If we fail to obtain anticipated benefits associated with providing these functions outside of the US, including cost efficiencies and productivity improvements, our business could be adversely affected.

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

We face risks in connection with our relationships with our domestic and foreign credit card processors who collect membership fees and other fees from our customers, BAs and Partners.

We have agreements in place with credit card processors in the United States, Europe, the Middle East and India that process the purchase of membership packages completed on our websites. Pursuant to the current terms and conditions of these agreements, the processors are permitted to maintain a certain percentage of reserve or holdback for a certain period on each sale processed by them. Holdbacks are the portion of the revenues from a credit card transaction that is held in reserve by the credit card processor to cover possible disputed charges, chargeback fees, and other expenses. In the event a credit card processor declares bankruptcy, encounters financial difficulties, refuses or fails to honor its contract with us for any reason or ceases operations, there can be no assurance that we would be able to access funds due to us on a timely basis, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, from time to time, these processors may increase the amount that they keep in reserve as holdbacks. Although we are entitled to receive any remaining holdback amount after a designated period of time, any increase in the holdback percentage would result in a delay in our receiving the full proceeds from the sales of our products. This would adversely affect our cash flows and financial condition.

We face risks in connection with our relationships with our foreign mobile payment application processors in India, the Middle East and Southeast Asia who collect membership fees and other fees from our customers, BAs and Partners.

We have agreements in place with mobile payment applications in India, the Middle East and Southeast Asia that process the purchase of membership packages completed on our websites. Pursuant to the current terms and conditions of these agreements, the processors are permitted to maintain a certain percentage of reserve or holdback for a certain period on each sale processed by them. Holdbacks are the portion of the revenues from a credit card transaction that is held in reserve by the credit card processor to cover possible disputed charges, chargeback fees, and other expenses. In the event a credit card processor declares bankruptcy, encounters financial difficulties, refuses or fails to honor its contract with us for any reason or ceases operations, there can be no assurance that we would be able to access funds due to us on a timely basis, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, from time to time, these processors may increase the amount that they keep in reserve as holdbacks. Although we are entitled to receive any remaining holdback amount after a designated period of time, any increase in the holdback percentage would result in a delay in our receiving the full proceeds from the sales of our products. This would adversely affect our cash flows and financial condition.

We may not be successful in developing brand awareness for our brands, which is critical to our business.

We believe that brand recognition is critical to our businesses. In July 2015, we changed the name of our parent company from DubLi, Inc. to Ominto, Inc. and launched a newly branded Ominto.com shopping site in the third quarter of fiscal 2016. We must quickly establish a brand identity for Ominto. Although we have brand awareness of our “DubLi” brand, we must establish both DubLi and our new Ominto brand as brands that potential Partners perceive as offering a satisfactory level of value through our products and services. To promote our DubLi brand, we expect to continue to recruit new BAs and to incentivize existing BAs. Without brand awareness, we may not be successful in attracting new customers, which could adversely affect our business.

We may be unable to successfully exploit the opportunity to offer customized shopping websites.

We relaunched our existing white label and co-branding ability as our "BSP Rewards Partner Program." These programs offer our profit and non-profit business clients a custom “white label” or “co-branded” shopping site so they can monetize their existing customer/constituent base. The white label sites will be powered by the Ominto.com platform and clients will host their own customized landing pages and other selected customized content while retaining their own logos and branding. In contrast, our co-branded program offers Partners an exact replica of the Ominto.com website that bears the Partner’s logos without the Ominto logo. Although we previously offered the DubLi Partner co-brand service, we have not actively marketed it or engaged with our Partners in expanding their customers’ use of the sites. With our new Ominto.com portal and our expanded marketing team, we are seeking significant expansion of this part of our business. To be successful with these programs, we must both establish additional white label and co-branded sites for our Partners and actively support them in engaging their members and constituents on shopping on our sites. If we are not able to do this, our operating results and financial condition will be adversely affected.

Customer complaints, negative publicity or our security measures could diminish our business.

Customer complaints, negative publicity or poor customer service could severely diminish consumer confidence in, and use, of our products and services. If we fail to consistently promote our merchant sites, or if there are rumors, articles, reviews or blogs that indicate or suggest that we have failed to consistently promote such offerings, our business could decrease. Similarly, measures we take to combat fraud and breaches of privacy and security have the potential to damage relations with our shoppers or decrease activity on our sites by making our sites more difficult to use or restricting the activities of certain users. Negative publicity about, or negative experiences with, customer support for any of our business models could cause our reputation to suffer or affect consumer confidence in our brand as a whole.

We are dependent on key employees.

Our success depends upon the efforts of our top management team and certain other key employees, including the efforts of Michael Hansen (Founder and Chief Executive Officer) and Betina Dupont Sorensen (Chief Operating Officer). Although we have written employment agreements with these key employees, such individuals could die, become disabled, or resign. In addition, our success is dependent upon our ability to attract and retain key management persons for a variety of positions in the Company. We may not be able to recruit and employ such executives at times and on terms acceptable to us. Also, changes in our overall compensation program (including our equity compensation program) and volatility or lack of positive performance in our stock price, may adversely affect our ability to retain such key employees.

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

Our customers need access to the Internet to access our shopping website. We have experienced short system failures from time to time. The success of our business also depends largely on the continued availability of the Internet infrastructure. Frequent or persistent interruptions in availability of our sites could cause current or potential users to believe that our systems are unreliable, leading them to switch to our competitors or to avoid our sites, and could permanently harm our reputation and brands. If we fail to maintain a reliable network backbone with the necessary speed, data capacity, and security, as well as timely development of complementary products our business may be harmed If our customers are unable to rely on access to our shopping portals, we could lose existing customers, impair our ability to attract new customers and experience loss of revenue from shopping that did not occur while the portals were unavailable.

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

If we are unable to retain our existing online retailer relationships, we will be unable to operate profitably.

Our ability to continue to grow our revenues will depend in large part on maintaining our positive reputation with existing online retailers. The number of online retailers offering Cash Back on our sites may not expand materially beyond our existing base or may decline. Online retailers also may reduce the commission rates they pay to us for sales our websites facilitate. If we, or our affiliate networks, who have the direct relationships with most of our online retailers, are unable to negotiate favorable terms with current or new online retailers in the future, including the commission rates they pay us, our operating results will be adversely affected.

Online retailers do not enter into long-term contracts requiring them to be included on our Cash Back websites and their contracts with us are cancelable upon short or no notice and without penalty. We cannot be sure that the online retailers with whom our affiliate networks have a relationship will continue to be included on our websites or that we will be able to replace online retailers that do not renew their campaigns with new ones generating comparable revenues. If we are unable to retain and expand online retailer relationships, our revenues will decrease and our operating results will be adversely affected.

Regulatory, legislative or self-regulatory developments regarding Internet privacy matters could adversely affect our ability to conduct our business.

Consumer and industry groups have expressed concerns about online data collection and use by companies, which has resulted in the release of various industry self-regulatory codes of conduct and best practice guidelines that are binding for member companies and that govern, among other things, the ways in which companies can collect, use and disclose user information, how companies must give notice of these practices and what choices companies must provide to consumers regarding these practices. We are obligated in certain cases to comply with best practices or codes of conduct addressing matters, such as the online tracking of users or devices. US regulatory agencies have also placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilize cookies, which are small files of non-personalized information placed on an Internet user’s computer, and other online tracking methods. Such regulatory agencies have released, or are expected to release, reports pertaining to these matters. Since March 2012, the FTC, issued a report on consumer privacy intended to articulate best practices for companies collecting and using consumer data. The report recommends companies adopt several practices that could have an impact on our business, including giving consumers notice and offering them choices about being tracked across other parties’ websites and implementing a persistent “Do Not Track” mechanism to enable consumers to choose whether to allow tracking of their online search and browsing activities, including on mobile devices. Various industry participants have worked to develop and finalize standards relating to a Do Not Track mechanism, and such standards may be implemented and adopted by industry participants at any time. We may be required or otherwise choose to adopt Do Not Track mechanisms, in which case our ability to use tracking technologies could be impaired.

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

Those laws that govern privacy or reference the Internet, such as the US’s Digital Millennium Copyright Act (“DMCA”) and the European Union’s Directives on Distance Selling and Electronic Commerce, are being interpreted by the courts, but their applicability and scope remain uncertain. US regulatory agencies have placed an increased focus on online privacy matters and, in particular, on online advertising activities that utilize cookies, which are small files of non-personalized information placed on an Internet user’s computer, and other online tracking methods. For example the FTC recommends companies adopt several practices that could have an impact on our business, including giving consumers notice and offering them choices about being tracked across other parties’ websites and implementing a persistent “Do Not Track” mechanism to enable consumers to choose whether to allow tracking of their online search and browsing activities, including on mobile devices. The EU’s stricter obligations under data privacy laws and regulations provide its member countries wide discretion in interpreting the EU data privacy laws, resulting in variation of privacy standards from country to country.

Changes in global privacy laws and regulations and self-regulatory regimes may force us to incur substantial costs or require us to change our business practices. Furthermore, regulatory agencies or courts may claim or hold that we or our users are subject to licensure or prohibition from conducting our business in their jurisdiction, either generally or with respect to certain actions. It is possible that general business regulations and laws, or those specifically governing the Internet, e-commerce or m-commerce may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot assure you that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business, and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant resources in defense of these proceedings, distract our management, increase our costs of doing business, and cause consumers and online retailers to decrease their use of our marketplace, and may result in the imposition of monetary consequences. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of noncompliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our websites and mobile applications or may even attempt to completely block access to our marketplace. Laws regulating Internet and e-commerce companies outside of the US may be less favorable than those in the US, giving greater rights to consumers, competitors or users. Compliance may be more costly or may require us to change our business practices or restrict our product offerings, and the imposition of any regulations on our users may harm our business. In addition, we may be subject to overlapping legal or regulatory regimes that impose conflicting requirements on us. Our failure to comply with foreign laws could subject us to penalties ranging from criminal prosecution to significant fines to bans on our products. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our customer base may be adversely affected and we may not be able to maintain or grow our net revenues as anticipated.

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

We deliver digital content via our shopping website and we collect and maintain data about consumers, including personally identifiable information, as well as other confidential or proprietary information. Our security measures may not detect or prevent all attempts to hack our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our platform or that we or our third-party service providers otherwise maintain. Breaches of our security measures or those of our third-party service providers could result in unauthorized access to our platform or other systems; unauthorized access to and misappropriation of consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our platform; deletion or modification of content, or the display of unauthorized content, on our websites or our mobile applications; or a denial of service or other interruption in our operations. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, we and they may be unable to anticipate these attacks or to implement adequate preventative measures. Potential liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. This liability could also include claims for other misuse of personal information, including unauthorized marketing purposes. Any of these claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the FTC and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses from the introduction of new regulations regarding the use of personal information or from government agencies investigating our privacy practices. Any actual or perceived breach of our security could damage our reputation and brand, expose us to a risk of loss or litigation and possible liability, require us to expend significant capital and other resources to alleviate problems caused by such breaches and deter consumers and online retailers from using our online marketplace, which would harm our business, financial condition and operating results.

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

Our proprietary technology is one of the keys to our performance and ability to remain competitive. We rely primarily on a combination of copyright, trade secret, and contract laws to establish and protect the proprietary nature of our technology. Much of the software that we use was specifically developed by the Company and, accordingly, we believe we have certain proprietary rights to the software. Prior to September 2016, we have used employees to develop the software that we consider to be proprietary to our business, and are generally deemed under copyright law to be the author of the software. On September 14, 2016, the Company entered into a strategic relationship with Quant Systems, Inc. (“Quant”) in which Quant provides advisory and information technology solutions consulting to the Company, including technical consulting, software implementation and re-engineering. Refer to “Subsequent Events” on page 43 for more information regarding Quant. We have a general practice of requiring our employees to enter into confidentiality, invention assignment and non-compete agreements to provide trade secret and contractual protections for our software as well as other confidential and proprietary technical and business information and ideas. We also use technical and business measures to protect our proprietary rights. For example, we limit distribution of our software, maintain it in physically secure locations with restricted access, and use firewalls to try to keep out intruders, and we generally enter into confidentiality agreements with our consultants, business partners, and other third parties. Nonetheless, the steps we take to protect our proprietary technology and other information may not prevent misappropriation of our technology, and the agreements we enter into for that purpose might not be enforceable. Our trade secrets or proprietary technology may become known or be independently developed by competitors. We have copyrights without registering our software or other works of authorship, but we have not registered our copyrights with the US Copyright Office or any other copyright office, and would not be entitled to the additional protections afforded by such registration. We do not rely on and do not have any patent protections at this time on our technology. As such, due to certain legal requirements in timely filing for patent protection, the lack of filing for patent protection could present obstacles to us in the future should we decide to proceed with filing for patent protection. It is difficult for us to police the unauthorized use of our technology, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data. The laws of other countries may not provide us with adequate or effective protection of our intellectual property. We have not undertaken a review of third-party patents in any jurisdiction to try to determine if a third-party may claim that we infringe on its patent or other proprietary rights, and do not plan in the near future to do so. Such a claim, if vigorously pursued, could require, among other things, substantial resources to fight, that we stop using most or substantial and important parts of our technology, that we expend additional resources to try to replace such technology with non-infringing technology which may not have the same features, usability, maintainability, or customer acceptance, and the Company to pay sums as damages that we could not afford to pay.

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

We developed a new platform for our e-commerce shopping portals to better provide our online shoppers with an enjoyable experience. We launched our new portal in the third quarter of fiscal 2016. Our ability to succeed in enhancing our sites and other offerings may require significant resources and management attention. The success of new and enhanced products depends on several factors, including our ability to develop and complete these introductions in a timely manner, successfully promote the portals, manage the risks associated with the enhancements, make sufficient resources available to support them, secure appropriate intellectual property rights and address any quality or other defects in the early stages of introduction. Despite the allocation of resources, there can be no assurance that the new enhancements or product offerings will be developed successfully, timely released, or accepted by our customers.

Our establishment and integration of our Ominto.com platform could result in the diversion or loss of resources, operating difficulties and other harmful consequences.

We launched our new Ominto.com Cash Back platform in the third quarter of fiscal 2016. Our new platform will offer enhanced features which will also become available on our DubLi.com white label site. Establishing an enhanced platform may be time consuming, difficult and more expensive than our budgeted projections. There are no assurances that the Company will recoup any of the expenditures with respect to establishing the new platform. The new platform allows us to more efficiently offer both white label and co-branded sites to our business clients. We believe that expansion of our business clients' sites will be material to our financial condition and results of operations. We expect to acquire new Ominto.com shoppers in large quantities based upon certain existing relationships of our newer business clients who wish to establish white label sites for their customers. We may face:

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

Moreover, we may not realize the anticipated benefits of the enhancements to our shopping platform and expansion of our business client sites, or may not realize them in the expected time frame.

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

We expect to continue to evaluate and consider a wide array of potential strategic transactions, including business combinations, technologies, services, products and other assets. At any given time, we may be engaged in discussions or negotiations with respect to one or more of these types of transactions. Any of these transactions could be material to our financial condition and results of operations. The process of integrating any acquired business may create unforeseen operating difficulties and expenditures and is itself risky. The areas where we may face difficulties include:

●	diversion of management time, as well as a shift of focus from operating the businesses to issues related to integration and administration, particularly given the varying scope of our recent acquisitions;

●	declining employee morale and retention issues resulting from changes in, or acceleration of, compensation, or changes in Management, reporting relationships, future prospects, or the direction of the business;

●	the need to integrate each company’s accounting, management, information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

●	the need to implement controls, procedures and policies appropriate for a public company at companies that prior to acquisition had lacked such controls, procedures and policies;

●	in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;

●	in some cases, the need to transition operations, users, and customers onto our existing platforms;

●	problems combining the purchased operations, technologies or products;

●	unanticipated costs;

●	adverse effects on existing business relationships with online retailers and customers;

●	risks associated with entering markets in which we have no or limited prior experience;

●	potential loss of key employees of purchased organizations; and

●	liability for activities of the acquired company before the acquisition, including violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

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

Risks Relating to Our Stock

We are significantly influenced by one stockholder who controls a substantial voting percentage of our common stock.

As of December 15, 2016, Mr. Hansen owns approximately 2.9 million shares of common stock and 185,000 shares of Super Voting Preferred Stock entitled to 40 votes per share, collectively representing approximately 41% of the voting power of the Company’s issued and outstanding voting securities. Accordingly, Mr. Hansen has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders. Although Mr. Hansen owes the Company certain fiduciary duties as Director and CEO of the Company, the interests of Mr. Hansen may conflict with, or differ from, the interests of other holders of our common stock. So long as Mr. Hansen has the power to vote a substantial percentage of shares of our voting securities, he will have the power to significantly influence all our corporate decisions and will be able to affect or inhibit changes in control of the Company.

Our stock price is volatile.

The market price of our common stock is highly volatile, and this volatility may continue. For instance, during fiscal 2015 and fiscal 2016, the low and high sale price of our common stock, as reported on the markets on which our securities have traded, ranged between $1.60 and $14.00. In November, 2015, we effectuated a 1 for 50 reverse stock split which was previously approved by the Board of Directors. Numerous factors, many of which are beyond our control, may cause the market price of our shares of common stock to fluctuate significantly. These factors include:

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

As of September 30, 2016, we had 13,386,538 shares of common stock outstanding. Additionally, as of September 30, 2016, 1.6 million shares of our common stock were issuable upon exercise, conversion, or vesting of outstanding options, stock grants, shares issuable for the payment of services. The possibility that substantial amounts of our common stock may be sold by investors or the perception that such sales could occur, often called “equity overhang,” could adversely affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our Board has the right, without stockholder approval, to issue shares of preferred stock with voting, dividend, conversion, liquidation or other rights. This could adversely affect the voting power and equity interest of the holders of common stock which could be issued with the right to more than one vote per share, and could be utilized as a method of discouraging, delaying or preventing a change of control. Michael Hansen, the Company’s President and CEO, owns 185,000 shares of “Super-Voting Preferred Stock” which entitles him to 40 votes per share of Super Voting Preferred Stock or 7.4 million votes of common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s facilities currently consist of leased properties in the following two domestic locations: (i) in Boca Raton, Florida for its headquarters office for a 39-month term expiring March 31, 2019, and (ii) in Kirkland, Washington on a month-to-month basis until December 31, 2016.

Our corporate headquarters is located at 1515 S. Federal Highway, Suite 307, Boca Raton, Florida 33432.

As part of the plan to relocate its worldwide headquarters from Bellevue, Washington to Boca Raton Florida, Ominto agreed to expand the Boca Raton headquarters in June 2016 and extended the term of its lease. The premises which currently are deemed to contain Two Thousand Six Hundred Thirty (2,630) rentable square feet (the “Premises”) shall be increased by Two Thousand Nine Hundred Thirty Seven (2,937) rentable square feet known as suite 308 so that following said increase, the Premises shall be deemed to contain Five Thousand Five Hundred Sixty Seven (5,567) rentable square feet. Beginning June, 2016, the Base Rental to be paid by the Company for the Premises shall remain as set forth in the original Lease currently payable in the amount of Eighteen and 50/100 Dollars ($18.50) per rentable square foot per annum (plus Common Area Maintenance (“CAM”), sales tax and a 3% increase per annum).

In an effort to reduce overhead, the Company’s facilities in Portland, Oregon; Draper, Utah; Denver, Colorado and Bellevue, Washington were all closed prior to September 30, 2016. Lease termination charges totaled approximately $72,000 during fiscal year 2016.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock, par value $0.001, is currently quoted on the OTC Pink under the symbol “OMNT” (formerly “DUBL” until July 1, 2015). Until January 1, 2013, our shares of common stock were quoted on the OTCBB.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the OTC Pink Marketplace. The prices below reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Closing Bid Prices:

Fiscal Year 2015	High	Low
First Quarter ended December 31, 2014	14.00	5.00
Second Quarter ended March 31, 2015	11.50	7.00
Third Quarter ended June 30, 2015	11.50	5.50
Fourth Quarter ended September 30, 2015	9.50	4.50

Fiscal Year 2016
First Quarter ended December 31, 2015	14.00	8.00
Second Quarter ended March 31, 2016	9.70	5.00
Third Quarter ended June 30, 2016	3.60	1.60
Fourth Quarter ended September 30, 2016	6.50	2.30

On November 6, 2015, we effectuated a 1-for-50 reverse stock, which was previously approved by our Board of Directors. All issued and outstanding common stock, options for common stock, restricted stock awards, warrants, and convertible debt, and per share amounts have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. The par value of the common stock and Super-Voting Preferred was not adjusted as a result of the Reverse Stock Split. The Reverse Stock Split reduced the Company’s authorized shares from 700 million shares to 14 million shares. The voting and conversion rights of the Super-Voting Preferred have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented.  As of December 15, 2016, the last sales price reported on the OTC Pink Marketplace for our common stock was $3.28 per share. Also refer to the Subsequent Events section on page 43.

Stockholders

At September 30, 2016, there were approximately 3,497 stockholders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under Risk Factors above and elsewhere in this report.

Overview

Ominto is a global e-commerce company that owns and operates global online shopping and loyalty websites along with a network marketing subsidiary, DubLi Network. Ominto and its DubLi Network subsidiary currently serve customers in more than 100 countries. Through Ominto’s unique e-commerce platform, shoppers can browse through different categories of products, which feature international and local brands, travel, coupons, discounts and vouchers and receive Cash Back on their purchases (“Cash Back”). Depending on the market, Ominto’s websites feature some of the world’s most popular local and global brands including Amazon.in®, Wal-Mart®, Nike®, Hotels.com®, Groupon™ and Expedia®. Ominto receives a commission each time shoppers make a purchase on its shopping portal and a portion of those commissions are passed along to our customers in the form of Cash Back.

At Ominto owned and operated shopping websites, consumers shop at the same online stores they normally frequent and earn Cash Back with each purchase. The Company’s personalized shopping platform is used to deliver coupons, deals, and Cash Back to shoppers each time they return to the personalized platform to shop online. Ominto builds its shopping networks by contracting with third parties, called Affiliate Networks, who have relationships with thousands of global, online merchants and travel booking sites. Our new Ominto.com website, which was launched in the third quarter of fiscal 2016, powers and operates the DubLi.com website which serves customers in over 100 countries. The enhanced Ominto platform recognizes each customer's preferred shopping locations and delivers a tailored shopping experience including preferred stores, language, currency and deals as well as relevant direct marketing messages.

The recently launched Ominto platform will offer a sophisticated level of personalization rarely seen in the online Cash Back shopping industry. We will have the ability to personalize the customer’s experience based on the customer’s activities on the shopping portal as well as the consumer's indicated interest preferences. As the customer’s activities increase on our shopping portals over time, the level of personalization of the customer’s experience also increases. By offering a shopping experience that becomes more customized with each subsequent activity on the site, we are able to increase customer loyalty which is paramount to differentiating ourselves in the competitive landscape of the Cash Back industry.

Ominto is expanding its offerings of customized shopping websites to business clients (“Partners”) in its Partner program. We expect to create new revenue through membership fees and maintenance fees arising from new sites designed for our Partners. Ominto will continue to offer its co-branded websites to Partners, both as a selling tool for DubLi Network Business Associates (our independent marketing associates for the DubLi Network) and for new Partners that are obtained by and in conjunction with the in-house partner support group. Our co-branded shopping websites allow our business clients to offer their own customers the ability to earn Cash Back. We believe that Partners can enhance their own customers' loyalty while monetizing their customer database. Our customized Cash Back websites give our Partners an ability to leverage their relationships with more than their customers; they can add employees, investors and donors to the shopping website as well. Our portals will assist our business customers in engaging their customers on their shopping website with seasonal promotional messaging, email campaigns and banner advertisements. Business customers will direct their consumer members/constituents to their own branded websites, which is the consumer-facing component of Ominto.com’s e-commerce platform. The enhanced online shopping experience helps connect us and our business clients to their large and engaged customer base.

Ominto operates the DubLi Network through a wholly-owned subsidiary. DubLi Network is a direct sales and network marketing ecosystem that drives consumer traffic to DubLi.com, DubLi Network’s online shopping portal product that leverages our unique online Cash Back shopping platform. DubLi.com enables its visitors to purchase products offered by various online stores, including consumer products, travel related-products and services and then receive Cash Back rewards. Following the launch of Ominto.com in the third quarter of fiscal 2016, Ominto.com’s platform powers DubLi.com’s platform and other business customers’ customized shopping websites. DubLi Network offers licensing packages and membership packages to independent marketing representatives known as Business Associates (“BAs”). Many of our BAs have been with Ominto since its inception. We believe DubLi Network has become one of the largest direct selling e-commerce companies in the world.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), in April 2016 issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), and in May 2016, issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (“ASU 2016-11”). ASU 2016-08 clarifies principal versus agent considerations relating to when another party, along with the entity, is involved in providing a good or service to a customer. ASU 2016-08 requires an entity to determine whether the nature of its promise is to provide a good or service to a customer, or to arrange for the good or service to be provided to the customer by the other party. This determination is based upon whether the entity controls the good or service before it is transferred to the customer. When the entity that satisfies a performance obligation is the principal, the entity recognizes the gross amount of consideration as revenue. When the entity that satisfies the performance obligation is the agent, it recognizes the amount of any fee or commission as revenue. ASU 2016-10 clarifies the guidance in Topic 606 for identifying performance obligations in a contract as well as the implementation guidance pertaining to revenue recognition related to licensing arrangements. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In May 2016, the FASB also issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which provides clarification on certain topics within ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), including assessing collectability, presentation of sales taxes, the measurement date for non-cash consideration and completed contracts at transition, as well as providing a practical expedient for contract modifications at transition. The effective date and transition requirements for the amendments in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is evaluating the expected adoption method and potential effect of these ASUs on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that an investor retrospectively apply the equity method of accounting when an investment becomes qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, on a prospective basis, with early adoption permitted. The Company does not expect that this ASU will have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. ASU 2016-15 is effective on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 changes how a reporting entity considers indirect interests held by related parties under common control when evaluating whether it is the primary beneficiary of a VIE. ASU 2016-17 is effective on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the existing exception in U.S. GAAP prohibiting the recognition of the income tax consequences for intra-entity asset transfers. Under ASU 2016-16, entities will be required to recognize the income tax consequences of intra-entity asset transfers other than inventory when the transfer occurs. ASU 2016-16 is effective on a modified retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

During the years ended September 30, 2016 and 2015, our revenues from continuing operations were generated primarily from (a) business license fees paid by BAs and Partner Program business customers who established customer websites for their own customers; (b) membership subscription fees from BAs and their customers’ VIP membership packages; (c) commission income from participating online stores affiliated with our online shopping portal arising from the purchase transactions our customers generated; and (d) advertising and marketing programs.

Our revenues from discontinued operations for the year ended September 30, 2016 were recognized from Credits breakage associated with inactive BAs from our discontinued reverse auction program which previously sold “Credits” (rights to make bids in our auctions) that were designed to offer savings on the customer’s purchases.

The components of revenues for the year ended September 30, 2016 are summarized as follows:

E-commerce and Memberships:

Business License Fees	$2,896,616
Membership Subscription Fees and Commission Income	14,261,671
Advertising and Marketing programs	151,066
Other	387,109
17,696,462
Discontinued Operations	30,581
Total revenues	$17,727,043

E-commerce and memberships:

We offer our shoppers a free membership and a paid VIP membership that allows them to earn varying amounts of Cash Back from the purchases that they make online through our shopping sites. We discontinued the Premium membership package in March 2015. The VIP membership subscription package allows our customers to earn a higher percentage of Cash Back on their purchases with an annual subscription fee.

Ominto has relationships with thousands of online stores and travel companies from around the world that pay us a commission, usually as a percentage of sales, based on the sales price of the products purchased by consumers that we have directed to their sites. Ominto, in turn, returns some of these commissions to the shopper as Cash Back. The merchants participate in our shopping mall to incentivize customers to shop with them. Cash Back amounts are clearly stated throughout the website. The Cash Back percentage varies from store to store, and on the type of membership the consumer has obtained from us. Our business clients and BAs earn a commission from us, based on these purchase transactions generated by their referred customers.

Multiple-element arrangements:

When Dubli Network sells business licenses, VIP membership vouchers, training and certification programs and marketing programs to BAs in bundles, the transaction price is allocated to each component of Revenue in proportion to the stand-alone selling price. Stand-alone selling price is based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is determined based on the price charged where each deliverable is sold separately or a price set by management with the relevant authority.

Licensing fees:

We require each of our DubLi Network BAs to purchase an initial business license from us to begin his/her or its sales of DubLi’s products. For-profit business clients are required to pay an initial registration fee. Effective April 2014 the monthly maintenance fee was replaced by a mandatory minimum purchase requirement (Refer to the ‘Revenue Recognition’ paragraph on page 39 below); our BAs were required to purchase our membership products for resale in the form of qualifying vouchers or membership packages for BAs or membership packages for DubLi.com’s customers as described below. Our for-profit business clients typically pay a monthly maintenance fee to continue access to their co-branded websites.

Our business:

We intend to cost effectively increase our revenues to become profitable through several initiatives. We are improving the appeal and usability of our shopping portals, which we believe will increase shopper purchases on the portals. To that end, we have redesigned the portal and launched our new portal in the third fiscal quarter of 2016. Given the significant expansion of purchases made from mobile devices, we have developed a mobile app. The new site will allow us to offer a site that is easier to use, more responsive to each shopper's preferences and a personalized shopping experience. We expect these features to increase each shopper's number of visits to and use of our shopping site.

The quality of the merchants available on our site is essential to our success, and the number and quality of our participating merchants has improved as our business has matured. We expect the number and type of merchants to remain similar to our current merchant offerings. Of course, we will continue to add new countries to our site, with an emphasis on the Pacific Rim and India, and we will concurrently add local merchants. More important, we have expanded our internal Affiliate Network team so that we can offer localized and specialized advertisements to both improve the value we offer our members and increase our revenues. We will continue to refine our advertising offerings to best maximize benefits to our merchants and to our members.

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

We plan to offer free Ominto apps in the iOS App Store and Google Play Store to strengthen our brand awareness and provide an even more convenient shopping experience for our shoppers. This initiative will leverage the desire of many mobile device owners for mobile apps rather than mobile websites. In addition, the mobile app will allow us to offer localized coupons and specials on a real-time basis to our customers. We will also be able to ensure that mobile sales and commissions owed to our shoppers are accurately tracked.

Trends in Our Business

We continue to focus our resources on potentially more profitable programs related to our e-commerce shopping site. We believe that shopping transactions continue to shift from traditional brick and mortar to online retailers as the digital economy evolves. This shift enables us to grow revenues. However, our revenue growth rate to date may not be sustainable due to factors, including increasing competition, and increasing maturity of the online shopping market. We plan to continue to invest in our shopping platform and increase our customer base through Partner programs and our growing global network of BAs, but cannot provide any assurance that such investments will result in increased revenues or net income.

In order to increase the sale of our Cash Back products, we are working to add dedicated white-label and co-branded Cash Back shopping sites through Partner programs that include both for-profit and non-profit organizations which we believe will increase the number of shoppers purchasing VIP memberships through our shopping platform. Such Partners offer these shopping sites to their own customers. We believe this will increase the number of shoppers purchasing products and services through our sites. We have also begun to implement incentive offerings to further engage shoppers when visiting our sites to increase revenues from commissions as well as to introduce new advertising programs to increase our advertising revenues from our participating online merchants.

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

Increasing our revenues requires investment in information technology infrastructure and human resources. We expect Partner Programs and expanding our merchant base further in local markets and into new markets and countries to be an important component in our business strategy. We expect that the gross cost of revenues will increase and may also increase as a percentage of revenues in future periods, primarily due to forecasted increases in costs, including customer acquisition costs, data center costs, credit card and other transaction fees and content acquisition costs.

As we expand our shopping platform and register new BAs and Partner Programs in additional international markets, we continue to increase our exposure to fluctuations in foreign currency to US dollar exchange rates.

Results of Operations

Organization of Information

This section provides a narrative on our financial performance and condition, which should be read in conjunction with our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report and includes use of estimates and critical accounting policies, results of operations, liquidity and capital resources, and subsequent events. Operating results are not necessarily indicative of results that may occur in future periods.

COMPARISON OF FISCAL YEAR ENDED SEPTEMBER 30, 2016 TO FISCAL YEAR ENDED SEPTEMBER 30, 2015

Consolidated Results

Revenues for the 2016 fiscal year decreased to $17.7 million in fiscal year 2016 from $21.3 million in fiscal year 2015. The decrease was primarily a result of decreased sales of VIP memberships, commission income from purchases on the portal and advertising and marketing revenue due primarily to the delay in the launch of our new Ominto platform until the third quarter of 2016. Gross income decreased to $6.9 million in fiscal year 2016 from $8.2 million in fiscal year 2015 as a result of the lower sales mentioned above, offset by lower cost of revenue from lower commission expenses as a percent of revenue. The loss from continuing operations decreased to $10.3 million in fiscal year 2016 from $12.2 million in fiscal year 2015 primarily as a result of a decrease of $4.0 million in non-cash equity compensation and a $509,000 decrease in the fair value of a derivative liability partially offset by an increase of $1.5 million in Rent and office expenses. Expenses are described in more detail below. Net losses for the years ended September 30, 2016 and 2015 were approximately $10.3 million and $11.7 million, respectively.

Continuing Operations

Selling, general and administrative (“SGA”) expenses were approximately $17.5 million and $19.6 million for the years ended September 30, 2016 and 2015, respectively. Costs were lower due to lower non-cash equity compensation. Payroll costs for fiscal year 2016 included $3.1 million in non-cash equity compensation compared to $7.1 million in fiscal year 2015. Rent and Office expenses increased due to lease terminations expenses for several facilities closed during the 2016 fiscal year and to expanded facilities at our new Boca Raton headquarters. Other increases included higher outside service fees for offshore staff and higher banking and processing fees. Details of our SGA expenses are summarized as follows:

	For the Years ended September 30,
	2016	2015	Change
	(All amounts in $ thousands)
Advertising expenses	$86	$55	$31
Depreciation	228	199	29
Outside service fees	3,851	2,924	927
Payroll costs	8,376	13,195	(4,819)
Rent and office expenses	2,553	1,008	1,545
Banking and processing fees	1,488	1,368	120
Foreign exchange	43	(143)	186
Travel expenses and others	829	986	(157)

Total	$17,454	$19,592	$(2,138)

We recorded impairment charges during the year ended September 30, 2015 of approximately $324,000 to reduce the carrying values of our existing portal. Also in 2015 we recorded a $409,000 charge to increase the fair value of a derivative liability related to warrants issued in connection with the convertible note.

We conduct business globally and report our results of operations in a number of foreign jurisdictions in addition to the United States. For the years ended September 30, 2016 and 2015, our reported income tax rate is lower than the US federal statutory rate primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net income or losses for the respective years, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

Discontinued Operations

Net loss from discontinued operations was approximately $31,000 during fiscal year 2016 compared to net income from discontinued operations of $540,000 during year 2015. The decrease of approximately $509,000 was primarily due to: (i) lower revenues recognized for unused credits associated with inactive Business Associates in fiscal year 2016 as compared to fiscal year 2015.

Foreign Currency Translation Adjustment

Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into US dollars at the average exchange rates in each applicable period. The average rate of the US dollar/€ strengthened from $1.32 for fiscal year 2015 to $1.12 for fiscal year 2016 thereby decreasing consolidated net revenues, operating expenses, and loss from continuing operations.

The closing exchange rates between the US dollar/Euro in effect were $1.12 to 1.00€ at September 30, 2016 and $1.32 to 1.00€ at September 30, 2015. The closing exchange rates between the AED/Euro in effect were AED 1.46 to 1.00€ at September 30, 2016 and AED 1.26 to 1.00€ at September 30, 2015. The closing exchange rates between the US dollar/Rupee in effect were $1.00 to 66.23 INR at September 30, 2016 and $1.00 to 66.66 INR at September 30, 2015.

For the year ended September 30, 2016, the foreign currency translation represented a loss of $19,469 for the year ended September 30, 2016 and a gain of approximately $1.3 million for the year ended September 30, 2015, due to lower fluctuations in currency exchange rates during fiscal year 2016.

Liquidity and Capital Resources

Our primary source of liquidity is from cash generated from equity financing and debt financing and short term advances. Our primary liquidity needs are for working capital, investments/acquisitions, and repayment of debt and advances.

The Company’s Board of Directors and Executive Management reasonably believes that the Company will continue to exist to carry out all objectives, commitments, and stated goals for the immediate future. Profitability and positive cash flows from operations continue to improve. There is no significant information available to the contrary, as the company is currently able to meet all current and immediate obligations without substantial asset sales or restructuring. Also, with the introduction of the new operations platform and business model and the arrival of new Executive Management members, Management believes that the financial and business trends will continue to be positive for the foreseeable future. Furthermore, there are no known loan defaults, denial of trade credit from suppliers, and no known adverse legal proceedings that could materially affect the Company.

We continue to update our product offerings which places additional demands on future cash flows. Our future cash flow and capital requirements will depend on numerous factors including market acceptance of our future products, revenues generated from operations, the impact of competitive product offerings, and whether we are successful in acquiring additional customers on a large scale through partners. We intend to increase our marketing efforts in order to grow our network of BAs which we expect will improve sales of our e-commerce products. The marketing efforts will place additional demands on our cash flows. We cannot offer any assurance that we will be successful in generating revenues from operations; adequately dealing with competitive pressures; acquiring complementary products, technologies or business; or increasing our marketing efforts. Our plans for the long-term include generating cash flows from the profitable operation of our business and financing our operations through sales of our common stock and/or debt.

The Company had a working capital deficit (defined as current assets less current liabilities) of approximately $9.6 million as of September 30, 2016.

We generated net cash flows from operating activities of approximately $1.7 million during fiscal year 2016 consisting primarily of the positive effect of net changes in assets and liabilities.

We used net cash flows from investing activities of $729,000 during fiscal year 2016 due to our capital expenditures.

We generated net cash flows from financing activities totaling $5.0 million during fiscal year 2016. Our financing activities consisted primarily of (i) the sale of approximately 821,000 shares of our common stock to various investors for cash consideration totaling $3.4 million and (ii) proceeds from convertible debt of $1.4 million. And (iii) the exercise of warrants to purchase 100,000 shares of common stock totaling $250,000.

On October 12, 2015, a foreign investor exercised warrants to purchase 100,000 shares of common stock at $2.50 per share and paid consideration totaling $250,000.

During November of 2015, the Company issued additional convertible notes in the amount of $1.4 million bringing the total convertible notes outstanding to $4.7 million, net of a discount of $306,000. During November, 2015, the Company converted the carrying value of $4.7 million of convertible notes, plus $299,000 of interest owed to the holders into 800,000 shares of the Company’s common stock at $6.25 per share.

On January 15, 2016, we sold 26,533 shares of common stock at $8.00 per share for total cash consideration of $0.2 million to a private investor.

On February 19, 2016 and February 22, 2016, we sold a total of 40,002 shares of common stock at a price of $3.75 per share for total cash consideration of $150,000 to three of our independent directors.

During September 2016, the Company sold 754,954 shares of common stock at $4.00 per share in unregistered private placement for total cash consideration of $3.0 million to various investors.

As of September 30, 2016, private placement shares totaling 791,206 shares have not yet been issued due to certain administrative and documentation requirements. The shares are committed for issuance and are reflected as issued and outstanding on the books of the Company, but stock certificates were not issued as of September 30, 2016. The shares were included in the Company’s basic and diluted weighted average shares computation for the year ended September 30, 2016. Certificates for these shares committed for issuance will be issued during fiscal year 2017.

In addition, 113,950 shares of common stock awarded to employees and Directors as compensation in lieu of salaries and Director fees were also committed for issuance, and are not yet recorded on the books of the Company at par, stock certificates were not issued due to certain administrative and documentation requirements and they were not included in the Company’s basic and diluted weighted average shares computation for the year ended September 30, 2016. The Company recorded this obligation in Accounts Payable and Due to Related Party as of September 30, 2016. Certificates for these shares committed for issuance were issued on November 30, 2016.

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

Also refer to “Subsequent Events” section on page 43.

Cash in Foreign Subsidiaries

The Company has significant operations outside the United States. As a result, cash generated by and used in the Company's foreign operations is used only in amounts sufficient to pay general and administrative expenses in the US, or to fund certain US operational costs. As of September 30, 2016, the Company held approximately $8.4 million of unrestricted and approximately $1.0 million of restricted cash in foreign subsidiaries.

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

Critical Accounting Policies

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

DubLi Network, a wholly owned subsidiary of the Company has a global network marketing organization with Business Associate (“BA”) representatives in many countries throughout the world. The Company offers BAs a wide variety of products and services to sell to their customers, many of whom are also recruited to become Business Associates themselves. BAs earn commissions on sales of products and services that they sell directly, and earn commissions on “downstream” sales of products and services made by BAs that they recruit into the marketing network. The Company also offers various membership packages to customers and a program for business clients (“Partner program”) whereby customers are recruited by the Partner.

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

39

●

Membership subscription fees - (i) Effective April 2014 our BAs are required to purchase our membership subscription products for resale in the form of a qualifying VIP membership or VIP membership packages for BAs or membership packages for DubLi’s customers as described under item (ii) below. These membership subscription products have a shelf life of twelve months. Revenue is recognized ratably over a twelve-month period when any membership subscription product is activated or immediately upon expiry; and (ii) DubLi customers who purchase a VIP membership package pay on an annual basis. The monthly subscription fee is recorded as revenue in the respective period for which it was paid and the annual subscription fee is recognized ratably over the subscription period.

Multi-element Arrangements – When Dubli Network sells  business licenses, VIP membership vouchers, training and certification programs and marketing programs to BAs in bundles,  the transaction price is allocated to each component of Revenue in proportion to the stand-alone selling price. Stand-alone selling price is based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is determined based on the price charged where each deliverable is sold separately or a price set by management with the relevant authority.

At the end of the fourth quarter of fiscal 2015, the Company concluded that it had accumulated a sufficient level of historical data from a large pool of homogenous transactions to allow management to reasonably and objectively determine an estimated unused and expired VIP voucher rate and the pattern of VIP voucher redemptions. Under this method, revenue is recognized and the VIP voucher liability is derecognized for unredeemed VIP vouchers in proportion to actual VIP voucher redemptions. The Company believes this method is preferable to recognizing revenue on expiration or use, because it better reflects the VIP voucher earnings process. In accordance with Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” the Company concluded this accounting change represented a change in accounting estimate effected by a change in accounting principle and included a revision in expected redemptions based on VIP voucher redemption patterns. Accordingly, we accounted for the change as a change in estimate utilizing the cumulative catch-up method. The impact of the cumulative catch-up recorded at the end of the fourth quarter 2015 was to reduce VIP voucher deferred revenue and increase Revenue by approximately $9.3 million.

Membership Voucher Revenue is based on an analysis of estimated breakage and redemption effective rates.   The breakage percentage rates are estimated based on historical trends and are adjusted periodically based on actual breakage rates. Membership Voucher Revenue and Deferred Revenue calculations are based on a ratable/‘waterfall’ method whereby the monthly purchases are allocated between redeemed vouchers and estimated breakage. This allocation is then amortized over a 12-month period.  The allocations are based on actual experience from inception to the current date. Our evaluation of the redemption rates in 2016 revealed that the historical assumptions used in fiscal year 2015 should be changed.  In accordance with Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” the Company concluded this accounting change represented a change in accounting estimate. This change in our assumptions resulted in an increase in Revenue of approximately $575,000, a decrease in our Loss from operations of approximately $287,500 , a decrease in our Net loss of approximately $287,500 and a decrease in our Loss per share for the 2016 fiscal year by approximately $0.02/per share.

We believe it is appropriate to recognize revenues on this basis in order to more closely match revenue and related costs. We believe that the use of recent historical data is reasonable and appropriate because of the relative stability of the average actual number of VIP membership’s redeemed.

●	Commissions - The Company receives varying percentages in commission income earned from merchants participating in its online shopping malls. These commissions are calculated based upon the agreed rates with the participating merchants on all our customer's transactions processed through our online mall platform and are recognized on an accrual basis from data obtained from the merchant. A percentage of the commission income is payable, in the form of cash back, to the customer for all purchase transactions. The amount of cash back on the regular free membership is accrued as a reduction of commission income is the amount that is equivalent to the Cash Back paid to customers and is recognized at the time the commission income is recognized. The amount of cash back due to customers with the VIP membership is recorded as a Cost of Revenue. Commissions receivable from merchants is included in other receivables and prepaid expenses and total $120,000 and $480,000 for the years ended September 30, 2016 and 2015, respectively.

●	Advertising and marketing – The Company offers three advertising programs which are sold to BAs and/or Partners in advance of several planned television and telemarketing advertising campaigns to generate new DubLi.com shopping customers for our BAs and/or Partners. Revenues for the respective advertising and marketing programs are recognized at a fixed rate per customer allocated to BAs in accordance with the terms and obligations under the programs or upon expiration based upon the following criteria - (i) when the Business Associate became inactive for twelve months and redemption was deemed remote, (ii) when the BA accepted an exchange under any replacement program, or (iii) when waivers and releases were obtained from the BA.

Deferred Revenues

Deferred subscription fee revenues relate to unearned revenues associated with VIP memberships. The Company sells membership and payments are received in advance of customers using the membership.

Auctions (Discontinued operations)

Any remaining unused credits owned by Business Associates following the discontinuance of the Company’s reverse auction program in March 2013 have been reclassified as liabilities of discontinued operations. Unused credits associated with inactive BAs are recognized as revenues twelve months after the termination of the reverse auction program or when waivers and releases are obtained from BAs who have opted to accept any replacement program.

Cost of revenues

Cost of revenues are principally commissions based upon each BA’s volume of sales, any related subsequent/ “Down-line” sales by other BAs under the sponsoring BAs and purchase transactions through our shopping portal made by customers under the sponsoring BA. Commissions due to BAs at the time of such transaction are recorded as deferred costs until the corresponding revenues are recognized. From time-to-time we offer special incentive bonuses that are recognized when the BA meets the sales target goals or specific criteria, and are recorded as deferred costs which are then expensed ratably as the corresponding revenues are recognized.

Cost of revenues also includes commissions paid to Partners and Cash Back paid to customers that is in excess of Cash Back paid to customers with a free membership.

Commissions and other incremental direct costs including credit card processing fees in connection with the discontinued auction program are reported as cost of revenues under discontinued operations.

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

September 30, 2016:

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

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Share-Based Compensation, which requires the use of the fair value method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of the stock option grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on weighted average of the historical volatility of the Company’s common stock and selected peer group comparable volatilities and other factors estimated over the expected term of the options. The expected term of stock options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the US Treasury yield curve in effect at the time of grant for the period of the expected term. The Company reduces its stock compensation expense for actual forfeitures of unvested stock options and warrants in the period in which the forfeiture occurs.

Subsequent Events

During October 2016, the Company sold 255,000 shares of common stock at $4.00 per share in a private placement to a group of foreign investors totaling $1.02 million.

During October 2016, the Company’s shareholders approved the increase of its authorized shares of common stock to 200 million shares from 14 million shares and increased its authorized shares of common stock under the 2010 Omnibus Plan to 4.5 million from 3.0 million.

During November 2016, the Company sold 245,000 shares of common stock at $4.00 per share in a private placement to a group of foreign investors totaling $980,000.

On December 13, 2016, the Company acquired 40% of a Denmark-based company named Lani Pixels A/S (“Lani Pixels”). Lani Pixels will act as Ominto’s strategic content partner in the future. The transaction was structured in two parts:

(1) The Company entered into a Share Exchange Agreement with Lani Pixels A/S , pursuant to which Lani Pixels purchased one million two hundred eighty-five thousand seven hundred fourteen (1,285,714) shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), valued at $4.00 per share and in exchange therefor, Lani Pixels issued and/or transferred to the Company, all right, title, and interest in and to shares of Lani Pixels’ common stock that represents an aggregate of 20% of the issued and outstanding common stock of Lani Pixels on a fully diluted basis. In addition, the Company loaned Lani Pixels $500,000 and Lani Pixels issued a promissory note in the amount of $500,000 (“Note”) to the Company. The Note matures on October 31, 2017 and accrues interest at a rate of 3% per annum. The Company also purchased a senior secured debenture (the “Debenture”) from Lani Pixels in the amount of $2.0 million. The Debenture has a coupon of 5% per annum, payable semi-annually and a running fee that entitles the Company to 3% of the gross revenues from July 1, 2017 to and including December 31, 2025, paid semi-annually on February 12, 2018 for the preceding semi-annual period from July 1 through December 31. The Debenture matures on February 12, 2026 and has a call option under which the principal amount may be redeemed in whole from February 12, 2018 or on any consecutive coupon date thereafter.

(2) The Company entered into a Share Exchange Agreement with Kim Pagel (“Pagel”), pursuant to which Pagel transferred to the Company, all right, title, and interest in and to shares of Lani Pixels’ common stock that represents an aggregate of 20% of the issued and outstanding common stock of Lani Pixels on a fully diluted basis in exchange for one million one hundred forty-two thousand eight hundred fifty-seven (1,142,857) shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), valued at $4.00 per share, and an additional cash amount of $500,000.

On December 13, 2016 (“Closing Date”), the Company entered into a Share Exchange Agreement (“Agreement”) with Quant Systems, Inc. (“Quant”), pursuant to which Quant purchased eight hundred three thousand five hundred seventy-one (803,571) shares (the “Ominto Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), valued at $4.00 per share and in exchange therefor, Quant issued and/or transferred to the Company, all right, title, and interest in and to shares of Quant’s common stock that represents an aggregate of 18.75% of the issued and outstanding common stock of Quant on a fully diluted basis. Subject to the terms of the Agreement, the Company has the right, but not the obligation, to purchase up to four hundred one thousand seven hundred eighty-five (401,785) of the Ominto Shares from Quant in one or more transactions, commencing on the Closing Date for a period up to 12 months.

On December 13, 2016, the Company issued two hundred twenty-five thousand (225,000) shares of the Company’s common stock, par value $0.001 per share, valued at $4.00 per share to an unrelated third party in exchange for a $900,000 promissory note (the “Note”). The Note bears interest at 5% per annum and matures on February 14, 2017. The Note is secured by a personal guarantee and by a mortgage on a parcel of land.

Contractual Payment Obligations

At September 30, 2016, our contractual payment obligations consisted of the following:

Employment agreements

The Company has employment agreements with certain officers, which extend from 24 to 60 months, and are renewable for successive one year terms. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements as of September 30, 2016 are as follows:

September 2017	$1,278,000
September 2018	1,278,000
September 2019	1,278,000
September 2020	1,278,000
September 2021	927,000
Total	$6,039,000

Operating Leases

The Company leases its office premises located in Florida and is in the process of terminating its lease in Washington. The company terminated its leases in Oregon, Colorado and Utah during FY 2016. The initial terms of the Florida lease is for 39 months. Future minimum payments under the Florida lease as of September 30, 2016 is as follows:

September 2017	$162,885
September 2018	171,034
September 2019	174,483
September 2020	178,036
September 2021	181,695
Total	$868,133

Off-Balance Sheet Arrangements

Our significant off balance sheet transactions include liabilities associated with non-cancellable operating leases, employment contracts, and liabilities associated with certain indemnification and guarantee arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We have foreign operations in the United Arab Emirates, India, Germany and other countries. Revenue generated from foreign operations represented approximately 71% of total revenue in fiscal year 2016. Revenue and expenses related to our foreign operations are denominated in the functional currency of the foreign operations which minimizes the impact that fluctuations in exchange rates would have on net income or loss. We are subject to fluctuations in foreign currency exchange rates when transactions are denominated in currencies other than the function currencies. Such transactions were not material to our operations in fiscal year 2016. Translation gains and losses which are recorded in other comprehensive income or loss, result from translation of the asset and liabilities of our foreign subsidiaries into U.S. dollars. Foreign currency translation loss totaled $19,469 and approximately $1.3 million at September 30, 2016 and 2015, respectively. Our exposure to foreign currency risk could increase in the future if we continue to expand our operations outside of the U.S.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and notes thereto and the report of Mayer Hoffman McCann P.C., independent registered public accounting firm, are set forth on pages F-1 through F-25 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our CEO and CFO evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s Management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016 and 2015 and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management’s Report on Internal Control over Financial Reporting, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective.

However, corrective actions have been initiated for each internal control weakness as described below under the section “Management’s Report on Internal Control over Financial Reporting.”

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

Our CEO and CFO assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of September 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - An Integrated Framework (June 2013). Management concluded that, as of September 30, 2016 and 2015, our internal control over financial reporting was not effective because of the material weaknesses as described below:

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

As a result of the Company’s material weaknesses, material adjustments were required to be recorded to the Company’s consolidated financial statements for the year ended September 30, 2016 during the performance of the audit of those statements.

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

Remediation Plans

During the years ended September 30, 2015 and 2016, we:

(1)	Hired a new Interim CFO and additional qualified and experienced finance department personnel to enhance period end financial close and reporting; and

(2)	Continued the reorganization of our finance, accounting and other support staff to improve work flow and enhance internal controls;

(3)	Hired a Director of Compliance to evaluate and implement corrective action on our material weaknesses; and

(4)	Hired a Vice President of Information Technology to oversee and implement proper internal control over IT and our business operating systems.

In addition, we have improved or are in the process of improving our internal controls as follows:

Control Environment

(a)	We have implemented a whistle-blower program and are in the process of implementing other programs to identify and manage fraud risks;

(b)	Formalized job descriptions have been developed for all finance and accounting personnel that specifically:

(i)	identify required financial reporting roles, responsibilities, and necessary competencies; and
(ii)	clarify responsibilities for maintaining our internal controls over financial information; and

(c)	We have increased the utilization of the features and controls provided in our Enterprise Resource Planning (“ERP”) system and reduce the use of spreadsheets.

Monitoring of internal control over financial reporting, and, period end financial closing

(a)	We continue to review and improve our policies and procedures with respect to the review, supervision and monitoring of our accounting operations;

(b)	We are completing a risk assessment process in order to improve our monitoring function in conjunction with our ERP system; and

(c)	We are developing forecasts and plans by which our Management can measure achievement against formalized benchmarks.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our directors and executive officers, and their ages and positions as of December 8, 2016 are as follows:

Name	Age	Position
Michael Hansen	47	Director, Founder, Chief Executive Officer
Raoul Quijada	54	Interim Chief Financial Officer
Betina Dupont Sorensen	45	Chief Operating Officer
David C. Pollei (3)(2)	73	Chairman of Board of Directors
Gary S. Baughman (1)(3)	70	Director
Gregory J. Newell (1)(2)	67	Director
Mitch C. Hill (1)	57	Director
Peter H. Harris (2)(3)	53	Director

(1)	Audit Committee
(2)	Compensation Committee
(3)	Nominating and Corporate Governance Committee

Executive Officers

Michael Hansen, 47, is the Chief Executive Officer and Founder of the Company. Mr. Hansen was re-appointed as Chief Executive Officer on June 1, 2016. From September 15, 2015 to June 1, 2016, he served as the Executive Vice President, Development of the Company and a Director on the Board of Directors of the Company. He served as President and Chief Executive Officer of the Company's predecessor and served the same roles for the Company from 2003 until May, 2015, when Mr. Braiker was appointed. From May 2015 to September 2015, Mr. Hansen was Ominto’s chief strategist and conceptual developer. Early in his career, Mr. Hansen gained experience from his work in a variety of internationally recognized creative environments. Mr. Hansen holds a degree in mechanical engineering and in the late eighties and early nineties worked as a developer for the Danfoss Group. Later, he was recruited by LEGO and was responsible for theme world development spending much of his time designing and creating the highly successful Space Lego product line, which later developed into the Star Wars products. In 1996, he commenced his entrepreneurial career by developing a successful chain of Mexican themed franchise restaurants which he sold in 1999 to pursue a career in the network marketing industry where he achieved the highest sales associate ranking available in two US-based network marketing companies, in telecommunications and financial services. Mr. Hansen shares the same household as Ms. Betina Dupont Sorensen, and they have an adult child together.

Raoul Quijada, 54, was appointed by the Company’s Board of Directors on June 13, 2016 to serve as an Interim Chief Financial Officer (“CFO”) of the Company. Mr. Quijada is an employee of Resources Global Professionals, where he has served as a consultant since the beginning of 2016 and joined the Company on a contractual basis for up to twelve months from the effective date of his appointment. Mr. Quijada comes to the Company with over 20 years of experience bringing with him a significant record of leadership in several Fortune 500 Companies. Mr. Quijada started his career at Price Waterhouse Coopers LLP. Most recently, Mr. Quijada was employed by Afligo Marketing Services, Inc. where he served as the company’s Senior VP of Finance and Operations and was responsible for leading the functions of financial management and strategic planning as well as operations. Prior to that, he was the Senior Director of Finance at Newell Rubbermaid from 2005 through 2007, the Director of Strategic Planning & Analysis from 2003 to 2005, and the Director of Finance -LAC Division from 1998 to 2003. As a Certified Six Sigma and proficient in the Six Sigma/Lean Principles, Mr. Quijada has used his expertise in Operational Excellence to lead several initiatives to increase efficiencies through the implementation of different mechanisms designed to improve core processes and measure operational effectiveness. Mr. Quijada attended New York University and Concordia University with a double major in Business Administration & Finance and holds a Master of Business Administration from the University of St. Thomas – Graduate School of Business in Minneapolis MN, and a Certificate of Professional Achievement in Leadership & Management from the Kellogg School of Management - Evanston, IL. The Company may elect to hire Mr. Quijada as an employee after the payment of a hiring fee. Mr. Quijada does not have any family relationship with any director, executive officer, or person nominated or chosen to become a director or executive officer of the Company.

Andreas Kusche, 46, has served as General Counsel of the Company since October, 2009. From September, 2007, until October, 2009, Mr. Kusche served as head of legal services of our DubLi subsidiary and our related predecessor Internet auctions. He studied at the renowned Humboldt University in Berlin, as well as at the University of Alicante in Spain. Additionally, he launched a film production company and was a consultant to an international film fund. After completing his law studies, Mr. Kusche applied for admission as an attorney and joined the Härting firm, specialists in media law in Berlin. At Härting, he worked in the fields of national and international tax law, among other areas, and completed the tax law examination successfully. Mr. Kusche earned more than seven years of experience in advising media production companies, staying especially active in the fields of media finance and media funds.

Betina Dupont Sorensen, 45, is Chief Operating Officer of the Company effective September 1, 2016. From 2005 to 2016, Ms. Sorenson served as Chief Marketing Officer of our DubLi Network subsidiary, where she is responsible for all distribution, marketing and communications functions for DubLi Network’s Business Associates. She is also the manager of Ominto’s office in Dubai, the UAE. Early in her career, Ms. Sorenson was employed in a Danish marketing firm and spent two years with Modulex, a division of LEGO where she worked in the accounting and logistics department. As a seasoned business executive, she has owned her own restaurant and has also managed accounting and HR for several nightclubs in Denmark. Ms. Sorenson began her career in Network Marketing in the late 1990s, and spent three years building large organizations and customer bases for two US multi-level marketing companies. She has a Degree in Business Administration from Vejle Business College. She is fluent in Danish, English and German and is conversational in Spanish. Ms. Sorenson shares the same household as Mr. Hansen, and they have an adult child together.

Non-Employee Directors

David C. Pollei, 73, has served as our Chairman of the Board since June 2015, and brings strategic management and operational experience to Ominto as an investment banker and principal of Blair Cannon Financial (BCF), a strategic investment banking and marketing/communications advisory firm. In the time since his founding of BCF in 1983 to the present he has raised over a quarter of a billion dollars for online e-commerce, media, technology, education and communication businesses, He formerly served as President and CEO of DNDT, an online SAAS classified ad system, and as President of SISNA, (Ikano) an Internet service provider. Earlier in his career, he was a Vice President of Marketing for ABC Radio and has since advised major radio and TV stations in major markets on marketing and communications. He was also previously President of Shopping by Satellite (a forerunner to HSN/QVC) and has held executive and management positions with AT&E, which developed Seiko’s paging wristwatch, California News Syndicate and WaveShift – now maxpreps.com, which is operated by CBS Sports. Mr. Pollei lectures around the world and has been featured in The Wall Street Journal, Barron`s Billboard, Gannett and Electronic Media. Mr. Pollei holds a Bachelor of Arts from Brigham Young University in International Relations and French.

Gary S. Baughman, 70, has served as a Director since June 2015. During the last ten years he has been associated with a number of private equity firms including Centre Partners and Golub Capital, headquartered in New York City, Westar Capital in Costa Mesa California, and Gauge Capital, in Southlake, Texas. From 2009 to 2012 Mr. Baughman served as a mission president for the Mormon Church in Europe. From 2002 to 2008 Mr. Baughman was Chairman and CEO of Petmate, Inc., which was then largest non-food pet product company in America.  Prior to joining Petmate, Mr. Baughman was CEO of Fisher-Price, a wholly owned subsidiary of Mattel, Inc., where he led the company through a turnaround and return to profitability. Before joining Fisher-Price, he was CEO of Tyco Toys, Inc., then the world’s third largest toy company. Prior to joining Tyco, Mr. Baughman was President of the Little Tikes Co., a division of Rubbermaid, Inc. His executive background also includes being President of Evenflo Products Co., one of the world’s leading producers of juvenile products, where he led the company through a turnaround in sales and earnings.  He received his Bachelor of Arts degree from BYU and an MBA from the University of Michigan.

Gregory J. Newell, 67, has served as a Director since June 2015, and is currently President and Chief Executive Officer of International Commerce Development Corporation, which provides US and international companies with planning and execution of accelerated growth objectives. Since joining International Commerce Development Corporation in 1993, he supported the generation of $342 million in incremental revenue from Asia while serving as Interim Managing Director of International Development and Operations for an international company. In that position, he executed a strategy to access 24 Asian and European countries in five years and helped build a foundation for a successful IPO and $2.3 billion market capitalization. During his tenure, Mr. Newell also revived and completed groundbreaking projects (totaling $146 million) for a $9 billion publicly-traded corporation, establishing and maintaining credibility with government officials and investors in China and Europe. Throughout his career, Mr. Newell has successfully executed aggressive strategic international expansion plans for more than 90 enterprises. He is a former US Ambassador to Sweden and US Assistant Secretary of State for International Organization Affairs. Mr. Newell served in appointive positions for four US Presidents. Mr. Newell served as a member of the Board of Directors of Invisa, Inc. (OTC: INSA) from 2002 - 2015.

Mitchell C. Hill, 57, has served as a Director since June 2015, where he serves as Chairman of the Audit Committee. On January 26, 2016, Mr. Hill was elected as Interim Chief Executive Officer. Mr. Hill served as Interim CEO until June 1, 2016. He is the Co-Founder and Chief Financial Officer of Fortunato Capital Management, Inc., a real estate private equity firm. Prior to Fortunato, from 2013 to 2015, Mr. Hill was Executive Vice President and CFO of Alphaeon, Inc., a subsidiary of Strathspey Crown, LLC. Mr. Hill has an extensive and successful track record with private equity and venture capital-backed firms including his service as CFO of Cameron Health, Inc. from 2010 to 2012 (sold to Boston Scientific) and Visiogen Inc. from 2008-2010 (sold to Abbott Medical Optics). Earlier in his career, he was President and CFO of Buy.com Inc., a high-profile pioneer in early e-commerce solutions with annual sales of approximately $800 million, and Senior Vice President and CFO of Walt Disney Imagineering, a 3,000 person creative, technical and real estate/theme park development company. Mr. Hill also worked in the investment banking division of Goldman Sachs. Throughout his career he has supported startup launches, and has transformed companies from R&D phases and private capitalization to commercialization with manufacturing, marketing and sales, including preparation for initial public offerings. Mr. Hill received his MBA from Harvard Graduate School of Business Administration, with a focus in Finance, and his BS from Brigham Young University, Business Accounting, summa cum laude.

Peter H. Harris, 53, has served as a Director since June 2015.  Since 2013, Mr. Harris has served as the CEO of Spartan Education Group, the parent company of colleges that provide training in aviation maintenance, flight and related fields. During his career, he has held the position of CEO or COO at several companies owned by private equity firms, including the largest provider of domestic executive office suites, a national staffing firm, and the largest owner and operator of Jiffy Lube stores. His most recent CEO roles were at Eagle Hospital Physicians, a provider of hospitalist physician practice management services in more than 15 States in 2013; Pacific Interpreters, a provider of telephonic interpretation services in more than 200 languages for premier healthcare organizations from 2011 to 2012); and Active Day, the nation’s largest independent adult day services provider from 2009 to 2011.  Mr. Harris first served as a corporate officer while working for the largest provider of hospice care in the US In addition to executive roles at portfolio companies, he has served as a board member for more than a dozen companies across a wide range of industries. He is a seasoned executive who has demonstrated an ability to make positive changes in many types of businesses with customers across the nation and the globe. Mr. Harris received an honors undergraduate degree in Mathematical Methods in the Social Sciences and Political Science from Northwestern University and a Juris Doctorate from Harvard Law School, where he served as Editor - in - Chief of the Harvard Journal of Law & Public Policy.

Board Independence

Our securities are currently not listed on a national securities exchange or in an inter-dealer quotation system which has requirements that directors be independent. However, our Board annually determines the independence of each director, based on the independence criteria set forth in the listing standards of the Marketplace Rules of NASDAQ. In making its determinations, the Board considers all relevant facts and circumstances brought to its attention as well as information provided by the directors and a review of any relevant transactions or relationships between each director or any member of his or her family, and the Company, its senior management or our independent registered public accounting firm. Based on its review, the Board determined that Messrs. Baughman, Harris, Newell, and Pollei are independent under the NASDAQ criteria for independent board members.

Board Committees

Audit Committee

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The members of the Audit Committee are Messers. Hill (Chairman), Baughman, and Newell. Messrs. Baughman and Newell are independent under NASDAQ’s independence standards for audit committee members. The Board has determined that Mr. Hill is an “audit committee financial expert”, as defined by the rules of the SEC. The charter of the Audit Committee is available on our website at inc.ominto.com on the Investor Relations page.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are required to identify each person who was an officer, director or beneficial owner of more than 10% of our registered equity securities during our most recent fiscal year and who failed to file on a timely basis reports required by Section 16(a) of the Exchange Act. To our knowledge, based solely on review of these filings and written representations from the certain reporting persons, we believe that during the year ended September 30, 2016, our officers, directors and significant stockholders have timely filed the appropriate forms under Section 16(a) of the Exchange Act. Additionally, K Foundation, which beneficially owns 9.1% of our outstanding common stock, has not filed any forms under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below sets forth, for the period indicated, the compensation paid or granted by the Company to the named executive officers during the last two completed fiscal years.

Name and				Stock	Option	Non-Equity Incentive Plan	All Other Compensation
Principal Position	Year	Salary	Bonus	Awards (8)	Awards (9)	Compensation	(1)	Total

Michael Hansen*(2)
CEO (2016)	2016	288,000	-	-	-	-	60,000	348,000
President (2015)	2015	267,800	-	5,245,000	-	-	-	5,512,800

Ivan Braiker*(3)	2016	95,576	-	-	-	-	117,307	212,883
CEO and President	2015	162,692	-	-	1,473,961	-	-	1,636,653

Mitchell Hill* (4)	2016	95,000	-	-	-	-	41,815	136,815
Interim CEO

Raoul Quijada (5)
Interim CFO

Thomas Virgin (6)	2016	79,647	-	-	-	-	90,064	169,711
CFO	2015	102,244	-	-	589,584	-	-	691,828

Eric Nelson (7)	2015	150,000	-	-	-	-	77,019	227,019
CFO					-

Andreas Kusche	2016	180,000	-	-	-	-	44,076	224,076
General Counsel	2015	180,000	36,000	550,000	-	-	-	766,000

Betina Dupont Sorensen	2016	180,000	-	-	-	-	47,400	227,400
Chief Operating Officer	2015	180,000	-	550,000	-	-	-	730,000

* Member of the Board of Directors

(1)	All other compensation consists of salary paid in shares of common stock for Michael Hansen, Mitchell Hill, Andreas Kusche and Betina Dupont Sorensen; $100,000 in severance and $17,307 for accrued vacation paid to Ivan Braiker; $83,333 in severance and $6,731 for accrued vacation paid to Thomas Virgin; and $59,712 in severance and $17,307 for accrued vacation paid to Eric Nelson in connection with separation agreements.
(2)	Michael Hansen served as CEO and President from February 27, 2013 until May 5, 2015. From May 5, 2015 to September 14, 2015, Mr. Hansen served as a consultant to the Company without compensation, other than payment of business expenses. On September 15, 2015, Mr. Hansen entered into a new employment agreement with the Company to serve as Executive Vice President, Development. On June 1, 2016, Mr. Hansen was re-appointed CEO. On November 17, 2016, Mr. Hansen entered into a new employment agreement with the Company to serve as Chief Executive Officer. Stock awards in 2015 include compensation for prior years.
(3)	Ivan Braiker was appointed President and CEO on May 5, 2015 and ceased serving as President and CEO on January 26, 2016.
(4)	Mitchell Hill was appointed Interim CEO on January 26, 2016 and ceased serving as Interim CEO on June 1, 2016.
(5)	Raoul Quijada was appointed Interim CFO on June 13, 2016 and is paid through Resources Connection LLC (Resources Global Professionals). The Company paid a total of $113,953 to Resources Global Professionals for Mr. Quijada’s services during fiscal year 2016.
(6)	Thomas Virgin was appointed CFO on May 5, 2015 and ceased serving as CFO on January 26, 2016.
(7)	Eric Nelson ceased serving as CFO on May 5, 2015.
(8)	Stock Awards reflect the fair value of the award on the grant date in accordance with FASB ASC Topic 718.
(9)	Option Awards reflect the aggregate fair value on the grant date in accordance with FASB ASC Topic 718. These amounts are not paid to or realized by the officer. Assumptions used in the calculation of these values are included in Note 16, “Stock-based Compensation,” to our audited financial statements included in this Annual Report.

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

In August 2015, we granted Mr. Hansen 800,000 restricted shares in recognition of past efforts on behalf of the Company. A large portion of these shares was approved in 2014 by a prior Board of Directors, but not issued for reasons unrelated to the services performed by Mr. Hansen. From May 5, 2015 to September 14, 2015, Mr. Hansen served as a consultant to the Company without compensation, other than payment of business expenses. On September 15, 2015, Mr. Hansen entered into a new employment agreement with the Company to serve as Executive Vice President Development for an initial term of five years, renewable for each successive one-year period. Under the new employment agreement, Mr. Hansen is paid an annual base salary of $240,000 and is due a severance payment of six months of base salary if he is terminated without cause. Mr. Hansen was also granted the right to 100,000 shares of the Company’s common stock which vest in 60 equal monthly installments. The common stock is restricted stock. In addition, we may pay additional salary from time to time and award bonuses in cash, stock or stock options or other property and services to Mr. Hansen. Mr. Hansen will be restricted from competing with the Company during the course of his employment and for a period of one year after his employment has been terminated. Effective June 1, 2016, Mr. Hansen was appointed Chief Executive Officer and President of the Company, to serve until his successor is duly elected, qualified and seated or until his earlier resignation or removal.

Effective November 17, 2016, the Company entered into a new Employment Agreement with Mr. Hansen. that supersedes the prior employment agreement between the Company and Mr. Hansen, dated September 14, 2015. Under the new Employment Agreement, Mr. Hansen will serve as the CEO for an initial five (5) year term, after which time, the new Employment Agreement shall continue on a year-to-year basis if not terminated by the parties. Pursuant to the terms of the new Employment Agreement, Mr. Hansen’s base salary is $360,000 per year and Mr. Hansen will be eligible to receive an annual incentive bonus of up to 100% of the base salary, as determined by the Board in its sole discretion. Mr. Hansen shall also receive a grant of 500,000 shares of restricted common stock which shall vest on the later of (i) January 1, 2017; (ii) three (3) business days after the listing of the Company’s common stock on the NASDAQ Capital Market; or (iii) such other date as may be approved by the Board.

The Company may pay Mr. Hansen additional salary from time to time, and award bonuses in cash, stock or stock options or other property and services. In the event he is terminated without cause or leaves the Company for good reason, Mr. Hansen is entitled to twelve (12) months’ of severance pay, or twenty-four (24) months if such termination occurs within twenty-four (24) months following a change in control, subject to the provisions in the Employment Agreement, and payable in accordance with the Company’s normal payroll. Unless otherwise approved by the Board, Mr. Hansen shall not be entitled to accelerated vesting or any other enhanced benefits with respect to any awards under any Ominto Equity Plan, or any enhanced severance benefits under this Agreement or otherwise, as a result of a change in control (or any similar event).

Ivan Braiker

Effective May 5, 2015, Mr. Braiker entered into an employment agreement with the Company to serve as Chief Executive Officer and President for an initial term of five years, renewable for each successive one-year period. Under the employment agreement, Mr. Braiker was paid an annual base salary of $300,000. Mr. Braiker was also granted the right to 250,000 options to purchase the Company’s common stock which were scheduled to vest in 60 equal monthly installments. The options had an exercise price of $9.50 per share. Mr. Braiker is restricted from competing with the Company during the course of his employment and for a period of one year after his employment has been terminated. On January 26, 2016, the Company accepted Mr. Braiker’s resignation from the Company as its CEO/President and from the Board of Directors and Mr. Braiker received his salary for a four-month period.

Raoul Quijada

Effective June 13, 2016, the Board of Directors appointed Raoul Quijada to serve as the interim Chief Financial Officer of the Company. Mr. Quijada, age 54, is an employee of Resources Global Professionals, where he has served as a consultant since the beginning of 2016, and joined the Company on a contractual basis for up to twelve months from the effective date of his appointment. Mr. Quijada comes to Ominto Inc. with over 20-years of experience bringing with him a significant record of leadership in several Fortune 500 Companies. The Company paid a total of $113,953 to Resources Global Professionals for Mr. Quijada’s services during fiscal year 2016. Mr. Quijada does not have any family relationship with any director, executive officer, or person nominated or chosen to become a director or executive officer of the Company.

Thomas J. Virgin

Effective May 5, 2015, Mr. Virgin entered into an employment agreement with the Company to serve as Chief Financial Officer for an initial term of five years, renewable for each successive one-year period. Under the employment agreement, Mr. Virgin was paid an annual base salary of $250,000. Mr. Virgin was also granted the right to 100,000 options to purchase the Company’s common stock which were scheduled to vest in 60 equal monthly installments. The options had an exercise price of $9.50 per share. Mr. Virgin is restricted from competing with the Company during the course of his employment and for a period of one year after his employment has been terminated. Mr. Virgin ceased serving as Chief Financial Officer on January 26, 2016 and received his salary for a four-month period.

Eric Nelson

Effective February 26, 2013, Eric Nelson was appointed as Chief Financial Officer and entered into an employment agreement with the Company for an initial term of five years, renewable automatically for an additional one-year term, unless terminated in accordance with the terms of the agreement. Mr. Nelson’s agreement provided for an annual base salary of $225,000. The agreement also contained non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions survive for a period of twelve months following the date of termination of Mr. Nelson’s employment with the Company. Mr. Nelson was entitled to severance benefits under the employment agreement. Mr. Nelson ceased serving as the Company’s Chief Financial Officer as of May 5, 2015. Mr. Nelson remained with the Company until the end of May to assist with transition matters. The Company and Mr. Nelson entered into a separation agreement whereby Mr. Nelson received compensation for a three-month period and Mr. Nelson was issued an option to purchase 50,000 shares of common stock for $9.50 per share.

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

On October 1, 2013, CG extended Mr. Kusche's employment agreement for two years. As of October 1, 2015, the Company’s Dubli subsidiary entered into a consulting agreement with a Dubai company owned by Mr. Kusche whereby the consulting company agrees to provide full time services of Mr. Kusche on the same terms and conditions as the prior employment agreement. The annual compensation is $180,000.

Betina Dupont Sorensen

Effective October 1, 2009, Betina Dupont Sorensen, Chief Marketing Officer of our DubLi Network subsidiary, entered into an employment agreement with CG and its subsidiaries. This agreement had an initial term of three years and was automatically renewable for an additional one-year term, unless terminated in accordance with the terms of the agreement. The agreement provided for a monthly base salary of 7,500€ to be reviewed annually and a minimum annual bonus of 15% of Ms. Sorensen’s annual base salary. The agreement also provides for a minimum automobile allowance in the amount of 800€ per month, insurance on any vehicle covered by the automobile allowance, vacation, participation in all benefit plans offered by us to our executives and the reimbursement of reasonable business expenses. The agreement also contains non-disclosure, non-solicitation and non-compete restrictions. The non-solicitation and non-compete restrictions survive for a period of eighteen months following the date of termination of Ms. Sorensen’s employment with the Company. On October 1, 2013, CG extended Ms. Sorensen’s employment agreement for two years. On October 1, 2015, the agreement was extended again for an additional one-year term. As of October 1, 2015, the Company’s DubLi subsidiary entered into a consulting agreement with a Dubai company owned by Ms. Sorensen whereby the consulting company agrees to provide full time services of Ms. Sorensen on the same terms and conditions as the prior employment agreement. The annual compensation is $180,000.

On September 1, 2016, Ms. Sorensen entered into a new employment agreement with the Company which superseded her previous agreement and appointed her as Chief Operating Officer for a term of five years, renewable for each successive one-year period. Under the employment agreement, Ms. Sorensen is paid an annual base salary of $240,000 and is due a severance payment of three months of base salary in the event she is terminated without cause in the first 12 months of her employment, which shall increase to six months of base salary if terminated thereafter. Ms. Sorensen was also granted 300,000 shares of restricted common stock in December 2016 which shall vest in sixty (60) equal monthly installments. The restricted common stock shall have an exercisable price equal to the market price of the Company’s common stock on the date the stock was approved by the Board of Directors.

Thomas Vogl

Effective August 24, 2015, Mr. Vogl entered into an employment agreement with the Company to serve as Chief Marketing Officer for an initial term of five years, renewable for each successive one-year period. Under the employment agreement, Mr. Vogl was paid an annual base salary of $215,000. Mr. Vogl was also granted the right to 100,000 options to purchase the Company’s common stock which were scheduled to vest in 60 equal monthly installments. The options have an exercise price of $5.50 per share. Mr. Vogl is restricted from competing with the Company during the course of his employment and for a period of one year after his employment has been terminated. On February 1, 2016, the Company and Mr. Vogl entered into a Separation Agreement whereby Mr. Vogl received compensation for four months.

Jeffrey Schuett

Effective October 28, 2015, Mr. Schuett entered into an employment agreement with the Company to serve as Executive Vice President of Operations and Solutions Development for an initial term of five years, renewable for each successive one-year period. Under the employment agreement, Mr. Schuett was paid an annual base salary of $250,000. Mr. Schuett was also granted the right to 100,000 options to purchase the Company’s common stock which was scheduled to vest in 12 equal quarterly installments. The options have an exercise price of $7.00 per share. Mr. Schuett is restricted from competing with the Company during the course of his employment and for a period of one year after his employment has been terminated. On January 25, 2016, the Company and Mr. Schuett entered into a Separation Agreement whereby Mr. Schuett received compensation for four months.

Mitchell Hill

Mr. Hill, who also serves as a Director of the Company and has served as Chairman of the Audit Committee, was appointed Interim CEO by the Company's Board of Directors on January 26, 2016 and ceased serving as Interim CEO on June 1, 2016. Mr. Hill is the Co-Founder and Chief Financial Officer of Fortunato Capital Management, Inc., a real estate private equity firm. Prior to Fortunato, from 2013 to 2015, Mr. Hill was Executive Vice President and CFO of Alphaeon, Inc., a subsidiary of Strathspey Crown, LLC. Mr. Hill has an extensive and successful track record with private equity and venture capital-backed firms including his service as CFO of Cameron Health, Inc. from 2010 to 2012 (sold to Boston Scientific) and Visiogen Inc. from 2008-2010 (sold to Abbott Medical Optics).

Equity Compensation Arrangements

2010 Omnibus Equity Compensation Plan

The Company has a single plan for granting equity incentives – the 2010 Omnibus Equity Compensation Plan (the “Plan”). The Plan was approved on September 30, 2010 by Michael Hansen, who held a majority of voting power at the time and by the Company’s Board of Directors. The Plan, as adopted, had an aggregate limit of 1 million shares of common stock for all awards. In April 2015, Michael Hansen, who still held a majority of voting power, approved a 2 million share increase, raising the total number of shares of common stock issuable under Plan awards to 3 million. The increase in the number of shares took effect on June 9, 2015, or 20 days after an information statement was delivered to the stockholders. The information statement constituted both approval of the Plan and the increase in number of issuable shares by the shareholders under the 1934 Exchange Act. A copy of the Plan was part of the information statement delivered to the stockholders.

Also refer to “Subsequent Events” section on page 43 for additional information about shares authorized in the 2010 Omnibus Equity Compensation Plan.

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

September 30, 2016
Initially reserved	1,000,000
Additionally reserved - board and stockholder action	2,000,000
3,000,000

Options granted since inception, net of exercised, forfeited, expired or cancelled	440,968

Stock options exercised and stock grants issued since inception	1,977,747
Available for issuance under the Plan*	581,285

*	excludes options pending for issuance in October, 2016.

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

Outstanding Equity Awards

The following table provides information as of September 30, 2016, regarding equity awards held by each of our named executive officers.

Option Awards
	# of Securities Underlying Unexercised Options (# Exercisable)	# of Securities Underlying Unexercised Options (# Un-exercisable)	Equity Incentive Plan Awards: # of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($/sh)	Option Expiration Date

Michael Hansen	-	-	-	-	-
Andreas Kusche	-	-	-	-	-
Betina Dupont Sorensen	-	-	-	-	-
Raoul Quijada
Mitch Hill	15,000	5,000	-	5.50	7/30/22

	Restricted Stock Awards
	Market value of shares of units of stock that have not vested	# of Securities Unvested (# non- transferable)		Equity Incentive Plan Awards: # of Securities Underlying Unvested(#)

Michael Hansen	$260,800	80,000	(1)	-
Andreas Kusche	$81,500	25,000	(2)	-
Betina Dupont Sorensen	$81,500	25,000	(2)	-
Raoul Quijada	-	-		-
Mitch Hill	-	-		-

(1)	Mr. Hansen's restricted stock grant was issued in September 2015, and shares vest in 60 equal monthly installments.
(2)	Mr. Kusche’s and Ms. Dupont Sorensen’s restricted stock grants were issued in August 2015. The restricted stock grants vest as follows: 50,000 shares vested on the grant date and the remaining 50,000 vest in 8 equal quarterly installments.

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

Employment, Severance and Change in Control Agreements

Hansen

Our new Employment Agreement with Mr. Hansen dated November 17, 2016 provides that upon termination of his employment by the Company, other than for “cause,” or by him for “good reason,” he is entitled to receive any unpaid salary, bonus and unreimbursed expenses plus severance payments paid in accordance with Company’s payroll in the amount of 12 months of base salary (as then in effect). Mr. Hansen has been granted 500,000 shares of restricted common stock which shall vest on the later of (i) January 1, 2017; (ii) three (3) business days after the listing of the Company’s common stock on the NASDAQ Capital Market; or (iii) such other date as may be approved by the Board.

Mr. Hansen is entitled to twenty-four (24) months of severance pay if such termination occurs within twenty-four (24) months following a change in control, subject to the provisions in the Employment Agreement, and payable in accordance with the Company’s normal payroll. Unless otherwise approved by the Board, Mr. Hansen shall not be entitled to accelerated vesting or any other enhanced benefits with respect to any awards under any Ominto Equity Plan, or any enhanced severance benefits under this Agreement or otherwise, as a result of a change in control (or any similar event).

Kusche and Sorenson

We entered into an employment agreement with each of Andreas Kusche and Betina Dupont Sorensen that was previously extended until September 30, 2016. The original agreements provided that upon termination of employment by the Company, other than for “cause,” or “disability” each was entitled to receive any unpaid salary, bonus and unreimbursed expenses plus severance payments equal to (i) pro rata bonus for the fiscal year of termination based on actual performance through the end of the applicable fiscal year and the number of days that elapsed in the fiscal year through the date of termination, (ii) 18 monthly payments of base salary and target annual bonus following termination, (iii) continuation of medical benefits for 18 months, and (iv) accelerated vesting of any outstanding options or stock awards. Upon termination upon death or disability, each would receive the above described benefits except that no base salary and or target annual bonus would be due. As of October 1, 2015, we entered into a replacement agreement with a consulting company owned by each of them, and the replacement agreement reduced the severance upon termination from 18 months to 6 months to comport with the severance provided to the other executive officers of the Company.

On September 1, 2016, Ms. Sorensen entered into a new employment agreement with the Company which superseded her previous agreement and appointed her as Chief Operating Officer for a term of five years, renewable for each successive one-year period. Under the employment agreement, Ms. Sorensen is paid an annual base salary of $240,000 and is due a severance payment of three months of base salary in the event she is terminated without cause in the first 12 months of her employment, which shall increase to six months of base salary if terminated thereafter.

Director Compensation

Non-employee directors receive $3,000 per month until April 1, 2015, when compensation for them was reduced to $2,500 per month. The Chairman of the Board receives $5,000 per month. No additional compensation is paid for participation in Board committees. In September 2015, each non-employee director was granted an option to purchase 20,000 shares of our common stock, vesting one third on grant, and the balance vesting quarterly over two years. In addition, our Chairman was awarded an additional option to purchase 40,000 shares of our common stock for additional services as Chairman, which vested in full on the grant date. No stock options were granted during the 2016 fiscal year to non-employee directors.

The Company had an advisory board composed of between four to ten business experts who were previously compensated at a rate of $1,500 per month. The Company’s advisory board was dissolved effective April 1, 2016. In August 2015, each member of the advisory board was granted an option to purchase 10,000 shares of our common stock, vesting in 12 equal quarterly installments. The advisory board members were: Bradley Thatcher, Enoch Palmer, Michael Lohner, William Flury and Ajay Pahwa. No stock options were granted during the 2016 fiscal year to non-employee advisory board members.

We reimburse all directors for travel and other necessary business expenses incurred in the performance of director services and extend coverage to them under our directors’ and officers’ indemnity insurance policies.

Director Compensation Table

The following table sets forth compensation received by our non-employee directors in the fiscal year ended September 30, 2016.

	Fees Earned or	Stock	Option
Director*	Paid in Cash	Awards	Awards	Other(3)	Total
David C. Pollei(1)	$60,000	$-	$-	$15,000	$75,000
Gray S. Baughman	33,000	-	-	9,000	42,000
Gregory J. Newell	30,000	-	-	9,000	39,000
Mitch C. Hill(2)	9,000	-	-	-	9,000
Peter H. Harris	30,000	-	-	9,000	39,000

*	Mr. Hansen received no additional compensation for serving as a director or serving on committees of the Board or for special assignments during the period reflected because each was then an employee.
(1)	Mr. Pollei received $25,000 for consulting services during fiscal 2016.
(2)	Mitch Hill served as the Company’s Interim CEO from January 26, 2016 to June 1, 2016 and did not receive additional compensation for serving as a Director during that time.
(3)	Amounts reflect Board fees for January 2016 to March 2016 which were paid in shares of common stock on November 30, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table is based on information provided to us or filed with the SEC by our directors, executive officers and principal stockholders. Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. Shares of common stock issuable upon vesting of restricted stock, or exercise or conversion of options, warrants or promissory notes that are currently exercisable or convertible or are vesting, exercisable or convertible within 60 days after September 30, 2016 are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage of any other stockholder. The percentage of shares owned is calculated based upon 13,386,538 outstanding shares. Unless otherwise indicated, the address for each stockholder listed in the following table is c/o Ominto, Inc. at 1515 S. Federal Highway, Suite 307, Boca Raton, Florida 33432.

Common Stock

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class Owned (%)
Officers and Directors

Michael Hansen (2)	2,834,494	21.1%
Betina Dupont Sorensen (3)	204,883	1.5%
Andreas Kusche (4)	181,879	1.4%
Gregory J. Newell (5)	21,755	*
David C. Pollei (6)	89,314	*
Gary S. Baughman (7)	35,089	*
Mitch Hill (8)	95,904	*
Peter Harris (9)	35,089	*
Total	3,498,407	25.4%
Officers and directors as a group - 8 persons)

5% or greater holders

K Foundation (10)	1,221,052	9.1%
Joseph Saouma (11)	800,000	6.0%
Ominto Invest ApS (12)	790,000	5.9%
Sleiman Chamoun (13)	768,000	5.7%

Total Affiliates	3,579,052	26.7%

* Less Than 1% of Class Owned

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon exercise of options and warrants and upon conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days from the date hereof have been exercised or converted.
(2)	Mr. Hansen holds 1,973,633 shares of common stock and 1,400,000 shares of common stock underlying a grant of restricted stock; of which 460,835 have expired, 839,165 shares have been issued and 21,666 shares are vested but unissued and shall vest within 60 days from the date hereof. Mr. Hansen disclaims a pecuniary interest in shares of common stock held by Ms. Sorensen or their adult child who shares their household. As a member of Ms. Sorensen’s household, Mr. Hansen may be deemed to have a pecuniary interest in any shares held by Ms. Sorensen or their adult child sharing their household. Mr. Hansen’s address is Arabian Ranches Polo Homes, Villa 20, Dubai, U.A.E.
(3)	Includes 13,633 of shares of common stock and 210,000 shares underlying aa grant of restricted stock; of which 150,000 shares have been issued, 25,000 shares underlie vested stock swards, and 16,250 shares will vest within 60 days of the date hereof. Ms. Sorensen disclaims a pecuniary interest in any other shares of common stock, including those shares of common stock held by Mr. Hansen and their adult child who shares their household. As a member of Mr. Hansen’s household, Ms. Sorensen may be deemed to have a pecuniary interest in any shares held by Mr. Hansen or their adult child. Ms. Sorensen’s address is Arabian Ranches Polo Homes, Villa 20, Dubai, U.A.E.
(4)

Includes 12,629 shares of common stock and 188,000 shares underlying a grant of restricted shares of common stock; of which 138,000 shares have been issued, 25,000 shares underlie vested stock awards and 6,250 shares will vest within 60 days of the date hereof. Mr. Kusche’s address is Norton Court I, Apt 010, P.O. Box 644783, U.A.E.

(5)	Includes 2,588 shares of common stock and 24,167 shares underlying option grants; of which 13,333 shares have vested but have not been issued, and 5,834 shares will vest within 60 days of September 30, 2016.
(6)	Includes 4,314 shares of common stock and 100,000 shares underlying an option grant; of which 80,000 shares have vested but have not been issued, and 5,0000 shares will vest within 60 days of September 30, 2016.
(7)	Includes 15,922 shares of common stock, and 24,167 shares underlying option grants; of which 13,333 shares have vested but have not been issued, and 5,834 shares will vest within 60 days of September 30, 2016.
(8)	Includes 26,402 shares of common stock and 64,095 shares underlying option grants/ of which 13,333 shares have vested but have not been issued, and 45,762 shares will vest within 60 days of September 30, 2016.
(9)	Includes 15,922 shares of common stock and 24,167 shares underlying option grants; of which 13, 333 shares have vested but have not been issued, and 4,167 shares will vest within 60 days of September 30, 2016.
(10)	Includes 80,000 shares owned by Tom Kajaer, who is the parent of the minor beneficiaries of K Foundation and brother of Soren Kajaer, the protector of the Foundation. Also includes 223,052 shares owned by Kjaer Holding, which is controlled by Tom Kajaer. K Foundation is controlled by, and shares are voted by, Soren Kjaer. The beneficial owners of K Foundation are Phillip Kjaer and Frederik Kjaer who are minors. The foundation’s address is Mayee Management Limited 19/F., Seaview Commercial Building 21-24 Connaught Road West, Hong Kong.
(11)	Includes 800,000 shares of common stock. Mr. Saouma’s address is Amine Gemayel Street, 226, Beirut, Achrafleh, Lebanon.
(12)	Includes 640,000 shares of common stock held by Ominto Invest Aps and 150,000 shares of common stock underlying restricted shares held by Paseco ApS, an entity under common control with Ominto Invest ApS. Ominto Invest Aps is controlled by Mr. Ole Ailgaard and its address is c/o Ole Abildgaard, Dan Fourershes 3 5580 NRAABY Denmark.
(13)	Includes 768,000 shares of common stock. Mr. Chamoun’s address is Villa Chamoun, Vazzat El Bwar Fatka, Lebanon.

Super Voting Preferred stock:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership Before Offering (1)	Percentage of Class Owned Before Offering (%)	Amount and Nature of Beneficial Ownership After Offering (1)	Percentage of Class Owned After Offering (%)

Michael Hansen (1)	185,000	100%	100.0	100.0

(1)	Consists of 185,000 shares of “Super Voting Preferred Stock” which is entitled to 40 votes per share. Each share of preferred stock is convertible into one share of common stock upon the earlier of a “Change in Control Transaction” approved by the stockholders of the Company or a transfer of any such share of preferred stock or August 17, 2017.

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

Transactions with Mr. Hansen and the Board

	Year ended September 30, 2016	Year ended September 30, 2015
Amounts due for advances by Mr. Hansen	$269,978	$397,480
Amounts due for services rendered	50,000	27,762
	$319,978	$425,242

Amounts due for advances by Mr. Hansen resulted from Mr. Hansen advancing funds to the Company to meet operating expenses. Amounts due for services rendered is accrued compensation due to the officers of the Company and unpaid Board of Directors fees. Amounts due for advances and services rendered are non-interest bearing and have no terms of repayment.

During fiscal year 2016, the Company repaid $397,000 of advances owed to Mr. Hansen.). As of September 30, 2016, the Company owed Mr. Hansen approximately $269,000 for advances. In addition, the Company owed Mr. Hansen $50,000 for services rendered at September 30, 2016.

Mr. Hansen and Ms. Sorensen share a household and have an adult child who shares their household.

Transactions with 5% or Greater Holders

Mr. Sleiman Chamoun, a former lender to the Company and holder of greater than 5% of our outstanding common stock, invested $500,000 in a private placement on August 14, 2015. He purchased 100,000 restricted shares of our common stock at $5.00 per share and received a warrant to purchase 100,000 shares of common stock at a $2.50 per share. The warrant was exercisable for 60 days following issuance, and was exercised in October 2015 prior to its expiration for consideration totaling $250,000.

Director Independence

Our Board of Directors annually determines the independence of each director, based on the independence criteria set forth in the listing standards of the Marketplace Rules of NASDAQ. Based on its review, the Board determined that Messrs. Baughman, Harris, Newell, and Pollei are independent under the NASDAQ criteria for independent board members.

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

Fees of the Independent Registered Public Accounting Firm’s

The following table shows the aggregate fees billed to the Company by our independent registered public accounting firms for services rendered during the years ended September 30, 2016 and 2015.

	2016	2015
Audit fees (1)	$401,893	$445,655
Tax fees	11,750	-
All other fees	4,945	19,820
Total fees	$418,588	$465,475

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Ominto, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Ominto, Inc. and subsidiaries (collectively, the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, accumulated comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the two years in the period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ominto, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Mayer Hoffman McCann P.C.

Boca Raton, Florida

December 29, 2016

Ominto, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$9,596,394	$3,531,124
Restricted cash	1,997,921	1,434,699
Other receivables and prepaid expenses	573,958	480,268
Deferred costs	7,431,751	4,061,592

Total current assets	19,600,024	9,507,683
Property and equipment, net	2,042,316	1,550,390
Other assets	42,471	-

TOTAL ASSETS	$21,684,811	$11,058,073

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities
Accounts payable	$1,560,001	$1,166,684
Amounts payable to Business Associates	5,114,675	1,973,216
Customer deposits	2,829,220	1,948,030
Other payables and accrued liabilities	3,129,671	2,335,217
Derivative liability	-	715,575
Note payable	-	3,301,224
Amounts due to related parties	539,438	425,242
Deferred subscription fee revenues	13,111,338	8,233,180
Deferred advertising revenues	2,897,835	42,260
Liabilities of discontinued operations	26,975	58,857

Total current liabilities	29,209,153	20,199,485

TOTAL LIABILITIES	29,209,153	20,199,485

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock
25 million shares authorized, $0.01 par value, 185,000 shares issued and outstanding	1,850	1,850
Common stock
14 million shares authorized, $0.001 par value, 13.4 million (2016) and 11.0 million (2015) shares issued and outstanding (200 million shares currently authorized)	13,386	11,008
Additional paid-in-capital	51,120,663	39,185,136
Accumulated other comprehensive income	936,705	956,174
Accumulated deficit	(59,596,946)	(49,295,580)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(7,524,342)	(9,141,412)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$21,684,811	$11,058,073

See accompanying notes to consolidated financial statements

Ominto, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended September 30,
	2016	2015
Revenues:
Business license fees	$2,896,616	$4,613,469
Membership subscription fees and commission income	14,261,671	15,503,048
Advertising and marketing programs	151,066	979,446
Other	387,109	193,292

	17,696,462	21,289,255
Cost of revenues	10,824,832	13,101,834

Gross income	6,871,630	8,187,421
Selling, general and administrative expenses	17,454,406	19,591,698
Software impairment charges	-	324,335

Loss from operations	(10,582,776)	(11,728,612)
Interest expense	298,827	98,122
Decrease/(Increase) in fair value of derivative liability	(549,656)	409,026

Loss before income taxes	(10,331,947)	(12,235,760)
Income taxes	-	-

Loss from continuing operations	(10,331,947)	(12,235,760)
Income from discontinued operations, net of taxes	30,581	540,170

Net loss	$(10,301,366)	$(11,695,590)

Income/(loss) per share

Basic and diluted:
Continuing operations	$(0.85)	$(1.35)
Discontinued operations	$0.00	$0.06
Total loss per share	$(0.85)	$(1.29)

Weighted average common shares outstanding
Basic and diluted	12,053,382	9,049,877

See accompanying notes to consolidated financial statements

F-3

Ominto, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	For the years ended September 30,
	2016	2015

Net loss	$(10,301,366)	$(11,695,590)
Foreign currency translation adjustment	(19,469)	1,309,225

Comprehensive loss	$(10,320,835)	$(10,386,365)

See accompanying notes to consolidated financial statements

Ominto, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

						Accumulated
	Preferred stock		Common stock		Additional	other		Total
	Shares	Par	Shares	Par	paid-in	comprehensive	Accumulated	equity
	outstanding	value	outstanding	value	capital	income (loss)	deficit	(deficit)
Balance, September 30, 2014	185,000	1,850	8,644,093	8,644	25,539,401	(353,051)	(37,599,990)	(12,403,146)
Stock based compensation	-	-	-	-	1,296,099	-	-	1,296,099
Common stock issuances for services	-	-	1,062,978	1,064	5,850,936	-	-	5,852,000
Private Placements	-	-	900,000	900	4,499,100	-	-	4,500,000
Debt Conversion	-	-	400,000	400	1,999,600	-	-	2,000,000
Foreign currency translation adjustment	-	-	-	-	-	1,309,225	-	1,309,225
Net loss	-	-	-	-	-	-	(11,695,590)	(11,695,590)

Balance, September 30, 2015	185,000	1,850	11,007,071	11,008	39,185,136	956,174	(49,295,580)	(9,141,412)

Stock based compensation	-	-	-	-	1,086,831	-	-	1,086,831
Common stock issuance for services	-	-	656,533	656	2,053,564	-	-	2,054,220
Private Placements	-	-	821,489	821	3,380,113	-	-	3,380,934
Conversion of debt and derivative liability	-	-	800,000	800	5,165,119	-	-	5,165,919
Exercise of warrant	-	-	100,000	100	249,900	-	-	250,000
Adjustment reverse stock split	-	-	1,445	1	-	-	-	1
Foreign currency translation adjustment	-	-	-	-	-	(19,469)	-	(19,469)
Net loss	-	-	-	-	-		(10,301,366)	(10,301,366)

Balance, September 30, 2016	185,000	$1,850	13,386,538	$13,386	$51,120,663	$936,705	$(59,596,946)	$(7,524,342)

See accompanying notes to consolidated financial statements

Ominto, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss from continuing operations	$(10,331,947)	$(12,235,760)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	227,959	198,917
Provision for bad debts	448,081	123,541
Software impairment charges	-	324,335
Loss/(gain) on disposition of property and equipment	9,348	(17,321)
Reversal of estimated expense accrual	(191,312)	-
Stock based compensation	1,086,831	1,296,099
Common stock issuances for services	2,054,220	5,852,000
(Increase) decrease in fair value of derivative liability	(549,656)	409,026
Changes in operating assets and liabilities:
Restricted cash	(557,948)	(774,076)
Other receivables and prepaid expenses	(538,365)	(77,526)
Deferred costs	(3,348,512)	(2,003,691)
Other assets	(42,471)	45,045
Accounts payable	852,234	(626,265)
Amounts payable to Business Associates	3,303,871	297,066
Customer deposits	875,048	1,037,080
Other payables and accrued liabilities	599,041	280,585
Amounts due to related parties	141,958	(998,918)
Deferred subscription fee revenues	4,855,405	2,661,951
Deferred advertising revenues	2,828,640	(1,019,146)

Net cash flows from continuing operations	1,722,425	(5,227,058)

Income (loss) from discontinued operations	30,581	540,170
Net change in asset and liabilities of discontinued operations	(31,432)	(530,673)

Net cash flows from discontinued operations	(851)	9,497

Net cash flows from operating activities	1,721,574	(5,217,561)

Cash flows from investing activities:
Purchases of equipment and software	(729,323)	(630,934)
Proceeds from sale of land	-	1,242,590

Net cash flows from investing activities	(729,323)	611,656

Cash flows from financing activities:
Proceeds from common stock issuances	3,380,933	4,500,000
Proceeds from exercise of warrant	250,000	-
Proceeds from convertible loan	1,400,000	-
Proceeds from note payable	-	3,600,000
Repayment of note payable	-	(500,000)
Repayment of note payable and advances from related party	-	(2,834,455)
Net cash flows from financing activities	5,030,933	4,765,545
Effect of foreign currency exchange rate changes on cash	42,086	1,259,672

Net change in cash and cash equivalents	6,065,270	1,419,312
Cash and cash equivalents, beginning of year	3,531,124	2,111,812

Cash and cash equivalents, end of year	$9,596,394	$3,531,124

Supplemental cash flow information:
Cash paid for interest	$-	$91,300
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Conversion of advances from related party to common stock	$-	$2,000,000
Conversion of convertible loan to common stock	$5,000,000	$-
Conversion of derivative liability to stockholders’ equity	$165,919	$-
Common stock issued for services	$2,054,220	$5,852,000

See accompanying notes to consolidated financial statements

Ominto, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. The Company

On June 26, 2015, the Company changed its name to Ominto, Inc. from DubLi, Inc. Ominto, Inc., (“Ominto,” the “Company,” “we,” or “us”), through its wholly owned subsidiaries, is a global E-commerce Cash Back and network marketing company which operates a worldwide shopping portal. We market membership subscriptions directly to consumers and through partnership programs including our network marketing subsidiary. The Company is organized in Nevada and its principal executive offices are located in Boca Raton, Florida. The Company’s wholly-owned subsidiaries are incorporated in Florida, Delaware, the British Virgin Islands, Cyprus, the United Arab Emirates, India, and Ireland.

Our E-commerce Cash Back transactions throughout the world are conducted through DubLi.com’s shopping portal websites. During the third quarter of fiscal 2016, we added an Ominto.com website which offers Cash Back transactions. We have a large network of independent Business Associates who sell our E-commerce Cash Back products. Effective March 28, 2013 the Company discontinued its reverse auction program operations.

Mr. Michael Hansen, who is a director, has a direct ownership of approximately 2.8 million shares of our common stock and 185,000 shares of our Super Voting Preferred Stock as of September 30, 2016. Each share of our Super Voting Preferred Stock votes as 40 shares of common stock. As a result, Mr. Hansen had the power to cast approximately 48% of the votes that could be cast by our stockholders. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution or merger of the Company, sale of all of the Company’s assets or changing the size and composition of the Board of Directors.

Reverse Stock Split

On August 15, 2015, our board and a stockholder holding a majority of the stockholder votes approved a reverse split of common stock at a ratio of 1-for-20 to 1-for-100 with the board of directors having discretion to set the ratio. On November 1, 2015, our board approved a reverse stock split of our common stock at a ratio of 1-for-50 (the "Reverse Split"). The Company effectuated the Reverse Split on November 4, 2015, and the shares of common stock began trading on a post-reverse split basis on November 6, 2015. The par value of common stock and Super-Voting Preferred was not adjusted as a result of the Reverse Split. The Reverse Split reduced the Company’s authorized shares from 700 million shares to 14 million shares. All issued and outstanding common stock, options for common stock, restricted stock awards, warrants, and convertible debt, and per share amounts have been retroactively adjusted to reflect this Reverse Split for all periods presented. The voting and conversion rights of the Super Voting Preferred have been retroactively adjusted to reflect this Reverse Split for all periods presented.

2. Liquidity.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). For the year ended September 30, 2016, we incurred a loss from continuing operations of approximately $10.3 million and generated cash flows from continuing operations of $1.7 million. For the year ended September 30, 2015, we incurred a loss from continuing operations of $12.2 million and used cash flows from continuing operations of $5.2 million. The Company has an accumulated deficit for the period from our inception through September 30, 2016 of approximately $59.6 million. As a result, the Company had a working capital deficit of approximately $9.6 million as of September 30, 2016.

Our plans for the long-term include generating cash flows from the profitable operation of our business and financing our operations through sales of our common stock and/or debt. The Company’s Board of Directors and Executive Management reasonably believes that the Company will continue to exist to carry out all objectives, commitments, and stated goals for the immediate future. Profitability and positive cash flows from operations continue to improve. There is no significant information available to the contrary, as the company is currently able to meet all current and immediate obligations without substantial asset sales or restructuring. Also, with the introduction of the new operations platform and business model and the arrival of new executive management members, Management believes that the financial and business trends will continue to be positive for the foreseeable future. Furthermore, there are no known loan defaults, denial of trade credit from suppliers, and no known adverse legal proceedings that could materially affect the Company.

We continue to refine our Cash Back product offerings and improve our shopping portal, which places additional demands on future cash flows. Our future cash flow and capital requirements will depend on numerous factors including market acceptance of our shopping portal and revenues generated from our operations, the impact of competitive product offerings, and whether we are successful in acquiring additional customers on a large scale basis through partners. We also intend to increase our efforts to recruit Business Associates; We expect that a larger number of Business Associates will increase sales of our E-commerce Cash Back products. The marketing efforts will place additional demands on our cash flows. We cannot offer any assurance that we will be successful in generating revenues from operations, adequately addressing competitive pressures, acquiring additional customers through partners or growing our network of Business Associates.

On August 13, 2015, the Company sold 100,000 shares of common stock at $5.00 per share in a private placement for a total cash consideration of $0.5 million to a former lender to the Company. In conjunction with this transaction, warrants were also issued for the purchase of up to 100,000 shares of common stock at $2.50 per share, exercisable for a period of sixty days from the date of issuance of the warrant. The warrant was exercised in October 2015 prior to its expiration for a total of $250,000.

Upon conversion of $5.0 million of convertible notes on November 7, 2015, the Company issued warrants to the investors for the purchase of a total of 300,000 shares of common stock at $10.00 per share, exercisable for a period of one year from the date of issuance of the warrants.

On January 15, 2016, we sold 26,533 shares of common stock at $8.00 per share for total cash consideration of $0.2 million to a private investor.

On February 19, 2016 and February 22, 2016, we sold a total of 40,002 shares of common stock at a price of $3.75 per share for total cash consideration of $150,000 to three of our independent directors.

During the fourth quarter of fiscal year 2016, the Company sold 754,954 shares of common stock at $4.00 per share in an unregistered private placement for total cash consideration of $3.0 million to various foreign investors.

Refer also to Note 18, “Subsequent Events” on page F-25.

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

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) in conformity with US GAAP and includes the accounts of Ominto, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

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

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”), in April 2016 issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), and in May 2016, issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (“ASU 2016-11”). ASU 2016-08 clarifies principal versus agent considerations relating to when another party, along with the entity, is involved in providing a good or service to a customer. ASU 2016-08 requires an entity to determine whether the nature of its promise is to provide a good or service to a customer, or to arrange for the good or service to be provided to the customer by the other party. This determination is based upon whether the entity controls the good or service before it is transferred to the customer. When the entity that satisfies a performance obligation is the principal, the entity recognizes the gross amount of consideration as revenue. When the entity that satisfies the performance obligation is the agent, it recognizes the amount of any fee or commission as revenue. ASU 2016-10 clarifies the guidance in Topic 606 for identifying performance obligations in a contract as well as the implementation guidance pertaining to revenue recognition related to licensing arrangements. ASU 2016-11 rescinds several SEC Staff Announcements that are codified in Topic 605, including, among other items, guidance relating to accounting for consideration given by a vendor to a customer, as well as accounting for shipping and handling fees and freight services. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements.

In May 2016, the FASB also issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”), which provides clarification on certain topics within ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), including assessing collectability, presentation of sales taxes, the measurement date for non-cash consideration and completed contracts at transition, as well as providing a practical expedient for contract modifications at transition. The effective date and transition requirements for the amendments in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09, which is effective for fiscal years, and for interim periods within those years, beginning after December 15, 2017. The Company is evaluating the expected adoption method and potential effect of these ASUs on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323: Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). ASU 2016-07 eliminates the requirement that an investor retrospectively apply the equity method of accounting when an investment becomes qualified for the equity method of accounting as a result of an increase in the level of ownership or degree of influence. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, on a prospective basis, with early adoption permitted. The Company does not expect that this ASU will have a material effect on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 reduces diversity in practice by providing guidance on the classification of certain cash receipts and payments in the statement of cash flows. ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. ASU 2016-15 is effective on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 changes how a reporting entity considers indirect interests held by related parties under common control when evaluating whether it is the primary beneficiary of a VIE. ASU 2016-17 is effective on a retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the existing exception in U.S. GAAP prohibiting the recognition of the income tax consequences for intra-entity asset transfers. Under ASU 2016-16, entities will be required to recognize the income tax consequences of intra-entity asset transfers other than inventory when the transfer occurs. ASU 2016-16 is effective on a modified retrospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the potential effect of this ASU on its consolidated financial statements.

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

The Company maintains its cash in bank deposit accounts in the United States, United Arab Emirates, Germany and India, which at times may exceed the federally insured limits in those countries. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

Accounts Receivable, net of Allowance for Doubtful Accounts

Receivables are uncollateralized obligations due under normal trade terms, typically requiring payment within 30 days from invoice date. Accounts Receivable are included Other Receivable and Prepaid Expenses in the accompanying balance sheet as of September 30, 2016 and 2015.

Receivables are stated at the contractual amount billed, net of an allowance for doubtful accounts, if any. Accounts dated over 60 days old are considered past due. The Company estimates the allowance based on an analysis of specific accounts, taking into consideration the age of past due accounts and an assessment of the debtor’s ability to pay. Interest income is not recognized on past due accounts.

Property and Equipment, net

Property and equipment are recorded at cost. Computers and equipment, computer software, furniture and fixtures are depreciated using the straight line method over their economic useful lives (five years). Leasehold improvements included in furniture and fixtures are amortized on a straight-line basis over the term of the lease. Land is not amortized. The cost of maintenance and repairs of equipment is charged to expense when incurred. When the Company sells, disposes or retires property and equipment, the related gains or losses are included in operating results.

Internal-use Software and Website Development

Costs incurred to develop software for internal use are capitalized and amortized over the estimated useful life of the software (60 months from the date of completion of the software development). Costs related to design or maintenance of internal-use software and website development are expensed as incurred. For the years ended September 30, 2016 and 2015, we capitalized $641,692 and $553,994, respectively, associated with internal-use software and website development.

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

September 30, 2016:

	Level 1	Level 2	Level 3	Total
Derivative liability	$–	$–	$–	$–

September 30, 2015:

	Level 1	Level 2	Level 3	Total
Derivative liability	$–	$–	$715,575	$715,575

The fair value of the Derivative Liability of $165,919 on the November 7, 2015 conversion date of the Convertible Notes to shares of the Company’s common stock was determined using the Black-Scholes option pricing model using the following assumptions and was capitalized in Additional Paid in Capital along with the $5.0 million carrying value of the Convertible Notes. See Note 9, “Derivative Liability,” for further details.

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

DubLi Network, a wholly owned subsidiary of the Company has a global network marketing organization with Business Associate representatives in many countries throughout the world. The Company offers Business Associates a wide variety of products and services to sell to their customers, many of whom are also recruited to become Business Associates themselves. Business Associates earn commissions on sales of products and services that they sell directly, and earn commissions on “downstream” sales of products and services made by Business Associates that they recruit into the marketing network. The Company also offers various membership packages to customers and a Partner program whereby customers are recruited who shop on our DubLi shopping mall.

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

●

Membership subscription fees - (i) Effective April 2014, our Business Associates were required to purchase our membership subscription products for resale in the form of a qualifying VIP membership or VIP membership packages for Business Associates or membership packages for DubLi’s customers as described under item (ii) below. These membership subscription products have a shelf life of twelve months. Revenue is recognized ratably over a twelve-month period when any membership subscription product is activated or immediately upon expiry; (ii) DubLi customers who purchase a VIP membership package pay a monthly or an annual subscription fee, respectively. The monthly subscription fee is recorded as revenue in the respective period for which it was paid and the annual subscription fee is recognized ratably over the subscription period.

Multiple-element arrangements - When Dubli Network sells  business licenses, VIP membership vouchers, training and certification programs and marketing programs to BAs in bundles,  the transaction price is allocated to each component of Revenue in proportion to the stand-alone selling price. Stand-alone selling price is based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is determined based on the price charged where each deliverable is sold separately or a price set by management with the relevant authority.

At the end of the fourth quarter of fiscal year 2015, the Company concluded that it had accumulated a sufficient level of historical data from a large pool of homogenous transactions to allow management to reasonably and objectively determine an estimated unused and expired VIP voucher rate and the pattern of VIP voucher redemptions. Under this method, revenue is recognized and the VIP voucher liability is derecognized for unredeemed VIP vouchers in proportion to actual VIP voucher redemptions. The Company believes this method is appropriate for recognizing revenue on expiration or use, because it better reflects the VIP voucher earnings process. In accordance with Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” The Company concluded this accounting change represented a change in accounting estimate effected by a change in accounting principle and include a revision in expected redemptions based on VIP voucher redemption patterns. Accordingly, we accounted for the change as a change in estimate utilizing the cumulative catch-up method. The impact of the cumulative catch-up recorded at the end of the fourth quarter 2015 was to reduce VIP voucher deferred revenue and increase Revenue by approximately $9.3 million.

Membership Voucher Revenue is based on an analysis of estimated breakage and redemption effective rates.   The breakage percentage rates are estimated based on historical trends and are adjusted periodically based on actual breakage rates. Membership Voucher Revenue and Deferred Revenue calculations are based on a ratable/‘waterfall’ method whereby the monthly purchases are allocated between redeemed vouchers and estimated breakage. This allocation is then amortized over a 12-month period.  The allocations are based on actual experience from inception to the current date. Our evaluation of the redemption rates in 2016 revealed that the historical assumptions used in fiscal year 2015 should be changed. . In accordance with Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” The Company concluded this accounting change represented a change in accounting estimate. This change in our assumptions resulted in an increase in Revenue of approximately $575,000, a decrease in our Loss from operations of approximately $287,500 or a decrease in our Net loss of approximately of $287,500 and a decrease in our Loss per share by approximately $0.02/per share for the 2016 fiscal year.

We believe it is appropriate to recognize revenues on this basis in order to more closely match revenue and related costs. We believe that the use of recent historical data is reasonable and appropriate because of the relative stability of the average actual number of VIP membership’s redeemed.

●	Commissions - The Company receives varying percentages in commission income earned from merchants participating in its online shopping malls. These commissions are calculated based upon the agreed rates with the participating merchants on all our customers’ transactions processed through our online mall platform and are recognized on an accrual basis based upon data obtained from the merchant. A percentage of the commission income is payable, in the form of cash back, to the customer for all purchase transactions. The Cash Back amount due the customer for the regular membership is accrued as a deduction from commission income at the time the commission income is recognized. The Cash Back amount due to customer for the VIP membership is recorded as a Cost of Revenue. Commissions receivable from merchants is included in other receivables and prepaid expenses and totaled $120,000 and $480,000 for the years ended September 30, 2016 and 2015, respectively.

●	Advertising and marketing - Revenues for the respective advertising and marketing programs are recognized at a fixed rate per customer allocated to Business Associates in accordance with the terms and obligations under the programs or upon expiration based upon the following criteria - (i) when the Business Associate became inactive for twelve months and redemption was deemed remote, (ii) when the Business Associate accepted an exchange under any replacement program, or (iii) when waivers and releases were obtained from the Business Associate.

Deferred Revenues

Deferred subscription fee revenues relate to unearned revenues associated with VIP memberships. The Company sells memberships and payments are received in advance of customers using the memberships.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Share-Based Compensation, which requires the use of the fair value method to determine compensation for all arrangements under which employees and others receive shares of stock or equity instruments (warrants and options). The fair value of each option award is estimated on the date of the stock option grant using the Black-Scholes valuation model that uses assumptions for expected volatility, expected dividends, expected term, and the risk-free interest rate. Expected volatility is based on weighted average of the historical volatility of the Company's common stock and selected peer group comparable volatilities and other factors estimated over the expected term of the options. The expected term of stock options granted is derived using the “simplified method” which computes expected term as the average of the sum of the vesting term plus the contract term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the period of the expected term. Stock-based compensation is included in Selling, General and Administrative expenses in the accompanying income statements with a corresponding amount included in Common Stock and Additional Paid in Capital in the accompanying balance sheets.  The Company reduces its stock compensation expense for actual forfeitures of unvested stock options and warrants in the period in which the forfeiture occurs.

Segment Policy

The Company derives its revenues from the E-Commerce cash back and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and Auctions segment (reported as discontinued operations) as described in Note 17 - Segment Information.

4. Earnings/Loss Per Share

Basic earnings or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income or loss available to common shareholders by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares as determined using income from continuing operations, including the potential issuance of common shares upon the exercise, conversion or vesting of outstanding stock options and unvested restricted shares, as calculated under the treasury stock method, as well as shares associated with the Company’s convertible debt securities, which were converted during fiscal year 2016. When the Company reports a net loss, rather than net income, from continuing operations, the computation of diluted loss per share excludes dilutive common stock equivalents as their effect would be anti-dilutive. Therefore, weighted average dilutive common shares would be excluded from the calculation. The Company reported a net loss from continuing operations for the fiscal year ended September 30, 2016 and had no dilutive common stock equivalents at September 30, 2016 that affected diluted net loss per share for the related period.

For the year ended September 30, 2016, there was no potentially dilutive securities included in the dilutive weighted average shares, including outstanding stock options, warrants and other compensation arrangements. For the year ended September 30, 2015, potential dilutive securities, which consisted of outstanding stock options, warrants and other compensation arrangements amounted to approximately 2,307,900.

5. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. Amounts of restricted cash held, by type of currency were as follows:

	September 30,
	2016	2015
Euro	$136,835	$123,360
Australian Dollar	7,247	9,167
Indian Rupee	181,752	-
United States Dollar	1,672,087	1,302,172
Total	$1,997,921	$1,434,699

6. Deferred Costs

Deferred costs represent commission costs which are directly related to: (i) unearned subscription fees which are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled. Deferred costs expensed are included in cost of revenues.

7. Property and Equipment

Property and equipment comprised the following:

	September 30,
	2016	2015
Land:
Held for sales incentives	$3,562,500	$3,562,500
Less: Valuation allowance	(2,687,752)	(2,687,752)
	874,748	874,748

Computers and equipment	347,765	340,781
Computer software	-	-
Software development	1,193,386	551,694
Furniture and fixtures	176,295	111,478
	1,717,446	1,003,953
Accumulated depreciation	(549,878)	(328,311)
	1,167,568	675,642

	$2,042,316	$1,550,390

Land Held for Sales Incentives

The Company acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of September 30, 2016 and 2015, the land value of approximately $0.9 million consisted of the contract price and land filled cost of approximately $3.6 million less a valuation allowance of approximately $2.7 million that was based on Management’s evaluation of the estimated fair value.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Business Associates upon attaining certain performance objectives.

Depreciation of Property and Equipment excluding Land

Depreciation expense was $227,959 and $198,917 for the years ended September 30, 2016 and 2015, respectively.

8. Note Payable

On September 15, 2015, the Company entered into a convertible note payable agreement with two unrelated parties of the Company for a total of $5.0 million to be used for general working capital (“the Convertible Note”). As of September 30, 2015, approximately $3.6 million was received from the holders. During the first quarter of fiscal year 2016, an additional $1.4 million was received from the holders. The notes bear interest at the three-month LIBOR rate (London Interbank Offered Rate) on the date of issuance which was 2%. The rate remained unchanged while the convertible note was outstanding. The principal balance and accrued interest would convert to common stock of the Company pursuant to a mandatory conversion provision or become due and payable September 15, 2017 if the conversion provision is not triggered. The notes mandatorily would convert five days after the Company files either an amendment to its articles of incorporation with the state of Nevada increasing its authorized shares and/or an amendment with the state of Nevada authorizing a reverse split of the Company’s issued and outstanding shares. The Company filed two amendments to its articles of incorporation with the State of Nevada on November 1, 2015 that triggered conversion of the Convertible Note to 800,000 shares of the Company’s common stock on November 7, 2015.

The $5.0 million Convertible Note included detachable warrants for 300,000 shares of common stock that had a fair value of $306,549 on September 15, 2015. The fair value of the warrants was recorded as a discount that reduced the $5.0 million of proceeds to a net carrying value of $4.7 million at September 30, 2015. Refer to Note 9, Derivative Liability, below for more information about the conversion feature in the Convertible Note that was treated as a derivative liability at September 30, 2015.

Interest expenses related to these notes, including amortization of the discount on the Convertible Note, totaled $298,827 and $22,580 for the years ended September 30, 2016 and 2015, respectively.

9. Derivative Liability

The Company analyzed the terms of the $5.0 million Convertible Note entered into on September 15, 2015. The agreement required the Company to issue a stock purchase warrant for 300,000 shares of common stock to the holders of the notes upon conversion of the outstanding principal and accrued interest into common stock of the Company. The Company issued convertible debt with a warrant attached, due to the Company not having authorized shares available under its articles of incorporation.  The warrants had a price-based anti-dilutive protection provisions (also known as “down round” provisions) and in accordance with ASC Topic 815, “Contracts in Entity’s Own Equity”, we were required to recognize the warrant as a derivative liability at its fair value as of September 30, 2015. The fair value of the derivative liability associated with these warrants on the date of issuance, September 15, 2015, was $306,549. In addition, the Company recognized a charge for the increase in the fair value of the derivative liability for the year ended September 30, 2015 of $409,026. The fair value of the derivative liability of the warrants as of September 30, 2015 was $715,575. On November 7th, 2015 the convertible notes converted to 800,000 shares of the Company’s common stock and a stock purchase warrant for 300,000 shares of common stock was issued to the holders. During September, 2016, the detachable warrants for the 300,000 shares of stock expired unexercised. The Company, however, awarded 50,000 and 80,000 shares of stock to the two investors in June 2016.

The fair value of the Derivative Liability of $165,919 on the November 7, 2015 conversion date of the Convertible Notes to shares of the Company’s common stock was determined using the Black-Scholes option pricing model using the following assumptions and was capitalized in Additional Paid In Capital along with the $5.0 million carrying value of the Convertible Notes in the accompanying balance sheets at September 30, 2016.

	November 7, 2015	September 30, 2015
Risk-free interest rate	0.47%	0.33%
Expected life of derivative liability	1.0 years	1.5 years
Annualized volatility	70.0%	70.0%
Dividend rate	0%	0%

10. Amounts Due to Related Parties

Amounts due to related parties are as follows:

	September 30,
	2016	2015
Amounts due for advances by Mr. Hansen and Best Invest Brokers	$449,952	$397,480
Amounts due to Mr. Hansen and to Ms. Sorenson for services	89,486	27,762
	$539,438	$425,242

During January, 2016 the Company paid Mr. Hansen, the Company’s CEO, the balance of $397,480 that was owed to him at September 30, 2015.

Amounts due for services rendered by Mr. Hansen, CEO, and Ms. Sorensen, COO, are accrued compensation. The balance due for services at September 30, 2016 was paid in shares of common stock on November 30, 2016. Mr. Hansen owns 25% of the shares and is the Managing Director of Best Invest Commercial Brokers Ltd, a UAE corporation. Ms. Sorensen owns 24% of the shares of Best Invest Commercial Brokers LLC. Amounts due for advances and services rendered are non-interest bearing and have no terms of repayment.

11. Discontinued Operations

The Company discontinued all of its reverse auction activities effective March 28, 2013. As a result, the operating results for the reverse auction program have been reclassified to income from discontinued operations in the consolidated statements of operations.

	For the years ended September 30,
	2016	2015
Income from discontinued operations	30,581	540,170
Income taxes	-	-
Income from discontinued operations, net of taxes	$30,581	$540,170

All the costs associated with the Credits had been fully expensed as of the effective date of the termination of operations. The Company did not recognize a gain or loss on discontinued operations.

Included in liabilities of discontinued operations at September 30, 2016 and 2015 are unused Credits of approximately $27,000 and $60,000, respectively.

12. Income Taxes

The provision (benefit) for income taxes comprised the following:

	For the years ended September 30,
	2016	2015
Income (loss) from continuing operations before income taxes:
United States	$(6,081,135)	$(6,067,881)
Foreign	(4,250,812)	(6,167,879)
	$(10,331,947)	$(12,235,760)

Current tax expense (benefit):
Federal	$-	$-
Foreign	-	-
	-	-

Deferred tax expense (benefit):
Federal	-	-
Foreign	-	-
	$-	$-

The tax effect of significant items comprising our net deferred tax assets as of September 30, 2016 and 2015 are as follows:

	For the years ended September 30,
	2016	2015
Deferred tax assets:
Stock Options	$940,463	$822,093
Federal and state net operating loss carry forwards	3,306,772	1,952,844
Foreign net operating loss carry forwards	2,874,462	2,503,618
Land impairment	1,011,401	1,011,401
Other	97,757	183,518
Gross deferred tax assets	8,230,855	6,473,474
Less: Valuation allowance	(8,226,145)	(6,474,530)
Net deferred tax assets	4,710	(1,056)
Deferred tax liabilities	(4,710)	1,056
Net deferred taxes	$-	$-

At September 30, 2016, the Company has approximately $8.8 million of net operating loss carryforwards for US federal income tax purposes that expire beginning in 2019. Due to Internal Revenue Code Section 382 limitations related to the change in ownership of the Company, the utilization of pre-acquisition net operating losses is limited on an annual basis. The Company had approximately $20.4 million of foreign net operating loss carryforwards at September 30, 2016 that expire beginning in 2018.

In assessing the ability to realize the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the period in which these temporary differences become deductible. Management considers the projected future taxable income and prudent and feasible tax planning strategies in making this assessment. As of September 30, 2016 and 2015, valuation allowances of approximately $8.2 million and approximately $6.5 million have been recorded, respectively. A valuation allowance has been established to reduce deferred income tax assets, principally domestic and foreign tax loss carryforwards to amounts more likely than not to be realized. Consequently, the change in the Company's valuation allowance of approximately $1.7 million was primarily due to the change in federal and foreign net operating losses.

A reconciliation of U.S. statutory federal income tax rate related to pretax income (loss) from continuing operations to the effective tax rate for the years ended September 30, 2016 and 2015 is as follows:

	2016	2015
Statutory rate	34%	34%
Effect of change in tax rate	-	3
Permanent difference	(8)	(12)
Effect of foreign earnings	(10)	(12)
Change in valuation allowance	(17)	(15)
State tax effect, net of federal benefit	-	1
Effect of return to tax provision true up	1	1
Statutory rate	0%	0%

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

Under ASC 740, an entity may only recognize or continue to recognize tax positions that meet a more likely than not threshold. In the ordinary course of business there is inherent uncertainty in quantifying our income tax positions. The Company assesses its income tax positions and records tax benefits for all years subject to examination based on management's evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company has recognized the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the Company's financial statements. Management believes that the Company has not taken any material tax positions that would be deemed to be uncertain, therefore the Company has not established a liability for uncertain tax positions for the years ended September 30, 2016 and 2015. As of September 30, 2016, the tax years beginning from the year ended September 30, 2013 through the year ended September, 2016 were determined to be open for purposes of the Company's ASC 740 analysis.

13. Commitments and Contingencies

Employment agreements

The Company has employment agreements with certain officers, which extend from 24 to 60 months, and are renewable for successive one year terms. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements as of September 30, 2016 are as follows:

September 2017	$1,278,000
September 2018	1,278,000
September 2019	1,278,000
September 2020	1,278,000
September 2021	927,000
Total	$6,039,000

Operating Leases

The Company leases its office premises located in Florida and is in the process of terminating its lease in Washington. The Company terminated its leases in Oregon, Colorado and Utah during FY 2016. The initial term of the Florida lease was for 39 months. During fiscal year 2016, the Company increased its leased space in Florida and extended the lease term to 63 months until September 2021. Future minimum payments under the Florida lease as of September 30, 2016 is as follows:

September 2017	$162,885
September 2018	171,034
September 2019	174,483
September 2020	178,036
September 2021	181,695
Total	$868,133

Legal Matters

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

Common stock

In conjunction with the sale of 400,000 shares of common stock at $5.00 per share for a total cash consideration of $2 million to a former substantial stockholder in August 2015, a warrant was also issued for the purchase of up to 500,000 shares of common stock at $5.00 per share, exercisable for a period of one year from the date of issuance of the warrants. The warrant expired during fiscal 2016 and the investor was awarded 400,000 shares of common stock at a value of $2.94 per share as compensation that vested immediately.

In conjunction with the sale of 100,000 shares of common stock at $5.00 per share for a total cash consideration of $500,000 to a former lender to the Company, warrants were also issued for the purchase of up to 100,000 shares of common stock at $2.50 per share, exercisable for a period of sixty days from the date of issuance of the warrant. The warrant was exercised in October 2015 prior to its expiration for a total of $250,000.

On January 15, 2016, we sold 26,533 shares of common stock at $8.00 per share for total cash consideration of $212,000 to a private investor.

On February 19, 2016 and February 22, 2016, we sold a total of 40,002 shares of common stock at a price of $3.75 per share for total cash consideration of $150,000 to three of our independent directors.

During the fourth quarter of fiscal year 2016, the Company sold 754,954 shares of common stock at $4.00 per share in an unregistered private placement for total cash consideration of $3.0 million to various foreign investors.

As of September 30, 2016, private placement shares totaling 791,206 shares have not yet been issued due to certain administrative and documentation requirements. The shares are committed for issuance and are reflected as issued and outstanding on the books of the Company, but stock certificates were not issued as of September 30, 2016. These shares were included in the Company’s basic and diluted weighted average shares computation for the year ended September 30, 2016. Certificates for these shares committed for issuance will be issued during fiscal year 2017.

In addition, 113,950 shares of common stock awarded to employees and Directors as compensation in lieu of salaries and Director fees were also committed for issuance, and are not yet recorded on the books of the Company at par, stock certificates were not issued due to certain administrative and documentation requirements. These shares were not included in the Company’s basic and diluted weighted average shares computation for the year ended September 30, 2016. The Company recorded this obligation in Accounts Payable and Due to Related Party as of September 30, 2016. Certificates for these shares committed for issuance were issued on November 30, 2016.

Also refer to Note 18 “Subsequent Events” on page F-25.

Reverse Stock Split

On August 15, 2015, our board and a stockholder holding a majority of the votes approved a reverse split of common stock at ratio of 1-for-20 to 1-for-100 with the board of directors having discretion to set the ratio. On November 1, 2015, our board approved a reverse stock split of our common stock at a ratio of 1-for-50 (the "Reverse Split"). The Company effectuated the Reverse Split on November 4, 2015, and the shares of common stock began trading on a post-reverse split basis on November 6, 2015. The par value of common stock and Super-Voting Preferred was not adjusted as a result of the Reverse Split. The Reverse Split reduced the Company’s authorized shares from 700 million shares to 14 million shares. All issued and outstanding common stock, options for common stock, restricted stock awards, warrants, and convertible debt, and per share amounts have been retroactively adjusted to reflect this Reverse Split for all periods presented. The voting and conversion rights of the Super Voting Preferred have been retroactively adjusted to reflect this Reverse Split for all periods presented.

Also, refer to Note 18, “Subsequent Events” on page F-25.

15. Warrants:

On October 1, 2015, we had warrants for 600,000 shares of common stock outstanding.

The holder of a 100,000-share warrant at $2.50 per share exercised his warrant at $2.50 per share on October 12, 2015 for total consideration of $250,000.

Upon conversion of $5.0 million of convertible notes on November 7, 2015, the Company issued warrants to the two investors for the purchase of a total of 300,000 shares of common stock at $10.00 per share, exercisable for a period of one year from the date of issuance of the warrants.

On August 13, 2016, warrants for 500,000 shares of common stock with an exercise price of $5.00 per share expired unexercised.

Warrants for 260,000 shares at $10.00 per share and warrants for 40,000 shares at $10.00 per share expired on September 11, 2016 and September 15, 2016, respectively. In June, 2016, prior to their expiration, the Company awarded these two investors 150,000 shares of common stock and 80,000 shares of common stock that vested immediately. The Company had no warrants for shares of common stock outstanding on September 30, 2016.

16. Stock Based Compensation

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

The fair value of stock options awards was estimated using the Black-Scholes options-pricing model, with the following assumptions:

	Years ended September 30,
	2016	2015
Dividend yield	N/A	$-
Expected volatility	N/A	70%
Risk free interest rate	N/A	1.14%
Expected life	N/A	7 .9 years

Stock Options:

During the year ended September 30, 2016, we recognized approximately $1.1 million of employee stock option compensation. The unamortized stock option compensation expense at September 30, 2016 was approximately $450,000 and is expected to be recognized over a period of 1.6 years. The Company reduces its stock compensation expense for actual forfeitures of unvested stock options in the period in which the forfeiture occurs.

During the year ended September 30, 2016, management conducted an analysis of the expected volatility used in the Company’s Black-Scholes option-pricing model under the guidance provided in ASC 718, Stock Based Compensation. Management considered a number of factors in estimating expected volatility including historical share price, trading volumes, market capitalization, historical and perspective financial data of the Company, changes to the business plan, and peer companies weighted for relative risk factors. They selected a volatility using a probability weighting based on these factors in the range of 65% to 75%. As a result of this analysis, the Company determined that using just historical share price volatility was no longer appropriate to value new options and warrants and now uses a 70% volatility rate for the Black-Scholes option pricing model.

The following summarizes the stock option activity for the years ended September 30, 2016 and 2015:

	2016		2015
	Number of	Weighted average	Number of	Weighted average
	shares	exercise price	shares	exercise price
Outstanding at beginning of year	1,141,304	$7.15	87,324	$10.00
Granted	-	-	1,085,980	6.52
Exercised	-	-	-	-
Forfeited	(700,336)	7.54	(32,000)	9.19

Outstanding at end of year	440,968	$6.58	1,141,304	$7.15

Exercisable	283,023	$7.18	223,990	$8.08

The following summarizes information about stock options outstanding and exercisable at September 30, 2016:

		Options Outstanding		Options Exercisable
		Weighted average
Exercise	Number	remaining contract	Weighted average	Number	Weighted average
price range	outstanding	in years	exercise price	exercisable	exercise price

$5.50-10.00	415,409	5.4	$6.03	257,464	$6.35
10.50 -15.00	14,525	3.9	14.00	14,525	14.00
15.50- 20.00	11,034	0.3	17.50	11,034	17.50

	440,968	5.3	$6.58	283,023	$7.18

Restricted Stock Units

The Company uses the Intrinsic Value method to determine the fair value of its restricted stock units on the grant date. As of September 30, 2016, there were 155,280 unvested restricted stock units outstanding with a weighted-average grant date value of $7.02. The restricted stock units vest over the next 1.3 years. Unamortized stock compensation expense as of September 30, 2016 was $1.0 million and is expected to be amortized over the next 1.3 years.

The following table summarizes information about shares of restricted stock awards activity under the Plan for the years ended September 30, 2016 and 2015:

Balance outstanding, September 30, 2014	-
Granted	1,383,360
Vested	(1,144,000)
Forfeited	-
Balance outstanding, September 30, 2015	239,360
Granted	666,533
Vested	(689,513)
Forfeited	(61,100)
Balance outstanding, September 30, 2016	155,280

During the fiscal year ended September 30, 2016, the Company granted restricted stock awards of 666,533 shares of common stock as compensation to various consultants and Directors under the Plan which vested immediately.

791,206 shares of common stock, recorded at par value, are committed for issuance (described in Note 14, “Stockholder’s Equity” above) and were included in the Company’s basic and diluted weighted average shares computation for the year ended September 30, 2016.

In addition, 113,950 shares of common stock, not yet recorded at par, are also committed for issuance (described in Note 14, “Stockholder’s Equity,” above) and were not included in the Company’s basic and diluted weighted average shares computation for the year ended September 30, 2016. The Company recorded this obligation in Accounts Payable and Due to Related Party as of September 30, 2016. Certificates for these shares committed for issuance were issued on November 30, 2016.

17. Segment Information

The Company divides its product and service lines into two segments: (1) E-Commerce and Memberships segment which includes business license fees, membership subscription fees and commission income, and, advertising and marketing programs; and (2) Auctions segment (reported as discontinued operations).

	For the years ended September 30,
	2016	2015
E-commerce and memberships
Revenues	$17,696,462	$21,289,255
Cost of revenues	10,824,832	13,101,834
Gross income from continuing operations	$6,871,630	$8,187,421

Discontinued operations (auctions)
Revenues	$30,581	$540,170
Cost of revenues	-	-
Income from discontinued operations, net of taxes	$30,581	$540,170

The total revenues recorded in our four geographic regions are summarized as follows:

	For the years ended September 30,
	2016	2015
Revenues:
European Union	$2,363,445	$3,350,541
North America	5,074,136	13,751,494
Australia	196,275	970,872
Global	10,062,606	3,216,348
	$17,696,462	$21,289,255

Represented by revenues from:
Continuing operations	$17,696,462	$21,289,255
Discontinued operations	30,581	540,170
	$17,727,043	$21,829,425

18. Subsequent Events

During October 2016, the Company sold 255,000 shares of common stock at $4.00 per share in an unregistered private placement to a group of foreign investors totaling $1.02 million.

During October 2016, the Company’s shareholders approved the increase of its authorized shares of common stock to 200 million shares from 14 million shares and to increase its authorized shares under the 2010 Omnibus Plan to 4.5 million from 3.0 million.

During November 2016, the Company sold 245,000 shares of common stock at $4.00 per share in an unregistered private placement to a group of foreign investors totaling $980,000.

On December 13, 2016, the Company acquired 40% of a Denmark-based company named Lani Pixels A/S (“Lani Pixels”). Lani Pixels will act as Ominto’s strategic content partner in the future. The transaction was structured in two parts:

(1) The Company entered into a Share Exchange Agreement with Lani Pixels A/S, pursuant to which Lani Pixels purchased one million two hundred eighty-five thousand seven hundred fourteen (1,285,714) shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), valued at $4.00 per share and in exchange therefor, Lani Pixels issued and/or transferred to the Company, all right, title, and interest in and to shares of Lani Pixels’ common stock that represents an aggregate of 20% of the issued and outstanding common stock of Lani Pixels on a fully diluted basis. In addition, the Company loaned Lani Pixels $500,000 and Lani Pixels issued a promissory note in the amount of $500,000 (“Note”) to the Company. The Note matures on October 31, 2017 and accrues interest at a rate of 3% per annum. The Company also purchased a senior secured debenture (the “Debenture”) from Lani Pixels in the amount of $2.0 million. The Debenture has a coupon of 5% per annum, payable semi-annually and a running fee that entitles the Company to 3% of the gross revenues from July 1, 2017 to and including December 31, 2025, paid semi-annually on February 12, 2018 for the preceding semi-annual period from July 1 through December 31. The Debenture matures on February 12, 2026 and has a call option under which the principal amount may be redeemed in whole from February 12, 2018 or on any consecutive coupon date thereafter.

(2) the Company entered into a Share Exchange Agreement with Kim Pagel (“Pagel”), pursuant to which Pagel transferred to the Company, all right, title, and interest in and to shares of Lani Pixels’ common stock that represents an aggregate of 20% of the issued and outstanding common stock of Lani Pixels on a fully diluted basis in exchange for one million one hundred forty-two thousand eight hundred fifty-seven (1,142,857) shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), valued at $4.00 per share, and an additional cash amount of $500,000.

On December 13, 2016 (“Closing Date”), the Company entered into a Share Exchange Agreement (“Agreement”) with Quant Systems, Inc. (“Quant”), pursuant to which Quant purchased eight hundred three thousand five hundred seventy-one (803,571) shares (the “Ominto Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), valued at $4.00 per share and in exchange therefor, Quant issued and/or transferred to the Company, all right, title, and interest in and to shares of Quant’s common stock that represents an aggregate of 18.75% of the issued and outstanding common stock of Quant on a fully diluted basis. Subject to the terms of the Agreement, the Company has the right, but not the obligation, to purchase up to four hundred one thousand seven hundred eighty-five (401,785) of the Ominto Shares from Quant in one or more transactions, commencing on the Closing Date for a period up to 12 months.

On December 13, 2016, the Company issued two hundred twenty-five thousand (225,000) shares of the Company’s common stock, par value $0.001 per share, valued at $4.00 per share to an unrelated third party in exchange for a $900,000 promissory note (the “Note”). The Note bears interest at 5% per annum and matures on February 14, 2017. The Note is secured by a personal guarantee and by a mortgage on a parcel of land.

EXHIBIT INDEX

Item No	Exhibit Description
2.1	Agreement for Share Exchange dated as of February 3, 2003, by and among Clamshell Enterprises, Inc. and Shutterport, Inc (incorporated by reference to Exhibit 2.2 included in our Current Report on Form 8-K filed on March 4, 2003).
2.2	Agreement and Plan of Merger dated August 10, 2009 among DubLi, Inc., DubLi Merger Sub, and CG Holdings Ltd. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on August 14, 2009).
2.3	Amended and Restated Plan of Merger (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on September 30, 2009.
3.1	Articles of Incorporation dated June 4, 1999 (incorporated by reference to Exhibit 3.1(a) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.2	Certificate of Amendment to Articles of Incorporation dated February 14, 2001 (incorporated by reference to Exhibit 3.1(b) included in our Registration Statement on Form 10-SB filed on May 6, 2001).
3.3	Article of Amendment to Articles of Incorporation dated May 22, 2003 (incorporated by reference to Exhibit 3.1 included in our Information Statement on Schedule 14C filed on April 22, 2003).
3.4	Certificate of Designation filed October 16, 2009 (incorporated by reference to Exhibit 3.3 included in our Current Report on Form 8-K filed on October 23, 2009).
3.5	Amendment to Certificate of Designation dated December 30, 2009 (incorporated by reference to Exhibit 4.1 included in our Current Report on Form 8-K filed on December 30, 2009).
3.6	Certificate of Amendment to Certificate of Designation dated May 24, 2010 (incorporated by reference to Exhibit 3.1 included in our Quarterly Report on Form 10-Q filed on May 24, 2010).
3.7	Certificate of Designation filed August 20, 2012 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on August 21, 2012).
3.8	Certificate of Amendment to Articles of Incorporation dated September 25, 2012 (incorporated by reference to Exhibit 3.1 included in our Current Report on Form 8-K filed on September 27, 2012).
3.9	Bylaws (incorporated by reference to Exhibit 3(ii) included in our Registration Statement on Form 10-SB filed on May 6, 2002).
3.10	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 included in our Current Report on Form 8-K filed on October 23, 2009).
3.11	Certificate of Amendment to Articles dated November 4, 2015 (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015)
3.12	Bylaws (incorporated by reference to Exhibit 3(ii) included in our Registration Statement on Form 10-SB filed on May 6, 2009).
3.13	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 included in our Current Report on Form 8-K filed on October 23, 2009).
3.14	Certificate of Correction to June 15, 2015 Certificate of Amendment filed with the Secretary of State of Nevada on October 3, 2016.*
3.15	Certificate of Correction to November 4, 2015 Certificate of Change filed with the Secretary of State of Nevada on October 3, 2016.*
3.16	Amendment to Articles of Incorporation dated October 25, 2016 filed with the Secretary of State of Nevada on October 25, 2016.*
4.1	2010 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 4.2 included in our Registration Statement on Form S-8 filed on September 30, 2010).
4.2	2010 Omnibus Equity Compensation Plan as amended and restated April 2015 (incorporated by reference to our Form 14C filed on May 19, 2015). ±
4.3	Form of Warrant issued to investors in August 2015 placement. (incorporated by reference from Registration Statement filed on September 17, 2015)
4.4	Form of Warrant to be issued to investors in September 2015 convertible note placement. (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015)
4.5	Form of Warrant and Warrant Certificate (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015).

63

Item No	Exhibit Description
10.1	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Andreas Kusche (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on October 23, 2009).†
10.2	Employment Agreement dated as of October 1, 2009, among CG Holdings Limited, DUBLICOM Limited, DUBLI NETWORK Limited, Lenox Resources LLC, Lenox Logistik und Service GmbH, DubLi Properties LLC, and DubLi.com LLC, and Betina Dupont Sørensen (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on October 23, 2009).†
10.3	Office Lease dated as of December 01, 2009 by and between 485 Properties, LLC and the Company (incorporated by reference to Item 1.01 included in our Current Report on Form 8-K filed on December 21, 2009.
10.4	Voting Agreement dated as of March 3, 2009 between Michael Hansen and Michel Saouma .*
10.5	Employment Agreement, dated as of February 26, 2013, between DubLi, Inc. and Eric Nelson (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on February 28, 2013).†
10.6	Employment Agreement, dated as of February 27, 2013, between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 1.01 included in our Current Report on Form 8-K filed on March 5, 2013).†
10.7	Loan Agreement dated April 23, 2013 between DubLi, Inc. and Michael Hansen (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 23, 2013).
10.8	Purchase Agreement dated June 19, 2013 among DubLi, Inc. and Michael Hansen, Andreas Kusche, Eric Nelson, Thomas Sikora and Rick Daglio. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on June 21, 2013).
10.9	Amendment to the Purchase Agreement (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on November 21, 2013).
10.10	Land Parcel Sale Agreement, dated as of December 27, 2013, between Crown Group Investments Limited and Elite Star Engineering Limited (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on April 28, 2014).
10.11	Amendment to Land Parcel Sale Agreement, dated February 16, 2014 (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on April 28, 2014).
10.12	Amendment to Land Parcel Sale Agreement, dated February 26, 2014 (incorporated by reference to Exhibit 10.3 included in our Current Report on Form 8-K filed on April 28, 2014).
10.13	Second Land Parcel Sale Agreement, dated as of December 27, 2013, between Crown Group Investments Limited and Mr. Varun Sudhir Marodia (incorporated by reference to Exhibit 10.4 included in our Current Report on Form 8-K filed on April 28, 2014).
10.14	Loan Agreement dated May 6, 2014 between DubLi, Inc. and Sleiman Chamoun. (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8-K filed on May 9, 2014).
10.15	Promissory Note dated August 11, 2014 between DubLi, Inc. and Michael Hansen. (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 28, 2014).
10.16	Amended and Restated Promissory Note dated August 27, 2014 between DubLi, Inc. and Michael Hansen. (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8-K filed on August 28, 2014).
10.17	Employment Agreement dated as of May 5, 2015 between Company and Ivan Braiker (incorporated by reference to Exhibit 10.1 included in our Quarterly Report filed on August 14, 2015). ±
10.18	Employment Agreement dated as of May 5, 2015 between Company and Thomas Virgin (incorporated by reference to Exhibit 10.2 included in our Quarterly Report filed on August 14, 2015). ±
10.19	Severance Agreement dated as of May 29, 2015 between Company and Eric Nelson (incorporated by reference to Exhibit 10.3 included in our Quarterly Report filed on August 14, 2015). ±
10.20	Stock Purchase Agreement dated of April 30, 2015 between Company, Rune Evensen and David Hong Chuan Goh (incorporated by reference to Exhibit 10.4 included in our Quarterly Report filed on August 14, 2015).
10.21	Stock Purchase Agreement dated August 14, 2015 between Company and Joseph Saouma. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.22	Advisor Agreement between the Company and members of its Advisory Board. (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015)±
10.23	Office Building Lease dated as of August 4, 2015 between Company and 112'th Bellevue Associates, LLC. (incorporated by reference to Registration Statement filed by the Company on September 17, 2015).
10.24	Employment Agreement dated August 11, 2015 between Company and Thomas Vogl. (incorporated by reference to Registration Statement filed by the Company on September 17, 2015). ±

64

Item No	Exhibit Description
10.25	Purchase Agreement dated August 14, 2015 between the Company and Sleiman Chamoun. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.26	Subscription and Conversion Agreement dated August 14, 2015 between the Company and Michael Hansen. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.27	Subscription Agreement dated as of September 14, 2015 between the Company and Ominto Invest ApS. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.28	Subscription Agreement dated as of September 14, 2015 between the Company and RS Group. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.29	Convertible Note dated as of September 14, 2015 between the Company and Ominto Invest ApS. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.30	Convertible Note dated as of September 14, 2015 between the Company and RS Group. (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
10.31	Employment Agreement dated as of September 14, 2015 between Company and Michael Hansen (incorporated by reference from Registration Statement filed by the Company on September 17, 2015). ±
10.32	Employment Agreement dated as of October 28, 2015 between Company and Jeffrey Schuett (incorporated by reference from Amendment No 2 to Registration Statement filed on November 9, 2015).±
10.33	Severance Agreement dated January 25, 2016 between Ivan Braiker and the Company ( incorporated by reference to our Current Report on Form 8K filed January 26, 2016). ±
10.34	Severance Agreement dated January 25, 2016 between Tom Virgin and the Company ( incorporated by reference to our Current Report on Form 8K filed January 26, 2016). ±
10.35	Severance Agreement dated January 25, 2016 between Jeffrey Schuett and the Company dated February 8, 2016.* ±
10.36	Severance Agreement dated January 25, 2016 between Thomas Vogl and the Company dated February 8, 2016.* ±
10.37	Office Lease dated June 3, 2016 between 1515 Associates Ltd and the Company (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10Q filed August 22, 2016.
10.38	Professional Services Agreement dated June 7, 2016 between Resources Connection LLC d/b/a Resources Global Professional and the Company re: Raoul Quijada, Interim CFO.* ±
10.39	Employment Agreement dated September 1, 2016 between the Company and Betina Dupont Sorensen (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8K filed on September 8, 2016. ±
10.40	First Amendment of the Ominto, Inc. 2010 Omnibus Equity Compensation Plan, approved by the Board of Directors on August 11, 2016 and by the majority stockholders on September 20, 2016 (incorporated by reference to Annex B to the Company’s Information Statement on Schedule 14 C, filed with the SEC on September 20, 2016).
10.41	Subscription Agreement Form for $5.5 million unregistered Private Placement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8K filed October 6, 2016.)
10.42	Employment Agreement dated November 17, 2016 between the Company and Michael Hansen (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8K filed on November 18, 2016). ±
10.43	Share Exchange Agreement dated December 13, 2016 between Quant Systems, Inc. and the Company *
10.44	Share Exchange Agreement dated December 13, 2016 between the Company and Lani Pixels A/S (incorporated by reference to Exhibit 10.1 included in our Current Report on Form 8K filed on December 13, 2016).
10.45	Share Exchange Agreement dated December 13, 2016 between the Company and Kim Pagel (incorporated by reference to Exhibit 10.2 included in our Current Report on Form 8K filed on December 13, 2016).
10.46	Promissory Note dated December 13, 2016 between Business Across APS, a Danish entity and the Company.*
14	Code of Business Conduct and Ethics dated January 2, 2004 (incorporated by reference to Exhibit 14.1 included in our Current Report on Form 8-K filed on November 6, 2012).
14.1	Code of Business Conduct and Ethics dated November 16, 2016 (incorporated by reference to our Current Report on Form 8 K filed November 17, 2016).
21.1	Subsidiaries (incorporated by reference from Registration Statement filed by the Company on September 17, 2015).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*
32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 USC. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 as amended, and 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
99.1	Charter of the Nominating and Corporate Governance Committee of the Company’s Board of Directors adopted November 17, 2016 (incorporated by reference to Exhibit 99.3 included in our Current Report on Form 8K filed November 18, 2016.
99.2	Charter of the Compensation Committee of the Company’s Board of Directors adopted November 17, 2016 (incorporated by reference to Exhibit 99.2 included in our Current Report on Form 8K filed November 18, 2016.
99.3	Charter of the Audit Committee of the Company’s Board of Directors adopted November 17, 2016 (incorporated by reference to Exhibit 99.1 included in our Current Report on Form 8K filed November 18, 2016.

*   Filed herewith.

†   Indicates management contract or compensatory plan.

65

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMINTO, INC

Dated: December 29, 2016	By:	/s/ MICHAEL HANSEN
Michael Hansen
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 29, 2016.

Signatures	Title

/s/ DAVID POLLEI	Chairman of the Board and Director
David Pollei

/s/ MICHAEL HANSEN	President, Chief Executive Officer and Director
Michael Hansen	(Principal Executive Officer)

/s/ RAOUL QUIJADA	Interim Chief Financial Officer (Principal Financial Officer and
Raoul Quijada	Principal Accounting Officer)

/s/ MITCH HILL	Director
Mitch Hill

/s/ GREGORY NEWELL	Director
Gregory Newell

/s/ PETER HARRIS	Director
Peter Harris

/s/ GARY S. BAUGHMAN	Director
Gary S. Baughman

66