Form 10-Q
period 2016-12-31
Ominto, Inc.
filed 2017-02-14
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

(515 not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of stock, as of February 10, 2017 is as follows:

Number of shares of Common Stock outstanding: 17,533,020.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ominto, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	December 31, 2016	September 30, 2016
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (amounts related to VIE of $482,462)	$11,919,351	$9,596,394
Restricted cash	2,737,947	1,997,921
Other receivables and prepaid expenses (amounts related to VIE of $649,594)	1,553,012	573,958
Deferred costs	13,402,431	7,431,751
Total current assets	29,612,741	19,600,024

Property and equipment, net (amounts related to VIE of $236,572)	2,164,127	2,042,316
Goodwill (amount related to VIE of $26,760,426)	26,760,426	-
Film costs (amounts related to VIE of $4,034,679)	4,034,679	-
Investment in unconsolidated company, at cost	3,214,284	-
Other assets (amounts related to VIE of $4,277)	55,710	42,471

TOTAL ASSETS	$65,841,967	$21,684,811

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
CURRENT LIABILITIES:
Accounts payable (amounts related to VIE of $707,083)	$2,485,839	$1,560,001
Amounts payable to Business Associates	6,357,797	5,114,675
Customer deposits	2,466,831	2,829,220
Other payables and accrued liabilities (amounts related to VIE of $2,262,192)	4,941,885	3,129,671
Deferred subscription fee revenue	21,285,227	13,111,338
Deferred advertising revenues	4,620,317	2,897,835
Due to related party	-	539,438
Liabilities of discontinued operations	-	26,975
Total current liabilities	42,157,896	29,209,153
LONG TERM LIABILITIES:
Long term debt	1,857,834	-
Total long term liabilities	1,857,834	-
TOTAL LIABILITIES	44,015,730	29,209,153

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $.01 par value; 25,000,000 shares authorized; 185,000 and 185,000 shares issued and outstanding, respectively.	1,850	1,850
Common stock, $.0001 par value; 200.0 million and 14.0 million shares authorized, respectively; 17.5 million and 13.4 million shares issued and outstanding, respectively.	17,533	13,386
Additional paid-in capital	67,776,371	51,120,663
Subscription receivable	(900,000)	-
Accumulated other comprehensive income	1,612,812	936,705
Accumulated deficit	(61,881,763)	(59,596,946)
Total Ominto, Inc. stockholders’ equity (deficit)	6,626,803	(7,524,342)

Noncontrolling interests	15,199,434	-
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$65,841,967	$21,684,811

See accompanying notes to condensed consolidated financial statements (unaudited)

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 31
	2016	2015
REVENUE
Business license fees	$1,756,168	$655,305
Membership subscription fees and commission income	3,656,594	4,600,106
Advertising and marketing programs	371,835	6,373
Other	87,875	170,445
	5,872,472	5,432,229

COST OF REVENUES	3,958,701	3,891,262

Gross Income	1,913,771	1,540,967

Selling, general and administrative expenses	4,296,497	3,799,393

LOSS FROM OPERATIONS	(2,382,726)	(2,258,426)

OTHER INCOME (EXPENSE):
Interest income (expense)	(43,371)	(298,843)
Change in fair value of derivative liability	-	549,656
LOSS BEFORE INCOME TAXES	(2,426,097)	(2,007,613)

Income taxes	-	-
LOSS FROM CONTINUING OPERATIONS	(2,426,097)	(2,007,613)

Income from discontinued operations, net of taxes	26,055	3,848

Net loss including noncontrolling interest	$(2,400,042)	$(2,003,765)
Net loss attributable to noncontrolling interests	115,225	-
NET LOSS ATTRIBUTABLE TO OMINTO, INC.	$(2,284,817)	$(2,003,765)

EARNINGS (LOSS) PER SHARE
Basic and diluted:
Continuing operations	$(0.16)	$(0.17)
Discontinued operations	$0.00	$0.00
TOTAL LOSS PER SHARE - Basic and diluted, attributable to Ominto, Inc.	$(0.16)	$(0.17)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	14,528,550	11,572,289

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
	December 31
	2016	2015

Net loss including noncontrolling interest	$(2,400,042)	$(2,003,765)
Foreign currency translation gains	676,107	198,512

Comprehensive loss including noncontrolling interest	$(1,723,935)	$(1,805,253)
Comprehensive loss attributable to noncontrolling interest	115,225	-
Comprehensive loss attributable to Ominto, Inc.	$(1,608,710)	$(1,805,253)

See accompanying notes to condensed consolidated financial statements (unaudited).

 Ominto, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred stock		Common stock		Additional		Accumulated other		Total Ominto	Non-	Total
	Shares	Par	Shares	Par	paid-in	Subscription	comprehensive	Accumulated	equity	controlling	equity
	outstanding	value	outstanding	value	capital	receivable	income (loss)	deficit	(deficit)	Interest	(deficit)

Balance, September 30, 2016	185,000	$1,850	13,386,538	$13,386	$51,120,663	$-	$936,705	$(59,596,946)	$(7,524,342)	$-	$(7,524,342)

Stock based compensation	-	-	-	-	329,227	-	-	-	329,227	-	329,227
Common stock issuance for services	-	-	173,950	174	440,326	-	-	-	440,500	-	440,500
Private placement	-	-	515,390	515	2,061,045	-	-	-	2,061,560	-	2,061,560

Common stock issued for Investment in unconsolidated company	-	-	803,571	804	3,213,480	-	-	-	3,214,284	-	3,214,284
Acquisition of subsidiary with non-controlling interests	-	-	2,428,571	2,429	9,711,855	-	-	-	9,714,284	15,314,659	25,028,943
Subscribed common stock sold	-	-	225,000	225	899,775	(900,000)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	676,107	-	676,107	-	676,107
Net loss	-	-	-	-	-	-	-	(2,284,817)	(2,284,817)	(115,225)	(2,400,042)

Balance, December 31, 2016	185,000	$1,850	17,533,020	$17,533	$67,776,371	$(900,000)	$1,612,812	$(61,881,763)	$6,626,803	$15,199,434	$21,826,237

See accompanying notes to consolidated financial statements

 Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES:
Loss from continuing operations including noncontrolling interest	$(2,400,042)	$(2,007,613)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	113,583	19,299
Provision for doubtful accounts	104,275	-
Stock issued for services	440,612	-
Stock-based compensation	329,227	419,317
Change in fair value of derivative liability	-	(549,656)
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	(895,268)	(74,636)
Accounts receivable	(30,785)	-
Other receivables and prepaid expenses	(516,161)	(665,756)
Deferred costs	(6,693,141)	549,306
Other assets	8,483	-
Accounts Payable	267,698	(73,311)
Amounts payable to Business Associates	1,644,373	23,476
Customer Deposits	(174,784)	141,246
Other payables and accrued liabilities	466,880	489,731
Amounts due to related parties - services rendered	(539,438)	(19,095)
Deferred subscription fee revenue	9,356,745	(690,936)
Deferred advertising revenue	1,985,862	64,411

NET CASH FLOWS FROM CONTINUING OPERATIONS	3,468,119	(2,374,217)

Net change in assets and liabilities of discontinued operations	(26,044)	13,172
Net cash flows from discontinued operations	(26,044)	13,172

NET CASH FLOWS FROM OPERATING ACTIVITIES	3,442,075	(2,361,045)

CASH FLOWS FROM INVESTING ACTIVITIES:
Issuance of note receivable	(500,000)	-
Investment in debenture	(2,000,000)	-
Acquisition of business, net of cash acquired	25,251	-
Purchases of equipment and software	(1,743)	(374,900)
NET CASH FLOWS FROM INVESTING ACTIVITIES:	(2,476,492)	(374,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,061,560	-
Proceeds from exercise of warrant	-	250,000
Proceeds from convertible loan	-	1,400,000
NET CASH FLOWS FROM FINANCING ACTIVITIES	2,061,560	1,650,000

Effect of exchange rate changes	(704,186)	(310,506)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,322,957	(1,396,451)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,596,394	3,531,124
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,919,351	$2,134,673

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Conversion of convertible notes to common stock	$-	$5,000,000
Reclass of derivative liability of warrants to stockholders’ equity	$-	$165,191
Common stock issued for acquisition	$9,714,284	$-
Common stock issued for investment in unconsolidated company	$3,214,284	$-
Subscribed common stock sold	$900,000	$-
Common stock issued for services	$440,500	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company

On June 26, 2015, the Company changed its name to Ominto, Inc. (“Ominto,” the “Company,” “we,” “our,” or “us”) from DubLi, Inc. We are a global e-commerce Cash Back and network marketing company that operates a worldwide shopping website. We market membership subscriptions directly to consumers and through Partner Programs and our network marketing subsidiary. The Company is incorporated in the State of Nevada and our principal executive offices are located in Boca Raton, Florida. The Company operates under both the Ominto.com and DubLi.com websites.

The Company’s wholly owned operating subsidiaries are:

●	Dublicom Limited (“DUBLICOM”), a Cyprus limited company, which operates DubLi Network’s white-label Cash Back shopping website, DubLi.com;

●	DubLi Network Limited (“DubLi Network”), a British Virgin Islands limited company, which operates Ominto’s global network of Business Associates;

●	DubLi Properties, LLC, a Delaware limited liability company, which holds certain rights to real estate in the Cayman Islands;

●	DubLi India Private Limited, a Haryana, India company, which operates Ominto’s global network of Business Associates in India.

●	BSP Rewards Inc., a Florida corporation, which operates Ominto’s Partner Program.

●	Ominto India Private Limited, a New Delhi, India company, which operates Ominto’s Cash Back shopping website in India; and

●	Ominto Limited, a limited company in Ireland, which operates Ominto’s Cash Back shopping website.

Our e-commerce Cash Back transactions throughout the world are conducted through DubLi.com’s shopping website. We have a large network of independent Business Associates (“BAs”) that sells our e-commerce Cash Back products.

In December, 2016, the Company acquired a controlling interest in Lani Pixels A/S (“Lani Pixels”), an animation production company focused on feature-length films and digital marketing content. Lani Pixels in based in Billund, Denmark which has offices in Denmark and Dubai, U.A.E. As a result of the transaction, the Company owns 40.02% of the outstanding common shares and controls 50.02% of the voting rights of Lani Pixels through the execution of a voting rights agreement with another Lani Pixels shareholder who is also a shareholder of Ominto. (See Note 5, Acquisition in the notes to financial statements). The Company exercises control over the operations of Lani Pixels. Lani Pixels will act as Ominto’s strategic content partner in the future.

In December, 2016, the Company also acquired a noncontrolling interest in Quant Systems, Inc. (“Quant”), an information technology service company in Irving, Texas. The Company owns 18.75% of the common shares of Quant and does not exercise control over the operations of Quant (see Note 6, Investment in Unconsolidated Company in the notes to financial statements).

Mr. Michael Hansen, the Chief Executive Officer and a Director of the Company, has a direct ownership of approximately 2.9 million shares of our common stock and 185,000 shares of our super voting preferred stock as of December 31, 2016. Each share of our super voting preferred votes as 40 shares of common stock. As a result, Mr. Hansen has the power to cast approximately 41% of the votes that could be cast by our stockholders as of December 31, 2016. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution or merger of the Company, sale of all of the Company’s assets or changing the size and composition of the board of directors.

Increase in Authorized Shares

During October 2016, the Company’s shareholders approved the increase of its authorized shares of common stock to 200 million shares from 14 million shares and to increase its authorized shares under the 2010 Omnibus Equity Compensation Plan to 4.5 million shares from 3.0 million shares.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated financial statements are unaudited. These condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of Management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending September 30, 2017.

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed financial statements pursuant to SEC rules and regulations, although we believe that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The condensed consolidated financial statements include the accounts of Ominto, Inc. and its and its wholly-owned and a subsidiary that is consolidated under the Variable Interest Entity (“VIE”) model. All significant intercompany transactions have been eliminated in consolidation.

The Company also consolidates less-than-wholly owned entities if the Company has a controlling financial interest in that entity. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity. Otherwise the entity will be evaluated under the voting interest model. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the design of an entity, we reconsider whether it is subject to the VIE model. We will continuously evaluate whether we have a controlling financial interest in a VIE.

Reclassifications

Certain amounts as reported in fiscal year 2016 have been reclassified to conform to the fiscal year 2017 financial statement presentation.

Use of Estimates and Judgments

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

For acquisition purposes, the process for estimating the fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The fair value estimates are primarily based on Level 3 inputs including future expected cash flow, market rate assumptions and discount rates. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations.

Recent Accounting Pronouncements

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230): Restricted Cash (“ASU 2016-18”), which reduces the diversity in the treatment of Restricted cash in the Statement of Cash Flows. This ASU requires that restricted cash and restricted cash equivalents be included with unrestricted cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash and cash equivalents. Public business entities are required to adopt this ASU for fiscal years beginning after December 15, 2017, with other entities adopting it for fiscal years beginning after December 15, 2018. Early adoption is permitted. Currently the Company separates restricted cash and cash equivalents from its unrestricted cash and cash equivalents when reconciling the beginning and end of period total cash and cash equivalents and only reports the net change in restricted cash and cash equivalents in the statement of cash flows. In future, the Company’s sources and uses of restricted cash and cash equivalents will be combined with its sources and uses of unrestricted cash and cash equivalents in the statement of cash flows. The Company does not expect the adoption of this ASU to have a material effect on its statement of cash flows.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements (“ASU 2016-19”), which clarifies, corrects and amends various FASB Codification Subtopics. ASU 2016-19 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 and shall be applied prospectively. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections & Improvements to Topic 606: Revenue from Contracts with Customers (“ASU 2016-20”), which makes minor corrections or improvements to the Codification related to ASU 2014-09 Revenue from Contracts with Customers (the new Revenue Recognition Standard). The effective date for ASU 2016-20 is the same as the effective date for ASU 2014-09 Revenue from Contracts with Customers which date was deferred by ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. Public business entities are required to adopt this ASU for fiscal years beginning after December 15, 2017, with other entities adopting it for fiscal years beginning after December 15, 2018, with interim reporting periods beginning after December 15, 2019. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has begun the process of evaluating the potential impact of adoption of this ASU and does not expect the adoption of this ASU or the adoption of the related new Revenue Recognition standard to have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes & Error Corrections and Investments – Equity Method and Joint Ventures: Amendments to SEC Paragraphs pursuant to Staff Announcements (“ASU 2017-03”), which amends various FASB Codification Topics. Public business entities are required to adopt this ASU for fiscal years beginning after December 15, 2019, with other entities adopting it for fiscal years beginning after December 15, 2020. Early adoption is permitted as a of annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the method of testing for goodwill impairment by eliminating Step 2 (comparing the implied fair value of goodwill with the carrying amount of goodwill) for entities that have not adopted the private company alternative for goodwill impairment testing. Entities that have not adopted the private company alternative for goodwill impairment testing may use a one-step quantitative test to determine the amount, if any, of good will impairment (comparing the fair value of goodwill to the carrying amount). Under ASU 2017-03, Public business entities that are SEC filers are required to adopt this ASU for fiscal years beginning after December 15, 2019, with public business entities that are not SEC filers adopting it for fiscal years beginning after December 15, 2020 and all other filers adopting in fiscal years beginning after December 15, 2021. Early adoption is permitted as for interim and annual goodwill impairment of annual reporting periods beginning after January 1, 2017. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

Foreign Currency

Financial statements of foreign subsidiaries operating in other than highly inflationary economies are translated at period-end exchange rates for assets and liabilities and average exchange rates during the period for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive income or loss. Financial statements of subsidiaries operating in highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in current earnings. Gains or losses resulting from foreign currency transactions are recorded in operating expense. We have no subsidiaries operating in highly inflationary economies.

In accordance with FASB’s Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, companies with foreign operations or foreign currency transactions are required to prepare the statement of cash flows using the exchange rates in effect at the time of the cash flows. We use an appropriately weighted average exchange rate for the period for translation if the result is substantially the same as if the rates at the dates of the cash flows were used. The condensed consolidated statement of cash flows reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate part of the reconciliation of the change in cash and cash equivalents during the period.

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

Business Acquisitions

The Company accounts for business acquisitions under the purchase method of accounting, whereby the purchase price (defined as the total consideration transferred to acquire the business) is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over the estimated fair value of the net identifiable assets is allocated to goodwill. The determination of estimated fair value requires significant estimates and assumptions including, but not limited to, expected use of the assets acquired, the expected cost to extinguish a liability, future cash flows to be generated from intellectual property and developing appropriate discount rates and market multiples. A change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is an asset that is not an adjustment made to the allocations of the purchase price, or adjustments made as a result of changes in estimates or assumptions, could impact the amount of assets, including goodwill, and liabilities, ultimately recorded on the Company’s balance sheet and could impact its operating results subsequent to such acquisition.

Investments in unconsolidated company

The Company uses the cost method of accounting for investments in companies in which it has a 20% or less ownership interest and does not have the ability to exercise significant influence. Such investments are presented as investments in unconsolidated entities on the Company’s consolidated balance sheets (refer to Note 6, Investments in Unconsolidated Companies for further information of such investments). Dividends received from distributions of net accumulated earnings are recognized as income. Dividends received in excess of net accumulated earnings will reduce the cost of our investment. We will record impairment of investments when we determine that there has been an other-than-temporary decline in the entity’s estimated fair value compared to its carrying value.

Film Costs

Lani Pixels capitalizes direct film production costs. Film production costs include costs to develop and produce computer animated motion pictures, which primarily consists of salaries, equipment and overhead. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed.

Once a film is released, capitalized film production costs are amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the individual-film-forecast-computation method as defined in FASB’s Accounting Standards Codification 926-605-25. The amount of film costs that are amortized each quarter depends on how much future revenue is expected to be received from each film. The Company makes certain estimates and judgments of future gross revenues to be received for each film based on historical results and management’s knowledge of the industry. Estimates of anticipated total gross revenues are reviewed periodically and may be revised if necessary. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis to assess whether there are any indicators of impairment. If estimated remaining gross revenues are not sufficient or are indicative of a potential impairment, the unamortized film production costs will be written down to fair value.

Property and Equipment

Property and equipment are recorded at cost. Computers and equipment, computer software, furniture and fixtures are depreciated over its useful life of five (5) years. Leasehold improvements included in furniture and fixtures are amortized on a straight-line basis over the term of the lease. Land is not amortized. The cost of maintenance and repairs of equipment is charged to expense when incurred. When we sell, dispose of or retire property and equipment, the related gains or losses are included in operating results.

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

Goodwill

The Company evaluates goodwill annually for impairment using either a quantitative or qualitative analysis. We perform a quantitative analysis using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis. A qualitative analysis may be performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales, operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment. Additionally, goodwill is evaluated for impairment whenever events or circumstances indicate there may be a possible permanent loss of value.

Fair Value of Financial Instruments

We adopted ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) for measurement and disclosures about the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value using a three-level hierarchy which prioritizes the inputs to valuation techniques used to measure fair value.

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

Level 2 - Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life; and

Level 3 - Inputs reflect Management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate our hierarchy disclosures each quarter.

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their fair values. Management believes the carrying values of notes and other receivables, deferred costs, deferred revenue and other assets and liabilities approximate their fair values.

Revenue Recognition

We recognize revenues in accordance with ASC 605, Revenue Recognition which requires that four basic criteria be met before revenues can be recognized: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the selling price is fixed and determinable; and (iv) collectability is reasonably assured. Determination of criteria (iii) and (iv) are based on Management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and Cash Back to customers, commissions, estimated returns and allowances, and other adjustments are recorded in the same period the related revenues are recorded. We defer any revenues that are subject to refund, and, for which the product has not been delivered or the service has not been rendered.

DubLi Network, the Company’s wholly owned subsidiary, has a global network marketing organization with Business Associate (“BA”) representatives in many countries throughout the world. The Company offers BAs a wide variety of products and services to sell to their customers. BAs earn commissions on sales of products and services that they sell directly and indirect sales from their sales organizations.

Dublicom, the Company’s wholly owned subsidiary, offers various membership packages to customers and a program for business clients (“Partner Program”).

Our revenue recognition policies for each of our products and services are as follows:

E-commerce and memberships

●	Business license fees – BAs pay an initial business license fee and Partner Program participants (excluding not-for-profit organizations) pay a setup fee for the marketing and training services provided by us which enables them to begin their sales of DubLi.com’s products and services. The business license fee or partner setup fee is recognized as revenue ratably over twelve (12) months.

13

●

Membership subscription fees - (i) Effective April 2014 our BAs are required to purchase our membership subscription products for resale in the form of a qualifying VIP membership or VIP membership packages for BAs or membership packages for DubLi’s customers as described under item (ii) below. These membership subscription products have a shelf life of twelve months. Revenue is recognized ratably over a twelve-month period when any membership subscription product is activated or immediately upon expiry; and (ii) DubLi customers who purchase a VIP membership package pay on an annual basis which is recognized ratably over the subscription period.

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

Membership Voucher Revenue is based on an analysis of estimated breakage and redemption effective rates.   The breakage percentage rates are estimated based on historical trends and are adjusted periodically based on actual breakage rates. Membership Voucher Revenue and Deferred Revenue calculations are based on a ratable ‘waterfall’ method whereby the monthly purchases are allocated between redeemed vouchers and estimated breakage. This allocation is then amortized over a 12-month period.  The allocations are based on actual experience from inception to the current date.

We believe it is appropriate to recognize revenues on this basis in order to more closely match revenue and related costs. We believe that the use of recent historical data is reasonable and appropriate because of the relative stability of the average actual number of VIP membership’s redeemed.

●	Commission income – We receive varying percentages in commission income earned from merchants participating on our online shopping platform. These commissions are calculated based upon the agreed rates with the participating merchants on all customer’s transactions processed through our online shopping website and are recognized on an accrual basis based upon data obtained from the merchant. A percentage of the commission income is payable in the form of Cash Back, to the customer for all purchase transactions. This Cash Back amount due the customer is accrued as a deduction from commission income at the time the commission income is recognized. Commission receivable from merchants is included in other receivables and prepaid expenses.

●	Advertising and marketing – The Company offers three advertising programs which are sold to BAs and/or Partners in advance of several advertising campaigns to generate new DubLi.com shopping customers for our BAs and/or Partners. Revenues for the respective advertising and marketing programs are recognized in accordance with the terms and obligations under the programs.

●	Film production revenue - Lani Pixels recognizes film revenue from the distribution of its animated feature films and related products when earned and reasonably estimable in accordance with FASB Accounting Standards Codification 926-605-25. The following conditions are met in order to recognize revenue:

●	Persuasive evidence of a sale or licensing arrangement with a customer exists;

●	the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

●	the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale;

●	the arrangement fee is fixed or determinable; and

●	collection of the arrangement fee is reasonably assured.

If one of more of the preceding conditions are not met, Lani Pixels defers recognizing revenue until all of the conditions are met.

Lani Pixels recognizes revenue from its films net of distribution fees, reserves for returns, and marketing and distribution expenses.

Deferred Subscription Fee Revenue

Deferred subscription fee revenue relates to unearned revenue associated with VIP memberships. We sell memberships and payments are received in advance of customers using the memberships. We amortize deferred subscription fee revenue over the period of the subscription which is usually 12 months.

Deferred Advertising Revenue

Deferred advertising revenue relates to unearned revenues associated with advertising and marketing fees collected in advance from BAs that are amortized as customers are allocated to the BAs in accordance with the terms and obligations under the programs.

Deferred Business License Revenue

Deferred Business License Revenue relates to unearned revenue associated with business license fees collected in advance from BAs and setup fees collected in advance from Partners that are recognized ratably over twelve months.

Cost of Revenues

Cost of revenues are principally commissions based upon each Business Associate's volume of sales, any “down-line” sales by other Business Associates under the sponsoring Business Associate, and purchase transactions through our shopping website made by customers under the sponsoring Business Associate. Commissions due to Business Associates at the time of such transaction are recorded as deferred costs until the corresponding revenues are recognized. Special incentive bonuses are recognized when the Business Associate meets the sales target goals or specific criteria, and are recorded as deferred costs which are then expensed ratably as the corresponding revenues are recognized.

Cost of revenues also includes commissions paid to Partners and Cash Back paid to customers that is in excess of Cash Back paid to customers with a free membership.

Commissions and other incremental direct costs including credit card processing fees in connection with the discontinued auction program are reported as cost of revenues under discontinued operations.

Lani Pixels’ costs of revenues related to our Film production and animation segment are currently minimal. In the future, these costs will primarily include the amortization of capitalized costs, participation and residual costs and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. The amortization of capitalized costs is based on the amount of revenues earned from all markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with advertising expenses, stock compensation, staff payroll costs, outside services, bank transaction fees, and other general administrative costs.

Noncontrolling Interests

A noncontrolling interest represents the other equity holder’s interest in an entity that the Company consolidates. Noncontrolling interests are classified as a separate component of equity in the Company’s consolidated balance sheets and statements of equity. Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are reflected separately from the consolidated net income (loss) and comprehensive income (loss) in the consolidated statements of operations and statements of stockholders’ equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests

Comprehensive Income (loss)

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

Earnings (Loss) per Share

We compute basic earnings (loss) per share by dividing the income (loss) attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The potential impact of all common stock equivalents was excluded from the number of shares outstanding used for purposes of computing net loss per share as the impact of such equivalents was anti-dilutive due to the loss from continuing operations. Potential dilutive securities, which consisted of outstanding stock options and other compensation arrangements not included in dilutive weighted average shares for the three (3) months ended December 31, 2016 and 2015 were approximately 1.1 million and 1.4 million, respectively.

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

Segment Policy

We derive our revenues from an E-Commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs and a Film production and Animation segment, as described in Note 15, Segment Information in the notes to financial statements.

3. Earnings/Loss Per Share

Basic earnings or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income or loss available to common shareholders by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares as determined using income from continuing operations, including the potential issuance of common shares upon the exercise, conversion or vesting of outstanding stock options and unvested restricted shares, as calculated under the treasury stock method, as well as shares associated with the Company’s convertible debt securities, which were converted during fiscal year 2017. When the Company reports a net loss, rather than net income, from continuing operations, the computation of diluted loss per share excludes dilutive common stock equivalents as their effect would be anti-dilutive. Therefore, weighted average dilutive common shares would be excluded from the calculation. The Company reported a net loss from continuing operations for the three months ended December 31, 2016 and had no dilutive common stock equivalents at December 31, 2016 that affected diluted net loss per share for the related period.

For the three months ended December 31, 2016, there were 1.1 million potentially dilutive securities, representing outstanding stock options and other compensation arrangements. For the three months ended December 31, 2015, potential dilutive securities, which consisted of outstanding stock options, warrants and other compensation arrangements amounted to approximately 1.4 million common stock equivalents.

4. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. Amounts of restricted cash held, by type of currency were as follows:

	As of
	December 31, 2016	September 30, 2016
Euro	$187,519	$136,835
Australian Dollar	9,931	7,247
Indian Rupee	249,073	181,752
United States Dollar	2,291,424	1,672,087
Total	$2,737,947	$1,997,921

5. Acquisition

On December 13, 2016, the Company acquired a 40.02% economic interest in a Denmark-based company named Lani Pixels A/S (“Lani Pixels”) for total consideration of $10.2 million. Lani Pixels is an animation production company focused on feature length films and digital marketing content. Lani Pixels in based in Billund, Denmark and it has offices in Denmark and Dubai, U.A.E. The Company owns 40.02% of the common shares and controls 50.02% of the voting rights of Lani Pixels. Lani Pixels is a Variable Interest Entity (“VIE”) based on its governance structure and we consolidate Lani Pixels in our consolidated financial statements since we have the power to direct activities that most significantly impacts its economic performance. We have a voting rights agreement with a 10% shareholder granting us the irrevocable right to vote their shares in our favor. Additionally, the Company holds a majority of the seats on the Board of Directors of Lani Pixels (3 out of 5 board seats). There are no liquidity arrangements, guarantees or other financial commitments between the Company and Lani Pixels, and therefore, our maximum risk of financial loss is our 40.02 % interest and $2.5 million in debt, consisting of a $500,000 note payable and $2.0 million debenture. Lani Pixels will act as Ominto’s strategic content partner in the future.

The transaction consisted of three parts:

(1) The Company entered into a Share Exchange Agreement with Lani Pixels pursuant to which Lani Pixels issued and transferred to the Company, all rights, title, and interest in and to shares of Lani Pixels’ common stock representing an aggregate of 20% of the issued and outstanding common stock of Lani Pixels on a fully diluted basis in exchange for purchased one million two hundred eighty-five thousand seven hundred fourteen (1,285,714) shares of the Company’s common stock (“Common Stock”), valued at $4.00 per share. In addition, the Company loaned Lani Pixels $500,000 and Lani Pixels issued a promissory note in the amount of $500,000 (“Note”) to the Company. The Note matures on October 31, 2017 and accrues interest at a rate of 3% per annum. The Company also purchased a senior secured debenture (the “Debenture”) from Lani Pixels in the amount of $2.0 million. The Debenture has a coupon of 5% per annum, payable semi-annually and a running fee that entitles the Company to 3% of the gross revenues from July 1, 2017 to and including December 31, 2025, paid semi-annually on February 12, 2018 for the preceding semi-annual period from July 1 through December 31. The Debenture matures on February 12, 2026 and has a call option under which the principal amount may be redeemed in whole from February 12, 2018 or on any consecutive coupon date thereafter (see Note 10, Long Term Debt).

(2) The Company entered into a Share Exchange Agreement with Kim Pagel (“Pagel”), pursuant to which Pagel transferred to the Company, all rights, title, and interest in and to shares of Lani Pixels’ common stock that represents an aggregate of 20% of the issued and outstanding common stock of Lani Pixels on a fully diluted basis in exchange for one million one hundred forty-two thousand eight hundred fifty-seven (1,142,857) shares of the Company’s common stock (“Common Stock”), valued at $4.00 per share, and an additional cash amount of $500,000.

(3) The Company entered into a Share Purchase Agreement with Paseco ApS (“Paseco”), pursuant to which Paseco sold to Ominto 1,000 shares or .02% of the issued and outstanding common stock of Lani Pixels’ common stock for $4,000 (“Purchase Price”). The promissory note matures on February 28, 2017.

The financial position, results of operations and cash flows of the Lani Pixels acquisition have been included in our consolidated financial statements since December 13, 2016.

The following reconciles the aggregate purchase price for the Lani Pixels acquisition to the cash paid for the acquisition, net of cash required:

Purchase price	$10,218,284
Less: cash acquired	525,251
Purchase price, net of cash acquired	9,693,033
Less: common stock issued	9,714,284
Less: promissory note issued	4,000
Net cash inflow	$25,251

The fair value of the common stock issued as part of the consideration paid for Lani Pixels was determined on the basis of the closing market price of the common stock on the acquisition date.

Lani Pixels is a Variable Interest Entity (“VIE”) based on the governance structure. Therefore, we have consolidated Lani Pixels in our consolidated financial statements because we have the power to direct activities that most significantly impact Lani Pixels’ economic performance. We also have a voting rights agreement with a 10% shareholder that granted us the irrevocable right to vote those shares in our favor. Additionally, Ominto and Lani Pixels signed an amendment to the Share Exchange Agreement, whereby Lani Pixels acknowledges and agrees to ensure Ominto receives a minimum of three (3) seats on the Board of Directors of Lani Pixels, which shall at all times represent a majority of the Board of Directors. There are no liquidity arrangements, guarantees or other financial commitments between us and Lani Pixels, and therefore our maximum risk of financial loss is our 40.02% interest.

The transaction is being accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. Acquisition accounting is dependent upon certain valuations and other studies that have yet to commence or progress to a stage where there is sufficient information for a definitive measurement. The process for estimating the fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The fair value estimates are primarily based on Level 3 inputs including future expected cash flow, market rate assumptions and discount rates. The entire purchase price allocation for Lani Pixels is preliminary. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments will be recorded during the measurement period during fiscal year 2017. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the purchase accounting assessment will result in changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s consolidated financial statements.

The table below presents the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. These preliminary estimates will be revised during the measurement period as third-party valuations are finalized, additional information becomes available and as additional analyses are performed, and these differences could have a material impact on the Company’s results of operations and financial position.

Assets acquired and liabilities assumed:

Cash and cash equivalents	$525,251
Accounts receivable	211,606
Other receivables and prepaid expenses	367,444
Property and equipment	235,143
Identifiable intangible assets	-
Goodwill	26,760,426
Capitalized production costs	4,039,143
Accounts payable	(710,634)
Note payable, other payables and accrued liabilities	(2,037,602)
Long term liabilities	(3,857,834)
Noncontrolling interest upon acquisition of business	(15,314,659)

Purchase price	$10,218,284

Unaudited Pro Forma Information

The Company is unable to present supplemental unaudited pro-forma results as if Lani Pixels had been consolidated as of the beginning of the year immediately preceding the year in which Lani Pixels was acquired because Lani Pixel’s quarterly financial statements for the quarters ended December 31, 2016 and December 31, 2015 are not yet available. The audit of Lani Pixels for these periods is in process and we expect to provide proforma supplemental results in a Report on Form 8-K during the second quarter ended March 31, 2017.

6. Investment in Unconsolidated Company

On December 13, 2016 (“Closing Date”), the Company entered into a Share Exchange Agreement (the “Quant Agreement”) with Quant Systems, Inc. (“Quant”), pursuant to which Quant purchased eight hundred three thousand five hundred seventy-one (803,571) shares (the “Ominto Shares”) of the Company’s common stock (“Common Stock”), valued at $4.00 per share and in exchange, Quant issued and transferred to the Company, all rights, title, and interest in and to shares of Quant’s common stock that represents an aggregate of 18.75% of the issued and outstanding common stock of Quant on a fully diluted basis.

Quant Systems, Inc. is an advisory and IT solutions firm providing cutting-edge technology applications that improve and empower businesses. Quant Systems’ comprehensive services include technical consulting, software implementation and re-engineering, big data and analytics, cloud infrastructure, mobile strategy and robotics. This strategic collaboration aligns Ominto with a strong IT solutions partner known for its innovative software development and emerging technologies. Combining Ominto’s business model with Quant’s technology proficiency allows us to deliver a world-class Cash Back experience, on a global basis, for the benefit of our Partner Program relationships and our shopping customers.

The Company has paid approximately $520,000 to Quant for advisory and IT solutions services during the three months ended December 31, 2016. These costs were expensed and included in selling, general and administrative expenses in the accompanying statement of operations for the three months ended December 31, 2016.

7. Deferred Costs

Deferred costs represent commission costs which are directly related to: (i) unearned subscription fees which are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled. Deferred costs expensed are included in cost of revenues.

8. Property and Equipment

Property and equipment comprised the following:

	As of
	December 31, 2016	September 30, 2016
Land:
Held for sales incentives	$3,562,500	$3,562,500
Less: Valuation allowance	(2,687,752)	(2,687,752)
	874,748	874,748

Computers and equipment	906,558	347,765
Computer software	-	-
Software development	1,193,385	1,193,386
Furniture and fixtures	170,244	176,295
	2,270,187	1,717,446

Accumulated depreciation	(980,808)	(549,878)
	1,289,379	1,167,568

Total	$2,164,127	$2,042,316

Land Held for Sales Incentives

We acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of December 31, 2016, the land value of approximately $0.9 million consisted of the contract price and land filled cost of approximately $3.6 million less a valuation allowance of approximately $2.7 million that was based on our evaluation of the estimated fair value.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Network BAs upon attaining certain performance objectives.

Depreciation

Depreciation expense totaled $113,583 and $19,299 for the three months ended December 31, 2016 and 2015, respectively. The increase is primarily due to software costs associated with the launch of our new website that were capitalized during the quarter ended June 30, 2016 and are now being depreciated.

9. Amounts Due to Related Parties

Amounts due to related parties comprised the following:

	As of
	December 31, 2016	September 30, 2016
Amounts due for advances by Mr. Hansen	$-	$449,952
Amounts due for services rendered	-	89,486

Amounts due for service rendered	$-	$539,438

Amounts due for services rendered are comprised of accrued compensation due to the officers of the Company. The amounts due for advances and services rendered are non-interest bearing and have no terms of repayment.

10. Long Term Debt

During 2016, Lani Pixels authorized up to $12,000,000 of senior secured term bonds. As of December 31, 2016, there were a total of $3,857,834 of debenture bonds outstanding; of this amount Ominto is the holder of a $2,000,000 debenture. The Ominto debenture has been eliminated in the consolidated balance sheet as of December 31, 2016. The net proceeds will be used to finance the production of an animated feature film and pay any fees associated with this offering. The Debenture has a coupon of 5% per annum, payable semi-annually and a running fee that entitles the holder to 3% of the gross revenues from July 1, 2017 to and including December 31, 2025, paid semi-annually on April 12, 2019 for the preceding semi-annual period from July 1 through December 31. The Debenture matures on February 12, 2026 and has a call option under which the principal amount may be redeemed in whole from April 12, 2019 or on any consecutive coupon date thereafter. The principal maturities of long term debt, not including amounts attributable to Ominto, are as follows:

2017	$-
2018	-
2019	-
2020	-
2021	-
Thereafter	$1,857,834

Should Lani Pixels default on the debenture bonds, the holders of the debenture bonds (including Ominto) have a first priority lien and security interest in all assets, revenues, shares, accounts and rights, and any future movie productions, including but not limited to first priority pledges over all of Lani Pixels’ direct and indirect equity interests, and all other tangible and intangible personal property.

11. Discontinued Operations

The Company discontinued all auctions activities effective March 28, 2013. As a result, the operating results for the auctions program have been reclassified to income from discontinued operations in the condensed consolidated statements of operations.

During the three months ended December 31, 2016 and 2015, income from discontinued operations, net of taxes recognized from credits breakage amounted to approximately $26,055 and 3,848, respectively.

All costs associated with credits associated with the discontinued reverse auction program were fully recognized as of the effective date of the termination. All liabilities for unused credits associated with the discontinued reverse auction program were fully recognized in the three months ended December 31, 2016. Liabilities for unused credits of discontinued operations at December 31, 2016 and September 30, 2016 were $0 and $27,000, respectively.

12. Income Taxes

We conduct business globally and operate in a number of foreign jurisdictions in addition to the United States. For the three months ended December 31, 2016 and 2015, our reported income tax rate was lower than the US federal statutory rate primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net income or losses for the periods, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

13. Stockholders’ Equity

Common Stock

As described in Note 5, Acquisitions and Note 6, Investment in Unconsolidated Company, the Company issued 3.2 million shares of its common stock valued at $4 per share or a total of approximately $12.9 million to acquire 40.02% of Lani Pixels, A/S and 18.75% of Quant Systems, Inc.

The Company sold 515,390 shares of its common stock to various foreign investors totaling approximately $2.1 million during the quarter ended December 31, 2016 as part of a private placement.

The Company issued 113,950 shares of its common stock to employees, consultants and directors in lieu of compensation for services performed during the second quarter of fiscal year 2016. In addition, the Company issued 60,000 vested shares of restricted common stock to three employees and consultants.

In addition, the Company sold 225,000 shares and recorded a subscription receivable in the amount of $900,000 during the quarter ended December 31, 2016. The subscription receivable is due to be paid in February 2017 and has been temporarily reclassified as a reduction to Ominto’s total stockholder’s equity in accordance with GAAP.

As a result of the aforementioned transactions, Ominto’s accumulated deficit of $7.5 million at September 30, 2016 improved to stockholders’ equity of $6.6 million at December 31, 2016.

As of December 31, 2016, a total of approximately 1,266,619 shares were committed for issuance in an unregistered private placement to various foreign investors and reflected as issued on the books of the Company, but stock certificates were not issued due to certain administrative and documentation requirements. Certificates for these shares committed for issuance are expected to be issued during the quarter ended March 31, 2017.

14. Stock-Based Compensation

The following table summarizes information about stock option activity under the 2010 Omnibus Equity Compensation Plan during the three months ended December 31, 2016:

Balance outstanding, September 30, 2016	440,968
Granted	314,500
Exercised	-
Forfeited	(21,358)
Balance outstanding, December 31, 2016	734,110

During the three months ended December 31, 2016, the Company granted 314,500 stock options to various employees, consultants and Directors under the Plan which vest over 36 to 60 months.

The Company determines the fair value of stock option awards using the Black-Scholes option pricing model with estimates of option lives, stock price volatility and interest rates, then expensed over the periods of service. Changes in the estimated inputs or using other option valuation methods could result in materially different option values and share-based compensation expense.

Options Activity and Positions

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	734,110	$4.74	7.92	$251,600

Exercisable as of December 31, 2016	345,681	$5.88	5.27	$46,878

Unamortized stock option compensation expense at December 31, 2016 was approximately $857,360 and is expected to be recognized over a period of 2.63 years.

Restricted Stock Units

The following table summarizes information about restricted stock award activity under the Plan for the three months ended December 31, 2016:

Balance outstanding, September 30, 2016	155,280
Granted	130,000
Vested	(27,326)
Forfeited	-
Balance outstanding, December 31, 2016	257,954

During the three months ended December 31, 2016, the Company granted 130,000 restricted shares of common stock to various employees under the Plan which vested over 36 to 60 months.  The Company determines the value of its restricted stock awards on the grant date using the intrinsic value method which is based on the number of shares granted and the quoted price of our common stock on the grant date. As of December 31, 2016, there were 257,954 unvested restricted shares outstanding with a weighted-average grant date value of $5.07. The restricted stock units vest over the next 2.2 years. The unamortized value of unvested restricted shares is $1.2 million.

The Company’s CEO Michael Hansen is entitled to 500,000 restricted shares of common stock upon the attainment of certain performance goals.

Stock-based compensation expense for the three months ended December 31, 2016 and 2015 was $329,227 and $419,317, respectively.

15. Segment Information

We have two reportable segments: (i) E-Commerce cashback and network marketing which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and (ii) Animated movie production revenue.

Information concerning our revenue, gross profit, income from operations, depreciation, capital expenditures, goodwill and total assets by segment are as follows:

	Three Months Ended
	December 31,
	2016	2015
Revenue:
E-commerce cashback and network marketing	$5,861,362	$5,432,229
Animated movie production	11,110	-
Total	$5,872,472	$5,432,229

Gross profit:
E-commerce cashback and network marketing	$1,902,621	$1,540,967
Animated movie production	11,150	-
Total	$1,913,771	$1,540,967

Loss from operations:
E-commerce cashback and network marketing	$(2,235,630)	$(2,258,426)
Animated movie production	(147,096)	-
Total	$(2,382,726)	$(2,258,426)

Depreciation:
E-commerce cashback and network marketing	$115,560	$19,299
Animated movie production	(1,977)	-
Total	$113,583	$19,299

Capital expenditures:
E-commerce cashback and network marketing	$2,291	$374,900
Animated movie production	(548)	-
Total	$1,743	$374,900

Goodwill:	December 31, 2016	September 30, 2016
E-commerce cashback and network marketing	$-	$-
Animated movie production	26,760,426	-
Total	$26,760,426	$-

Total assets:
E-commerce cashback and network marketing	$33,673,957	$21,684,811
Animated movie production	32,168,010	-
Total	$65,841,967	$21,684,811

The total revenues recorded in our four geographic regions are summarized as follows:

	Three Months Ended
	December 31,
	2016	2015
Revenues:
European Union	$830,469	$776,619
North America	3,682,894	3,388,478
Australia	324,519	303,476
Global	1,034,590	963,656
Total	$5,872,472	$5,432,229

Revenue represented from:
Continuing operations	$5,872,472	$5,432,229
Discontinued operations	26,055	3,848
Total	$5,898,527	$5,436,077

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

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

Factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, among other things:

●	risks related to our ability to continue as a going concern being in doubt;
●	our inability to generate enough customers or enough purchasing activity for our shopping websites;
●	our inability to establish and maintain a large growing base of Business Associates;
●	our failure to adapt to technological change;
●	increased competition;
●	increased operating costs;
●	changes in legislation applicable to our business;
●	our failure to improve our internal controls; and
●	our inability to generate sufficient cash flows from operations or to secure capital to enable us to maintain our current operations or support our intended growth.
●	our inability to successfully integrate Lani Pixels into our operations.
●	our inability to secure additional financing to enable Lani Pixels to complete its current animated film production.

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

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purpose of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. Except as required by U.S. federal securities laws, we have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “believe,” “projects,” “could,” “would,” and similar expressions. You can also identify them by the fact that they do not relate strictly to historical or current facts. The forward-looking statements reflect our current view about future events and are subject to risks, uncertainties and assumptions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those indicated by our forward-looking statements as a result of various factors, including the risks and uncertainties described in the section of this report titled “Risk Factors”.

Factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, among other things:

●	risks related to our ability to continue as a going concern being in doubt;
●	our inability to generate enough customers or enough purchasing activity for our shopping websites;
●	our inability to establish and maintain a large growing base of Business Associates;
●	our failure to adapt to technological change;
●	increased competition;
●	increased operating costs;
●	changes in legislation applicable to our business;
●	our failure to improve our internal controls; and
●	our inability to generate sufficient cash flows from operations or to secure capital to enable us to maintain our current operations or support our intended growth.
●	our inability to successfully integrate Lani Pixels into our operations.
●	our inability to secure additional financing to enable Lani Pixels to complete its current animated film production.

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

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purpose of securities offerings or economic analysis. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. Except as required by U.S. federal securities laws, we have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements information concerning these factors and related matters, see Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Report, and the following sections of our Annual Report on Form 10-K for the fiscal year ended September 30, 2016: Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. However, other factors besides those referenced could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us herein speak as of the date of this Report. We do not undertake to update any forward-looking statement, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Introduction

The following discussion and analysis summarizes the significant factors affecting: (i) our condensed consolidated results of operations for the three months ended December 31, 2016 compared to the three months ended December 31, 2015; and (ii) financial liquidity and capital resources. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes included in this Report.

Overview

We are a global leader in online Cash Back shopping worldwide. The Company’s shopping platform currently serves customers in more than 100 countries. Using our consumer-adaptive e-commerce sites, shoppers can browse third-party websites with different categories of products, featuring both international and local brands, travel, coupons, discounts and vouchers. The website is one global site that allows customers to select their country and language and serves customers with merchants that are available in their local country. Ominto’s websites feature some of the world’s most popular regional and international brands including Amazon.in®, Wal-Mart®, Nike®, Hotels.com®, Groupon™ and Expedia®. We receive a commission each time shoppers make a purchase on a third-party website through our shopping website. Ominto’s e-commerce platform allows consumers to shop at the same online stores they normally frequent and they earn Cash Back with each purchase through us. Our new Ominto.com shopping platform, launched in the third quarter of fiscal 2016, operates as a global site tailored to country preference depending on where in the world the shopper is logging in, as recognized by the location of the geo-IP.

We offer free and paid memberships that allow shoppers to earn varying amounts of Cash Back from the purchases that they make online through our shopping sites. The paid VIP membership allows our members to earn a higher percentage of Cash Back on their purchases, as well as other benefits. We receive a commission each time shoppers make purchases through our shopping platform with our affiliated merchants. We pass a portion of those commissions to our shoppers in the form of Cash Back. Our worldwide online transactions are conducted through the DubLi.com shopping platform. We have a large international network of independent Business Associates (“BAs”) that sell and use our various e-commerce Cash Back product.

We also own a controlling interest in Lani Pixels A/S, an animation production company focused on feature-length films and digital marketing content, located in Billund, Denmark with offices in Denmark and Dubai, U.A.E.

Business license fees are paid by our BAs and our Partner Program participants. The fees from BAs enable them to sell our products. Fees paid by our Partners allow them to receive either a white label solution or a co-branded referral program that their customers or donors can use to make Cash Back purchases through our online shopping platform. Our Partners earn commissions derived from membership subscription fees from the shoppers they refer as well as a portion of the commission income received from our affiliates. Generally, our for-profit Partner Program participants pay a monthly maintenance fee to remain as an active member.

We offer a free membership and a paid VIP membership to shoppers that enable them to earn Cash Back from all the purchases that they make through our online shopping website. The VIP membership allows our customers to earn a higher percentage of Cash Back on their purchases as well as other exclusive benefits. We charge an annual subscription fee for the VIP membership. Our BAs are required to purchase membership subscription products in the form of membership packages for DubLi.com’s customers and qualifying vouchers or membership packages for other BAs.

Commission income is the amounts we receive from affiliates for purchases made on our shopping platform. We share this commission income with our customers in the form of Cash Back.

Our network marketing organization of BAs is represented in approximately 100 countries throughout the world. Our BAs market our Cash Back product to their customers, many of who become BAs themselves. BAs earn commissions both on paid membership subscriptions that they sell directly, as well as on “downline” sales of products made by BAs that they bring into the marketing network. BAs also earn commissions on purchases made on our shopping website by shoppers they have referred, or that have been referred by their downline BAs.

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

In order to increase the sale of our Cash Back products, we have added dedicated private-label Cash Back shopping websites through Partners, which we believe will increase the number of shoppers purchasing products and services through our shopping platform. We also launched our new Cash Back shopping website during the third quarter of 2016.

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

Increasing our revenues involves investment in our information technology infrastructure, and human resources. We expect our Partner Program and expansion into new markets and countries to be an important component in our business strategy. We expect that the gross cost of revenues will increase and may also increase as a percentage of revenues in future periods, primarily due to forecasted increases in costs, including customer acquisition costs, data center costs, credit card and other transaction fees, and content acquisition costs.

As we expand our shopping programs and other products into additional international markets, we continue to increase our exposure to fluctuations in foreign currency to US dollar exchange rates.

We plan to continue to develop Ominto’s capabilities as a marketing services company and we view Lani Pixels as a strategic content partner in this effort. Lani Pixels has bandwidth to assist Ominto through the development of animated, short training videos for the DubLi Network.  Lani Pixels can also produce marketing videos and other creative content for DubLi's Cash Back shopping platform.

Quant Systems, Inc. is an advisory and IT solutions firm providing cutting-edge technology applications that improve and empower businesses. Quant Systems’ comprehensive services include technical consulting, software implementation and re-engineering, big data and analytics, cloud infrastructure, mobile strategy and robotics. This strategic collaboration aligns Ominto with a strong IT solutions partner known for its innovative software development and emerging technologies. Combining Ominto’s business model with Quant’s technology proficiency allows us to deliver a world-class Cash Back experience, on a global basis, for the benefit of our Partner Program relationships and our shopping customers.

Results of Operations

Three (3) Months Ended December 31, 2016 Compared to Three (3) Months Ended December 31, 2015

Consolidated Results

Net loss attributable to Ominto increased approximately $279,000 from approximately $2.0 million during the three months ended December 31, 2015 to approximately $2.3 million during the three months ended December 31, 2016. Although total revenues increased approximately $440,000, selling, general and administrative expenses increased approximately $495,000, cost of revenues increased approximately $67,000 and other income (expense) net decreased approximately $271,000.

Continuing Operations

Revenues totaled approximately $5.9 million and $5.4 million for the three months ended December 31, 2016 and 2015, respectively. The $440,000 increase consisted of increases of approximately $1.1 million in business license fees and approximately $365,000 in advertising and marketing fees offset by decreases of approximately $944,000 in membership subscription fees and commission income and approximately $82,000 in other revenue.

During the three months ended December 31, 2016 and 2015, our revenues from continuing operations were generated primarily from (a) business license fees paid by BAs and Partner Program participants; (b) membership subscription fees; (c) commission income from participating online shops and stores affiliated with our online shopping website arising from the purchase transactions our shoppers generated; and (d) advertising and marketing programs. Our revenues from continuing operations for the period December 13, 2016 to December 31, 2016 also included an immaterial amount of film production and animation revenue. Our revenues from discontinued operations during the three months ended December 31, 2016 and, 2015 were recognized from credits breakage associated with inactive BAs.

Cost of revenue was relatively unchanged at $4.0 million during the three months ended December 31, 2016 compared to $3.9 million during the three months ended December 31, 2015.

Gross income was approximately $1.9 million and $1.5 million for the three months ended December 31, 2016 and 2015, respectively. The increase was due to higher revenues mentioned above partially offset by slightly higher costs of revenues recognized during the three months ended December 31, 2016.

Selling, general and administrative (“SGA”) expenses were approximately $4.3 million and $3.8 million for the three months ended December 31, 2016 and 2015, respectively. The increase primarily consisted of increases of $735,000 in rent and office expense, $573,000 in banking and processing fees, $761,000 in outside service fees and $185,000 in advertising and marketing costs, offset by a decrease of $1,077,000 in payroll costs and a $767,000 increase in foreign exchange gains. Details of our SGA expenses are summarized as follows:

	For the three months ended December 31,
(All amounts in $ thousands)	2016	2015	Change

Advertising and marketing costs	$205	$20	$185
Depreciation and amortization	114	19	95
Outside service fees	1,736	975	761
Payroll costs	1,210	2,287	(1,077)
Rent and office expenses	878	143	735
Banking and processing fees	775	202	573
Foreign exchange	(802)	(35)	(767)
Travel expenses and others	180	188	(8)
Total	$4,296	$3,799	$497

Other expense, net amounted to approximately $43,000 during the three months ended December 31, 2016 compared to Other income, net of approximately $251,000 during the three months ended December 31, 2015. Interest expense amounted to $43,371 at Lani Pixels, a partially owned subsidiary due to a debenture note payable during the three months ended December 31, 2016. Interest expense totaled $298,843 during the three months ended December 31, 2015 related to the Company’s $5 million convertible debt that was later converted to common stock in November 2015. Also during the three months ended December 31, 2015, the Company recorded a $549,656 increase in the fair value of a derivative liability for warrants issued in connection with the $5 million convertible debt prior to its conversion to common stock in November 2015.

Noncontrolling interest of $115,225 represents 59.98% of the net loss of Lani Pixels for the three months ended December 31, 2016.

Net loss attributable to Ominto amounted to approximately $2.3 million and $2.0 million in the three months ended December 31, 2016 and 2015, respectively, consisting of the changes described above.

Segment reporting

We have two reportable segments: (i) E-Commerce cashback and network marketing which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and (ii) Animated movie production revenue. For additional information and analysis of our segments, refer to Note 15, Segment Reporting in the Notes to Financial Statements.

Foreign Currency Translation Adjustment

Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. The results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. The consolidated statements of operations of our international subsidiaries are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, this translation methodology results in these foreign currency transactions increasing the revenues, operating expenses and net income or decreasing loss. Similarly, our consolidated revenues, operating expenses and net income or loss will decrease when the U.S. dollar strengthens against foreign currencies.

During the three months ended December 31, 2016, we recognized a gain on translation of approximately $676,000 as compared to $199,000 for the three months ended December 31, 2015.

Liquidity and Capital Resources

Liquidity

During the three months ended December 31, 2016, we incurred a loss from continuing operations including noncontrolling interest of $2.4 million. We have an accumulated deficit for the period from our inception through December 31, 2016 of approximately $61.9 million.

Our stockholders’ deficit of approximately $7.5 million at September 30, 2016 improved to stockholder’s equity of approximately $6.6 million at December 31, 2016 as a result of our private placement sale of common stock totaling approximately $2.1 million and our financing of the acquisition of 40.02% interest in Lani Pixels and our investment in 18.75% of the common stock of Quant Systems, Inc. through issuances of our common stock totaling approximately $12.9 million.

We had a working capital (defined as current assets less current liabilities) deficit of approximately $12.5 million as of December 31, 2016. However, current liabilities include $21.3 million of deferred subscription fee revenue and $4.6 million of deferred advertising revenue which are amortized over a twelve-month period and represent about $2.2 million of revenue per month. Current assets include deferred costs of $13.4 million which are being amortized over a twelve-month period and represent about $1.1 million of expense per month. Excluding deferred costs from current assets and deferred subscription fee revenue and deferred advertising revenue from current liabilities, we had a working capital deficit of approximately $42,000 at December 31, 2016.

Total cash and cash equivalents of approximately $11.9 million at December 31, 2016 increased $2.3 million from total cash and cash equivalents of approximately $9.6 million at September 30, 2016. In addition, we had restricted cash balances of approximately $2.7 million at December 31, 2016 and approximately $2.0 million at September 30, 2016.

Our primary sources of liquidity are cash flows from operations and funds raised through debt and/or equity. Our primary liquidity needs are for working capital, capital expenditures and acquisition requirements.

We generated net cash flows from operating activities of approximately $3.4 million during the three months ended December 31, 2016 consisting primarily of the positive effect of net changes in assets and liabilities. We used cash flows from operations totaling $2.4 million during the three months ended December 31, 2015 consisting primarily of the negative effect of net changes in asset and liabilities.

We used net cash flows from investing activities of approximately $2.5 million during the three months ended December 31, 2016 due to the purchase of a $2.0 million debenture in connection with the acquisition of Lani Pixels and $500,000 of partial consideration for the purchase of 20% of Lani Pixels from Kim Pagel. We used cash flows from investing activities of approximately $375,000 for capital expenditures during the three months ended December 31, 2015.

We generated net cash flows from financing activities totaling approximately $2.1 million during the three months ended December 31, 2016, which consisted of the sale of approximately 515,390 shares of our common stock to various investors for cash consideration of $2.1 million.  We generated cash flows from financing activities totaling $1.7 million during the three months ended December 31, 2015 consisting of $1.4 million from proceeds from convertible loan and $250,000 from proceeds from the exercise of a warrant for shares of common stock.

Long Term Debt

As described in the Note 10, Long Term Debt in the Notes to Financial Statements, Lani Pixels owes $1,857,834 of a senior secured term Debenture bond (“Debenture”); the net proceeds of which are being used to finance the production of an animated feature film and to pay any fees associated with this offering. The Debenture has a coupon of 5% per annum, payable semi-annually and a running fee that entitles the holder to 3% of the gross revenues from July 1, 2017 to and including December 31, 2025, paid semi-annually on April 12, 2019 for the preceding semi-annual period from July 1 through December 31. The Debenture matures on February 12, 2026 and has a call option under which the principal amount may be redeemed in whole from April 12, 2019 or on any consecutive coupon date thereafter. The principal maturities of the debt, not including amounts attributable to Ominto, is as follows:

2017	$-
2018	-
2019	-
2020	-
2021	-
Thereafter	$1,857,834

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

Cash in Foreign Subsidiaries

We have significant operations outside the United States. As a result, cash generated by and used in our foreign operations is used only in amounts sufficient to pay general and administrative expenses in the U.S., or to fund certain US operational costs. As of December 31, 2016, we held approximately $11.0 million of unrestricted and approximately $1.4 million of restricted cash in foreign subsidiaries. Certain of the Company’s foreign subsidiaries have cash balances that are denominated in U.S. dollars.

Should foreign cash be repatriated, we will be subject to U.S. tax at the applicable U.S. federal statutory rate on the amount treated as a dividend for U.S. income tax purposes. Dividend treatment will largely be the result of the collective financial position of the foreign subsidiaries at the time of repatriation. Any U.S. income tax attributable to repatriated earnings may be offset by foreign income taxes paid on such earnings. Due to the significance of our foreign operations, we do not presently foresee a need to repatriate foreign cash in excess of our U.S. funding needs.

Recent Accounting Pronouncements

In November 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230): Restricted Cash (“ASU 2016-18”), which reduces the diversity in the treatment of Restricted cash in the Statement of Cash Flows. This ASU requires that restricted cash and restricted cash equivalents be included with unrestricted cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash and cash equivalents. Public business entities are required to adopt this ASU for fiscal years beginning after December 15, 2017, with other entities adopting it for fiscal years beginning after December 15, 2018. Early adoption is permitted. Currently the Company separates restricted cash and cash equivalents from its unrestricted cash and cash equivalents when reconciling the beginning and end of period total cash and cash equivalents and only reports the net change in restricted cash and cash equivalents in the statement of cash flows. In future, the Company’s sources and uses of restricted cash and cash equivalents will be combined with its sources and uses of unrestricted cash and cash equivalents in the statement of cash flows. The Company does not expect the adoption of this ASU to have a material effect on its statement of cash flows.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements (“ASU 2016-19”), which clarifies, corrects and amends various FASB Codification Subtopics. ASU 2016-19 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 and shall be applied prospectively. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections & Improvements to Topic 606: Revenue from Contracts with Customers (“ASU 2016-20”), which makes minor corrections or improvements to the Codification related to ASU 2014-09 Revenue from Contracts with Customers (the new Revenue Recognition Standard). The effective date for ASU 2016-20 is the same as the effective date for ASU 2014-09 Revenue from Contracts with Customers which date was amended/deferred by ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. Public business entities are required to adopt this ASU for fiscal years beginning after December 15, 2017, with other entities adopting it for fiscal years beginning after December 15, 2018, with interim reporting periods beginning after December 15, 2019. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has begun the process of evaluating the potential impact of adoption of this ASU and does not expect the adoption of this ASU or the adoption of the related new Revenue Recognition standard to have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes & Error Corrections and Investments – Equity Method and Joint Ventures: Amendments to SEC Paragraphs pursuant to Staff Announcements (“ASU 2017-03”), which amends various FASB Codification Topics. Public business entities are required to adopt this ASU for fiscal years beginning after December 15, 2019, with other entities adopting it for fiscal years beginning after December 15, 2020. Early adoption is permitted as of annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the method of testing for goodwill impairment by eliminating Step 2 (comparing the implied fair value of goodwill with the carrying amount of goodwill) for entities that have not adopted the private company alternative for goodwill impairment testing. Entities that have not adopted the private company alternative for goodwill impairment testing may use a one-step quantitative test to determine the amount, if any, of good will impairment (comparing the fair value of goodwill to the carrying amount). Under ASU 2017-03, Public business entities that are SEC filers are required to adopt this ASU for fiscal years beginning after December 15, 2019, with public business entities that are not SEC filers adopting it for fiscal years beginning after December 15, 2020 and all other filers adopting in fiscal years beginning after December 15, 2021. Early adoption is permitted as for interim and annual goodwill impairment of annual reporting periods beginning after January 1, 2017. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

Off-Balance Sheet Arrangements

Our significant off balance sheet transactions include liabilities associated with non-cancellable operating leases, employment contracts, and liabilities associated with certain indemnification and guarantee arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as previously reported in our annual report Form 10-K for the year ended September 30, 2016, as a result of our principal executive officer’s and principal financial officer’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016, we identified material weaknesses in internal control over financial reporting as of September 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses had not been remediated as of December 31, 2016.

Remediation Plans

To address the identified material weakness discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2016, we have taken the following measures. Management believes that there have been significant improvements in the level of internal control but is aware that there are still unaddressed risks to date. Consistent with the Sarbanes Oxley framework, we are engaged in the process of completing and documenting each of the Company’s key information technology and business processes necessary to improve our internal controls. We have undertaken this assessment and have made an initial determination of our significant processes. We are currently engaged in the next step in this process which is to document these significant processes and design key controls for each process.

1.	Continued to improve work flow and enhance internal controls. Management has recognized the need for documented policies and procedures and established such documents outlining processes, procedures, levels of authorization and approval, and other transactional related requirements in order to be disseminated for accountability and oversight. Management is also aware that the entity will need to review its policies and procedures periodically to determine whether they continue to be appropriate for the entity’s activities and refresh them when needed.

2.	We continue to take remedial measures to correct our internal control deficiencies and decided to devote significant resources to improving our internal controls. We have added four (4) full time positions in our accounting department which we believe will continue to improve internal controls. With the additional staff, we will be able to focus on providing additional training, as well as provide adequate time for our staff to complete the control procedures which have been or will be assigned to them.

(1)	We hired a new Interim CFO and additional qualified and experienced finance department personnel to enhance period end financial close and reporting

(2)	Senior Manager of SEC and Financial Reporting

(3)	Director of Compliance to evaluate and implement corrective action on our material weaknesses;

(4)	Currently in the process of recruiting a Vice President of Information Technology to oversee and implement proper internal control over IT and our business operating systems.

(5)	Will also continue the reorganization of our finance, accounting and other support staff to improve work flow and enhance internal controls;

In addition, we have improved or are in the process of improving our internal controls as follows:

Control Environment

(a)	Implemented a whistle-blower program and are in the process of implementing other programs to identify and manage fraud risks;

(b)	Formalized job descriptions have been developed for all finance and accounting personnel that specifically: (i) identify required financial reporting roles, responsibilities, and necessary competencies; and (ii) clarify responsibilities for maintaining our internal controls over financial information; and

(c)	Increased the utilization of the features and controls provided in our Enterprise Resource Planning (“ERP”) system and reduced the use of spreadsheets.

Monitoring of internal control over financial reporting, and period end financial closing

(a)	We continue to review and update our policies and procedures with respect to the review, supervision and monitoring of our accounting operations;

(b)	We are completing a risk assessment process in order to improve our monitoring function in conjunction with our ERP system; and

(c)	We are developing forecasts and plans by which our Management can measure achievement against formalized benchmarks.

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

There were no material legal proceedings during the three months ended December 31, 2016.

ITEM 1A.	RISK FACTORS

There has been no material change to the risk factors relating to our business as disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 515,390 shares of its common stock (as part of an unregistered $5.1 million private placement) to foreign investors totaling $2.1 million during the quarter ended December 31, 2016; the proceeds of which are being used for general operating needs and acquisitions.

In addition, the company sold 225,000 shares of its common stock and recorded a mortgage receivable in the amount of $900,000 during the quarter ended December 31, 2016 that is due within 60 days; the proceeds of which are being used for general operating needs and acquisitions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

No.	Description

3.16	Certificate of Amendment to the Articles of Incorporation

10.1	Indemnification Agreement

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Ominto, Inc.

Date: February 14, 2017	By:	/s/ Michael Hansen
Michael Hansen Chief Executive Officer (Principal Executive Officer)

