Form 10-Q
period 2017-03-31
Ominto, Inc.
filed 2017-05-16
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging Growth Company	☐

(Do not check if a smaller company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

The number of shares outstanding of each of the issuer’s classes of stock, as of May 12, 2017 is as follows:

Number of shares of Common Stock outstanding: 18,040,791

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ominto, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2017	September 30, 2016
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (amount related to VIE of $130,859)	$11,509,309	$9,596,394
Restricted cash	1,720,087	1,997,921
Other receivables and prepaid expenses (amount related to VIE of $163,432)	1,373,683	573,958
Deferred costs	17,391,085	7,431,751
Total current assets	31,994,164	19,600,024

Property and equipment, net (amount related to VIE of $243,450)	2,065,596	2,042,316
Goodwill (amount related to VIE of $26,760,426)	26,760,426	-
Film costs (amount related to VIE of $4,519,238)	4,519,238	-
Investment in unconsolidated company, at cost	3,214,284	-
Other assets	67,102	42,471

TOTAL ASSETS	$68,620,810	$21,684,811

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable (amount related to VIE of $585,215)	$2,154,458	$1,560,001
Amounts payable to Business Associates	5,447,947	5,114,675
Customer deposits	2,510,220	2,829,220
Other payables and accrued liabilities (amount related to VIE of $1,658,468)	5,216,234	3,129,671
Amounts due to related parties	-	539,438
Deferred subscription fee revenue	21,670,004	13,111,338
Deferred advertising revenue	9,180,575	2,897,835
Liabilities of discontinued operations	-	26,975
Total current liabilities	46,179,438	29,209,153
LONG TERM LIABILITIES:
Long term debt (amount related to VIE of $1,857,834)	1,857,834	-
Total long term liabilities	1,857,834	-
TOTAL LIABILITIES	48,037,272	29,209,153

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.01 par value; 25.0 million shares authorized; 185,000 and 185,000 shares issued and outstanding, respectively.	1,850	1,850
Common stock, $.001 par value; 200.0 million and 14.0 million shares authorized, respectively; approx. 18.0 million and approx. 13.4 million shares issued and outstanding, respectively.	18,040	13,386
Additional paid-in capital	71,493,723	51,120,663
Subscription receivable	(970,000)	-
Accumulated other comprehensive income	1,178,091	936,705
Accumulated deficit	(66,027,260)	(59,596,946)
Total Ominto, Inc. stockholders' equity (deficit)	5,694,444	(7,524,342)

Noncontrolling interests	14,889,094	-

Total stockholders’ equity (deficit)	20,583,538	(7,524,342)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$68,620,810	$21,684,811

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
REVENUE
Business license fees	$2,184,554	$613,424	$3,940,722	$1,403,755
Membership subscription fees and commission income	4,921,246	3,256,975	8,577,840	7,721,950
Advertising and marketing programs	585,919	13,792	957,754	20,269
Other	169,421	112,473	257,296	282,919
	7,861,140	3,996,664	13,733,612	9,428,893

COST OF REVENUES	4,405,470	3,015,590	8,364,171	6,906,852

Gross income/margin	3,455,670	981,074	5,369,441	2,522,041

Selling, general and administrative expenses	7,902,747	4,016,390	12,199,244	7,815,783

LOSS FROM OPERATIONS	(4,447,077)	(3,035,316)	(6,829,803)	(5,293,742)

OTHER INCOME (EXPENSE):
Interest (Expense)/Income	(8,530)	16	(51,901)	(298,828)
Change in fair value of derivative liability	-	-	-	549,656
LOSS BEFORE INCOME TAXES	(4,455,607)	(3,035,300)	(6,881,704)	(5,042,914)

Income taxes	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(4,455,607)	(3,035,300)	(6,881,704)	(5,042,914)

(Loss) income from discontinued operations, net of taxes	(230)	28,060	25,825	31,908

Net loss including noncontrolling interest	$(4,455,837)	$(3,007,240)	$(6,855,879)	$(5,011,006)
Net loss attributable to noncontrolling interest	310,340	-	425,565	-
NET LOSS ATTRIBUTABLE TO OMINTO, INC.	$(4,145,497)	$(3,007,240)	$(6,430,314)	$(5,011,006)

NET LOSS PER SHARE ATTRIBUTABLE
TO OMINTO INC. - Basic and diluted	$(0.23)	$(0.25)	$(0.40)	$(0.43)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	17,929,203	11,921,187	16,065,948	11,759,438

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

Net loss including noncontrolling interest	$(4,455,837)	$(3,007,240)	$(6,855,879)	(5,011,006)
Foreign currency translation gain (loss)	(434,721)	(340,105)	241,386	(142,711)
Comprehensive loss including noncontrolling interest	$(4,890,558)	$(3,347,345)	$(6,614,493)	$(5,153,717)
Comprehensive loss attributable to noncontrolling interest	310,340	-	425,565	-
Comprehensive loss attributable to Ominto, Inc.	$(4,580,218)	$(3,347,345)	$(6,188,928)	$(5,153,717)

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred stock		Common stock		Additional		Accumulated other		Total Ominto	Non-	Total
	Shares outstanding	Par value	Shares outstanding	Par value	paid-in capital	Subscription receivable	comprehensive income (loss)	Accumulated deficit	equity (deficit)	controlling Interest	equity (deficit)
Balance, September 30, 2016	185,000	$1,850	13,386,538	$13,386	$51,120,663	$-	$936,705	$(59,596,946)	$(7,524,342)	$-	$(7,524,342)

Stock based compensation	-	-	200,000	200	1,946,055	-	-	-	1,946,255	-	1,946,255
Common stock issuance for services	-	-	173,950	174	440,438	-	-	-	440,612	-	440,612

Private placement	-	-	523,161	522	2,091,757	-	-	-	2,092,279	-	2,092,279
Private placement to Michael Hansen			300,000	300	2,069,700	(70,000)	-	-	2,000,000	-	2,000,000
Common stock issued for Investment in unconsolidated company	-	-	803,571	804	3,213,480	-	-	-	3,214,284	-	3,214,284
Acquisition of subsidiary with non-controlling interests	-	-	2,428,571	2,429	9,711,855	-	-	-	9,714,284	15,314,659	25,028,943
Subscribed common stock sold	-	-	225,000	225	899,775	(900,000)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	241,386	-	241,386	-	241,386
Net loss	-	-	-	-	-	-	-	(6,430,314)	(6,430,314)	(425,565)	(6,855,879)

Balance, March 31, 2017	185,000	$1,850	18,040,791	$18,040	$71,493,723	$(970,000)	$1,178,091	$(66,027,260)	$5,694,444	$14,889,094	$20,583,538

See accompanying notes to condensed consolidated financial statements.

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES:
Loss including noncontrolling interest	$(6,855,879)	$(5,011,006)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	253,617	33,191
Provision for doubtful accounts	103,357	-
Stock issued for services	440,612	-
Stock-based compensation	1,946,055	690,707
Change in fair value of derivative liability		(549,656)
Changes in operating assets and liabilities:
Restricted cash	183,365	(436,994)
Other receivables and prepaid expenses	(574,180)	(1,033,543)
Deferred costs	(10,359,392)	1,960,180
Other assets	(7,259)	-
Accounts Payable	(82,030)	412,492
Amounts payable to Business Associates	588,612	195,276
Customer deposits	(178,450)	517,630
Other payables and accrued liabilities	168,384	1,376,871
Amounts due to related parties	(539,438)	(191,857)
Deferred subscription fee revenue	9,235,829	(2,381,445)
Deferred advertising revenue	6,467,008	183,673

NET CASH FLOWS FROM CONTINUING OPERATIONS	790,211	(4,234,481)

Net change in assets and liabilities of discontinued operations	(25,814)	(5,301)
Net cash flows from discontinued operations	(25,814)	(5,301)

NET CASH FLOWS FROM OPERATING ACTIVITIES	764,397	(4,239,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in debenture	(2,000,000)	-
Issuance of note receivable	(500,000)	-
Acquisition of business, net of cash acquired	25,251	-
Purchases of equipment and software	(42,836)	(505,630)

NET CASH FLOWS FROM INVESTING ACTIVITIES:	(2,517,585)	(505,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	4,092,279	362,260
Proceeds from exercise of warrant	-	250,000
Proceeds from convertible loan	-	1,400,000
NET CASH FLOWS FROM FINANCING ACTIVITIES	4,092,279	2,012,260

Effect of exchange rate changes	(426,176)	155,854

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,912,915	(2,577,298)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,596,394	3,531,124
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,509,309	$953,826

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non cash investing and financing activities:
Conversion of convertible notes to common stock	$-	$5,000,000
Reclass of derivative liability of warrants to stockholders' equity	$-	$165,919
Stock issued in lieu of salaries, bonuses and fees	$440,612	$227,527
Common stock issued for acquisition	$9,714,284	$-
Common stock issued for investment in unconsolidated company	$3,214,284	$-
Subscription receivable	$970,000	$-

See accompanying notes to condensed consolidated financial statements (unaudited).

Ominto, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. The Company

On June 26, 2015, the Company changed its name to Ominto, Inc. (“Ominto,” the “Company,” “we,” “our,” or “us”) from DubLi, Inc. We are a global e-commerce Cash Back and network marketing company that operates a worldwide shopping website. We market membership subscriptions directly to consumers and through Partner Programs and our network marketing subsidiary. The Company is incorporated in the State of Nevada and our principal executive offices are located in Boca Raton, Florida. The Company operates its Cash Back website primarily under the DubLi.com brand.

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

In December, 2016, the Company acquired a controlling interest in Lani Pixels A/S (“Lani Pixels”), an animation production company focused on feature-length films and digital marketing content. Lani Pixels is based in Billund, Denmark and has offices in Denmark and Dubai, U.A.E. As a result of the transaction, the Company owns 40.02% of the outstanding common shares and controls 50.02% of the voting rights of Lani Pixels through the execution of a voting rights agreement with a Lani Pixels shareholder who is also a shareholder of Ominto. (See Note 5, Acquisition in the notes to financial statements). The Company exercises control over the operations of Lani Pixels. Ominto intends that Lani Pixels will act as Ominto’s strategic content partner in the future.

In December, 2016, the Company also acquired a noncontrolling interest in Quant Systems, Inc. (“Quant”), an information technology service company in Irving, Texas. The Company owns 18.75% of the common shares of Quant and does not exercise control over the operations of Quant (see Note 6, Investment in Unconsolidated Company in the notes to condensed, consolidated financial statements).

Mr. Michael Hansen, the Chief Executive Officer and a Director of the Company, has a direct ownership of approximately 3.3 million shares of our common stock and 185,000 shares  (100%) of our issued and outstanding super voting preferred stock as of March 31, 2017. Each share of our super voting preferred votes as 40 shares of common stock. As a result, Mr. Hansen has the power to cast approximately 42.1% of the votes that could be cast by our stockholders as of March 31, 2017. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution or merger of the Company, sale of all of the Company’s assets or changing the size and composition of the board of directors. However, Mr. Hansen’s 185,000 shares of super voting preferred stock will convert to 185,000 shares of common stock in August 2017 which will reduce his voting control.

On March 6, 2017, the Company’s common stock was approved for listing on the Nasdaq Capital Market stock exchange and its first day of trading on the exchange was March 20, 2017. Prior to this, the Company’s common stock was traded on the Over the Counter (“OTC”) market.

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

These condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these condensed consolidated financial statements pursuant to SEC rules and regulations, although we believe that the disclosures made herein are adequate to make the information not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The condensed consolidated financial statements include the accounts of Ominto, Inc. and its wholly-owned subsidiaries and a subsidiary that is consolidated under the Variable Interest Entity (“VIE”) model. All significant intercompany transactions have been eliminated in consolidation.

The Company consolidates less-than-wholly owned entities if the Company has a controlling financial interest in that entity. To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the “VIE” model to the entity. Otherwise the entity will be evaluated under the voting interest model. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. When changes occur to the design of an entity, we reconsider whether it is subject to the VIE model. We will continuously evaluate whether we have a controlling financial interest in a VIE.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of this ASU is that a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use judgment and make estimates when evaluating contract terms and other relevant facts and circumstances. Additionally, ASU 2014-09 requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective using either the full retrospective or modified retrospective transition approach for fiscal years, and for interim periods within those years, beginning after December 15, 2017. In March, May and December 2016, the FASB issued several additional accounting standards updates to clarify certain topics within ASU 2014-09. The Company will adopt ASU 2014-09, and its related clarifying ASUs, as of October 1, 2018. The Company is continuing to assess the potential effects of these ASUs on its consolidated financial statements, business processes, systems and controls.  The Company’s assessment includes a review of representative contracts at each of the Company’s locations/business units and a comparison of its historical accounting policies and practices to the new standard. Based on the Company’s progress in reviewing various types of revenue arrangements, the Company anticipates adopting the standard using the modified retrospective transition approach.  Under this approach, the new standard would apply to all new contracts initiated on or after October 1, 2018.  For existing contracts that have remaining obligations as of October 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings.  Any potential effect of adoption of these ASUs has not yet been quantified; however, based on the review of contracts at the Company’s various locations to date, the adoption of these ASUs is not expected to have a material effect on the timing or amount of revenue recognized as compared to current practices.  The Company’s expectations may change as its assessment progresses.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230): Restricted Cash (“ASU 2016-18”), which reduces the diversity in the treatment of Restricted cash in the Statement of Cash Flows. This ASU requires that restricted cash and restricted cash equivalents be included with unrestricted cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash and cash equivalents. Public business entities are required to adopt this ASU for fiscal years beginning after December 15, 2017, with other entities adopting it for fiscal years beginning after December 15, 2018. Early adoption is permitted. Currently the Company separates restricted cash and cash equivalents from its unrestricted cash and cash equivalents when reconciling the beginning and end of period total cash and cash equivalents and only reports the net change in restricted cash and cash equivalents in the statement of cash flows. In the future, the Company’s sources and uses of restricted cash and cash equivalents will be combined with its sources and uses of unrestricted cash and cash equivalents in the statement of cash flows. The Company does not expect the adoption of this ASU to have a material effect on its statement of cash flows.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements (“ASU 2016-19”), which clarifies, corrects and amends various FASB Codification Subtopics. ASU 2016-19 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 and shall be applied prospectively. Early application is permitted. It clarifies that internal use software licenses purchased from third parties shall be recorded as an Intangible asset along with recording any related liabilities. It makes clarifications regarding Equity Based Payments to Non Employees and Stock Compensation. The Company plans to adopt this ASU effective at the beginning of its next fiscal year on October 1, 2017 and does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

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

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three (3) months or less at the date of transaction to be cash equivalents. We maintain our cash in bank deposit accounts in the United States, Germany, India and United Arab Emirates, which at times may exceed the statutorily insured limits in those countries. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Once a film is released, capitalized film production costs are amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the individual-film-forecast-computation method as defined in ASC 926-605-25. The amount of film costs that are amortized each quarter depends on how much future revenue is expected to be received from each film. The Company makes certain estimates and judgments of future gross revenues to be received for each film based on historical results and management’s knowledge of the industry. Estimates of anticipated total gross revenues are reviewed periodically and may be revised if necessary. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis to assess whether there are any indicators of impairment. If estimated remaining gross revenues are not sufficient or are indicative of a potential impairment, the unamortized film production costs will be written down to fair value.

Property and Equipment, net

Property and equipment are recorded at cost and shown net of accumulated depreciation in the accompanying balance sheets. Computers and equipment, computer software, furniture and fixtures are depreciated over its useful life of five (5) years. Leasehold improvements included in furniture and fixtures are amortized on a straight-line basis over the term of the lease. Land is not amortized. The cost of maintenance and repairs of equipment is charged to expense when incurred. When we sell, dispose of or retire property and equipment, the related gains or losses are included in operating results.

Internal-use Software and Website Development

Internal-use software costs are divided into the research phase and the development phase. All research phase costs are expensed. The following development phase costs should be capitalized: External direct costs of material and services consumed in developing or obtaining internal-use software, payroll and related costs for employees who devote time to and are directly associated with the project, Interest costs incurred while developing internal-use software, costs of enhancements or upgrades of the system. These costs are amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software and website development are expensed as incurred.

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

Goodwill

The Company evaluates goodwill annually for impairment using either a quantitative or qualitative analysis. We perform a quantitative analysis using a discounted cash flow model and other valuation techniques, but may elect to perform a qualitative analysis. A qualitative analysis may be performed by assessing certain trends and factors, including projected market outlook and growth rates, forecasted and actual sales, operating profit margins, discount rates, industry data and other relevant qualitative factors. These trends and factors are compared to, and based on, the assumptions used in the most recent quantitative assessment. Additionally, goodwill is evaluated for impairment whenever events or circumstances indicate the carrying amount may not be recoverable.

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

Dublicom, the Company’s wholly owned subsidiary, offers various membership packages to customers and a program for business or non-profit clients (“Partner Program”).

Our revenue recognition policies for each of our products and services are as follows:

E-commerce and memberships

●	Business license fees – Business Associates (BAs) pay an initial business license fee and Partner Program participants (excluding not-for-profit organizations) pay a setup fee for the marketing and training services provided by us which enables them to begin their sales of DubLi.com’s products and services. The business license fee or partner setup fee is recognized as revenue ratably over twelve (12) months.

●

Membership subscription fees - (i) Effective April 2014 our Business Associates may purchase our membership subscription products for resale in the form of a VIP membership for themselves or for resale to DubLi.com’s customers as described under item (ii) below. These membership subscription products expire in twelve (12) months, if not sold by the BA. Revenue is recognized ratably over the subscription period when any membership subscription product is activated or immediately upon expiry; and (ii) DubLi.com customers who purchase a VIP membership package pay on an annual basis which is recognized ratably over the subscription period.

Multi-element Arrangements – When DubLi Network sells business licenses, VIP membership vouchers, training and certification programs and marketing programs to Business Associates in bundles, the transaction price is allocated to each component of revenue in proportion to the stand-alone selling price. Stand-alone selling price is based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is determined based on the price charged where each deliverable is sold separately or a price set by management with the relevant authority.

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

Membership Voucher Revenue is based on an analysis of estimated breakage and redemption effective rates.   The breakage percentage rates are estimated based on historical trends and are adjusted periodically based on actual breakage rates. Membership Voucher Revenue and Deferred Revenue calculations are based on a ratable ‘waterfall’ method whereby the monthly purchases are allocated between redeemed vouchers and estimated breakage. This allocation is then amortized over a twelve (12) month period.  The allocations are based on actual experience from inception to the current date.

We believe it is appropriate to recognize revenues on this basis in order to more closely match revenue and related costs. We believe that the use of recent historical data is reasonable and appropriate because of the relative stability of the average actual number of VIP membership’s redeemed.

●	Commission income – We receive varying percentages in commission income earned from merchants participating on our online shopping platform. These commissions are calculated based upon the agreed rates with the participating merchants on all customer transactions processed through our online shopping website and are recognized on an accrual basis based upon data obtained from the merchant. A percentage of the commission income is payable in the form of Cash Back, to the customer for purchase transactions. This Cash Back amount due the customer is accrued as a deduction from commission income at the time the commission income is recognized. Commissions receivable from merchants are included in other receivables and prepaid expenses.

●	Advertising and marketing – The Company offers advertising and marketing programs which are sold to BAs in advance of advertising campaigns to generate new DubLi.com shopping customers for our BAs. Revenues for the respective advertising and marketing programs are recognized in accordance with the terms and obligations under the programs.

●	Film production revenue - Lani Pixels recognizes film revenue from the distribution of its animated feature films and related products when earned and reasonably estimable in accordance with FASB Accounting Standards Codification 926-605-25. The following conditions are met in order to recognize revenue:

●	Persuasive evidence of a sale or licensing arrangement with a customer exists;

●	the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

●	the license period of the arrangement has begun and the customer can begin its marketing, exhibition or sale;

●	the arrangement fee is fixed or determinable; and

●	collection of the arrangement fee is reasonably assured.

If one of more of the preceding conditions are not met, Lani Pixels defers recognizing revenue until all of the conditions are met.

Lani Pixels recognizes revenue from its films net of distribution fees, reserves for returns, and marketing and distribution expenses.

Deferred Subscription Fee Revenue

Deferred subscription fee revenue relates to unearned revenue associated with VIP memberships. We sell memberships and payments are received in advance of customers using the memberships. We amortize deferred subscription, fee revenue over the period of the subscription, which is usually twelve (12) months.

Deferred Advertising Revenue

Deferred advertising revenue relates to unearned revenues associated with advertising and marketing fees collected in advance from BAs that are amortized in accordance with the terms and obligations under the programs.

Deferred Business License Revenue

Deferred Business License Revenue relates to unearned revenue associated with business license fees collected in advance from BAs and setup fees collected in advance from Partners that are recognized ratably over twelve (12) months.

Cost of Revenues

Cost of revenues are principally commissions based upon each BA’s volume of sales, any “down-line” sales by other BAs under the sponsoring BA, and purchase transactions through our shopping website made by customers under the sponsoring BA. Commissions due to BAs at the time of such transaction are recorded as deferred costs until the corresponding revenues are recognized. Special incentive bonuses are recognized when the BA meets the sales target goals or specific criteria, and are recorded as deferred costs which are then expensed ratably as the corresponding revenues are recognized.

Cost of revenues also includes commissions paid to Partners and Cash Back paid to customers that is in excess of basic Cash Back paid to customers.

Lani Pixels’ costs of revenues related to our film production and animation segment are currently minimal. In the future, these costs will primarily include the amortization of capitalized costs, participation and residual costs and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. The amortization of capitalized costs will be based on the amount of revenues earned from all markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with advertising expenses, stock compensation, staff payroll costs, outside services, bank transaction fees, and other general administrative costs and are recorded when incurred.

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

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”) under which deferred tax assets and liabilities are determined based on temporary differences between accounting and tax bases of assets and liabilities and net operating loss and credit carry-forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. A provision for income tax expense is recognized for income taxes payable for the current period, plus the net changes in deferred tax amounts.

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

Earnings (Loss) per Share

We compute basic earnings (loss) per share by dividing the income (loss) attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The potential impact of all common stock equivalents was excluded from the number of shares outstanding used for purposes of computing net loss per share as the impact of such equivalents was anti-dilutive due to the loss from continuing operations. See Note 3, Earnings (Loss per Share).

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

Segment Policy

We derive our revenues from our e-commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs and a Film production and Animation segment, as described in Note 15, Segment Information in the notes to condensed consolidated financial statements.

3. Earnings/Loss Per Share

Basic earnings or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income or loss available to common shareholders by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares as determined using income from continuing operations, including the potential issuance of common shares upon the exercise, conversion or vesting of outstanding stock options and unvested restricted shares, as calculated under the treasury stock method, as well as shares associated with convertible loan which was converted to common stock during the 2016 fiscal year. When the Company reports a net loss, rather than net income, from continuing operations, the computation of diluted loss per share excludes dilutive common stock equivalents as their effect would be anti-dilutive. Therefore, weighted average dilutive common shares would be excluded from the calculation. The Company reported a net loss from continuing operations for the three (3) and six (6) months ended March 31, 2017 and had no dilutive common stock equivalents at March 31, 2016 that affected diluted net loss per share for the related period.

Potentially dilutive securities, which consisted of outstanding stock options and other compensation arrangements not included in dilutive weighted average shares were approximately 1.0 million and 1.8 million for the three (3) months ended March 31, 2017 and 2016, respectively and 1.0 million and 1.8 million for the six (6) months ended March 31, 2017 and 2016, respectively.

4. Restricted Cash

Restricted cash represents reserves held by the Company’s credit card processor for potential chargebacks. Amounts of restricted cash held, by type of currency were as follows:

	As of
	March 31, 2017	September 30, 2016
Euro	$117,807	$136,835
Australian Dollar	6,239	7,247
Indian Rupee	156,477	181,752
United States Dollar	1,439,564	1,672,087
Total	$1,720,087	$1,997,921

5. Acquisition

On December 13, 2016, the Company acquired a 40.02% economic interest in a Denmark-based company named Lani Pixels A/S (“Lani Pixels”) for total consideration of $10.2 million. Lani Pixels is an animation production company focused on feature length films and digital marketing content. Lani Pixels in based in Billund, Denmark and has offices in Denmark and Dubai, U.A.E. The Company owns 40.02% of the common shares and controls 50.02% of the voting rights of Lani Pixels. Lani Pixels is a Variable Interest Entity (“VIE”) based on its governance structure and we consolidate Lani Pixels in our consolidated financial statements since we have the power to direct activities that most significantly impacts its economic performance. We have a voting rights agreement with a 10% shareholder granting us the irrevocable right to vote his shares in our favor. Additionally, the Company holds a majority of the seats on the Board of Directors of Lani Pixels (3 out of 5 board seats). There are no liquidity arrangements, guarantees or other financial commitments between the Company and Lani Pixels, and therefore, our maximum risk of financial loss is our 40.02 % interest and $2.5 million in debt, consisting of a $500,000 note payable and $2.0 million debenture. While the primary purpose of Lani Pixels is and will remain the production of feature length, animated films, Ominto also intends to engage Lani Pixels in the production of animated content for DubLi.com and for the DubLi Network. We expect such content will be used for marketing and sales purposes as well as for product and sales training. Thus, on a going forward basis Ominto intends to work with Lani Pixels as its strategic content partner.

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

(3) The Company entered into a Share Purchase Agreement with Paseco ApS (“Paseco”), pursuant to which Paseco sold to Ominto 1,000 shares or .02% of the issued and outstanding common stock of Lani Pixels’ common stock for $4,000 (“Purchase Price”). The promissory note matured on February 28, 2017 and has been paid in full.

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

The transaction is being accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. Acquisition accounting is dependent upon certain valuations and other studies that have yet to commence or progress to a stage where there is sufficient information for a definitive measurement. The process for estimating the fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The fair value estimates are primarily based on Level 3 inputs including future expected cash flow, market rate assumptions and discount rates. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments will be recorded during the measurement period during fiscal year 2017. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the purchase accounting assessment will result in changes to goodwill and capitalized production costs and may result in the recordation of additional intangible assets, and these changes may have a material impact on the Company’s consolidated financial statements. The Company does not expect significant changes to any other assets and liabilities. As of March 31, 2017, the Company has identified no additional information having to do with tangible and/or intangible assets and goodwill that would require it to change the purchase price allocation as of the date of the transaction. The Company currently does not have sufficient financial information to determine the value of the identified intangible assets and goodwill, or to be able to determine if additional intangible assets were acquired, and a complete set of audited financial statements is required to make that assessment. Lani Pixels has not completed its audited financial statements for its fiscal years ended 2015 and 2016. Management of Lani Pixels has advised the  Company that it expects to complete such financial statements and furnish them to the Company during the Company’s third fiscal quarter. The Company has worked with Lani Pixels’ management to develop a five-year business plan and financial projection. This information, along with Lani Pixels’ audited financial statements, will provide the basis for a final valuation of Lani Pixels and the final purchase price accounting. We expect to complete this analysis with the assistance of an outside valuation expert during the Company’s fiscal fourth quarter.

The table below presents the preliminary estimated fair values of the assets acquired and liabilities assumed on the acquisition date. The excess purchase price paid by the Company over the identifiable net assets acquired was primarily driven by the value of Lani Pixels’ executive management team and employee base, combined with the creative talents and technology expertise of these people. The preliminary estimates in the table below will be revised during the measurement period as third-party valuations are finalized, additional information becomes available and as additional analyses are performed, and these differences could have a material impact on the Company’s results of operations and financial position.

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

Unaudited Supplemental Pro Forma Information

The following unaudited supplemental pro forma financial information includes the results of operations of Lani Pixels which we acquired on December 13, 2016 and is presented as if Lani Pixels had been included in Ominto’s consolidated financial statements as of October 1, 2015. The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond the Company’s control.

The unaudited supplemental pro forma financial information presented below has been prepared by combining the historical results of the Company and Lani Pixels and does not include adjustments to reflect our transaction-related expenses.

	For the Six Months Ended March 31,
Unaudited supplemental pro forma financial information:	2017	2016
Revenue	$13,925,681	$9,627,995
Net loss from continuing operations	$(6,819,693)	$(5,308,123)
Net loss attributable to Ominto	$(6,373,930)	$(5,418,926)
Basic and Diluted Loss Per Share attributable to Ominto	$(.37)	$(.38)
Weighted average shares outstanding	17,053,389	14,188,009

For the Three Months Ended March 31, 2016
Revenue	$7,986,741
Net loss from continuing operations	$(4,631,823)
Net loss attributable to Ominto	$(4,321,713)
Basic and Diluted Loss Per Share attributable to Ominto	$(.30)
Weighted average shares outstanding	14,349,758

6. Investment in Unconsolidated Company

On December 13, 2016, the Company entered into a Share Exchange Agreement with Quant Systems, Inc. (“Quant”), pursuant to which Ominto exchanged 803,571 shares of the Company’s common stock, valued at $4.00 per share for shares of Quant common stock that represent an aggregate of 18.75% of the issued and outstanding common stock of Quant on a fully diluted basis. Thus, the Company accounts for this transaction under the cost method. The Company uses the cost method of accounting for investments in companies in which it has a 20% or less ownership interest and does not have the ability to exercise significant influence

Quant is an advisory and IT solutions firm providing cutting-edge technology applications that improve and empower businesses. Quant’s comprehensive services include technical consulting, software implementation and re-engineering, big data and analytics, cloud infrastructure, mobile strategy and robotics. This strategic collaboration aligns Ominto with a strong IT solutions partner known for its innovative software development and emerging technologies. Combining Ominto’s business model with Quant’s technology proficiency allows us to deliver a world-class Cash Back experience, on a global basis, for the benefit of our Partner Program relationships and our shopping customers.

The Company has paid approximately $1,090,000 to Quant for advisory and IT solutions services during the six (6) months ended March 31, 2017. These costs were expensed and included in selling, general and administrative expenses in the accompanying statement of operations for the six (6) months ended March 31, 2017.  The Company is not aware of events or changes in circumstances that would have a significant adverse effect on the carrying values of its cost method investee.

7. Deferred Costs

Deferred costs represent commission costs which are directly related to: (i) unearned subscription fees which are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled. Deferred costs expensed are included in cost of revenues.

8. Property and Equipment

Property and equipment comprised the following:

	As of
	March 31, 2017	September 30, 2016
Land:
Held for sales incentives	$3,562,500	$3,562,500
Less: Valuation allowance	(2,687,752)	(2,687,752)
	874,748	874,748

Computers and equipment	596,644	347,765
Computer software	-	-
Software development	1,193,386	1,193,386
Furniture and fixtures	171,885	176,295
	1,961,915	1,717,446

Accumulated depreciation	(771,067)	(549,878)
	1,190,848	1,167,568

Total	$2,065,596	$2,042,316

Land Held for Sales Incentives

We acquired a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of March 31, 2017, the land value of approximately $0.9 million consisted of the contract price and land filled cost of approximately $3.6 million less a valuation allowance of approximately $2.7 million that was based on our evaluation of the estimated fair value.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Network Business Associates upon attaining certain performance objectives.

Depreciation

Depreciation expense totaled $141,861 and $13,892 for the three (3) months ended March 31, 2017 and 2016, respectively, and $253,617 and $33,191 for the for the six (6) months ended March 31, 2017 and 2016, respectively. The increase is primarily due to software costs associated with the launch of our new website that were capitalized during the quarter ended June 30, 2016 and are now being depreciated.

9. Amounts Due to Related Parties

Amounts due to related parties comprised the following:

	As of
	March 31, 2017	September 30, 2016
Amounts due for advances by Mr. Hansen	$-	$449,952
Amounts due for services rendered	-	89,486

Amounts due for service rendered	$-	$539,438

Amounts due for services rendered are comprised of accrued compensation due to the officers of the Company. The amounts due for advances and services rendered are non-interest bearing and have no terms of repayment.

10. Long Term Debt

During 2016, Lani Pixels authorized up to $12,000,000 of senior secured term bonds. As of March 31, 2017, there were a total of $3,857,834 of debenture bonds outstanding; of which Ominto is the holder of a $2,000,000 debenture. The Ominto debenture has been eliminated in the consolidated balance sheet as of March 31, 2017. The net proceeds were used to finance the production of an animated feature film and pay any fees associated with this offering. This debenture has a coupon of 5% per annum, payable semi-annually and a running fee that entitles the holder to 3% of the gross revenues from July 1, 2017 to and including December 31, 2025, paid semi-annually on April 12, 2019 for the preceding semi-annual period from July 1 through December 31. This debenture matures on February 12, 2026 and has a call option under which the principal amount may be redeemed in whole from April 12, 2019 or on any consecutive coupon date thereafter. The principal maturities of long term debt, not including amounts attributable to Ominto, are as follows:

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

11. Discontinued Operations

During the six (6) months ended March 31, 2017 and 2016, income from discontinued operations, net of taxes recognized from credits breakage amounted to approximately $25,825 and 31,908, respectively.

All costs associated with credits associated with the discontinued reverse auction program were fully recognized as of the effective date of the termination. All liabilities for unused credits associated with the discontinued reverse auction program were fully recognized in the six (6) months ended March 31, 2017. Liabilities for unused credits of discontinued operations at March 31, 2017 and September 30, 2016 were $0 and $27,000, respectively.

12. Income Taxes

We conduct business globally and operate in a number of foreign jurisdictions in addition to the United States. For the six (6) months ended March 31, 2017 and 2016, the Company did not record income tax provisions as a result of net losses for the periods, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

13. Stockholders’ Equity

Common Stock

As described in Note 5, Acquisitions and Note 6, Investment in Unconsolidated Company, the Company issued approximately 3.2 million shares of its common stock valued at $4 per share or a total of approximately $12.9 million to acquire 40.02% of Lani Pixels, A/S and 18.75% of Quant Systems, Inc.

The Company sold 523,161 shares of its common stock to various foreign investors totaling approximately $2.1 million during the six (6) months ended March 31, 2017 as part of a private placement.

The Company issued 113,950 shares of its common stock to employees, consultants and directors in lieu of compensation for services performed during the second quarter of fiscal year 2016. In addition, the Company issued 60,000 shares of restricted common stock to three employees and consultants. These shares were valued based on the closing price of the Company’s common stock on the last day of the applicable months in which the employee, consultant and directors provided their services.

In addition, the Company sold 225,000 shares of common stock to an investor and recorded a subscription receivable in the amount of $900,000 during the six (6) months ended March 31, 2017. The subscription receivable was evidenced by a promissory note that was due to be paid in February 2017. Such promissory note was subsequently amended and the maturity date was extended to February 14, 2018. This has been recorded as a reduction to the Company’s total stockholder’s equity in accordance with GAAP. The amended promissory note bears interest at the rate of 3.5% per year and is secured by the 225,000 shares of stock and a mortgage on Danish real estate. Should the borrower default, the interest rate will increase to 12% per year.

During the quarter ended March 31, 2017, the Company awarded 100,000 shares of restricted common stock to the Company’s CEO and accelerated the vesting of 100,000 shares of restricted common stock previously awarded to the Company’s CEO. Pursuant to an amendment to his employment agreement dated as of March 8, 2017, the 100,000 newly awarded shares fully vested on March 8, 2017. The closing price of the Company’s common stock on that date was $6.90 and was used to value such shares. The amendment also provided that the 100,000 shares previously awarded would vest on the date the Company obtained approval for the listing of the Company’s common stock on the Nasdaq Capital Markets stock exchange. Such approval was obtained on March 6, 2017 and the $5.70 closing price of the Company’s stock on such date was used to value such shares. The total value of the shares issued to the Company’s CEO was $1,260,000 which has been recorded as stock-based compensation during the three and six months ended March 31, 2017. Additionally, in recognition of Mr. Hansen’s efforts in helping the Company obtain its approval for listing, the Company awarded him a $2,000,000 cash bonus. Mr. Hansen subsequently purchased 300,000 shares of common stock from the Company at the price of $6.90 per share, $2,000,000 of which was paid during the second quarter and $70,000 of which was recorded as a subscription receivable as of March 31, 2017. See Note 16, Subsequent Events.

As of March 31, 2017, a total of approximately 720,000 shares were committed for issuance in two unregistered private placements to various foreign investors and to the Company’s CEO. These shares are reflected as issued on the books of the Company, but stock certificates have not yet been issued due to certain administrative and documentation requirements. Certificates for these shares committed for issuance are expected to be issued during the quarter ended June 30, 2017.

14. Stock-Based Compensation

The following table summarizes information about stock option activity under the 2010 Omnibus Equity Compensation Plan during the six months ended March 31, 2017:

Balance outstanding, September 30, 2016	440,968
Granted	414,500
Exercised	-
Forfeited	(52,468)
Balance outstanding, March 31, 2017	803,000

During the six (6) months ended March 31, 2017, the Company granted 414,500 stock options to various employees, consultants and Directors under the Plan which vest over 36 to 60 months.  Included in the 414,500 stock options is an award of 100,000 stock options to CFO, Raoul Quijada, on March 7, 2017 at an exercise price of $5.70 (the closing price of the Company’s common stock on March 7, 2017), which vest through June 2019, and expire in June 2024.

The Company determines the fair value of stock option awards using the Black-Scholes option pricing model with estimates of option lives, stock price volatility and interest rates, then expensed over the periods of service. Changes in the estimated inputs or uses of other option valuation methods could result in materially different option values and share-based compensation expense.

Options Activity and Positions

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2017	803,000	$4.92	6.25	$7,134,366

Exercisable as of March 31, 2017	391,777	$5.69	5.21	$3,178,870

Unamortized stock option compensation expense at March 31, 2017 was approximately $1.1 million and is expected to be recognized over a period of 2.29 years.

Restricted Stock Units

The following table summarizes information about restricted stock award activity under the Plan for the six months ended March 31, 2017:

Balance outstanding, September 30, 2016	155,280
Granted	330,000
Vested	(255,500)
Forfeited	-
Balance outstanding, March 31, 2017	229,780

During the six months ended March 31, 2017, the Company granted 130,000 restricted shares of common stock to various employees under the Plan which vest over 36 to 60 months.  In addition, the Company granted 200,000 restricted shares of common stock to its CEO Michael Hansen which became fully vested upon the Company’s common stock being approved for listing on the Nasdaq Capital Market stock exchange on March 6, 2017.

The Company determines the value of its restricted stock awards on the grant date using the intrinsic value method which is based on the number of shares granted and the quoted price of our common stock on the grant date. As of March 31, 2017, there were 229,780 unvested restricted shares outstanding with a weighted-average grant date value of $5.03. The restricted stock units vest over the next 4.4 years. The unamortized value of unvested restricted shares is $1.1 million

Stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $1,616,278 and $271,390, respectively. Stock-based compensation expense for the six (6) months ended March 31, 2017 and 2016 was $1,946,055 and $690,707, respectively.

15. Segment Information

We have two reportable segments: (i) e-commerce Cash Back and network marketing which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and (ii) Animated movie production revenue.

Information concerning our revenue, gross profit, income from operations, depreciation, capital expenditures, goodwill and total assets by segment are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Revenue:
e-commerce Cash Back and network marketing	$7,768,110	$3,996,664	$13,629,472	$9,428,893
Animated movie production	93,030	-	104,140	-
Total	$7,861,140	$3,996,664	$13,733,612	$9,428,893

Gross margin:
e-commerce Cash Back and network marketing	$3,382,369	$981,074	$5,284,990	$2,522,041
Animated movie production	73,301	-	84,451	-
Total	$3,455,670	$981,074	$5,369,441	$2,522,041

Loss from operations:
e-commerce Cash Back and network marketing	$(4,002,409)	$(3,035,316)	$(6,193,029)	$(5,293,742)
Animated movie production	(444,668)	-	(636,774)	-
Total	$(4,447,077)	$(3,035,316)	$(6,829,803)	$(5,293,742)

Depreciation:
e-commerce Cash Back and network marketing	$(118,558)	$(13,892)	$(232,291)	$(33,191)
Animated movie production	(23,303)	-	(21,326)	-
Total	$(141,861)	$(13,892)	$(253,617)	$(33,191)
Capital expenditures:
e-commerce Cash Back and network marketing	$(10,892)	$(130,730)	$(13,203)	$(505,630)
Animated movie production	(29,633)	-	(29,633)	-
Total	$(40,525)	$(130,730)	$(42,836)	$(505,630)

	March 31, 2017	September 30, 2016
Goodwill:
e-commerce Cash Back and network marketing	$-	$-
Animated movie production	26,760,426	-
Total	$26,760,426	$-

Total assets:
e-commerce Cash Back and network marketing	$36,803,405	$21,684,811
Animated movie production	31,817,405	-
Total	$68,620,810	$21,684,811

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenues:
Domestic	$135,662	$2,083,172	$331,603	$4,896,851
Foreign	7,725,248	1,941,552	13,427,834	4,563,950
Total	$7,860,910	$4,024,724	$13,759,437	$9,460,801

Revenues:
Continuing operations	$7,861,140	$3,996,664	$13,733,612	$9,428,893
Discontinued operations	(230)	28,060	25,825	31,908
Total	$7,860,910	$4,024,724	$13,759,437	$9,460,801

16. Subsequent Events

On April 28, 2017, Ominto provided a short-term loan in the amount of $250,000 to its VIE, Lani Pixels A/S, through Lani Pixels’ subsidiary Lani Pixels DMCC. The loan matures on May 27, 2017, bears a fixed interest rate of 12% per year and is payable in one monthly payment of principal, unpaid interest and any other amounts that are due. Should Lani Pixels default on the loan, the interest rate increases to 15% per year and Ominto reserves the right to seek a conversion of principal to senior debtor status pari-passu with common lenders to the extent that there are available assets.

Effective as of April 1, 2017, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Gregory Newell, a Director of the Company, pursuant to which Mr. Newell will assist the Company with its further expansion efforts in Asia.  The term of the Consulting Agreement is for a period of six months and provides that Mr. Newell shall be paid $9,500 per month and be reimbursed for reasonable business expenses.

On May 1, 2017, the Company executed an Employment Agreement (the “Employment Agreement”) with Matthew Cohen, to serve as the Company’s General Counsel.  The Employment Agreement provides that Mr. Cohen shall receive an annual base salary of $240,000, be eligible for an annual bonus which shall be determined and made at the sole discretion of the Board, and receive other fringe benefits including reimbursement of business expenses and paid time off.  The Employment Agreement creates an “at will” employment relationship and contains certain restrictive covenants including two year post-termination non-solicitation and non-competition agreements as well as a non-disclosure agreement.  In connection with this appointment, Mr. Cohen was granted options to purchase 25,000 shares of the Company’s common stock (“Common Stock”). One-third of the Options shall vest on May 1, 2018 and the remaining two-thirds of the Options shall vest in twenty-four (24) equal monthly installments commencing on June 1, 2018.  The exercise price for the option shall be equal to the closing share price of the Company’s common stock on the second business day following the filing of the Company’s report on Form 10-Q for the quarter ended March 31, 2017.

At a regularly scheduled meeting of the board of directors of the Company held on May 10, 2017, David Pollei, Chairman of the Board, informed the Company that he had decided not to stand for reelection as a director of the Company at the next annual meeting of stockholders. Such decision not to stand for reelection was not based on any disagreement with the Company.

On May 11, 2017, CEO Michael Hansen delivered the amount of $70,000 to the Company to complete the purchase of 300,000 shares of Ominto common stock in a private placement that was reported as a subscription receivable in the accompanying balance sheet as of March 31, 2017.

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

All forward-looking statements speak only as of the date of this report. We undertake no obligation to update any forward-looking statements or other information contained herein, except as required by law. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions and expectations will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

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

Introduction

We are a global leader in online Cash Back shopping. The Company’s shopping platform currently serves customers in more than 100 countries. Using our consumer-adaptive e-commerce sites, shoppers can browse at affiliated merchants’ websites with different categories of products, featuring both international and local brands, travel, coupons, discounts and vouchers. The website is one global site that allows customers to select their country and language and serves customers with merchants that are available in their local country. Ominto’s websites feature some of the world’s most popular regional and international brands including Amazon.in®, Wal-Mart®, Nike®, Hotels.com®, Groupon™ and Expedia®. We receive a commission each time shoppers make a purchase on a third-party website through our shopping website. Ominto’s e-commerce platform allows consumers to shop at the same online stores they normally frequent and earn Cash Back with each purchase they make through us. Our new Ominto.com shopping platform, launched in the third quarter of fiscal 2016, operates as a global site tailored to country preference depending on where in the world the shopper is logging in, as recognized by the location of the geo-IP.

We offer a free and a paid membership that allow shoppers to earn varying amounts of Cash Back from the purchases that they make online through our shopping sites. The paid VIP membership allows our members to earn a higher percentage of Cash Back on their purchases, as well as other benefits. Our BAs   purchase membership subscription products in the form of VIP membership vouchers for DubLi.com’s customers. We receive a commission each time shoppers make purchases through our shopping platform with our affiliated merchants. We pass a portion of those commissions to our shoppers in the form of Cash Back. Our worldwide online transactions are conducted through the DubLi.com shopping platform. We have a large international network of independent Business Associates (“BAs”) that sell and use our various e-commerce Cash Back product.

During the third quarter ending June 30, 2017, we intend to launch an enhanced VIP Lounge membership. The VIP Lounge offers new products and benefits, including DubLi Travel. DubLi Travel is Ominto’s search engine, featuring worldwide hotel coverage and listing one of the largest hotel inventories at more than 15,000 destinations. With discounts of up to 60% on hotel bookings, DubLi Travel is backed by leading travel industry hotel accommodation partners, priceline.com, Booking.com and agoda.com, who have a global presence in North America, Europe, the Middle East and Asia-Pacific region. Ominto’ new VIP Lounge offers more options for VIP members to save on travel, leisure and entertainment activities, local shopping, dining and services. VIP Lounge members can save on air travel with 10% discounted flight vouchers on round-trip flights anywhere in the world. The new VIP Lounge also offers up to 50% discounts on local retail and dining with over 400,000 offers available throughout North America.

We also own a controlling interest in Lani Pixels A/S, an animation production company focused on feature-length films and digital marketing content, located in Billund, Denmark with offices in Denmark and Dubai, U.A.E.

Business license fees are paid by our BAs and our Partner Program participants. The fees from BAs enable them to sell our products. Fees paid by our Partners allow them to receive either a white-label solution or a co-branded referral program that their customers or donors can use to make Cash Back purchases through our online shopping platform. Our Partners earn commissions derived from membership subscription fees from the shoppers they refer as well as a portion of the commission income received from our affiliates. Generally, our for-profit Partner Program participants pay a monthly maintenance fee to remain as an active member.

Commission income is the amounts we receive from affiliates for purchases made on our shopping platform. We share this commission income with our customers in the form of Cash Back.

Our network marketing organization of BAs is represented in approximately 100 countries throughout the world. Our BAs market our Cash Back product to their customers, many of who become BAs themselves. BAs earn commissions both on paid membership subscriptions that they sell directly, as well as on “down line” sales of products made by BAs that they bring into the marketing network. BAs also earn commissions on purchases made on our shopping website by shoppers they have referred, or that have been referred by their downline BAs.

Trends in Our Business

We continue to focus our resources on potentially more profitable programs related to our e-commerce shopping platform. We believe that shopping transactions continue to shift from traditional to online retailers as the digital economy evolves. However, our revenue growth rate to date may not be sustainable due to factors, including increasing competition, and increasing maturity of the online shopping market. We plan to continue to invest in our shopping platform and increase our customer base through Partner Programs, our BAs and advertising campaigns, but cannot provide any assurance that such investments will result in increased revenues or net income.

In order to increase the sale of our Cash Back product, we have dedicated white-label Cash Back shopping websites through Partners, which we believe will increase the number of shoppers purchasing products and services through our shopping platform. Our new global Cash Back shopping website launched during the third quarter of 2016.

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

Increasing our revenue involves investment in our information technology infrastructure and human resources. We expect our Partner Program to be an important component in our business strategy. We expect that the gross cost of revenue will increase and may also increase as a percentage of revenues in future periods, primarily due to forecasted increases in costs, including customer acquisition costs, data center costs, credit card and other transaction fees, and content acquisition costs.

As we expand our shopping programs and other products in international markets, we continue to increase our exposure to fluctuations in foreign currency to US dollar exchange rates.

We plan to continue to develop Ominto’s capabilities with marketing services and view Lani Pixels as a strategic content partner in this effort. Lani Pixels has bandwidth to assist Ominto through the development of animated, short training videos for the DubLi Network. Lani Pixels can also produce marketing videos and other creative content for the DubLi.com Cash Back shopping platform.

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

Results of Operations

Three (3) Months Ended March 31, 2017 Compared to Three (3) Months Ended March 31, 2016

Consolidated Results

Net loss including noncontrolling interests totaled approximately $4.5 million and $3.0 million for the three (3) months ended March 31, 2017 and 2016, respectively. The increase in the net loss consisted of an increase in selling, general and administrative expenses of approximately $3.9 million offset by an increase in gross margin of approximately of $2.5 million. The loss from operations increased $1.4 million in the three (3) months ended March 31, 2017 compared to the three (3) months ended March 31, 2016. Further discussions on the results from continuing operations and discontinued operations are provided below.

Continuing Operations

Revenues totaled approximately $7.9 million and $4.0 million for the three (3) months ended March 31, 2017 and 2016, respectively. The increase was primarily due to an increase in: (i) business license fees from Business Associates as a results of a higher volume of registrations under the program; and (ii) membership subscription fees from increased sales of VIP memberships.

Gross margin was approximately $3.5 million and $1.0 million for the three (3) months ended March 31, 2017 and 2016, respectively. The $2.5 million increase consisted of an increase in revenues of $3.9 million partially offset by an increase in cost of revenues of $1.4 million. Gross margin as a percentage of revenues was approximately 44% and 25% during the three months ended March 31, 2017 and 2016, respectively. The Company experienced growth in new markets which resulted in an increase in certain revenue streams upon which the Company did not have to pay any commissions to BAs.

Selling, general and administrative (“SGA”) expenses were approximately $7.9 million and $4.0 million for the three (3) months ended March 31, 2017 and 2016, respectively. The increase primarily consisted of increases in payroll costs mostly attributed to a $2.0 million bonus awarded to the CEO and $1.3 million of stock compensation to the CEO in connection with the successful listing of the Company’s common stock on the Nasdaq Capital Markets stock exchange, and increases in rent and office expenses, outside services fees, travel expenses, and net foreign exchange losses partially offset by a decrease in banking and processing fees. Details of our SGA expenses are summarized as follows:

	For the three months ended March 31,
(All amounts in $ thousands)	2017	2016	Change

Advertising and marketing costs	$74	$26	$(48)
Depreciation	142	14	(128)
Outside service fees	2,030	1,486	(544)
Payroll costs	4,365	1,943	(2,422)
Rent and office expenses	669	162	(507)
Banking and processing fees	89	235	146
Foreign exchange	126	(19)	(145)
Travel expenses and others	408	169	(239)
Total	$7,903	$4,016	$(3,887)

Discontinued Operations

Income from discontinued operations was approximately $0 for three (3) months ended March 31, 2017, compared to $28,000, for the three (3) months ended March 31, 2016. All liabilities for unused credits associated with the discontinued reverse auction program that we closed in 2013 were fully recognized in the three months ended December 31, 2016.

SIX (6) MONTHS ENDED MARCH 31, 2017 COMPARED TO SIX (6) MONTHS ENDED MARCH 31, 2016

Consolidated Results

Net loss including noncontrolling interests totaled approximately $6.9 million for the six (6) months ended March 31, 2017 compared to a net loss of $5.0 million for the six (6) months ended March 31, 2016. The increase in net loss including noncontrolling interests primarily consisted of an increase in selling, general, and administrative expenses of approximately $4.4 million partially offset by an increase in gross margin of approximately $2.8 million. Further discussions on the results from continuing operations and discontinued operations are provided below:

Continuing Operations

Revenue totaled approximately $13.7 million and $9.4 million for the six (6) months ended March 31, 2017 and 2016, respectively. The increase was primarily due to an increase in: (i) business license fees from BAs as a result of a higher volume of registrations under the program; and (ii) membership subscription fees from increased sales of VIP memberships.

Gross margin totaled approximately $5.4 million and $2.5 million for the six (6) months ended March 31, 2017 and 2016, respectively. The $2.8 million increase primarily consisted of an increase of $4.3 million in revenues partially offset by a $1.5 million increase in costs of revenue during the six (6) months ended March 31, 2017. During the six (6) months ended March 31, 2017 and 2016, gross margin as a percentage of revenues was approximately 39% and 27%, respectively. The Company experienced growth in new markets which resulted in an increase in certain revenue streams upon which the Company did not have to pay any commissions to BAs.

SGA expenses were approximately $12.2 million and $7.8 million for the six (6) months ended March 31, 2017 and 2016, respectively. The increase was primarily due to approximately: $5.6 million in payroll costs that included a $2.0 million bonus awarded to the CEO and $1.3 million of stock compensation to the CEO in connection with the successful listing of the Company’s common stock on the Nasdaq National Capital Markets stock exchange. Details of our SGA expenses are summarized as follows:

	For the six months ended March 31,
(All amounts in $ thousands)	2017	2016	Change

Advertising and marketing costs	$279	$46	$(233)
Depreciation	254	33	(221)
Outside service fees	3,768	1,563	(2,205)
Payroll costs	5,575	5,056	(519)
Rent and office expenses	1.547	306	(1,241)
Banking and processing fees	864	438	(426)
Foreign exchange	(596)	16	612
Travel expenses and others	508	358	(150)
Total	$12,199	$7,816	$(4,383)

Discontinued Operations

Income from discontinued operations was approximately $26,000 and $32,000 for the six (6) months ended March 31, 2017 and 2016, respectively. The decrease was primarily due to lower revenues in the final recognition of credits breakage associated with inactive BAs from our previous reverse auction business that was closed in 2013.

Foreign Exchange Gain/Losses and the Foreign Currency Translation Adjustment

The Company measures and translates the effects of foreign currency fluctuations in accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters.

Our operations are conducted in multiple currencies and are exposed to foreign exchange rate fluctuations. Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros. Our results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. Transactions settled in a currency other than the functional currency; primarily the Euro, are measured at that day’s exchange rate. Changes in functional currency amounts that result from the daily measurement process are considered transaction gains or losses and are included in foreign exchange gains /losses in the statements of operations.

Our assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Stockholders’ equity transactions are measured at the exchange rates at the date of each transaction. The net effect of these translations is the foreign currency translation adjustment that is included in accumulated other comprehensive income (loss) on the balance sheets. The foreign currency translation adjustment for the three (3) months ended March 31, 2017 represented a loss on translation of approximately $435,000 as compared to a loss of $340,000 for the three (3) months ended March 31, 2016. The foreign currency translation adjustment for the six (6) months ended March 31, 2017 represented a gain of approximately $241,000 compared to a loss of 143,000 for the six (6) months ended March 31, 2016.

To the extent that the US dollar weakens against foreign currencies, this translation methodology results in these foreign currency translations increasing accumulated other comprehensive income or decreasing accumulated other comprehensive loss on the balance sheets. Similarly, when the U.S. dollar strengthens against foreign currencies, foreign currency translations decrease accumulated other comprehensive income or increase accumulated other comprehensive loss on the balance sheets.  Our exposure to foreign currency risks could increase in the future as we continue to expand our operations outside of the U.S.

Non-U.S. GAAP Financial Measures

We supplement our reported U.S. GAAP financial information with certain non-U.S. GAAP financial measures, including earnings before interest, income taxes, depreciation and amortization (“EBITDA”). In addition, we present adjusted EBITDA (“Adjusted EBITDA”). (could also present adjusted net income from continuing operations (“Adjusted Net Income From Continuing Operations”) and adjusted diluted earnings per share from continuing operations (“Adjusted Diluted Earnings Per Share From Continuing Operations”). The “adjusted” non-U.S. GAAP measures exclude, as applicable to the particular periods, non-cash stock-based compensation expense, goodwill and intangible asset impairment, restructuring charges, acquisition integration costs and other non-recurring charges.

We use EBITDA and Adjusted EBITDA, as well as Adjusted Net Income From Continuing Operations and Adjusted Diluted Earnings Per Share From Continuing Operations to evaluate our performance, both internally and as compared with our peers, because these measures exclude certain items that may not be indicative of our core operating results, as well as items that can vary widely across different industries or among companies within the same industry, and for non-cash stock-based compensation expense, can also be subject to market volatility or variations in the value of shares granted. Additionally, these measures provide a baseline for analyzing trends in our underlying business. Management also considers EBITDA and Adjusted EBITDA as indicators of our ability to generate cash to service debt, fund capital expenditures and expand our business, but management does not consider the presented non-U.S. GAAP financial measures as measures of our liquidity. While EBITDA and Adjusted EBITDA are measures of our ability to generate cash, these measures exclude the cash impact of changes in our assets and liabilities as well as interest and income taxes. Net cash provided by operating activities in the consolidated statements of cash flows accounts for these changes in our assets and liabilities.

We believe these non-U.S. GAAP financial measures provide meaningful information and help investors understand our financial results and assess our prospects for future performance. Because non-U.S. GAAP financial measures are not standardized, it may not be possible to compare these financial measures with other companies’ non-U.S. GAAP financial measures having the same or similar names. These financial measures should not be considered in isolation from, as substitutes for, or alternative measures of, reported net income (loss) from continuing operations, diluted earnings (loss) per share from continuing operations and net cash provided by operating activities, and should be viewed in conjunction with the most comparable U.S. GAAP financial measures and the provided reconciliations thereto. We believe these non-U.S. GAAP financial measures, when viewed together with our U.S. GAAP results and related reconciliations, provide a more complete understanding of our business. We strongly encourage investors to review our consolidated financial statements and publicly filed reports in their entirety and not rely on any single financial measure.

The following table presents a reconciliation of the Company’s consolidated financial information to EBITDA and Adjusted EBITDA for the six months ended March 31, 2017 and 2016:

	Six months
	March 31, 2017	March 31, 2016

Net loss including noncontrolling interests	$(6,855,879)	$(5,011,006)
Interest (income) expense	51,901	298,828
Income taxes	-	-
Depreciation and amortization	253,617	33,191
EBITDA	$(6,550,361)	$(4,678,987)

Adjusted EBITDA:
EBITDA	$(6,550,361)	$(4,678,987)
Non-recurring, non-cash bonus to CEO	2,000,000	-
Non-cash stock compensation	1,946,005	690,707
Adjusted EBITDA	$(2,604,356)	$(3,988,280)

The following table presents a reconciliation of working capital (U.S. GAAP basis) to Adjusted working capital (working capital excluding deferred costs from current assets and deferred subscription fee revenue and deferred advertising revenue from current liabilities (a non US GAAP measure) at March 31, 2017 and September 30, 2016:

	March 31, 2017	September 30, 2016
Working capital:
Current assets	$31,994,164	$19,600,024
Less current liabilities	(46,179,438)	(29,209,153)
Working capital deficit	$(14,185,274)	$(9,609,129)

Adjusted working capital:
Current assets	$31,994,164	$19,600,024
less deferred costs	(17,391,085)	(7,431,751)
Adjusted current assets	$14,603,079	$12,168,273

Current liabilities	$46,179,438	$29,209,153
less deferred subscription fee revenue	(21,670,004)	(13,111,338)
less deferred advertising revenue	(9,180,575)	(2,897,835)
Adjusted current liabilities	$15,328,859	$13,199,980

Adjusted working capital deficit	$(725,780)	$(1,031,707)

Liquidity and Capital Resources

Liquidity

During the six (6) months ended March 31, 2017, we incurred a loss from continuing operations including noncontrolling interest of $6.9 million. We have an accumulated deficit for the period from our inception through March 31, 2017 of approximately $66.1 million.

Our stockholders’ deficit of approximately $7.5 million at September 30, 2016 improved to stockholder’s equity of approximately $5.7 million at March 31, 2017 as a result of our financing of the acquisition of 40.02% interest in Lani Pixels and our investment in 18.75% of the common stock of Quant Systems, Inc. through issuances of our common stock totaling approximately $12.9 million; our private placement sale of common stock to foreign investors totaling approximately $2.1 million, private placement sale of common stock to the CEO totaling $2.1 million, and stock compensation of $1.9 million.

We had a working capital (defined as current assets less current liabilities) deficit of approximately $14.2 million as of March 31, 2017. However, current liabilities include $21.7 million of deferred subscription fee revenue and $9.2 million of deferred advertising revenue which are amortized over a twelve (12)-month period based on the terms of the underlying advertising programs. Current assets include deferred costs of $17.4 million which are being amortized over a twelve (12)-month period and represent about $1.5 million of expense per month. As shown above, excluding deferred costs from current assets and deferred subscription fee revenue and deferred advertising revenue from current liabilities, we had a working capital deficit of approximately $726,000 (non U.S. GAAP basis) at March 31, 2017. For terms of the deferred subscription fee program and deferred advertising revenue program, refer to “Note 2, Summary of Significant Accounting Policies — E-commerce and memberships, in the Notes to Financial Statements.

Total cash and cash equivalents of approximately $11.5 million at March 31, 2017 increased $1.9 million from total cash and cash equivalents of approximately $9.6 million at September 30, 2016. In addition, we had restricted cash balances of approximately $1.7 million at March 31, 2017 and approximately $2.0 million at September 30, 2016.

Our primary sources of liquidity are cash flows from operations and funds raised through debt and/or equity. Our primary liquidity needs are for working capital, capital expenditures and acquisition requirements.

We generated net cash flows from operating activities of approximately $800,000 during the six (6) months ended March 31, 2017 consisting primarily of the positive effect of net changes in assets and liabilities. We used cash flows from operations totaling $4.2 million during the six (6) months ended March 31, 2016 consisting primarily of the negative effect of net changes in assets and liabilities.

We used net cash flows from investing activities of approximately $2.5 million during the six (6) months ended March 31, 2017 due to the purchase of a $2.0 million debenture in connection with the acquisition of Lani Pixels and $500,000 of partial consideration for the purchase of 20% of Lani Pixels from Kim Pagel. We used cash flows from investing activities of approximately $506,000 for capital expenditures during the six months ended March 31, 2016.

We generated net cash flows from financing activities during the six months ended March 31, 2017 from the sale of approximately 823,000 shares of our common stock to various investors for cash consideration of $4.1 million. We generated cash flows from financing activities totaling $2.0 million during the six months ended March 31, 2016 from $1.4 million of proceeds from convertible loan, $362,260 of proceeds from the sale of common stock and $250,000 of proceeds from the exercise of a warrant for shares of common stock.

Long Term Debt

As described in Note 10, Long Term Debt in the Notes to Financial Statements, Lani Pixels owes $ 1,857,834 of a senior secured term Debenture bond (“Debenture”); the net proceeds of which were used to finance the production of an animated feature film and to pay any fees associated with this offering. The Debenture has a coupon of 5% per annum, payable semi-annually and a running fee that entitles the holder to 3% of the gross revenues from July 1, 2017 to and including December 31, 2025, paid semi-annually on April 12, 2019 for the preceding semi-annual period from July 1 through December 31. The Debenture matures on February 12, 2026 and has a call option under which the principal amount may be redeemed in whole on April 12, 2019 or on any consecutive coupon date thereafter. The principal maturities of the debt, not including amounts attributable to Ominto, is as follows:

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

Cash in Foreign Subsidiaries

We have significant operations outside the United States. As a result, cash generated by and used in our foreign operations is used only in amounts sufficient to pay general and administrative expenses in the U.S. or to fund certain US operational costs. As of March 31, 2017, we held approximately $10.8 million of unrestricted and approximately $1.5 million of restricted cash in foreign subsidiaries. Certain of the Company’s foreign subsidiaries have cash balances that are denominated in U.S. dollars.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The core principle of this ASU is that a company will recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, companies will need to use judgment and make estimates when evaluating contract terms and other relevant facts and circumstances. Additionally, ASU 2014-09 requires enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year. ASU 2014-09, as amended, is effective using either the full retrospective or modified retrospective transition approach for fiscal years, and for interim periods within those years, beginning after December 15, 2017. In March, May and December 2016, the FASB issued several additional accounting standards updates to clarify certain topics within ASU 2014-09. The Company will adopt ASU 2014-09, and its related clarifying ASUs, as of October 1, 2018. The Company is continuing to assess the potential effects of these ASUs on its consolidated financial statements, business processes, systems and controls.  The Company’s assessment includes a review of representative contracts at each of the Company’s locations/business units and a comparison of its historical accounting policies and practices to the new standard. Based on the Company’s progress in reviewing various types of revenue arrangements, the Company anticipates adopting the standard using the modified retrospective transition approach.  Under this approach, the new standard would apply to all new contracts initiated on or after October 1, 2018.  For existing contracts that have remaining obligations as of October 1, 2018, any difference between the recognition criteria in these ASUs and the Company’s current revenue recognition practices would be recognized using a cumulative effect adjustment to the opening balance of retained earnings.  Any potential effect of adoption of these ASUs has not yet been quantified; however, based on the review of contracts at the Company’s various locations to date, the adoption of these ASUs is not expected to have a material effect on the timing or amount of revenue recognized as compared to current practices.  The Company’s expectations may change as its assessment progresses.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash (Topic 230): Restricted Cash (“ASU 2016-18”), which reduces the diversity in the treatment of Restricted cash in the Statement of Cash Flows. This ASU requires that restricted cash and restricted cash equivalents be included with unrestricted cash and cash equivalents when reconciling the beginning-of-period and end-of-period total cash and cash equivalents. Public business entities are required to adopt this ASU for fiscal years beginning after December 15, 2017, with other entities adopting it for fiscal years beginning after December 15, 2018. Early adoption is permitted. Currently the Company separates restricted cash and cash equivalents from its unrestricted cash and cash equivalents when reconciling the beginning and end of period total cash and cash equivalents and only reports the net change in restricted cash and cash equivalents in the statement of cash flows. In the future, the Company’s sources and uses of restricted cash and cash equivalents will be combined with its sources and uses of unrestricted cash and cash equivalents in the statement of cash flows. The Company does not expect the adoption of this ASU to have a material effect on its statement of cash flows.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements (“ASU 2016-19”), which clarifies, corrects and amends various FASB Codification Subtopics. ASU 2016-19 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 and shall be applied prospectively. It clarifies that internal use software licenses purchased from third parties shall be recorded as an Intangible asset along with recording any related liabilities. It adds definitions of the terms Issued, Issuing and Issued for use with Equity Based Payments to Non Employees and Stock Compensation. The Company plans to adopt this ASU effective at the beginning of its next fiscal year on October 1, 2017 and does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

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

Subsequent Events

On April 28, 2017, Ominto provided a short-term loan in the amount of $250,000 to its VIE, Lani Pixels A/S, through Lani Pixels’ subsidiary Lani Pixels DMCC. The loan matures on May 27, 2017, bears a fixed interest rate of 12% per year and is payable in one monthly payment of principal, unpaid interest and any other amounts that are due. Should Lani Pixels default on the loan, the interest rate increases to 15% per year and Ominto reserves the right to seek a conversion of principal to senior debtor status pari-passu with common lenders to the extent that there are available assets.

Effective as of April 1, 2017, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Mr. Gregory Newell, a Director of the Company, pursuant to which Mr. Newell will assist the Company with its further expansion efforts in Asia.  The term of the Consulting Agreement is for a period of six months and provides that Mr. Newell shall be paid $9,500 per month and be reimbursed for reasonable business expenses.

On May 1, 2017, the Company executed an Employment Agreement (the “Employment Agreement”) with Matthew Cohen, to serve as the Company’s General Counsel.  The Employment Agreement provides that Mr. Cohen shall receive an annual base salary of $240,000, be eligible for an annual bonus which shall be determined and made at the sole discretion of the Board, and receive other fringe benefits including reimbursement of business expenses and paid time off.  The Employment Agreement creates an “at will” employment relationship and contains certain restrictive covenants including two year post-termination non-solicitation and non-competition agreements as well as a non-disclosure agreement.  In connection with this appointment, Mr. Cohen was granted options to purchase 25,000 shares of the Company’s common stock (“Common Stock”). One-third of the Options shall vest on May 1, 2018 and the remaining two-thirds of the Options shall vest in twenty-four (24) equal monthly installments commencing on June 1, 2018.  The exercise price for the option shall be equal to the closing share price of the Company’s common stock on the second business day following the filing of the Company’s report on Form 10-Q for the quarter ended March 31, 2017.

At a regularly scheduled meeting of the board of directors of the Company held on May 10, 2017, David Pollei, Chairman of the Board, informed the Company that he had decided not to stand for reelection as a director of the Company at the next annual meeting of stockholders. Such decision not to stand for reelection was not based on any disagreement with the Company.

On May 11, 2017, CEO Michael Hansen delivered the amount of $70,000 to the Company to complete the purchase of 300,000 shares of Ominto common stock in a private placement that is reported as a subscription receivable in the accompanying balance sheet at March 31, 2017.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15 (e) under the Exchange Act) as of the end of the period covered by this Report. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three (3) months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as previously reported in our annual report Form 10-K for the year ended September 30, 2016, as a result of our principal executive officer’s and principal financial officer’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016, we identified material weaknesses in internal control over financial reporting as of September 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses had not been remediated as of March 31, 2017.

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

The remedial steps we have taken are as follows:

1.	We continue to improve work flow and enhance internal controls. Management has recognized the need for documented policies and procedures and established such documents outlining processes, procedures, levels of authorization and approval, and other transactional related requirements in order to be disseminated for accountability and oversight. Management is also aware that the entity will need to review its policies and procedures periodically to determine whether they continue to be appropriate for the entity’s activities and refresh them when needed.

2.	We continue to take remedial measures to correct our internal control deficiencies and decided to devote significant resources to improving our internal controls. We have added four (4) full time positions in our accounting department which we believe will continue to improve internal controls. With the additional staff, we will be able to focus on providing additional training, as well as provide adequate time for our staff to complete the control procedures which have been or will be assigned to them.

(1)	We hired a new CFO and additional qualified and experienced finance department personnel to enhance period end financial close and reporting;

(2)	Senior Manager of SEC and Financial Reporting;

(3)	Director of Compliance to evaluate and implement corrective action on our material weaknesses;

(4)	Currently in the process of recruiting a Vice President of Information Technology to oversee and implement proper internal control over IT and our business operating systems; and

(5)	Will also continue the reorganization of our finance, accounting and other support staff to improve work flow and enhance internal controls.

In addition, we have improved or are in the process of improving our internal controls as follows:

Control Environment

(a)	Implemented a whistle-blower program and are in the process of implementing other programs to identify and manage fraud risks;

(b)	Formalized job descriptions have been developed for all finance and accounting personnel that specifically: (i) identify required financial reporting roles, responsibilities, and necessary competencies; and (ii) clarify responsibilities for maintaining our internal controls over financial information; and,

(c)	Increased the utilization of the features and controls provided in our Enterprise Resource Planning (“ERP”) system and reduced the use of spreadsheets.

Monitoring of internal control over financial reporting, and period end financial closing:

(a)	We continue to review and update our policies and procedures with respect to the review, supervision and monitoring of our accounting operations;

(b)	We are completing a risk assessment process in order to improve our monitoring function in conjunction with our ERP system; and,

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

There were no material legal proceedings during the three (3) months ended March 31, 2017.

ITEM 1A.	RISK FACTORS

There has been no material change to the risk factors relating to our business as disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2016 filed on December 29, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company sold 7,771 shares of its common stock as part of an unregistered $5.1 million private placement to foreign investors totaling approximately $31,000 during the three (3) months ended March 31, 2017; the proceeds of which are being used for general operating needs and acquisitions.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe that the offers, sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(1)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering, or in reliance on Regulation S promulgated under the Securities Act as a transaction conducted outside of the United States with non-U.S. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. We believe all recipients had adequate information about us or had adequate access, through their relationships with us, to information about us.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

No.	Description

4.1	Amendment to Promissory Note dated February 13, 2017 between Business Across APS, a Danish entity and the Company*

10.1	Amendment to Employment Agreement between Michael Hansen and the Company dated March 8, 2017*

10.2	Employment Agreement between Matthew Cohen and the Company dated May 1, 2017*

10.3	Consulting Agreement between Gregory Newell and the Company dated April 1, 2017.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Ominto, Inc.

Date: May 16, 2017	By:	/s/ Michael Hansen
Michael Hansen Chief Executive Officer (Principal Executive Officer)

Ominto, Inc.

Date: May 16, 2017	By:	/s/ Raoul Quijada
Raoul Quijada Chief Financial Officer (Principal Financial and Accounting Officer)

