Form 10-Q/A
period 2016-12-31
Ominto, Inc.
filed 2017-11-14
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of stock, as of November 9, 2017 is as follows:

Number of shares of Common Stock outstanding: 17,282,352

EXPLANATORY NOTE

Ominto, Inc. (“Ominto,” the “Company,” “we,” “our,” or “us”) is filing this amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q (“the Amendment”) for the period ended December 31, 2016, as originally filed with the Securities and Exchange Commission (“the SEC”) on February 14, 2017 “(Original Filing”), to restate our unaudited condensed consolidated financial statements and related footnote disclosures at December 31, 2016 and for the three months ended December 31, 2016. The restatement has arisen in connection with the Company’s acquisition of its VIE, Lani Pixels on December 13, 2016. The 1,285,714 shares of the Company’s common stock issued as part of the consideration paid in the acquisition of Lani Pixels should have been recorded as treasury stock on the Company’s unaudited condensed consolidated financial statements. Additionally, total goodwill recorded in the acquisition was not pushed down to Lani Pixels. Details and net effect of the restatement can be found in Note 18 of our unaudited financial statements included in this report. In addition, the Company should have reported and disclosed: (a) its various related party transactions; and (b) its commitments and contingencies. Details of related party transactions and commitments and contingencies can be found in Notes 9, Related Party Transactions and Note 13, Commitments and Contingencies in the Notes to unaudited financial statements included in this report.

Items Amended in this Form 10-Q/A

This Form 10-Q/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the restatement described above. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

A. Part I, Item 1. Financial Statements and Notes to Financial Statements

B. Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, The Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this amendment (Exhibits 31.1, 31.2 and 32.1) and the Company has provided its revised consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as provided in this explanatory note, or as indicated in the applicable disclosure, this Amendment No. 1 has not been updated to reflect other events occurring after the filing of the Original Filing and does not modify or update information and disclosures in the Original Filing affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Filing, together with any amendments to those filings.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ominto, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	December 31, 2016	September 30, 2016
	(restated)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (amount related to VIE of $482,462)	$11,919,351	$9,596,394
Restricted cash	2,737,947	1,997,921
Other receivables and prepaid expenses (amount related to VIE of $149,594)	1,553,012	573,958
Deferred costs	13,402,431	7,431,751
Total current assets	29,612,741	19,600,024

Property and equipment, net (amount related to VIE of $236,572)	2,164,127	2,042,316
Goodwill (amount related to VIE of $19,559,400)	19,559,400	-
Film costs (amount related to VIE of $4,034,679)	4,034,679	-
Investment in unconsolidated company, at cost	3,214,284	-
Other assets (amount related to VIE of $4,277)	55,710	42,471

TOTAL ASSETS	$58,640,941	$21,684,811

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable (amount related to VIE of $707,111)	$1,534,004	$1,560,001
Amounts payable to Business Associates	6,357,797	5,114,675
Customer deposits	2,466,831	2,829,220
Other payables and accrued liabilities (amount related to VIE of $585,677)	3,765,398	3,129,671
Amounts due to related parties (amount related to VIE of $1,176,487)	2,128,322	539,438
Deferred subscription fee revenue	21,285,227	13,111,338
Deferred advertising revenue	4,620,317	2,897,835
Debt (amount related to VIE of $1,857,834)	1,857,834	-
Liabilities of discontinued operations	-	26,975
Total current liabilities	44,015,730	29,209,153
TOTAL LIABILITIES	44,015,730	29,209,153

Commitments and contingencies

EQUITY (DEFICIT):
Preferred stock, $.01 par value; 25.0 million shares authorized; 185,000 and 185,000 shares issued and outstanding, respectively.	1,850	1,850
Common stock, $.001 par value: 200.0 and 14.0 million shares authorized at December 31, 2016 and September 30, 2016 respectively; approx. 17.5 and 13.4 million shares issued at December 31, 2016 and September 30, 2016 respectively; approx. 16.2 and 13.4 million shares outstanding at December 31, 2016 and September 30, 2016 respectively, approx.	17,533	13,386
Additional paid-in capital	67,776,371	51,120,663
Treasury stock. at cost (1,285,714 shares)	(5,142,856)	-
Subscription receivable	(900,000)	-
Accumulated other comprehensive income	1,612,812	936,705
Accumulated deficit	(61,881,763)	(59,596,946)
Total Ominto, Inc. stockholders' equity (deficit)	1,483,947	(7,524,342)

Noncontrolling interests	13,141,264	-

Total equity (deficit)	14,625,211	(7,524,342)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$58,640,941	$21,684,811

See accompanying notes to unaudited condensed consolidated financial statements.

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31
	2016	2015
	(restated)
REVENUE
Business license fees	$1,756,168	$655,305
Membership subscription fees and commission income	3,656,594	4,600,106
Advertising and marketing programs	371,835	6,373
Other	87,875	170,445
Gross Revenue	5,872,472	5,432,229

COST OF REVENUES	3,958,701	3,891,262

Gross income	1,913,771	1,540,967

Selling, general and administrative expenses	4,296,497	3,799,393

LOSS FROM OPERATIONS	(2,382,726)	(2,258,426)

OTHER INCOME (EXPENSE):
Interest (Expense)/Income	(43,371)	(298,843)
Change in fair value of derivative liability	-	549,656
LOSS BEFORE INCOME TAXES	(2,426,097)	(2,007,613)

Income taxes	-	-
LOSS FROM CONTINUING OPERATIONS	(2,426,097)	(2,007,613)

Income from discontinued operations, net of taxes	26,055	3,848

Net loss including noncontrolling interest	(2,400,042)	(2,003,765)
Net loss attributable to noncontrolling interest	115,225	-
NET LOSS ATTRIBUTABLE TO OMINTO, INC.	$(2,284,817)	$(2,003,765)

NET LOSS PER SHARE ATTRIBUTABLE TO OMINTO, INC. - Basic and diluted
Loss from continuing operations	$(0.16)	$(0.17)
Income from discontinued operations	$-	$-
Total loss attributable to Ominto, Inc.	$(0.17)	$(0.17)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	14,276,997	11,572,289

See accompanying notes to unaudited condensed consolidated financial statements.

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended December 31
	2016 2015
	(restated)
Net loss including noncontrolling interest	$(2,400,042)	$(2,003,765)
Foreign currency translation gains	560,882	198,512

Comprehensive loss including noncontrolling interest	(1,839,160)	(1,805,253)
Comprehensive loss attributable to noncontrolling interest	115,225	-
Comprehensive loss attributable to Ominto, Inc.	$(1,723,935)	$(1,805,253)

See accompanying notes to unaudited condensed consolidated financial statements

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Deficit) (Unaudited) (Restated)

	Preferred stock		Common stock		Additional				Accumulated other		Total Ominto	Non-	Total
	Shares outstanding	Par value	Shares outstanding	Par value	paid-in capital		Treasury stock	Subscription receivable	comprehensive income (loss)	Accumulated deficit	equity (deficit)	controlling Interest	equity (deficit)
Balance, September 30, 2016	185,000	$1,850	13,386,538	$13,386	$51,120,663	$		$-	$936,705	$(59,596,946)	$(7,524,342)	$-	$(7,524,342)

Stock based compensation	-	-	60,000	60	329,167			-	-	-	329,227	-	329,227
Common stock issuance for services	-	-	113,950	114	440,386			-	-	-	440,500	-	440,500
Private placement	-	-	515,390	515	2,061,045			-	-	-	2,061,560	-	2,061,560

Common stock issued for Investment in unconsolidated company	-	-	803,571	804	3,213,480			-	-	-	3,214,284	-	3,214,284
Acquisition of subsidiary with non-controlling interests	-	-	2,428,571	2,429	9,711,855		(5,142,856)	-	115,225	-	4,686,653	13,256,489	17,943,142
Subscribed common stock sold	-	-	225,000	225	899,775			-900,000)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-			-	560,882	-	560,882	-	560,882
Net loss	-	-	-	-	-			-	-	(2,284,817)	(2,284,817)	(115,225)	(2,400,042)

Balance, December 31, 2016 (restated)	185,000	$1,850	17,533,020	$17,533	$67,776,371		$(5,142,856.00)	$(900,000)	$1,612,812	$(61,881,763)	$1,483,947	$13,141,264	$14,625,211

See accompanying notes to unaudited condensed consolidated financial statements.

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended December 31
	2016	2015
	(restated)
CASH FLOW FROM OPERATING ACTIVITIES:
Loss from continuing operations including noncontrolling interest	$(2,426,097)	$(2,007,613)
Adjustments to reconcile net loss to net cash flows provided by/(used in) operating activities:
Depreciation and amortization	113,583	19,299
Provision for doubtful accounts	104,275	-
Stock issued for services	440,500	-
Stock-based compensation	329,227	419,317
Change in fair value of derivative liability	-	(549,656)
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	(895,268)	(74,636)
Accounts receivable	(30,785)	-
Other receivables and prepaid expenses	(516,161)	(665,756)
Deferred costs	(6,693,141)	549,306
Other assets	8,484	-
Accounts Payable	(684,137)	(73,311)
Amounts payable to Business Associates	1,644,373	23,476
Customer Deposits	(174,784)	141,246
Other payables and accrued liabilities	(709,607)	489,731
Amounts due to related parties - services rendered	1,588,884	(19,095)
Deferred subscription fee revenue	9,356,745	(690,936)
Deferred advertising revenue	1,985,862	64,411
NET CASH FLOWS PROVIDED BY/(USED IN) CONTINUING OPERATIONS	3,441,953	(2,374,217)
Income (loss) from discontinued operations	26,055	3,848
Net change in assets and liabilities of discontinued operations	(26,044)	13,172
Net cash flows from discontinued operations	11	17,020

NET CASH FLOWS PROVIDED BY/ (USED IN) OPERATING ACTIVITIES	3,441,964	(2,357,197)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Issuance of note receivable to VIE prior to acquisition	(500,000)	-
Investment in debenture to VIE prior to acquisition	(2,000,000)	-
Acquisition of business, net of cash acquired	683,401	-
Acquisition of movie rights and related expenses	(658,150)
Purchases of equipment and software	(1,743)	(374,900)
NET CASH FLOWS USED IN INVESTING ACTIVITIES:	(2,476,492)	(374,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,061,560	-
Proceeds from exercise of warrant	-	250,000
Proceeds from convertible loan	-	1,400,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,061,560	1,650,000

Effect of exchange rate changes	(704,075)	(314.354)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,322,957	(1,396,451)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,596,394	3,531,124
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,919,351	$2,134,673

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Conversion of convertible notes to common stock	$-	$5,000,000
Reclass of derivative liability of warrants to stockholders’ equity	$-	$165,191
Common stock issued for acquisition	$9,714,284	$-
Common stock issued for investment in unconsolidated company	$3,214,284	$-
Subscribed common stock sold	$900,000	$-
Treasury stock - owned by VIE	$(5,142,856)	$-
Non-cash portion of movie rights acquired	$493,874	-

See accompanying notes to unaudited condensed consolidated financial statements

Ominto, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

In December 2016, the Company acquired a controlling interest in Lani Pixels A/S (“Lani Pixels”), an animation production company focused on feature-length films and digital marketing content. Lani Pixels in based in Billund, Denmark which has offices in Denmark and Dubai, U.A.E. As a result of the transaction, the Company owns 40.02% of the outstanding common shares and controls 50.02% of the voting rights of Lani Pixels through the execution of a voting rights agreement with another Lani Pixels shareholder who is also a shareholder of Ominto. (See Note 5, Acquisition in the notes to financial statements). The Company exercises control over the operations of Lani Pixels. Lani Pixels will act as Ominto’s strategic content partner in the future.

In December 2016, the Company also acquired a noncontrolling interest in Quant Systems, Inc. (“Quant”), an information technology service company in Irving, Texas. The Company owns 18.75% of the common shares of Quant and does not exercise control over the operations of Quant (see Note 6, Investment in Unconsolidated Company in the notes to financial statements).

Mr. Michael Hansen, the Chief Executive Officer and a Director of the Company, has a direct ownership of approximately 2.9 million shares of our common stock and 185,000 shares of our super voting preferred stock as of December 31, 2016. Each share of our super voting preferred votes as 40 shares of common stock. As a result, Mr. Hansen has the power to cast approximately 43% of the votes that could be cast by our stockholders (net of treasury shares owned by our VIE Lani Pixels) as of December 31, 2016. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution or merger of the Company, sale of all of the Company’s assets or changing the size and composition of the board of directors. Betina Dupont Sorensen, the Company’s Chief Operating Officer, has a direct ownership of approximately 200,000 shares of our common stock or approximately 1% of the votes that could be cast by our stockholders (net of treasury shares owned by our VIE Lani Pixels) as of December 31, 2016. Ms. Sorensen and our CEO Mr. Hansen share a household.

Increase in Authorized Shares

During October 2016, the Company’s shareholders approved the increase of its authorized shares of common stock to 200 million shares from 14 million shares and to increase its authorized shares under the 2010 Omnibus Equity Compensation Plan to 4.5 million shares from 3.0 million shares.

Liquidity and Capital Resources

As of December 31, 2016 total assets from continuing operations were approximately $60,605,000 consisting of approximately $29,613,000 of current assets including accounts receivable and prepaid expenses of approximately $1,553,000, cash and cash equivalents of $11,919,000, restricted cash of $2,738,000, and deferred costs of $13,402,000. Our non-current assets included Property plant and equipment of approximately $2,164,000, Goodwill of $21,523,000, $4,034,000 of film costs related to our VIE Lani Pixels, $3,214,000 of investments, and $55,710 of other assets.

Total liabilities associated with our continuing operations for the quarter ended December 31, 2016 are all current liabilities and totaled approximately $44,016,000 including $1,858,000 of debenture bonds owed by our VIE, Lani Pixels (“VIE Bonds”). Our current liabilities as of December 31, 2016 were comprised of $21,285,000 of deferred subscription fees, $4,620,000 of deferred advertising revenue, $4,942,000 of payable and accrued liabilities, $2,467,000 of customer deposits, $6,358,000 payable to Business Associates, VIE Bonds of $1,858,000 and $2,486 of accounts payable. Our VIE Bonds have a coupon rate of 5% and mature in 2026 but have been classified as current liabilities due to not being in compliance with the Debenture covenants (See Note 10, Debt).

The Company’s Board of Directors and Executive Management reasonably believes that the Company will continue to exist to carry out all objectives, commitments, and stated goals for the immediate future as profitability and positive cash flows from operations continue to improve. There is no significant information available to the contrary, as the Company is currently able to meet all current and immediate obligations without substantial asset sales or restructuring. Also, with the introduction of the new operations platform and business model and the arrival of new Executive Management members, Management believes that the financial and business trends will continue to be positive for the foreseeable future. Furthermore, there are no known denials of trade credit from suppliers, and no known adverse legal proceedings that could materially affect the Company.

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

The unaudited condensed consolidated financial statements include the accounts of Ominto, Inc. and its wholly-owned subsidiaries including a subsidiary that is consolidated under the Variable Interest Entity (“VIE”) model. All significant intercompany transactions have been eliminated in consolidation.

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

Use of Estimates and Judgments

The preparation of these unaudited condensed consolidated financial statements, in conformity with US GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from these estimates.

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

Foreign Currency

Financial statements of our foreign subsidiaries in India, Cyprus Germany, Denmark, United Arab Emirates, and British Virgin Islands operating in other than highly inflationary economies are translated at period-end exchange rates for assets and liabilities and average exchange rates during the period for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive income or loss. Financial statements of subsidiaries operating in highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in current earnings. Gains or losses resulting from foreign currency transactions are recorded in operating expense. We have no subsidiaries operating in highly inflationary economies. For the three months ended December 31 we recognized a foreign exchange gain on transactions is included in our selling, general, and administrative expenses of approximately $800,000 and $35,000 in 2016 and 2015 respectively.

In accordance with FASB’s Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters, companies with foreign operations or foreign currency transactions are required to prepare the statement of cash flows using the exchange rates in effect at the time of the cash flows. We use an appropriately weighted average exchange rate for the period for translation if the result is substantially the same as if the rates at the dates of the cash flows were used. The unaudited condensed consolidated statement of cash flows reports the effect of exchange rate changes on cash balances held in foreign currencies as a separate part of the reconciliation of the change in cash and cash equivalents during the period.

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

Allowance for Doubtful Accounts

Receivables are uncollateralized obligations due under normal trade terms, typically requiring payment within 30 days from invoice date. Receivables are stated at the contractual amount billed, net of an allowance for doubtful accounts, if any. Accounts dated over 90 days old are considered past due. We estimate the allowance based on an analysis of specific accounts, taking into consideration the age of past due accounts and an assessment of the debtors’ ability to pay and any applicable allowance is included as an offset to accounts receivable. During the three months ended December 31, 2016, there was no allowance for doubtful accounts. Interest income is not recognized on past due accounts. Accounts receivable are included in Other Receivables and Prepaid Expense on the accompanying unaudited condensed consolidated balance sheet.

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

Once a film is released, capitalized film production costs are amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the individual-film-forecast-computation method as defined in FASB’s Accounting Standards Codification 926-605-25. The amount of film costs that are amortized each quarter depends on how much future revenue is expected to be received from each film. The Company makes certain estimates and judgments of future gross revenues to be received for each film based on historical results and management’s knowledge of the industry. Estimates of anticipated total gross revenues are reviewed periodically and may be revised if necessary. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis to assess whether there are any indicators of impairment. If estimated remaining gross revenues are not sufficient or are indicative of a potential impairment, the unamortized film production costs will be written down to fair value. There have been no film revenues yet and therefore no amortization has occurred.

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

Our revenue recognition policies for each of our products and services are as follows:

E-commerce and memberships

●	Business license fees – BAs pay an initial business license fee which is renewed annually and Partner Program participants (excluding not-for-profit organizations) pay a setup fee for the marketing and training services provided by us which enables them to begin their sales of DubLi.com’s products and services. The business license fee or partner setup fee is recognized as revenue ratably over twelve (12) months.

11

●

Membership subscription fees - (i) Effective April 2014 our BAs may purchase our membership subscription products for resale in the form of a qualifying VIP membership or VIP membership packages for BAs or membership packages for DubLi’s customers as described under item (ii) below. These membership subscription products have a shelf life of twelve months. Revenue is recognized ratably over a twelve-month period when any membership subscription product is activated or immediately upon expiry; and (ii) DubLi customers who purchase a VIP membership package pay on an annual basis which is recognized ratably over the subscription period.

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

At the end of the fourth quarter of fiscal year 2015, we concluded that we had accumulated a sufficient level of historical data from a large pool of homogenous transactions to allow management to reasonably and objectively determine an estimated unused and expired VIP voucher rate and the pattern of VIP voucher redemptions. Under this method, revenue is recognized and the VIP voucher liability is relieved for unredeemed VIP vouchers in proportion to actual VIP voucher redemptions. We believe this method is appropriate for recognizing revenue on expiration or use, because it better reflects the VIP voucher earnings process. In accordance with Accounting Standards Codification (ASC) Topic 250, “Accounting Changes and Error Corrections,” we concluded that this accounting change represented a change in accounting estimate effected by a change in accounting principle. Accordingly, we accounted for the change as a change in estimate utilizing the cumulative catch-up method. The impact of the cumulative catch-up recorded at the end of the fourth quarter 2015 was to reduce VIP voucher deferred revenue and increase revenue by approximately $9.3 million. Correspondingly, the Company reduced deferred cost and increased cost of revenue by approximately $4.6 million.

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

●	Commission income – We receive varying percentages in commission income earned from merchants participating on our online shopping platform. These commissions are calculated based upon the agreed rates with the participating merchants on all customer’s transactions processed through our online shopping website and are recognized on an accrual basis based upon data obtained from the merchant. A percentage of the commission income is payable in the form of Cash Back, to the customer for all purchase transactions. This Cash Back amount due the customer is accrued as a deduction from commission income at the time the commission income is recognized. Commission receivable from merchants is included in other receivables and prepaid expenses.

●	Advertising and marketing – The Company offers three advertising programs which are sold to BAs and/or Partners in advance of several advertising campaigns to generate new DubLi.com shopping customers for our BAs and/or Partners. Revenues for the respective advertising and marketing programs are recognized in accordance with the terms and obligations under the programs.

●	Film production revenue - Lani Pixels will recognize film revenue from the distribution of its animated feature films and related products when earned and reasonably estimable in accordance with FASB Accounting Standards Codification 926-605-25. The following conditions are met in order to recognize revenue:

●	Persuasive evidence of a sale or licensing arrangement with a customer exists;

●	the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

●	the license period of the arrangement has begun and the customer can begin its exploitation, exhibition or sale;

●	the arrangement fee is fixed or determinable; and

●	collection of the arrangement fee is reasonably assured.

If one of more of the preceding conditions are not met, Lani Pixels defers recognizing revenue until all of the conditions are met.

Lani Pixels will recognize revenue from its films net of distribution fees, reserves for returns, and marketing and distribution expenses. To date, no film revenue has been earned.

Deferred Subscription Fee Revenue

Deferred subscription fee revenue relates to unearned revenue associated with VIP memberships and business license fees. We sell memberships and payments are received in advance of customers using the memberships. We sell business licenses which are renewed annually. We amortize deferred subscription fee revenue relating to memberships and deferred business license fees over a period of 12 months.

Deferred Advertising Revenue

Deferred advertising revenue relates to unearned revenues associated with advertising and marketing fees collected in advance from BAs that are amortized as customers are allocated to the BAs in accordance with the terms and obligations under the programs.

Deferred Business License Revenue

Deferred Business License Revenue relates to unearned revenue associated with business license fees collected in advance from BAs and setup fees collected in advance from Partners that are recognized ratably over twelve months. We report deferred business license revenue as deferred revenue subscription on our balance sheet.

Cost of Revenues

Cost of revenues are principally commissions based upon each Business Associate’s volume of sales, any “down-line” sales by other Business Associates under the sponsoring Business Associate, and purchase transactions through our shopping website made by customers under the sponsoring Business Associate. Commissions due to Business Associates at the time of such transaction are recorded as deferred costs until the corresponding revenues are recognized. Special incentive bonuses are recognized when the Business Associate meets the sales target goals or specific criteria, and are recorded as deferred costs which are then expensed ratably as the corresponding revenues are recognized.

Cost of revenues also includes commissions paid to Partners and Cash Back paid to customers.

Commissions and other incremental direct costs including credit card processing fees in connection with the discontinued auction program are reported as cost of revenues under discontinued operations.

Lani Pixels’ currently has no costs of revenues related to its Film production and animation segment. In the future, these costs will primarily include the amortization of capitalized costs, participation and residual costs and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. The amortization of capitalized costs is based on the amount of revenues earned from all markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with advertising expenses, stock compensation, staff payroll costs, outside services, bank transaction fees, and other general administrative costs.

Noncontrolling Interests

A noncontrolling interest represents the other equity holder’s interest in an entity that the Company consolidates. Noncontrolling interests are classified as a separate component of equity in the Company’s consolidated balance sheets and statements of equity. Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are reflected separately from the consolidated net income (loss) and comprehensive income (loss) in the consolidated statements of operations and statements of equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests.

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

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in U.S. federal and state, and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in the countries in which each respective subsidiary operates. We may be subjected to tax reviews in taxing jurisdictions where we operate. We do not currently anticipate that any such reviews would have a material adverse impact on our consolidated financial statements.

Earnings (Loss) per Share

We compute basic earnings (loss) per share by dividing the income (loss) attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The potential impact of all common stock equivalents was excluded from the number of shares outstanding used for purposes of computing net loss per share as the impact of such equivalents was anti-dilutive due to the loss from continuing operations. Potential dilutive securities, which consisted of outstanding stock options, unvested restricted stock and preferred stock not included in dilutive weighted average shares for the three (3) months ended December 31, 2016 and 2015 were approximately 0.9 million and 1.0 million, respectively.

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

3. Earnings/Loss Per Share

Basic earnings or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income or loss available to common shareholders by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares as determined using income from continuing operations, including the potential issuance of common shares upon the exercise, conversion or vesting of outstanding stock options and unvested restricted shares, as calculated under the treasury stock method, as well as shares associated with the Company’s convertible debt securities, which were converted during fiscal year 2016. Furthermore, we adjust our weighted average number of common shares outstanding by eliminating all shares of our common stock held by our VIE, Lani Pixels,in effect counting those shares as treasury shares fully excluded from the calculation of weighted average shares outstanding. When the Company reports a net loss, rather than net income, from continuing operations, the computation of diluted loss per share excludes dilutive common stock equivalents as their effect would be anti-dilutive. Therefore, weighted average dilutive common shares would be excluded from the calculation. The Company reported a net loss from continuing operations for the three months ended December 31, 2016 and 2015 and had no dilutive common stock equivalents at December 31, 2016 and 2015 that affected diluted net loss per share for the related periods.

For the three months ended December 31, 2016, there were .9 million potentially dilutive securities, representing outstanding stock options and other compensation arrangements (such as restricted share awards and warrants). For the three months ended December 31, 2015, potential dilutive securities, which consisted of outstanding stock options, warrants and other compensation arrangements amounted to approximately 1.4 million common stock equivalents.

4. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor. Amounts of restricted cash held, by type of currency were as follows:

	As of
	December 31, 2016	September 30, 2016
Euro	$19,178	$136,835
Australian Dollar	330	7,247
Indian Rupee	-	181,752
United States Dollar	2,718,439	1,672,087
Total	$2,737,947	$1,997,921

5. Acquisition

On December 13, 2016, the Company acquired a 40.02% economic interest in a Denmark-based company named Lani Pixels A/S (“Lani Pixels”) for total consideration of $10.2 million. reduced by approximately $5,1 million for the value of our treasury shares issued. Lani Pixels is an animation production company focused on feature length films and digital marketing content. Lani Pixels is based in Billund, Denmark and it has offices in Denmark and Dubai, U.A.E. The Company owns 40.02% of the common shares and controls 50.02% of the voting rights of Lani Pixels. Lani Pixels is a Variable Interest Entity (“VIE”) based on its governance structure and we consolidate Lani Pixels in our consolidated financial statements since we have the power to direct activities that most significantly impacts its economic performance. We have a voting rights agreement with a 10% shareholder granting us the irrevocable right to vote their shares in our favor. Additionally, the Company holds a majority of the seats on the Board of Directors of Lani Pixels (3 out of 5 board seats). There are no liquidity arrangements, guarantees or other financial commitments between the Company and Lani Pixels (except as disclosed in Note 13, Commitments and Contingencies), and therefore, our maximum risk of financial loss is our 40.02 % interest and $2.5 million in debt, consisting of a $500,000 note payable and $2.0 million debenture. Beyond its primary focus on feature length animated films, Lani Pixels plans to use its capabilities to produce animated training materials for the DubLi Network and digital marketing content for DubLi.com in the future.

The transaction consisted of three parts:

(1) The Company entered into a Share Exchange Agreement with Lani Pixels pursuant to which Lani Pixels issued and transferred to the Company, all rights, title, and interest in and to shares of Lani Pixels’ common stock representing an aggregate of 20% of the issued and outstanding common stock of Lani Pixels on a fully diluted basis in exchange for the issuance of one million two hundred eighty-five thousand seven hundred fourteen (1,285,714) shares of the Company’s common stock (“Common Stock”), valued at $4.00 per share.

(2) The Company entered into a Share Exchange Agreement with Kim Pagel (“Pagel”), pursuant to which Pagel transferred to the Company, all rights, title, and interest in and to shares of Lani Pixels’ common stock that represents an aggregate of 20% of the issued and outstanding common stock of Lani Pixels on a fully diluted basis for one million one hundred forty-two thousand eight hundred fifty-seven (1,142,857) shares of the Company’s common stock (“Common Stock”), valued at $4.00 per share, and an additional cash amount of $500,000.

(3) The Company entered into a Share Purchase Agreement with Paseco ApS (“Paseco”), pursuant to which Paseco sold to Ominto 1,000 shares or .02% of the issued and outstanding common stock of Lani Pixels for $4,000 (“Purchase Price”). The promissory note matured on February 28, 2017 and was paid on July 24, 2017.

The financial position, results of operations and cash flows of the Lani Pixels acquisition have been included in our consolidated financial statements since December 13, 2016.

Revenue	$11,000
Net Loss including noncontrolling interest	$192,042

The following reconciles the aggregate purchase price for the Lani Pixels acquisition to the cash paid for the acquisition, net of cash required:

Purchase price	$5,075,428
Less: cash acquired	(1,183,401)
Purchase price, net of cash acquired	3,892,027
Less: common stock issued	4,571,428
Less: promissory note issued	4,000
Net cash inflow	$683,401

The fair value of the common stock issued as part of the consideration paid for Lani Pixels was determined on the basis of the closing market price of the common stock on the acquisition date.

Lani Pixels is a Variable Interest Entity (“VIE”) based on the governance structure. Therefore, we have consolidated Lani Pixels in our consolidated financial statements because we have the power to direct activities that most significantly impact Lani Pixels’ economic performance. We also have a voting rights agreement with a 10% shareholder that granted us the irrevocable right to vote those shares in our favor. Additionally, Ominto and Lani Pixels signed an amendment to the Share Exchange Agreement, whereby Lani Pixels acknowledges and agrees to ensure Ominto receives a minimum of three (3) seats on the Board of Directors of Lani Pixels, which shall at all times represent a majority of the Board of Directors. Our maximum risk of financial loss is our 40.02% interest and any loans in the form of debentures and promissory notes that we have provided to Lani Pixels from time to time which are described in Note 5, Acquisitions and Note 10, Debt.

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

Assets acquired and liabilities assumed:

Cash and cash equivalents	$1,183,401
Accounts receivable	211,606
Other receivables and prepaid expenses	137,039
Property and equipment	235,143
Identifiable intangible assets	-
Goodwill	19,559,400
Film costs	3,117,524
Accounts payable	(216,760)
Note payable, other payables and accrued liabilities	(361,115)
Due to related parties	(3,676,487)
Long term liabilities	(1,857,834)
Noncontrolling interest upon acquisition of business	(13,256,489)

Purchase price	$5,075,428

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

Combined proforma information related to revenues and results of operations as if the business combination occurred on October 1, 2015 are approximately as follows:

	For the three months ended December 31,
	2016	2015
Revenue	$5,895,000	$5,506,000
Net loss including noncontrolling Interest	$(2,478,000)	$(2,090,000)

6. Investment in Unconsolidated Company

On December 13, 2016 (“Closing Date”), the Company entered into a Share Exchange Agreement (the “Quant Agreement”) with Quant Systems, Inc. (“Quant”), pursuant to which Quant acquired eight hundred three thousand five hundred seventy-one (803,571) shares (the “Ominto Shares”) of the Company’s common stock (“Common Stock”), valued at $4.00 per share and in exchange, Quant issued and transferred to the Company, all rights, title, and interest in and to shares of Quant’s common stock that represents an aggregate of 18.75% of the issued and outstanding common stock of Quant on a fully diluted basis.

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

The Company has paid approximately $600,000 to Quant against their invoices for advisory and IT solutions services during the three months ended December 31, 2016 (see Note 9, Related Party Transactions). These costs were expensed and included in selling, general and administrative expenses in the accompanying statement of operations for the three months ended December 31, 2016.

7. Deferred Costs

Deferred costs represent commission costs which are directly related to: (i) unearned subscription fees which are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled. Deferred costs expensed are included in cost of revenues.

8. Property and Equipment

Property and equipment comprised the following:

	As of
	December 31, 2016	September 30, 2016
Land:
Held for sales incentives	$874,748	$874,748

Computers and equipment	906,558	347,765

Software development	1,193,385	1,193,386
Furniture and fixtures	170,244	176,295
	2,270,187	1,717,446

Accumulated depreciation	(980,808)	(549,878)
	1,289,379	1,167,568

Total	$2,164,127	$2,042,316

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

9. Related Party Transactions

As of December 31, 2016, the company owed $2,128,322 to related parties.

As mentioned in Note 5 Acquisitions, and Note 10, Debt, the Company loaned its VIE, Lani Pixels $500,000 on or about November 1, 2016 prior to the acquisition and Lani Pixels issued a promissory note in the amount of $500,000 to the Company. The Note originally matured on October 31, 2017 and has been extended to October 31, 2018, the note accrues interest at a rate of 3% per annum.  The Company also purchased a senior secured debenture (the “Debenture”) from Lani Pixels in the amount of $2.0 million in or about November 2016. These amounts are eliminated in consolidation.

Our CEO’s and COO’s compensation are paid to Best Invest Commercial Brokers Ltd, a UAE corporation (“Best Invest”) that is owned and controlled by our CEO and COO. During the three months ended December 31, 2016, the Company incurred expenses of $210,790 and made payments totaling to $163,795. As of December 31, 2016, the Company had a net payable balance of $5,065 with Best Invest comprising of payroll related expenses. During the three months ended December 31, 2015, the Company incurred payroll related expenses of $80,000 and made payments totaling to $60,000. As of September 30, 2016, the Company had a net receivable balance of $42,000 with Best Invest.

Best Invest has provided advances to our VIE, Lani Pixels. These advances are uncollateralized, non-interest bearing and due on demand. As of December 31, 2016, $1,176,487 of these advances remain outstanding.

Quant Systems, Inc. (“Quant”), provides programming support and maintenance to the Company. The Company acquired 18.75% in the capital of Quant on December 13, 2016 (see also Note 6, Investment in unconsolidated company.) and as such is considered a related party. During the three months ended December 31, 2016, the Company incurred expenses of $ 806,816 and made payments totaling to $600,000. As of December 31, the Company had net payable balances of $281,178 and $74,362 for December 31, 2016 and September 30, 2016 respectively with Quant comprising programming expenses. The Company did not incur any programming expenses or make any payments to Quant during the three months ended December 31, 2015.

COC, GmbH, provides administrative support to the Company in Berlin, Germany, shares common ownership with Ominto, and is reimbursed for salaries, rent and other establishment expenses. COC has focused almost exclusively on work for Ominto providing outsource services for Ominto. During the three months ended December 31, 2016, the Company incurred expenses of $515,859 and made payments totaling to $491,001. As of December 31, 2016, the Company had a net payable balance of $339,480 with COC comprising of administrative expenses. During the three months ended December 31, 2015, the Company incurred administrative expenses of $276,728 and made payments totaling to $235,281. As of September 30, 2016, the Company had a net payable balance of $336,703 with COC comprising of administrative expenses.

Agaani, UAE, provides administrative support to the Company in Dubai, UAE, and gets reimbursed for salaries, rent and other establishment expenses. Agaani shares common ownership with Ominto and is thusly considered a related party. Agaani has focused almost exclusively on work for Ominto providing outsource service for Ominto. Agaani, UAE, provides administrative support to the Company in Dubai, UAE, and is reimbursed for salaries, rent and other establishment expenses. During the three months ended December 31, 2016, the Company incurred expenses of $555,996 and made payments totaling to $340,518. As of December 31, 2016, the Company had a net payable balance of $326,112 with Agaani comprising administrative expenses. During the three months ended December 31, 2015, the Company incurred expenses of $204,032 and made payments totaling to $212,538. As of September 30, 2016, the Company had a net payable balance of $64,247 with Agaani comprising of establishment expenses.

As of September 30, 2016, the Company owed $449,952, shown on our balance sheet as Other payables and accrued liabilities, to our CEO for advances, which are non-interest bearing and due on demand These amounts were paid in full during the three months ended December 31, 2016.

As of September 30, 2016, the Company had amounts due of $106,126 for services rendered comprising of accrued compensation due to the Officers of the Company. The amounts due for advances and services rendered are non-interest bearing and have no terms of repayment. These amounts were paid in full during the three months ended December 31, 2016.

10. Debt

During 2016, prior to the Company’s acquisition of Lani Pixels, Lani Pixels authorized up to $12,000,000 of senior secured term bonds. As of December 31, 2016, there were a total of $3,857,834 of debenture bonds outstanding; of this amount Ominto is the holder of a $2,000,000 debenture. The debenture owned by Ominto has been eliminated in the consolidated balance sheet as of December 31, 2016. The net proceeds will be used to finance the production of an animated feature film and pay any fees associated with this offering. The Debenture has a coupon of 5% per annum, payable semi-annually and a running fee that entitles the holder to 3% of the gross revenues from July 1, 2017 to and including December 31, 2025, paid semi-annually on April 12, 2019 for the preceding semi-annual period from July 1 through December 31. The Debenture matures on February 12, 2026 and has a call option under which the principal amount may be redeemed in whole from April 12, 2019 or on any consecutive coupon date thereafter.

Should Lani Pixels default on the debenture bonds, the holders of the debenture bonds (including Ominto) have a first priority lien and security interest in all assets, revenues, shares, accounts and rights, and any future movie productions, including but not limited to first priority pledges over all of Lani Pixels’ direct and indirect equity interests, and all other tangible and intangible personal property. Lani Pixels is not in compliance with the covenant in the Debenture to set up a debt service reserve account. Therefore, the debt is considered in default and callable and this amount is classified as current liabilities in the accompanying balance sheet as of December 31, 2016.

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

13. Commitments and Contingencies

On December 21, 2016, a subsidiary of our VIE, Lani Pixels entered into a transfer agreement to repurchase rights for the Company's feature-length, animated film from Cinemation 1, ApS, a prior provider of financing for the film project.  The rights were repurchased for approximately $922,000 plus transaction costs, with approximately $567,150 paid upon signing and the remaining $493,874 due by March 15, 2017. As a condition of the transfer agreement, Lani Pixels pledged collateral in the form of 1,285,714 shares (“the Shares”) of Ominto common stock which it received in the Share Exchange Agreement dated December 13, 2016 and which is reported as treasury stock in the Company’s unaudited consolidated financial statements at December 31, 2016.  On March 22, 2017, The Company paid the balance of the agreement and the Shares are no longer pledged as collateral.

Employment agreements

The Company has employment agreements with certain officers, which extend to 60 months, and are renewable for successive oneyear terms. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements as of December 31, 2016 are as follows:

December 2017	$600,000
December 2018	600,000
December 2019	600,000
December 2020	600,000
December 2021	600,000
Total	$3,000,000

In addition to the above, the Company has committed separation benefits payable to these officers under certain events described in their employment agreements.

Operating Leases

The Company leases its office premises located in Boca Raton, Florida, Berlin, Germany and Dubai, United Arab Emirates (UAE). The initial term of the Florida lease was for 39 months. During fiscal year 2016, the Company increased its leased space in Florida and extended the lease terms to 63months until October 31, 2021. The term for the Berlin lease was for 12 months ending on December 31, 2017. The Dubai related leases all have terms of 12 months in which the latest ends on February 28, 2018. Future minimum payments for all of these leases as of December 31, 2016 is as follows:

December 2017	$252,231
December 2018	175,631
December 2019	117,108
December 2020	109,169
December 2021	90,974
Total	$745,113

14. Equity

Common Stock

As described in Note 5, Acquisitions and Note 6, Investment in Unconsolidated Company, the Company issued 3.2 million shares of its common stock valued at $4 per share or a total of approximately $12.9 million to acquire 40.02% of Lani Pixels, A/S and 18.75% of Quant Systems, Inc. Our common stock shares issued to our VIE Lani Pixels in connection with our investment in that company, a total of 1,285,714 shares of our common stock, are reported in Treasury shares on our unaudited condensed consolidated balance sheet included in this report. Additionally, those shares are excluded from our calculation of weighted average shares outstanding and loss per share on our unaudited condensed consolidated statement of operations included in this report.

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

In addition, the Company sold 225,000 shares and recorded a subscription receivable in the amount of $900,000 during the quarter ended December 31, 2016. The subscription receivable is due to be paid in February 2017 and has been temporarily reclassified as a reduction to Ominto’s total stockholder’s equity in accordance with GAAP. The terms of payment have been subsequently extended to February 2018.

As of December 31, 2016, a total of approximately 1,266,619 shares were committed for issuance in an unregistered private placement to various foreign investors and reflected as issued on the books of the Company, but stock certificates were not issued due to certain administrative and documentation requirements. Certificates for these shares committed for issuance are expected to be issued during the quarter ended March 31, 2017. These have been subsequently issued except for approximately 16,000 shares that have not been issued due to documentation requirements.

15. Stock-Based Compensation

The following table summarizes information about stock option activity under the 2010 Omnibus Equity Compensation Plan during the three months ended December 31, 2016:

Balance outstanding, September 30, 2016	440,968
Granted	314,500
Exercised	-
Forfeited	(21,358)
Balance outstanding, December 31, 2016	734,110

The Company determines the fair value of stock option awards using the Black-Scholes option pricing model with estimates of option lives, stock price volatility and interest rates, then expensed over the periods of service. Changes in the estimated inputs or using other option valuation methods could result in materially different option values and share-based compensation expense. The Company used an 85% volatility rate (based on a peer group) to value stock options granted during the period.

During the three months ended December 31, 2016, the Company granted 314,500 stock options to various employees, consultants and Directors under the Plan which vest over 36 to 60 months.  The Company granted 280,000 stock options to Mitch Hill, a Director on the Board who also served as Interim CEO during 2016 (see Note 17, Subsequent Events for information about the rescission of a portion of these stock options). Only 100,000 stock options granted to Mitch Hill (net of 180,000 rescinded) are included in the 314,500 stock options granted above.

Options Activity

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	734,110	$4.74	7.92	$251,600
Exercisable as of December 31, 2016	360,757	$5.88	5.27	$46,878

Unamortized stock option compensation expense at December 31, 2016 was approximately $857,360 and is expected to be recognized over a period of 2.63 years.

Restricted Stock Awards

The following table summarizes information about restricted stock award activity under the Plan for the three months ended December 31, 2016:

Balance outstanding, September 30, 2016	155,280
Granted	230,000
Vested	(27,326)
Forfeited	-
Balance outstanding, December 31, 2016	357,954

During the three months ended December 31, 2016, the Company granted 130,000 restricted shares of common stock to various employees under the Plan which vested over 36 to 60 months. In addition, The Company granted 100,000 restricted shares to the CEO, Michael Hansen in connection with his November 2016 employment agreement. The Company’s CEO was entitled to an additional 400,000 restricted shares of common stock upon the attainment of certain performance goals (see Note 17, Subsequent Events for information about the rescission of the additional 400,000 restricted shares).

The Company determines the value of its restricted stock awards on the grant date using the intrinsic value method which is based on the number of shares granted and the quoted price of our common stock on the grant date. As of December 31, 2016, there were 357,954 unvested restricted shares outstanding with a weighted-average grant date value of $5.07. The restricted stock awards vest over the next 2.2 years. The unamortized value of unvested restricted shares is $1.5 million.

Stock-based compensation expense for the three months ended December 31, 2016 and 2015 was $329,227 and $419,317, respectively.

16. Segment Information

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

Information concerning our revenue, gross profit, income from operations, depreciation, capital expenditures, goodwill and total assets by segment are as follows:

	Three Months Ended
	December 31,
	2016	2015
Revenue:	(restated)
E-commerce cashback and network marketing	$5,861,363	$5,432,229
Animated movie production	11,110	-
Total	$5,872,473	$5,432,229

Gross profit:
E-commerce cashback and network marketing	$1,902,621	$1,540,967
Animated movie production	11,110	-
Total	$1,913,731	$1,540,967

Loss from operations:
E-commerce cashback and network marketing	$(2,235,631)	$(2,258,426)
Animated movie production	(147,096)	-
Total	$(2,382,727)	$(2,258,426)

Depreciation:
E-commerce cashback and network marketing	$115,560	$19,299
Animated movie production	(1,977)	-
Total	$113,583	$19,299

Capital expenditures:
E-commerce cashback and network marketing	$2,291	$374,900
Total	$2,291	$374,900

Goodwill:	December 31, 2016	September 30, 2016
E-commerce cashback and network marketing	$-	$-
Animated movie production	19,559,400	-
Total	$19,559,400	$-

Total assets:
E-commerce cashback and network marketing	$31,828,300	$21,684,811
Animated movie production	23,598,357	-
Total	$55,426,657	$21,684,811

Total revenues are also summarized as follows:

	Three Months Ended
	December 31,
	2016	2015
Revenues:	(restated)
Domestic	$28,422	$3,308,478
Foreign	5,844,050	2,047,599
Total	$5,872,472	$5,436,077

Revenue represented from:
Continuing operations	$5,846,417	$5,432,229
Discontinued operations	26,055	3,848
Total	$5,872,472	$5,436,077

17. Subsequent Events

On January 17, 2017, the Board rescinded 400,000 restricted shares that were granted during the current quarter to CEO Michael Hansen and, 180,000 stock options granted during the current quarter to Director Mitch Hill In addition, the Board also rescinded 200,000 restricted shares previously granted to COO Betina Dupont Sorensen in her September 2016 employment agreement (See Note 15, Equity).  These rescissions were completed in order to be compliant with our 2010 Equity Incentive Plan.

The Company extended the due date for a $900,000 loan to Paseco ApS to acquire 225,000 shares of the Company common stock to February 2018 from February 2017 (see Note 15, Equity).

18. Restatement

Ominto, Inc. is restating its unaudited condensed consolidated balance sheet, statement of operations and statement of cash flows and statement of equity (deficit) as of and for the three months ended December 31, 2016. The restatement shows the as previously filed, restatement adjustment and as restated columns.

The primary adjustments to the financial statements are:

In connection with the Company’s acquisition of its VIE, Lani Pixels on December 13, 2016, the Company issued 1,285,714 shares of its common stock valued at $5,142,856 to Lani Pixels as consideration but did not report the shares as Treasury stock with a corresponding decrease to Goodwill that was recorded in the transaction.

Total Goodwill recorded in the acquisition of the Company’s VIE, was not pushed down to Lani Pixels which resulted in a decrease in Accumulated Other Comprehensive Income of $115,225.

A summary of the adjustments to the financial statements is as follows:

	December 31, 2016
	As Originally Reported	As Adjusted	Effect of Change

Goodwill	26,760,426	19,559,401	(7,201,025	)(a)
Accounts payable	2,485,839	1,534,004	(951,835	)(c)
Other payables and accrued liabilities	4,941,885	3,765,398	(1,176,487	)(d)
Amounts due to related parties	-	2,128,322	2,128,322	(e)
Treasury stock, at cost (1,285,714 shares)	-	(5,142,856)	(5,142,856	)(b)
Noncontrolling interests	15,199,434	13,141,264	(2,058,170	)(f)

(a)	Decrease Goodwill $7,201,025 related to treasury stock treatment of our common stock held by VIE Lani Pixels and foreign currency translation adjustment
(b)	Decrease Treasury stock $5,142,856 equal to the value of our common stock held by our VIE Lani Pixels
(c)	Decrease Accounts payable $951,835 related to reclassification of related party debt
(d)	Decrease Other payables and accrued liabilities $1,176,487 related to reclassification of related party debt
(e)	Increase Amounts due to related parties $2,128,322 related to reclassification of related party debt
(f)	Decrease Noncontrolling interests $2,058,170 related to adjusted fair value assumptions

In addition, the Company has reclassified certain accounts payable and other liabilities totaling to $2,128,322 to dues to related parties.

	Three Months Ended December 31, 2016
	As Originally Reported	As Adjusted	Effect of Change
NET LOSS PER SHARE - Basic and diluted
Loss from continuing operations	$(0.16)	$(0.16)	$-
Loss from discontinued operations	$-	$-	$-
Net loss attributable to Ominto, Inc.	$(0.17)	$(0.17)	$-

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	14,528,550	14,276,997	(251,553	)(a)

The previously reported purchase price of $10,281,284 underwent a change and the adjusted purchase price is $5,075,428 representing a decrease of $5,142,856 due to treasury stock mentioned above. The net cash inflow arising out of the said purchase also underwent a change from $25,251 as previously reported to $683,401 representing an increase of $658,150.

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

We offer a free membership and a paid VIP membership to shoppers that enable them to earn Cash Back from all the purchases that they make through our online shopping website. The VIP membership allows our customers to earn a higher percentage of Cash Back on their purchases as well as other exclusive benefits. We charge an annual subscription fee for the VIP membership. Our BAs may purchase membership subscription products in the form of membership packages for DubLi.com’s customers and qualifying vouchers or membership packages for other BAs.

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

We plan to continue to develop Ominto’s capabilities as a marketing services company and we view Lani Pixels as a strategic content partner in this effort. Lani Pixels has bandwidth to assist Ominto through the development of animated, short training videos for the DubLi Network.  Lani Pixels can also produce marketing videos and other creative content for DubLi’s Cash Back shopping platform.

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

Results of Operations

Three (3) Months Ended December 31, 2016 Compared to Three (3) Months Ended December 31, 2015

Consolidated Results

Net loss attributable to Ominto increased approximately $281,000 from approximately $2.0 million during the three months ended December 31, 2015 to approximately $2.4 million during the three months ended December 31, 2016. Although total revenues increased approximately $440,000, selling, general and administrative expenses increased approximately $500,000, cost of revenues increased approximately $67,000 and other income (expense) net decreased approximately $294,000.

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

Selling, general and administrative	For the three months ended December 31,
(All amounts in $ thousands)	2016	2015	Change

Advertising and marketing costs	$205	$20	$185
Depreciation and amortization	114	19	95
Outside service fees	1,736	975	761
Payroll costs	1,210	2,287	(1,077)
Rent and office expenses	878	143	735
Banking and processing fees	775	202	573
Foreign exchange	(803)	(35)	(768)
Travel expenses and others	181	188	(7)
Total	$4,296	$3,799	$497

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

For the three months ended December 31 we recognized a foreign exchange gain on transactions is included in our selling, general, and administrative expenses of approximately $800,000 and $35,000 in 2016 and 2015 respectively.

Noncontrolling interest of $115,225 represents 59.98% of the net loss of Lani Pixels for the three months ended December 31, 2016.

Net loss attributable to Ominto amounted to approximately $2.3 million and $2.0 million in the three months ended December 31, 2016 and 2015, respectively, consisting of the changes described above.

Segment reporting

We have two reportable segments: (i) E-Commerce cashback and network marketing which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs; and (ii) Animated movie production revenue. For additional information and analysis of our segments, refer to Note 16, Segment Reporting in the Notes to Financial Statements.

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

During the three months ended December 31, 2016, we recognized a gain on translation of approximately $561,000 as compared to $199,000 for the three months ended December 31, 2015.

Liquidity and Capital Resources

Liquidity

During the three months ended December 31, 2016, we incurred a loss from continuing operations including noncontrolling interest of $2.4 million. We have an accumulated deficit for the period from our inception through December 31, 2016 of approximately $61.9 million.

Our stockholders’ deficit of approximately $7.5 million at September 30, 2016 improved to stockholder’s equity of approximately $1.5 million at December 31, 2016 as a result of our private placement sale of common stock totaling approximately $2.1 million and our financing of the acquisition of 40.02% interest in Lani Pixels and our investment in 18.75% of the common stock of Quant Systems, Inc. through issuances of our common stock totaling approximately $12.9 million.

We had a working capital (defined as current assets less current liabilities) deficit of approximately $14.3 million as of December 31, 2016.

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

We used net cash flows from investing activities of approximately $2.5 million during the three months ended December 31, 2016 due to the purchase of a $2.0 million debenture prior to the acquisition of Lani Pixels and $500,000 of loan to Lani Pixels. We used cash flows from investing activities of approximately $375,000 for capital expenditures during the three months ended December 31, 2015.

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

Non-U.S. GAAP Financial Measures

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

Current liabilities include $21.3 million of deferred subscription fee revenue and $4.6 million of deferred advertising revenue which are amortized over a twelve-month period and represent about $2.2 million of revenue per month. Current assets include deferred costs of $13.4 million which are being amortized over a twelve-month period and represent about $1.1 million of expense per month. Excluding deferred costs from current assets and deferred subscription fee revenue and deferred advertising revenue from current liabilities, we had an adjusted working capital deficit of approximately $1,900,000 at December 31, 2016.

Debt

As described in the Note 10, Debt in the Notes to Financial Statements, Lani Pixels owes $1,857,834 of a senior secured term Debenture bond (“Debenture”); the net proceeds of which are being used to finance the production of an animated feature film and to pay any fees associated with this offering. The Debenture has a coupon of 5% per annum, payable semi-annually and a running fee that entitles the holder to 3% of the gross revenues from July 1, 2017 to and including December 31, 2025, paid semi-annually on April 12, 2019 for the preceding semi-annual period from July 1 through December 31. The Debenture matures on February 12, 2026 and has a call option under which the principal amount may be redeemed in whole from April 12, 2019 or on any consecutive coupon date thereafter. Lani Pixels is not in compliance with certain covenants in the Debenture. Therefore, the debt is currently in default and callable and is classified in current liabilities in the accompanying balance sheet at December 31, 2016.

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

Cash in Foreign Subsidiaries

We have significant operations outside the United States. As a result, cash generated by and used in our foreign operations is used only in amounts sufficient to pay general and administrative expenses in the U.S., or to fund certain US operational costs. As of December 31, 2016, we held approximately $11.0 million of unrestricted and approximately $2.5 million of restricted cash in foreign subsidiaries. Certain of the Company’s foreign subsidiaries have cash balances that are denominated in U.S. dollars.

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

In connection with the preparation of this report, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting and noted the following control deficiency that constituted a material weakness:

We did not design and maintain effective controls to ensure that appropriate adjustments associated with non-routine events were identified to mitigate the event of a misstatement.

This material weakness resulted in the restatement of our interim financial statements as of December 31, 2016.

Remediation Plans

To address the identified material weakness discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2016, we have taken the following measures. beginning during the first quarter of our 2017 fiscal year. Management believes that there have been significant improvements in the level of internal control but is aware that there are still unaddressed risks to date. Consistent with the Sarbanes Oxley framework, we are engaged in the process of completing and documenting each of the Company’s key information technology and business processes necessary to improve our internal controls. We have undertaken this assessment and have made an initial determination of our significant processes. We are currently engaged in the next step in this process which is to document these significant processes and design key controls for each process.

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

(2)	We hired a Senior Manager of SEC and Financial Reporting

(3)	We hired a Director of Compliance to evaluate and implement corrective action on our material weaknesses;

(4)	Currently in the process of recruiting a Vice President of Information Technology to oversee and implement proper internal control over IT and our business operating systems.

(5)	Will also continue the reorganization of our finance, accounting and other support staff to improve work flow and enhance internal controls;

In addition, we have improved or are in the process of improving our internal controls as follows:

Control Environment

(a)	Implemented a whistle-blower program and are in the process of implementing other programs to identify and manage fraud risks;

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

In addition, the Company sold 225,000 shares of its common stock and recorded a subscription receivable in the amount of $900,000 during the quarter ended December 31, 2016 that is due within 60 days; the proceeds of which are being used for general operating needs and acquisitions (See Note 17, Subsequent Events regarding extension of the due date.)

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

No.	Description

3.16	Certificate of Amendment to the Articles of Incorporation*

10.1	Indemnification Agreement*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Ominto, Inc.

Date: November 14, 2017	By:	/s/ Michael Hansen
Michael Hansen Chief Executive Officer (Principal Executive Officer)

Ominto, Inc.

Date: November 14, 2017	By:	/s/ Raoul Quijada
Raoul Quijada Chief Financial Officer (Principal Financial and Accounting Officer)

