Form 10-Q/A
period 2017-03-31
Ominto, Inc.
filed 2017-11-17
CIK 1097792

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the issuer’s classes of stock, as of November 14, 2017 is as follows:

Number of shares of Common Stock outstanding: 17,282,352

EXPLANATORY NOTE

Ominto, Inc. (“Ominto,” the “Company,” “we,” “our,” or “us”) is filing this amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q (“the Amendment”) for the period ended March 31, 2017, as originally filed with the Securities and Exchange Commission (“the SEC”) on May 16, 2017 (“Original Filing”), to restate our unaudited condensed consolidated financial statements and related footnote disclosures at March 31, 2017 and for the three and six months ended March 31, 2017. The restatement has arisen in connection with the Company’s acquisition of its VIE, Lani Pixels, on December 13, 2016. The 1,285,714 shares of the Company’s common stock issued as part of the consideration paid in the acquisition of Lani Pixels should have been recorded as treasury stock on the Company’s unaudited condensed consolidated financial statements. Additionally, total goodwill recorded in the acquisition was not pushed down to Lani Pixels. Details and net effect of the restatement can be found in Note 18, Restatement, of our Notes to the unaudited condensed consolidated financial statements included in this report.  In addition, the Company should have recorded and disclosed: (a) its various related party transactions; and (b) its commitments and contingencies. Details of related party transactions and commitments and contingencies can be found in Notes 9, Related Party Transactions and Note 13, Commitments and Contingencies in the Notes to unaudited condensed consolidated financial statements included in this report.

In addition, the Company should have also recorded and disclosed additional cost of revenues totaling $890,000 during the three months ended March 31, 2017 that resulted from several Business Associates earning 218,052 shares of the Company’s common stock in connection with a prior marketing campaign called the “Hot Summer Promotion.” The issuance of shares tied to the promotion was triggered by the approval to list the Company’s shares on the Nasdaq Capital Markets stock exchange (“Nasdaq) on March 6, 2017. In addition to standard commissions, the Company offered an extra 20% commission to participating BAs (payable in shares of Ominto common stock subject to approval of the listing of the Company’s common stock on Nasdaq). The total amount to be expensed as cost of revenues is $1,281,000 recognized ratably over twelve months with related revenue. The Company also will issue approximately 218,052 shares related to this promotion. The Company valued these shares using the closing price of the Company’s common stock on March 6, 2017 (see Note 18, Restatement in the Notes to unaudited condensed consolidated financial statements included in this report).

The Company is also restating the fair value of restricted shares granted and issued to our CEO due to a determination that we had previously utilized an incorrect measurement date in the determination of fair value. Thus, we are now recording a reduction of our selling, general, and administrative expenses of approximately $265,000.

Items Amended in this Form 10-Q/A

This Form 10-Q/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the restatement described above. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

A. Part I, Item 1. Financial Statements and Notes to Financial Statements

B. Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, The Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this amendment (Exhibits 31.1, 31.2 and 32.1) and the Company has provided its revised unaudited condensed consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

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

PART I: FINANCIAL INFORMATION

Ominto, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	September 30, 2016
	(restated)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (amount related to VIE $130,859)	$11,509,309	$9,596,394
Restricted cash	1,720,087	1,997,921
Other receivables and prepaid expenses (amount related to VIE of $693,695)	1,373,683	573,958
Deferred costs	17,781,106	7,431,751
Total current assets	32,384,185	19,600,024

Property and equipment, net (amount related to VIE of $243,450)	2,065,596	2,042,316
Goodwill (amount related to VIE of 19,834,636)	19,834,636	-
Film costs (amount related to VIE of 4,519,238)	4,519,238	-
Investment in unconsolidated company, at cost	3,214,284	-
Other assets	67,102	42,471

TOTAL ASSETS	$62,085,041	$21,684,811

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable (amount related to VIE of $585,215)	$1,272,033	$1,560,001
Amounts payable to Business Associates	5,447,947	5,114,675
Customer deposits	2,510,220	2,829,220
Other payables and accrued liabilities (amount related to VIE of $376,912)	3,961,220	3,129,671
Amounts due to related parties (amount related to VIE of $1,255,014)	2,137,439	539,438
Deferred subscription fee revenue	21,670,004	13,111,338
Deferred advertising revenue	9,180,575	2,897,835
Debt (amount related to VIE of $1,857,834)	1,857,834	-
Liabilities of discontinued operations	-	26,975
Total current liabilities	48,037,272	29,209,153

TOTAL LIABILITIES	48,037,272	29,209,153

Commitments and contingencies

EQUITY (DEFICIT):
Preferred stock, $.01 par value; 25.0 million shares authorized; 185,000 and 185,000 shares issued and outstanding, respectively.	1,850	1,850
Common stock, $.001 par value; 200.0 and 14.0 million shares authorized at March 31, 2017 and September 30, 2016 respectively; approx. 18.3 and 13.4 million shares issued at March 31, 2017 and September 30, 2016 respectively; approx. 17.0 and 13.4 million shares outstanding at March 31, 2017 and September 30, 2016 respectively, approx.	18,259	13,386
Additional paid-in capital	72,509,336	51,120,663
Treasury stock, at cost (1,285,714 shares)	(5,142,856)
Subscription receivable	(970,000)	-
Accumulated other comprehensive income	1,265,976	936,705
Accumulated deficit	(66,653,070)	(59,596,946)
Total Ominto, Inc. stockholders' equity (deficit)	1,029,495	(7,524,342)

Noncontrolling interests	13,018,274	-

Total equity (deficit)	14,047,769	(7,524,342)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$62,085,041	$21,684,811

See accompanying notes to unaudited condensed consolidated financial statements.

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(restated)		(restated)
REVENUE
Business license fees	$2,184,554	$613,424	$3,940,722	$1,403,755
Membership subscription fees and commission income	4,921,246	3,256,975	8,577,840	7,721,950
Advertising and marketing programs	585,919	13,792	957,754	20,269
Other	169,421	112,473	257,296	282,919
Gross Revenue	7,861,140	3,996,664	13,733,612	9,428,893

COST OF REVENUES	5,296,282	3,015,590	9,254,983	6,906,852

Gross profit	2,564,858	981,074	4,478,629	2,522,041

Selling, general and administrative expenses	7,637,745	4,016,390	11,934,242	7,815,783

LOSS FROM OPERATIONS	(5,072,887)	(3,035,316)	(7,455,613)	(5,293,742)

OTHER INCOME (EXPENSE):
Interest (Expense)/Income	(8,530)	16	(51,901)	(298,828)
Change in fair value of derivative liability	-	-	-	549,656
LOSS BEFORE INCOME TAXES	(5,081,417)	(3,035,300)	(7,507,514)	(5,042,914)

Income taxes	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(5,081,417)	(3,035,300)	(7,507,514)	(5,042,914)

(Loss) income from discontinued operations, net of taxes	(230)	28,060	25,825	31,908

Net loss including noncontrolling interest	(5,081,647)	(3,007,240)	(7,481,689)	(5,011,006)
Net loss attributable to noncontrolling interest	310,340	-	425,565	-
NET LOSS ATTRIBUTABLE TO OMINTO, INC.	$(4,771,307)	$(3,007,240)	$(7,056,124)	$(5,011,006)

NET LOSS PER SHARE ATTRIBUTABLE TO OMINTO, INC. - Basic and diluted
Loss from continuing operations	(0.30)	(0.25)	(0.49)	(0.43)
(Loss) Income from discontinued operations	0.00	0.00	0.00	0.00
Total loss attributable to Ominto, Inc.	(0.28)	(0.25)	(0.46)	(0.43)

WEIGHTED AVERAGE SHARES OUTSTANDING Basic and diluted	16,803,394	11,921,187	15,328,157	11,759,438

See accompanying notes to unaudited condensed consolidated financial statements.

 Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
(restated)	(restated)		(restated)
Net loss including noncontrolling interest	$(5,081,647)	$(3,007,240)	$(7,481,689)	$(5,011,006)
Net loss attributable to noncontrolling interest	310,340	-	425,565	-
Net loss attributable to Ominto, Inc.	$(4,771,307)	$(3,007,240)	$(7,056,124)	$(5,011,006)
Other comprehensive income (loss)
Foreign currency translation adjustments	1,005,378	(340,105)	329,271	(142,711)
Comprehensive loss attributable to Ominto, Inc.	$(3,765,929)	$(3,347,345)	$(6,726,853)	$(5,153,717)

See accompanying notes to condensed consolidated financial statements.

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Deficit) (Unaudited) (restated)

Six months ended March 31, 2017

	Preferred stock		Common stock		Additional			Accumulated other		Total Ominto	Non-	Total
	Shares	Par		Par	paid-in	Treasury	Subscription	comprehensive	Accumulated	equity	controlling	equity
	outstanding	value	Shares	value	capital	stock	receivable	income	deficit	(deficit)	Interest	(deficit)
Balance, September 30, 2016	185,000	$1,850	13,386,538	$13,387	$51,120,663	$-	$-	$936,705	$(59,596,946)	$(7,524,341)	$-	$(7,524,341)

Stock based compensation	-	-	260,000	260	1,681,107	-	-	-	-	1,681,367	-	1,681,367
Common stock issuance for services	-	-	113,950	114	440,386	-	-	-	-	440,500	-	440,500
Private placement	-	-	523,161	522	2,091,756		-	-	-	2,092,278	-	2,092,278
Private placement to Michael Hansen	-	-	300,000	300	2,069,700	-	(70,000)	-	-	2,000,000	-	2,000,000
Common stock issued for Investment in unconsolidated company	-	-	803,571	804	3,213,480	-	-	-	-	3,214,284	-	3,214,284
Acquisition of subsidiary with non-controlling interests	-	-	2,428,571	2,429	9,711,855	(5,142,856)	-	-	-	4,571,428	13,256,489	17,827,917
Issuances of common stock for promotions	-	-	218,052	218	1,280,614	-	-	-	-	1,280,832	-	1,280,832
Subscribed common stock sold	-	-	225,000	225	899,775	-	(900,000)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	329,271	-	329,271	187,350	516,621
Net loss	-	-	-	-	-		-	-	(7,056,124)	(7,056,124)	(425,565)	(7,481,689)

Balance, March 31, 2017 As restated	185,000	$1,850	18,258,843	$18,259	$72,509,336	$(5,142,856)	$(970,000)	$1,265,976	$(66,653,070)	$1,029,495	$13,018,274	$14,047,769

See accompanying notes to condensed consolidated financial statements.

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended March 31,
	2017	2016
	Restated

CASH FLOW FROM OPERATING ACTIVITIES:
Loss from continuing operations including noncontrolling interest	$(7,507,514)	$(5,042,914)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	253,617	33,191
Write-off of uncollectible accounts	103,357	-
Stock issued for services	440,500	-
Stock-based compensation	1,681,367	690,707
Stock issued to Business Associates	1,280,832	-
Change in fair value of derivative liability		(549,656)
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	183,365	(436,994)
Other receivables and prepaid expenses	(432,181)	(1,033,543)
Deferred costs	(10,749,413)	1,960,180
Other assets	(7,259)	-
Accounts Payable	(964,206)	412,492
Amounts payable to Business Associates	588,612	195,276
Customer deposits	(178,450)	517,630
Other payables and accrued liabilities	(671,638)	1,376,871
Amounts due to related parties	1,598,001	(191,857)
Deferred subscription fee revenue	9,235,829	(2,381,445)
Deferred advertising revenue	6,467,008	183,673

NET CASH FLOWS PROVIDED BY/(USED IN) CONTINUING OPERATIONS	1,321,827	(4,266,389)

Income (loss) from assets and liabilities of discontinued operations	25,825	31,908
Net change in assets and liabilities of discontinued operations	(25,814)	(5,301)
Net cash flows from discontinued operations	11	26,607

NET CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES	1,321,838	(4,239,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in debenture to VIE prior to acquisition	(2,000,000)	-
Issuance of note receivable to VIE prior to acquisition	(500,000)	-
Acquisition of business, net of cash acquired	683,401	-
Acquisition of movie rights and related expenses- included in film costs	(1,152,024)
Purchases of equipment and software	(42,836)	(505,630)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:	(3,011,459)	(505,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,092,279	362,260
Proceeds from stock sold to CEO	2,000,000
Advances from related parties	78,527	-
Proceeds from exercise of warrant	-	250,000
Proceeds from convertible loan	-	1,400,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,170,806	2,012,260

Effect of exchange rate changes	(568,270)	155,854

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,912,915	(2,577,298)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,596,394	3,531,124
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,509,309	$953,826

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Conversion of convertible notes to common stock	$-	$5,000,000
Reclass of derivative liability of warrants to stockholders' equity	$-	$165,919
Stock issued in lieu of salaries, bonuses and fees	$-	$227,527
Common stock issued for acquisition	$9,714,284	$-
Common stock issued for investment in unconsolidated company	$3,214,284	$-
Subscription receivable	$970,000	$-
Treasury stock - owned by VIE	$(5,142,856)	$-

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

In December 2016, the Company also acquired a noncontrolling interest in Quant Systems, Inc. (“Quant”), an information technology service company in Irving, Texas. The Company owns 18.75% of the common shares of Quant and does not exercise control over the operations of Quant (see Note 6, Investment in Unconsolidated Company in the notes to condensed consolidated financial statements).

Mr. Michael Hansen, the Chief Executive Officer and a Director of the Company, has a direct ownership of approximately 3.3 million  shares of our common stock and 185,000 shares (100%) of our issued and outstanding super voting preferred stock as of March 31, 2017. Each share of our super voting preferred votes as 40 shares of common stock. As a result, Mr. Hansen has the power to cast approximately 44% of the votes, that could be cast by our stockholders (net of treasury shares owned by our VIE Lani Pixels) as of March 31, 2017. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution or merger of the Company, sale of all the Company’s assets or changing the size and composition of the board of directors. However, Mr. Hansen’s 185,000 shares of super voting preferred stock will convert to 185,000 shares of common stock in August 2017, which will reduce his voting control. Betina Dupont Sorensen, the Company’s Chief Operating Officer, has a direct ownership of approximately 208,000 shares of our common stock or approximately 1% of the votes that could be cast by our stockholders (net of treasury shares owned by our VIE Lani Pixels) as of March 31, 2017. Ms. Sorensen and our CEO Mr. Hansen share a household.

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

Liquidity and Capital Resources

As of March 31, 2017, total assets from continuing operations were approximately $62,085,000 consisting of approximately $32,384,000 of current assets including accounts receivable and prepaid expenses of approximately $1,374,000, cash and cash equivalents of $11,509,000, restricted cash of $1,720,000, and deferred costs of $17,781,000. Our non-current assets included Property plant and equipment of approximately $2,066,000, Goodwill of $19,834,636, $4,519,000 of film costs related to our VIE Lani Pixels, $3,214,000 of investments in an unconsolidated company, and $67,000 of other assets.

Total liabilities associated with our continuing operations for the quarter ended March 31, 2017 are all current liabilities and totaled approximately $48,037,000 including $1,858,000 of debenture bonds owed by our VIE, Lani Pixels (“VIE Bonds”). Our current liabilities as of March 31, 2017 were also comprised of $21,670,000 of deferred subscription fees, $9,181,000 of deferred advertising revenue, $3,961,000 of other payables and accrued liabilities, $2,510,000 of customer deposits, $5,447,000 payable to Business Associates, $2,137,000 of amounts due to related parties, and $1,272,000 of accounts payable. Our VIE Bonds have a coupon rate of 5% and mature in 2026 but have been classified as current liabilities due to Lani Pixels’ not being in compliance with the Debenture covenants (See Note 10, Debt).

The Company’s Board of Directors and Executive Management reasonably believes that the Company will continue to exist to carry out all objectives, commitments, and stated goals for the next 12 months from the date of this report  as profitability and positive cash flows from operations continue to improve. There is no significant information available to the contrary, as the Company is currently able to meet all current and immediate obligations without substantial asset sales or restructuring. Also, with the introduction of the new operations platform and business model and the arrival of new Executive Management members, Management believes that the financial and business trends will continue to be positive for the foreseeable future. Furthermore, there are no denial of trade credit from suppliers, and no known adverse legal proceedings that could materially affect the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying interim condensed consolidated financial statements are unaudited. These unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) that, in the opinion of management, are necessary to fairly present the Company’s financial position, results of operations and cash flows as of and for the periods presented. The results of operations for these interim periods are not necessarily indicative of the operating results for future periods, including the fiscal year ending September 30, 2017.

These unaudited condensed  consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these unaudited condensed consolidated financial statements pursuant to SEC rules and regulations, although we believe that the disclosures made herein are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

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

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements (“ASU 2016-19”), which clarifies, corrects and amends various FASB Codification Subtopics. ASU 2016-19 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 and shall be applied prospectively. Early application is permitted. It clarifies that internal use software licenses purchased from third parties shall be recorded as an Intangible asset along with recording any related liabilities. It makes clarifications regarding Equity Based Payments to Non-Employees and Stock Compensation. The Company plans to adopt this ASU effective at the beginning of its next fiscal year on October 1, 2017, and the Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

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

Foreign Currency

Financial statements of foreign subsidiaries in India, Cyprus, Germany, Denmark, United Arab Emirates, and British Virgin Islands operating in other than highly inflationary economies are translated at period-end exchange rates for assets and liabilities and average exchange rates during the period for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive income or loss. Financial statements of subsidiaries operating in highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in current earnings. Gains or losses resulting from foreign currency transactions are recorded in operating expense. We have no subsidiaries operating in highly inflationary economies. The approximate impact of our foreign currency exchanges on transactions recognized during the three and six months ended March 31, 2017 was a loss of $206,000 and a gain of $596,000 respectively. For the three and six months ended March 31, 2016 the approximate impacts were a gain of $19,000 and a loss of $16,000 respectively, all of which was included in our unaudited consolidated condensed statement of operations as selling general and administrative expenses.

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

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three (3) months or less at the date of transaction to be cash equivalents. We maintain our cash in bank deposit accounts in the United States, Cyprus, Germany, India and United Arab Emirates, which at times may exceed the federally insured limits in those countries. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

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

Allowance for Doubtful Accounts

Receivables are uncollateralized obligations due under normal trade terms, typically requiring payment within 30 days from invoice date. Receivables are stated at the contractual amount billed, net of an allowance for doubtful accounts, if any. Accounts dated over 90 days old are considered past due. We estimate the allowance based on an analysis of specific accounts, taking into consideration the age of past due accounts and an assessment of the debtors’ ability to pay and any applicable allowance is included as an offset to accounts receivable. During the six and three months ended March 31, 2017, there was no allowance for doubtful accounts. Interest income is not recognized on past due accounts. Accounts receivable are included in Other Receivables and Prepaid Expenses on the accompanying unaudited condensed consolidated balance sheet.

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

Investments in unconsolidated company

The Company uses the cost method of accounting for investments in companies in which it has a 20% or less ownership interest and does not have the ability to exercise significant influence. Such investments are presented as investments in unconsolidated entities on the Company’s unaudited condensed consolidated  balance sheets (refer to Note 6, Investments in Unconsolidated Companies for further information of such investments). Dividends received from distributions of net accumulated earnings are recognized as income. Dividends received in excess of net accumulated earnings will reduce the cost of our investment. We will record impairment of investments when we determine that there has been an other-than-temporary decline in the entity’s estimated fair value compared to its carrying value.

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

Once a film is released, capitalized film production costs are amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the individual-film-forecast-computation method as defined in FASB’s Accounting Standards Codification 926-605-25. The amount of film costs that are amortized each quarter depends on how much future revenue is expected to be received from each film. The Company makes certain estimates and judgments of future gross revenues to be received for each film based on historical results and management’s knowledge of the industry. Estimates of anticipated total gross revenues are reviewed periodically and may be revised if necessary. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis to assess whether there are any indicators of impairment. If estimated remaining gross revenues are not sufficient or are indicative of a potential impairment, the unamortized film production costs will be written down to fair value. There have been minimal  film revenues to dates and therefore no amortization has occurred.

Property and Equipment, net

Property and equipment are recorded at cost and shown net of accumulated depreciation in the accompanying unaudited condensed consolidated balance  sheet. Computers and equipment, computer software, furniture and fixtures are depreciated over its useful life of five (5) years. Leasehold improvements included in furniture and fixtures are amortized on a straight-line basis over the term of the lease. Land is not amortized. The cost of maintenance and repairs of equipment is charged to expense when incurred. When we sell, dispose of or retire property and equipment, the related gains or losses are included in operating results.

Internal-use Software and Website Development

Costs incurred to develop software for internal use are capitalized and internal-use software costs are divided into the research phase and the development phase. All research phase costs are expensed. The following development phase costs should be capitalized: External direct costs of material and services consumed in developing or obtaining internal-use software, payroll and related costs for employees who devote time to and are directly associated with the project, Interest costs incurred while developing internal-use software, costs of enhancements or upgrades of the system. These costs are amortized over the estimated useful life of the software. Costs related to design or maintenance of internal-use software and website development are expensed as incurred.

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

Our revenue recognition policies for each of our products and services are as follows:

E-commerce and memberships

●

Business license fees – Business Associates (BAs pay an initial business license fee which is renewed annually and Partner Program participants (excluding not-for-profit organizations) pay a setup fee for the marketing and training services provided by us which enables them to begin their sales of DubLi.com’s products and services. The business license fee or partner setup fee is recognized as revenue ratably over twelve (12) months.

Membership subscription fees - (i) Our Business Associates may purchase our membership subscription products for resale in the form of a VIP membership for themselves or for resale to DubLi.com’s customers as described under item (ii) below. These membership subscription products expire in twelve (12) months. Revenue is recognized ratably over the subscription period when any membership subscription product is redeemed or immediately upon expiry; and (ii) DubLi.com customers who purchase a VIP membership package pay on an annual basis which is recognized ratably over the subscription period.

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

●	Commission income – We receive varying percentages in commission income earned from merchants participating on our online shopping platform. These commissions are calculated based upon the agreed rates with the participating merchants on all customer transactions processed through our online shopping website and are recognized on an accrual basis based upon data obtained from the merchant. A percentage of the commission income is payable in the form of Cash Back to the customer for purchase transactions. This Cash Back amount due the customer is accrued as a deduction from commission income at the time the commission income is recognized. Commissions receivable from merchants are included in other receivables and prepaid expenses.

●	Advertising and marketing – The Company offers advertising programs which are sold to BAs and/or Partners in advance of several advertising campaigns to generate new DubLi.com shopping customers for our BAs and/or Partners. Revenues for the respective advertising and marketing programs are recognized in accordance with the terms and obligations under the programs.

●	Film production revenue - Lani Pixels recognizes film revenue from the distribution of its animated feature films and related products when earned and reasonably estimable in accordance with FASB Accounting Standards Codification 926-605-25. The following conditions are met in order to recognize revenue:

●	persuasive evidence of a sale or licensing arrangement with a customer exists;

●	the film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

●	the license period of the arrangement has begun and the customer can begin its marketing, exhibition or sale;

●	the arrangement fee is fixed or determinable; and

●	collection of the arrangement fee is reasonably assured.

If one of more of the preceding conditions are not met, Lani Pixels defers recognizing revenue until all of the conditions are met.

Lani Pixels recognizes revenue from its films net of distribution fees, reserves for returns, and marketing and distribution expenses. To date, minimal film revenue has been earned.

Deferred Subscription Fee Revenue

Deferred subscription fee revenue relates to unearned revenue associated with VIP memberships and business license fees. We sell memberships and payments are received in advance of customers using the memberships. We sell business licenses which are renewed annually. We amortize deferred subscription fee revenue relating to memberships and deferred business license fees over the period of the subscription, which is usually twelve months.

Deferred Advertising Revenue

Deferred advertising revenue relates to unearned revenues associated with advertising and marketing fees collected in advance from BAs that are amortized as customers are allocated to the BAs in accordance with the terms and obligations under the programs.

Deferred Business License Revenue

Deferred Business License Revenue relates to unearned revenue associated with business license fees collected in advance from BAs and setup fees collected in advance from Partners that are recognized ratably over twelve months. We report deferred business license revenue as deferred revenue subscription on our unaudited condensed  consolidated balance sheet.

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

Lani Pixels’ currently has no costs of revenues related to our film production and animation segment are currently minimal. In the future, these costs will primarily include the amortization of capitalized costs, participation and residual costs and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. The amortization of capitalized costs is based on the amount of revenues earned from all markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with advertising expenses, stock compensation, staff payroll costs, outside services, bank transaction fees, and other general administrative costs and are recorded when incurred.

Noncontrolling Interests

A noncontrolling interest represents the other equity holder’s interest in an entity that the Company consolidates. Noncontrolling interests are classified as a separate component of equity in the Company’s unaudited condensed consolidated balance sheets and statements of equity (deficit). Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are reflected separately from the consolidated net income (loss) and comprehensive income (loss) in the unaudited condensed consolidated  statements of operations and statements of equity. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests.

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

In the event of a distribution of the earnings of certain international subsidiaries, we would be subject to withholding taxes payable on those distributions to the relevant foreign taxing authorities. Since we currently intend to reinvest undistributed earnings of these international subsidiaries indefinitely, we have made no provision for income taxes that might be payable upon the remittance or repatriation of these earnings. We have also not determined the amount of tax liability associated with an unplanned distribution of these permanently reinvested earnings. If in the future we consider that there is a reasonable likelihood of the distribution of the earnings of these international subsidiaries (for example, if we intend to use those distributions to meet our liquidity needs), we will be required to make a provision for the estimated resulting tax liability, which will be subject to the evaluations and judgments of uncertainties described above.

We conduct business globally and, as a result, one or more of our subsidiaries file income tax returns in U.S. federal and state, and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities in the countries in which each respective subsidiary operates. We may be subjected to tax reviews in taxing jurisdictions where we operate. We do not currently anticipate that any such reviews would have a material adverse impact on our unaudited condensed consolidated  financial statements.

Earnings (Loss) per Share

We compute basic earnings (loss) per share by dividing the income (loss) attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The potential impact of all common stock equivalents was excluded from the number of shares outstanding used for purposes of computing net loss per share as the impact of such equivalents was anti-dilutive due to the loss from continuing operations. See Note 3, Earnings (Loss) per Share.

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

Segment Policy

We derive our revenues from our e-commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs and a Film production and Animation segment, as described in Note 15, Segment Information in the notes to the unaudited condensed  consolidated financial statements.

3. Earnings/Loss Per Share

Basic earnings or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income or loss available to common shareholders by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares as determined using income from continuing operations, including the potential issuance of common shares upon the exercise, conversion or vesting of outstanding stock options and unvested restricted shares, as calculated under the treasury stock method, as well as shares associated with the Company’s convertible debt securities, which were converted during fiscal year 2016. Furthermore, we adjust our weighted average number of common shares outstanding by eliminating all shares of our common stock held by our VIE, Lani Pixels, in effect counting those shares as treasury shares fully excluded from the calculation of weighted average shares outstanding. When the Company reports a net loss, rather than net income, from continuing operations, the computation of diluted loss per share excludes dilutive common stock equivalents as their effect would be anti-dilutive. Therefore, weighted average dilutive common shares would be excluded from the calculation. The Company reported a net loss from continuing operations for the three and six months ended March 31, 2017 and 2016 and had no dilutive common stock equivalents at March 31, 2017 and 2016 that affected diluted net loss per share for the related periods.

For the three and six months ended March 31, 2017, there were 1.2 million and 1.8 million potentially dilutive securities respectively, representing outstanding stock options and other compensation arrangements (such as restricted share awards and warrants). For the three and six months ended March 31, 2016, potential dilutive securities, which consisted of outstanding stock options, unvested restricted stock, and preferred stock not included in dilutive weighted average shares were approximately 1.2 million and 1.8 million common stock equivalents for the three months ended March 31, 2017 and 2016, respectively and 1.2 million and 1.8 million for the six months ended March 31, 2017 and 2016, respectively.

4. Restricted Cash

Restricted cash represents chargeback reserves held by the Company’s credit card processor for potential chargebacks. Amounts of restricted cash held, by type of currency were as follows:

	As of
	March 31, 2017	September 30, 2016
Euro	$19,993	$136,835
Australian Dollar	2,352	7,247
Indian Rupee	-	181,752
United States Dollar	1,697,742	1,672,087
Total	$1,720,087	$1,997,921

5. Acquisition

On December 13, 2016, the Company acquired a 40.02% economic interest in a Denmark-based company named Lani Pixels A/S (“Lani Pixels”) for total consideration of $10.2 million, reduced by approximately $5.1 million for the value of our treasury shares issued. Lani Pixels is an animation production company focused on feature length films and digital marketing content. Lani Pixels is based in Billund, Denmark and it has offices in Denmark and Dubai, U.A.E. The Company owns 40.02% of the common shares and controls 50.02% of the voting rights of Lani Pixels. Lani Pixels is a Variable Interest Entity (“VIE”) based on its governance structure, and we consolidate Lani Pixels in our unaudited condensed consolidated financial statements since we have the power to direct activities that most significantly impacts its economic performance. We have a voting rights agreement with a 10% shareholder granting us the irrevocable right to vote their shares in our favor. Additionally, the Company holds a majority of the seats on the Board of Directors of Lani Pixels (3 out of 5 board seats). There are no liquidity arrangements, guarantees or other financial commitments between the Company and Lani Pixels (except as disclosed in Note 13, Commitments and Contingencies), and therefore, our maximum risk of financial loss is our 40.02 % interest and $2.5 million in debt, consisting of a $500,000 note payable and $2.0 million debenture. Beyond its primary focus on feature length animated films, Lani Pixels plans to use its capabilities to produce animated training materials for the DubLi Network and digital marketing content for DubLi.com in the future and sales purposes as well as for product and sales training. Thus, on a going forward basis Ominto intends to work with Lani Pixels as its strategic content partner.

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

(3) The Company entered into a Share Purchase Agreement with Paseco ApS (“Paseco”), pursuant to which Paseco sold to Ominto 1,000 shares or .02% of the issued and outstanding common stock of Lani Pixels for $4,000.  The promissory note matured on February 28, 2017 and was paid on July 24, 2017.

The financial position, results of operations and cash flows of the Lani Pixels acquisition have been included in our unaudited condensed consolidated financial statements since December 13, 2016, the results below were included in our consolidated accounts since acquisition for the six months ended March 31, 2017.

Revenue $104,140

Net Loss including noncontrolling interest $709,512

The following reconciles the aggregate purchase price for the Lani Pixels acquisition to the cash paid for the acquisition, net of cash required:

Purchase price	$5,075,428
Less: cash acquired	(1,183,401)
Purchase price, net of cash acquired	3,892,027
Less: common stock issued	4,571,428
Less: promissory note issued	4,000
Net cash inflow	$683,401

The fair value of the Ominto, Inc. common stock issued as part of the consideration paid for Lani Pixels was determined on the basis of the closing market price of the common stock on the acquisition date.

Lani Pixels is a Variable Interest Entity (“VIE”) based on the governance structure. Therefore, we have consolidated Lani Pixels in our unaudited condensed consolidated  financial statements because we have the power to direct activities that most significantly impact Lani Pixels’ economic performance. We also have a voting rights agreement with a 10% shareholder that granted us the irrevocable right to vote those shares in our favor. Additionally, Ominto and Lani Pixels signed an amendment to the Share Exchange Agreement, whereby Lani Pixels acknowledges and agrees to ensure Ominto receives a minimum of three (3) seats on the Board of Directors of Lani Pixels, which shall at all times represent a majority of the Board of Directors. Our maximum risk of financial loss is our 40.02% interest and any loans in the form of debentures and promissory notes that we have provided to Lani Pixels from time to time which are described in Note 5, Acquisitions and Note 10, Debt.

The transaction is being accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. Acquisition accounting is dependent upon certain valuations and other studies that have yet to commence or progress to a stage where there is sufficient information for a definitive measurement. The process for estimating the fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The fair value estimates are primarily based on Level 3 inputs including future expected cash flow, market rate assumptions and discount rates. The entire purchase price allocation for Lani Pixels is preliminary. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments will be recorded during the measurement period during fiscal year 2017. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the purchase accounting assessment may result in changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s unaudited condensed consolidated  financial statements as of March 31, 2017 prior to filing annual Report on Form 10-K.

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

	For the three months ended March 31,	For the six months ended March 31,
	2016	2017	2016
Revenue	$4,029,839	$13,788,961	$9,535,569
Net loss including noncontrolling Interest	$3,277,722	$7,830,610	$5,367,994

No proforma results for the three months ended March 31, 2017 are presented as those results are included in our unaudited condensed consolidated financial statements for the entire period.

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

The Company has paid approximately $1,090,000 to Quant for advisory and IT solutions services during the six months ended March 31, 2017  (see Note 9, Related Party Transactions). These costs were expensed and included in selling, general and administrative expenses in the accompanying statement of operations for the six months ended March 31, 2017. The Company is not aware of events or changes in circumstances that would have a significant adverse effect on the carrying values of its cost method investee.

7. Deferred Costs

Deferred costs represent commission costs which are directly related to: (i) unearned subscription fees which are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled. Deferred costs expensed are included in cost of revenues.

8. Property and Equipment

Property and equipment comprised the following:

	As of
	March 31,	September 30,
	2017	2016
Land:
Held for sales incentives	874,748	874,748

Computers and equipment	596,645	347,765
Software development	1,193,386	1,193,386
Furniture and fixtures	171,884	176,295
	1,961,915	1,717,446
Accumulated depreciation	(771,067)	(549,878)
	1,190,848	1,167,568

Total	$2,065,596	$2,042,316

Land Held for Sales Incentives

We acquired a contract right to acquire a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of March 31, 2017, the land value of approximately $0.9 million consisted of the contract price and land filled cost of approximately $3.6 million less an impairment charge of approximately $2.7 million that was based on our evaluation of the estimated fair value.

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

9. Related Party Transactions

As of March 31, 2017 and September 30, 2016, the Company owed $2,137,439 and $539,438 respectively to related parties.

As mentioned in Note 5, Acquisitions, and Note 10, Debt, the Company loaned its VIE, Lani Pixels $500,000 on November 1, 2016 and Lani Pixels issued a promissory note in the amount of $500,000 to the Company. The Note matures on October 31, 2017 and accrues interest at a rate of 3% per annum. The Company also purchased a senior secured debenture (the “Debenture”) from Lani Pixels in the amount of $2.0 million. These amounts are eliminated in consolidation.

Our CEO’s and COO’s compensation are paid to Best Invest Commercial Brokers Ltd, a UAE corporation (“Best Invest”) that is owned and controlled by our CEO and COO. During the three months and six months ended March 31, 2017, the Company incurred payroll related expenses of $173,635 and $384,495 respectively and made payments totaling to $172,788 and $336,583 respectively. As of March 31, 2017, the Company had a net payable balance of $5,912 with Best Invest. During the three months and six months ended March 31, 2016, the Company incurred expenses of $0 and $80,000 respectively and made payments totaling to $20,000 and $80,000 respectively. As of September 30, 2016, the Company had a net receivable balance of $42,000 with Best Invest.

Best Invest also advanced $78,527 and $1,255,014  to Lani Pixels during the three months and six months ended March 31, 2017 respectively. These advances are uncollateralized, non-interest bearing and due on demand. As of March 31, 2017, $1,255,014 of these advances remain outstanding.

Quant Systems, Inc. (“Quant”), provides programming support and maintenance to the Company. The Company acquired 18.75% in the capital of Quant on December 13, 2016 (see also Note 6, Investment in unconsolidated company) and as such is considered a related party. During the three and six months ended March 31, 2017, the Company incurred expenses of $638,176 and $1,444,992 respectively and made payments totaling to $660,794 and $1,260,794 respectively. As of March 31, 2017, the Company had a net payable balance of $258,560 with Quant comprising programming expenses. During the three months and six months ended March 31, 2016, the Company incurred expenses of $98,117 and $98,117 and made payments totaling $20,000 and $20,000 respectively. As of September 30, 2016, the Company had a net payable balance of $74,362 with Quant.

COC, GmbH, (“COC”) provides administrative support to the Company in Berlin, Germany, shares common ownership with Ominto, and is reimbursed for salaries, rent and other establishment expenses. COC has focused almost exclusively on work for Ominto providing outsource services for Ominto. During the three and six months ended March 31, 2017, the Company incurred expenses of $229,734 and $723,512 respectively and made payments totaling to $218,934 and $709,935 respectively. As of March 31, 2017, the Company had a net payable balance of approximately $350,280 with COC for administrative expenses. During the three months and six months ended March 31, 2016, the Company incurred payroll related expenses of $172,422 and $449,151 respectively and made payments totaling $98,232 and $333,513 respectively. As of September 30, 2016, the Company had a net payable balance of $336,703 with COC comprising of administrative expenses.

Agaani, UAE, provides administrative support to the Company in Dubai, UAE, and is reimbursed for salaries, rent and other establishment expenses. Agaani shares common ownership with Ominto and is thus considered a related party. Agaani has focused almost exclusively on work for Ominto providing outsource service for Ominto. During the three months and six months ended March 31, 2017, the Company incurred expenses of $352,581 and $954,964 respectively and made payments totaling to $411,020 and $751,538 respectively. As of March 31, 2017, the Company had a net payable balance of approximately $267,673 with Agaani comprising dues for administrative expenses. During the three months and six months ended March 31, 2016, the Company incurred payroll related expenses of $171,551 and $375,584 respectively and made payments totaling to $71,870 and $284,408 respectively As of September 30, 2016, the Company had a net payable balance of $64,247 with Agaani comprising of administrative expenses.

As of March 31, 2017, the Company had issued approximately 15,538 shares in private placement to related parties.

On March 8, 2017 the Company awarded our CEO, Michael Hansen, a $2,000,000 cash bonus which he utilized along with $70,000 of his own funds to acquire 300,000 shares of common stock from the Company at the price of $6.90 per share; and $70,000 of which was recorded as a subscription receivable as of March 31, 2017. See Note 17, Subsequent Events.

As of September 30, 2016, the Company owed $449,952, shown on our balance sheet as Other payables and accrued liabilities, to our CEO for advances, which are non-interest bearing and due on demand. These amounts were paid in full during the three months ended December 31, 2016.

As of September 30, 2016, the Company had amounts due of $106,126 for services rendered comprising of accrued compensation due to the Officers of the Company. The amounts due for advances and services rendered are non-interest bearing and have no terms of repayment. These amounts were paid in full during the three months ended December 31, 2016.

10. Debt

During 2016, prior to Lani Pixels’ acquisition by the Company, Lani Pixels authorized up to $12,000,000 of senior secured term bonds. As of March 31, 2017, there were a total of $3,857,834 of debenture bonds outstanding; of which Ominto is the holder of a $2,000,000 debenture. The Ominto debenture has been eliminated in the unaudited condensed consolidated balance sheet as of March 31, 2017. The net proceeds were used to finance the production of an animated feature film and pay any fees associated with this offering. This debenture has a coupon of 5% per annum, payable semi-annually and a running fee that entitles the holder to 3% of the gross revenues from July 1, 2017 to and including December 31, 2025, paid semi-annually on April 12, 2019 for the preceding semi-annual period from July 1 through December 31. This debenture matures on February 12, 2026 and has a call option under which the principal amount may be redeemed in whole from April 12, 2019 or on any consecutive coupon date thereafter.

Should Lani Pixels default on the debenture bonds, the holders of the debenture bonds (including Ominto) have a first priority lien and security interest in all assets, revenues, shares, accounts and rights, and any future movie productions, including but not limited to first priority pledges over all of Lani Pixels’ direct and indirect equity interests, and all other tangible and intangible personal property. Lani Pixels is not in compliance with the covenant in the Debenture to set up a debt service reserve account. Therefore, the debt is considered in default and callable. This amount is classified as current liabilities in the accompanying unaudited condensed balance  sheet as of March 31, 2017.

11. Discontinued Operations

The Company discontinued all auctions activities effective March 28, 2013. As a result, the operating results for the auctions program have been reclassified to income from discontinued operations in the unaudited condensed consolidated statement of operations. During the three months ended March 31, 2017 and 2016, income from discontinued operations, net of tax, recognized from credits breakage amounted to approximately $0 and $28,000, respectively. Income from discontinued operations, net of tax, recognized from credits breakage amounted to $26,000 and $32,000 in the six months ended March 31, 2017 and 2016, respectively.

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

12. Income Taxes

We conduct business globally and operate in several foreign jurisdictions in addition to the United States. For the six (6) months ended March 31, 2017 and 2016, the Company’s recorded income tax rate was lower than the US federal statutory rate primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net income or losses for the periods, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

13. Commitments and Contingencies

On December 21, 2016, a subsidiary of our VIE, Lani Pixels entered into a transfer agreement to repurchase rights for the Company’s feature-length, animated film from Cinemation 1, ApS, a prior provider of financing for the film project. The rights were repurchased for approximately $922,000 plus transaction costs. As a condition of the transfer agreement, Lani Pixels pledged collateral in the form of 1,285,714 shares (“the Shares”) of Ominto common stock which it received in the Share Exchange Agreement dated December 13, 2016 and which is reported as treasury stock in the Company’s unaudited condensed consolidated  financial statements at December 31, 2016. On March 22, 2017, The Company paid the balance of the agreement and the Shares are no longer pledged as collateral.

Employment agreements

The Company has employment agreements with certain officers, which extend to 60 months, and are renewable for successive one-year terms. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements as of March 31, 2017 are as follows:

March 2018	$600,000
March 2019	600,000
March 2020	600,000
March 2021	600,000
March 2022	600,000
Total	$3,000,000

In addition to the above, the Company has committed separation benefits payable to these officers under certain events described in their employment agreements.

Operating Leases

The Company leases its office premises located in Boca Raton, Florida, Berlin, Germany and Dubai, United Arab Emirates (UAE) and Tokyo, Japan. The initial term of the Florida lease was for 39 months. During fiscal year 2016, the Company increased its leased space in Florida and extended the lease terms to 63 months until October 31, 2021. The term for the Berlin lease was for 12 months ending on December 31, 2017. The Dubai related leases all have terms of 12 months in which the latest ends on February 28, 2018 and the Tokyo related lease has a term of 6 months ending on August 31, 2017. The future minimum payments under all leases as of March 31, 2017 is as follows:

March 2018	$276,759
March 2019	109,169
March 2020	109,169
March 2021	109,169
March 2022	63,682
Total	$667,947

14. Equity

Common Stock

As described in Note 5, Acquisitions and Note 6, Investment in Unconsolidated Company, the Company issued 3.2 million shares of its common stock valued at $4 per share or a total of approximately $12.9 million to acquire 40.02% of Lani Pixels, A/S and 18.75% of Quant Systems, Inc. Our common stock shares issued to our VIE Lani Pixels in connection with our investment in that company, a total of 1,285,714 shares of our common stock, are reported in Treasury shares on our unaudited condensed consolidated balance sheet included in this report. Additionally, those shares are excluded from our calculation of weighted average shares outstanding and earnings per share on our unaudited condensed consolidated statement of operations included in this report.

The Company sold 523,161  shares of its common stock to various foreign investors totaling approximately $2.1 million during the six (6) months ended March 31, 2017 as part of a private placement. The Company sold a total of 1,278,000 shares in the private placement and issued stock certificates for 1,059,000 shares as of March 2017.

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

During the quarter ended March 31, 2017, the Company awarded 100,000 shares of restricted common stock to the Company’s CEO and accelerated the vesting of 100,000 shares of restricted common stock previously awarded to the Company’s CEO. The Company originally issued the previously awarded 100,000 restricted shares using the common stock price on the vesting date of $5.70 instead of the grant date price of $3.05. Subsequent to issuing the original award, we adjusted the price resulting resulted in a reduction in stock compensation expense of $265,000 in the unaudited condensed consolidated accompanying statements of operations. See Note 18 Restatement for details. Pursuant to an amendment to his employment agreement dated as of March 8, 2017, the 100,000 newly awarded shares fully vested on March 8, 2017. The closing price of the Company’s common stock on that date was $6.90 and was used to value such shares. The amendment also provided that the 100,000 shares previously awarded would vest on the date the Company obtained approval for the listing of the Company’s common stock on the Nasdaq Capital Markets stock exchange. The grant date closing price of the Company’s common stock on November 17, 2016 was $3.05. The total value of the shares issued to the Company’s CEO was $995,000 which has been recorded as stock-based compensation during the three and six months ended March 31, 2017. Additionally, in recognition of Mr. Hansen’s efforts in helping the Company obtain its approval for listing, the Company awarded him a $2,000,000 cash bonus which he utilized along with $70,000 of his own funds to acquire 300,000 shares of common stock from the Company at the price of $6.90 per share; and $70,000 of which was recorded as a subscription receivable as of March 31, 2017. See Note 17, Subsequent Events.

The Company’s approval to list shares on the Nasdaq Capital Markets stock exchange (“Nasdaq”) on March 6, 2017 resulted in several Business Associates earning 218,052 shares of the Company’s common stock in connection with a prior marketing campaign called the “Hot Summer Promotion.” During 2016, the Company initiated a program called the “Hot Summer Promotion” whereby, in addition to standard commissions, the Company offered an extra 20% commission to participating BAs (payable in shares of Ominto common stock subject to approval of the listing of the Company’s common stock on Nasdaq), the Company deemed the shares to be fully earned under the Hot Summer Promotion. During the three months ended March 31, 2017, the Company recognized approximately $890,000 of commission expense (out of a total of $1,281,000) and will issue approximately 218,000 shares related to this promotion. The Company valued these shares using the closing price of the Company’s common stock on March 6, 2017. As of March 31, 2017 approximately $390,000 remains held on our unaudited condensed consolidated balance sheet as Deferred costs.

As of March 31, 2017, a total of approximately 942,000 shares of common stock were committed for issuance in two unregistered private placements to various foreign investors and to the Company’s CEO. These shares are reflected as issued on the books of the Company, but stock certificates have not yet been issued due to certain administrative and documentation requirements. Certificates for these shares committed for issuance are expected to be issued during the quarter ended June 30, 2017.

As of March 31, 2017, a total of approximately 219,000 shares of common stock are committed for issuance related to our “Hot Summer Promotion”. See Note 14, Equity for more details.

15. Stock-Based Compensation

The following table summarizes information about stock option activity under the 2010 Omnibus Equity Compensation Plan during the six months ended March 31, 2017:

Balance outstanding, September 30, 2016	440,968
Granted	414,500
Exercised	-
Forfeited	(52,468)
Balance outstanding, March 31, 2017	803,000

During the six months ended March 31, 2017, the Company granted 414,500 stock options to various employees and Directors under the Plan which vest over 36 to 60 months. The Company awarded 100,000 stock options to CFO, Raoul Quijada, on March 7, 2017 at an exercise price of $5.70 (the closing price of the Company’s common stock on March 7, 2017), which vest through June 2019, and expire in June 2024. In addition, during December 2016, the Company granted 100,000 stock options to Mitch Hill, a Director on the Board who also served as Interim CEO during 2016 at an exercise price of $2.80 (subsequently modified to $4.00 on January 17, 2017 due to an adjustment for the use of an incorrect fair value price) which vest over 2 ½ years and expire approximately 5 years after final vesting10 years after the date of grant. Also in December 2016, the Company granted 120,000 stock options to 4 Directors on the Board and 94,500 stock options to various employees at an exercise price of $2.80 (subsequently modified to $4.00 per share on January 17, 2017 due to an adjustment for the use of an incorrect fair value price) that vest over 3 to 5 years and which expire approximately 10 years after the date of grant in accordance with the 2010 Omnibus Equity Compensation Plan.

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

During the six months ended March 31, 2017, the Company granted 130,000 restricted shares of common stock to various employees, including 100,000 restricted shares to the Company’s COO under the Plan which vest over 36 to 60 months. In addition, the Company granted 200,000 restricted shares of common stock to its CEO Michael Hansen which became fully vested upon the Company’s common stock being approved for listing on the Nasdaq Capital Market stock exchange on March 6, 2017.

The Company determines the value of its restricted stock awards on the grant date using the intrinsic value method which is based on the number of shares granted and the quoted price of our common stock on the grant date. As of March 31, 2017, there were 229,780 unvested restricted shares outstanding with a weighted-average grant date value of $5.03. The restricted stock awards vest over the next 4.4 years. The unamortized value of unvested restricted shares is $1.1 million.

During the quarter ended March 31, 2017, the Board rescinded 400,000 restricted shares that had been awarded to CEO Michael Hansen in the prior quarter, 200,000 restricted shares that had been awarded to COO Betina Dupont Sorensen in the prior fiscal year and 180,000 stock options that had been awarded to Director/former Interim CEO Mitch Hill in the prior quarter. These rescissions were completed in order to be compliant with our 2010 Equity Incentive Plan.

Stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $1,381,278 and $271,390, respectively. Stock-based compensation expense for the six (6) months ended March 31, 2017 and 2016 was $1,681,055 and $690,707, respectively.

16. Segment Information

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

Information concerning our revenue, gross profit, income from operations, depreciation, capital expenditures, goodwill and total assets by segment are as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	Restated		Restated
Revenue:
e-commerce Cash Back and network marketing	$7,768,110	$3,996,664	$13,629,472	$9,428,893
Animated movie production	93,030	-	104,140	-
Total	$7,861,140	$3,996,664	$13,733,612	$9,428,893

Gross profit:
e-commerce Cash Back and network marketing	$2,491,557	$981,074	$4,394,178	$2,522,041
Animated movie production	73,301	-	84,451	-
Total	$2,564,858	$981,074	$4,478,629	$2,522,041

Loss from operations:
e-commerce Cash Back and network marketing	$(4,628,221)	$(3,035,316)	$(6,818,841)	$(5,293,742)
Animated movie production	(444,668)	-	(636,774)	-
Total	$(5,072,889)	$(3,035,316)	$(7,455,615)	$(5,293,742)

Depreciation:
e-commerce Cash Back and network marketing	$(118,558)	$(13,892)	$(232,291)	$(33,191)
Animated movie production	(23,303)	-	(21,326)	-
Total	$(141,861)	$(13,892)	$(253,617)	$(33,191)
Capital expenditures:
e-commerce Cash Back and network marketing	$(10,892)	$(130,730)	$(13,203)	$(505,630)
Animated movie production	(29,633)	-	(29,633)	-
Total	$(40,525)	$(130,730)	$(42,836)	$(505,630)

	March 31,	September 30,
	2017	2016
Goodwill:
e-commerce Cash Back and network marketing	$-	$-
Animated movie production	19,834,636	-
Total	19,834,636	-

Total assets:
e-commerce Cash Back and network marketing	33,448,879	21,684,811
Animated movie production	25,421,878	-
Total	$58,870,757	$21,684,811

Total segment assets may be reconciled as our total assets less investment in unconsolidated company.

Total revenues recorded in our two geographic regions are summarized as follows:

Total revenues are also summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
	Restated		Restated
Revenues:
Domestic	$120,035	$2,032,172	$210,280	$4,896,851
Foreign	7,740,775	1,941,552	13,549,157	4,563,950
Total	$7,860,910	$4,024,724	$13,759,437	$9,460,851

Revenues:
Continuing operations	$7,861,140	$3,996,664	$13,733,612	$9,428,893
Discontinued operations	(230)	28,060	25,825	31,908
Total	$7,860 ,910	$4,024,724	$13,759,437	$9,460,851

17. Subsequent Events

On April 28, 2017, Ominto provided a short-term loan in the amount of $250,000 to its VIE, Lani Pixels A/S, through Lani Pixels’ subsidiary Lani Pixels DMCC. The loan originally matured on May 27, 2017 and has been extended, the loan now matures on April 27, 2018, bears a fixed interest rate of 12% per year and is payable in one monthly payment of principal, unpaid interest and any other amounts that are due. Should Lani Pixels default on the loan, the interest rate increases to 15% per year and Ominto reserves the right to seek a conversion of principal to senior debtor status pari-passu with common lenders to the extent that there are available assets.

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

On May 11, 2017, in connection with a $2.0 million bonus awarded to CEO Michael Hansen for achieving the listing of the Company’s common stock on the Nasdaq Capital Markets stock exchange, Mr. Hansen delivered $70,000 to the Company as the final payment in connection with his purchase of 300,000 shares of Ominto common stock in a private placement. The $70,000 was reported as a subscription receivable and temporarily reported as a contra-equity account in the equity section of the accompanying balance sheet as of March 31, 2017.

18. Restatement

Ominto, Inc. is restating its unaudited condensed consolidated balance sheet, statement of operations and statement of cash flows and statement of equity (deficit) as of and for the six months ended March 31, 2017. The restatement shows the as previously filed, restatement adjustment and as restated columns.

The three primary adjustments to the financial statements are:

The Company’s approval to list shares on the Nasdaq Capital Markets stock exchange (“Nasdaq”) on March 6, 2017 resulted in several Business Associates earning 218,052 shares of the Company’s common stock in connection with a prior marketing campaign called the “Hot Summer Promotion.” During 2016, the Company initiated a program called the “Hot Summer Promotion” whereby, in addition to standard commissions, the Company offered an extra 20% commission to participating BAs (payable in shares of Ominto common stock subject to approval of the listing of the Company’s common stock on Nasdaq), the Company deemed the shares to be fully earned under the Hot Summer Promotion. During the three months ended March 31, 2017, the Company recognized approximately $890,000 of commission expense (out of a total of $1,281,000) and will issue approximately 218,052 shares related to this promotion. The Company valued these shares using the closing price of the Company’s common stock on March 6, 2017. As of March 31,2017, $390,000 remains held on our unaudited condensed consolidated balance sheet as Deferred Cost.

The Company granted 100,000 restricted shares to the CEO in November 2016 which were contingently earned upon the approval of the Company to trade on the Nasdaq Capital Markets stock exchange. The Company previously used the price on the vesting date of $5.70 instead of the grant date price of $3.05. This resulted in a reduction in stock compensation expense of $265,000 in the unaudited condensed consolidated accompanying statements of operations.

The Goodwill on the Company’s VIE should have been pushed down to the VIE’s books and revalued using currency exchange rates which resulted in an adjustment to Goodwill and Accumulated Other Comprehensive Income of approximately $275,000 and a related adjustment of approximately $187,000 to noncontrolling interest as of March 31, 2017.

In connection with the Company’s acquisition of its VIE, Lani Pixels on December 13, 2016, the Company issued 1,285,714 shares of its common stock valued at $5,142,856 to Lani Pixels as consideration but did not report the shares as Treasury stock with a corresponding decrease to Goodwill that was recorded in the transaction. Related to the same acquisition, the Company is restating the net assets acquired including an increase of cash acquired and a decrease of Goodwill. The previously reported purchase price of $10,281,284 underwent a change and the adjusted purchase price is $5,075,428 representing a decrease of $5,142,856 due to treasury stock mentioned above. The net cash inflow arising out of the said purchase also underwent a change from $25,251 as previously reported to $683,401 representing an increase of $658,150.

The Company has reclassified certain accounts payable and other liabilities totaling to $2,137,439 to dues to related parties.

A summary of the adjustments reflected on the Company’s statement of financial position follows:

	March 31, 2017
	As Originally Reported	As Adjusted	Effect of Change

Deferred costs	17,391,085	17,781,106	390,021	(a)
Goodwill	26,760,426	19,834,636	(6,925,790	)(b)
Accounts payable	2,154,458	1,272,033	(882,425	)(c)
Other payables and accrued liabilities	5,216,234	3,961,220	(1,255,014	)(d)
Amounts due to related parties	-	2,137,439	2,137,439	(e)
Common stock, $.001 par value	18,040	18,259	219	(f)
Treasury stock, at cost	-	(5,142,856)	(5,142,856	)(g)
Additional paid-in capital	71,493,723	72,509,336	1,015,613	(h)
Accumulated other comprehensive income	1,178,091	1,265,976	87,885	(i)
Noncontrolling interests	14,889,094	13,018,274	(1,870,820	)(j)

(a)	Increase Deferred costs $390,021 related to the accretion of shares to be issued in connection with the “HotSummerPromotion”
(b)	Decrease Goodwill $6,925,790 related to revaluation of the Company’s goodwill on its VIE Lani Pixels and the effects of foreign currency adjustments
(c)	Decrease Accounts payable $882,425 related to reclassification of related party payable
(d)	Decrease Other payables and accrued liabilities $1,255,014 related to reclassification of related party payable
(e)	Increase Amounts due to related parties $2,137,439 related to reclassification of related party payable
(f)	Increase Common stock $219 equal to the par value of common stock issued in connection with the “Hot Summer Promotion”
(g)	Decrease Treasury stock $5,142,856 equal to the fair value of common stock issued in connection with the “Hot Summer Promotion”
(h)	Increase Additional paid-in capital $1,015,613 related to the fair value of common stock issued and stock amortization in connection with the “Hot Summer Promotion” net valuation reduction related to common stock issued to CEO
(i)	Increase Accumulated other comprehensive income $87,885 related to revaluation of the Company’s goodwill on its VIE Lani Pixels
(j)	Decrease Noncontrolling interests $1,870,820 related to change in fair value assumptions and foreign currency adjustments

A summary of the adjustments reflected on the Company’s statement of operations follows:

COST OF REVENUES	$4,405,470	$5,296,282	$890,812	(a)	$8,364,171	$9,254,983	$890,812	(a)
Selling, general and administrative expenses	$7,902,747	$7,637,745	$(265,002	)(b)	$12,199,244	$11,934,242	$(265,002	)(b)

(a)	Increase Cost of Revenues $890,812 related to “HotSummerPromotion”
(b)	Decrease Stock compensation expense $265,002 related to an error in the valuation at issuance of 100,000 shares of the Company’s common stock issued to the CEO

19. Goodwill

Changes in the carrying amount of goodwill for the fiscal year 2017 are as follows:

Goodwill
Beginning balance	$19,559,401
Foreign currency translation impact	275,235
Ending balance	$19,834,636

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the quarter ending June 30, 2017, we intend to launch an enhanced VIP Lounge membership. The VIP Lounge offers new products and benefits, including DubLi Travel. DubLi Travel is Ominto’s search engine, featuring worldwide hotel coverage and listing one of the largest hotel inventories at more than 15,000 destinations. With discounts of up to 60% on hotel bookings, DubLi Travel is backed by leading travel industry hotel accommodation partners, priceline.com, Booking.com and agoda.com, who have a global presence in North America, Europe, the Middle East and Asia-Pacific region. Ominto’ new VIP Lounge offers more options for VIP members to save on travel, leisure and entertainment activities, local shopping, dining and services. VIP Lounge members can save on air travel with 10% discounted flight vouchers on round-trip flights anywhere in the world. The new VIP Lounge also offers up to 50% discounts on local retail and dining with over 400,000 offers available throughout North America.

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

Results of Operations

Three (3) Months Ended March 31, 2017 Compared to Three (3) Months Ended March 31, 2016

Consolidated Results

Net loss including noncontrolling interests totaled approximately $5.1 million and $3.0 million for the three (3) months ended March 31, 2017 and 2016, respectively. The increase in the net loss consisted of an increase in selling, general and administrative expenses of approximately $3.6 million offset by an increase in gross income of approximately of $1.6 million. The loss from operations increased $2.0 million in the three (3) months ended March 31, 2017 compared to the three (3) months ended March 31, 2016. Further discussions on the results from continuing operations and discontinued operations are provided below.

Continuing Operations

Revenues totaled approximately $7.9 million and $4.0 million for the three (3) months ended March 31, 2017 and 2016, respectively. The increase was primarily due to an increase in: (i) business license fees from Business Associates as a result of a higher volume of registrations under the program; and (ii) membership subscription fees from increased sales of VIP memberships.

Gross income was approximately $2.6 million and $1.0 million for the three (3) months ended March 31, 2017 and 2016, respectively. The $1.6 million increase consisted of an increase in revenues of $3.9 million partially offset by an increase in cost of revenues of $1.4 million. Gross margin as a percentage of revenues was approximately 33% and 25% during the three months ended March 31, 2017 and 2016, respectively. The Company experienced growth in new markets which resulted in an increase in certain revenue streams upon which the Company did not have to pay any commissions to BAs.

Selling, general and administrative (“SGA”) expenses were approximately $7.6 million and $4.0 million for the three (3) months ended March 31, 2017 and 2016, respectively. The increase primarily consisted of increases in payroll costs mostly attributed to a $2.0 million bonus awarded to the CEO and $1.0 million of stock compensation to the CEO in connection with the successful listing of the Company’s common stock on the Nasdaq Capital Markets stock exchange, and increases in rent and office expenses, outside services fees, travel expenses, and net foreign exchange losses partially offset by a decrease in banking and processing fees. Details of our SGA expenses are summarized as follows:

	For the three months ended March 31,
(All amounts in $ thousands)	2017	2016	Change
	(restated)

Advertising and marketing costs	$74	$26	$48
Depreciation	140	14	126
Outside service fees	2,032	1,486	546
Payroll costs	4,100	1,943	2,157
Rent and office expenses	669	162	507
Banking and processing fees	89	235	(146)
Foreign exchange	206	(19)	225
Travel expenses and others	328	169	159
Total	$7,638	$4,016	$3,622

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

SIX (6) MONTHS ENDED MARCH 31, 2017 COMPARED TO SIX (6) MONTHS ENDED MARCH 31, 2016

Consolidated Results

Net loss including noncontrolling interests totaled approximately $7.5 million for the six (6) months ended March 31, 2017 compared to a net loss of $5.0 million for the six (6) months ended March 31, 2016. The increase in net loss including noncontrolling interests primarily consisted of an increase in selling, general, and administrative expenses of approximately $4.1 million partially offset by an increase in gross income of approximately $2.0 million. Further discussions on the results from continuing operations and discontinued operations are provided below:

Continuing Operations

Revenue totaled approximately $13.7 million and $9.4 million for the six (6) months ended March 31, 2017 and 2016, respectively. The increase was primarily due to an increase in: (i) business license fees from BAs as a result of a higher volume of registrations under the program; and (ii) membership subscription fees from increased sales of VIP memberships.

Gross income totaled approximately $4.5 million and $2.5 million for the six (6) months ended March 31, 2017 and 2016, respectively. The $2.0 million increase primarily consisted of an increase of $4.3 million in revenues partially offset by a $2.3 million increase in costs of revenue during the six (6) months ended March 31, 2017. During the six (6) months ended March 31, 2017 and 2016, gross margin as a percentage of revenues was approximately 33% and 27%, respectively. The Company experienced growth in new markets which resulted in an increase in certain revenue streams upon which the Company did not have to pay any commissions to BAs.

SGA expenses were approximately $11.9 million and $7.8 million for the six (6) months ended March 31, 2017 and 2016, respectively. The increase was primarily due to approximately: $5.3 million in payroll costs that included a $2.0 million bonus awarded to the CEO and $1.0 million of stock compensation to the CEO in connection with the successful listing of the Company’s common stock on the Nasdaq National Capital Markets stock exchange. Details of our SGA expenses are summarized as follows:

	For the six months ended March 31,
(All amounts in $ thousands)	2017	2016	Change
	(restated)

Advertising and marketing costs	$279	$46	$233
Depreciation	254	33	221
Outside service fees	3,768	1,563	2,205
Payroll costs	5,310	5,056	254
Rent and office expenses	1,547	306	1,241
Banking and processing fees	864	438	426
Foreign exchange	(596)	16	(612)
Travel expenses and others	508	358	150
Total	$11,934	$7,816	$4,118

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

Our operations are conducted in multiple currencies and are exposed to foreign exchange rate fluctuations. Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros and the Krone and AED in the case of our VIE Lani Pixels. Our results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. Transactions settled in a currency other than the functional currency; primarily the Euro, are measured at that day’s exchange rate. Changes in functional currency amounts that result from the daily measurement process are considered transaction gains or losses and are included in foreign exchange gains /losses in the statements of operations.

Our assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Stockholders’ equity transactions are measured at the exchange rates at the date of each transaction. The net effect of these translations is the foreign currency translation adjustment that is included in accumulated other comprehensive income (loss) on the balance sheets. The foreign currency translation adjustment represented a gain of approximately $1 million for the three (3) months ended March 31, 2017 and $340,000 for the three months ended March 31, 2016. The foreign currency translation adjustment for the six (6) months ended March 31, 2017 represented a gain of approximately $329,000 compared to a loss of 143,000 for the six (6) months ended March 31, 2016.

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

Current liabilities include $21.7 million of deferred subscription fee revenue and $9.2 million of deferred advertising revenue which are amortized over a twelve month period based on the terms of the underlying advertising programs. Current assets include deferred costs of $17.8 million which are being amortized over a twelve month period and represent about $1.5 million of expense per month. As shown above, excluding deferred costs from current assets and deferred subscription fee revenue and deferred advertising revenue from current liabilities, we had a working capital deficit of approximately $2.6 million (non-U.S. GAAP basis) at March 31, 2017. For terms of the deferred subscription fee program and deferred advertising revenue program, refer to “Note 2, Summary of Significant Accounting Policies — E-commerce and memberships, in the Notes to unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Liquidity

During the six (6) months ended March 31, 2017, we incurred a loss from continuing operations including noncontrolling interest of $7.5 million. We have an accumulated deficit for the period from our inception through March 31, 2017 of approximately $66.6 million.

Ominto’s stockholders’ deficit of approximately $7.5 million at September 30, 2016 improved to Ominto stockholders’ equity of approximately $1.0 million at March 31, 2017 as a result of our financing of the acquisition of 40.02% interest in Lani Pixels; our investment in 18.75% of the common stock of Quant Systems, Inc. through issuances of our common stock totaling approximately $12.9 million; our private placement sale of common stock to foreign investors totaling approximately $2.1 million; issuance and private placement sale of common stock to the CEO totaling $2.0 million, and stock compensation of $1.7 million.

We had a working capital (defined as current assets less current liabilities) deficit of approximately $15.7 million as of March 31, 2017.

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

We generated net cash flows from operating activities of approximately $1.3 million during the six months ended March 31, 2017 consisting primarily of the positive effect of net changes in assets and liabilities. We used cash flows from operations totaling $4.3 million during the six (6) months ended March 31, 2016 consisting primarily of the negative effect of net changes in assets and liabilities.

We used net cash flows from investing activities of approximately $3.0 million during the six months ended March 31, 2017 due to the purchase of a $2.0 million debenture of Lani Pixels, a $500,000 loan to Lani Pixels, $1.1 million to acquire movie rights partially offset by $683,000 of cash from acquisition of Lani Pixels. We used cash flows from investing activities of approximately $506,000 for capital expenditures during the six months ended March 31, 2016.

We generated net cash flows from financing activities of $4.2 million during the six months ended March 31, 2017 from the sale of approximately 523,000 shares of our common stock to various investors for cash consideration of $2.1 million and $2.0 million from the sale of restricted common stock to our CEO and $78,000 of proceeds from advances from related parties. We generated cash flows from financing activities totaling $2.0 million during the six months ended March 31, 2016 from $1.4 million of proceeds from convertible loan, $362,260 of proceeds from the sale of common stock and $250,000 of proceeds from the exercise of a warrant for shares of common stock.

The Company’s Board of Directors and Executive Management reasonably believes that the Company will continue to exist to carry out all objectives, commitments, and stated goals for the immediate future as profitability and positive cash flows from operations continue to improve. There is no significant information available to the contrary, as the company is currently able to meet all current and immediate obligations without substantial asset sales or restructuring. Also, with the introduction of the new operations platform and business model and the arrival of new Executive Management members, Management believes that the financial and business trends will continue to be positive for the foreseeable future. Furthermore, there are no denial of trade credit from suppliers, and no known adverse legal proceedings that could materially affect the Company.

Debt

As described in Note 10, Debt in the Notes to unaudited condensed consolidated financial statements, Lani Pixels owes $1,857,834 of a senior secured term Debenture bond (“Debenture”); the net proceeds of which were used to finance the production of an animated feature film and to pay any fees associated with this offering. The Debenture has a coupon of 5% per annum, payable semi-annually and a running fee that entitles the holder to 3% of the gross revenues from July 1, 2017 to and including December 31, 2025, paid semi-annually on April 12, 2019 for the preceding semi-annual period from July 1 through December 31. The Debenture matures on February 12, 2026 and has a call option under which the principal amount may be redeemed in whole on April 12, 2019 or on any consecutive coupon date thereafter. Lani Pixels is currently not in compliance with the covenants of the debenture to set up a debt service reserve account. Therefore, Lani Pixels’ debt has been classified as current liabilities in the accompanying balance sheet at March 31, 2017.

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

Cash in Foreign Subsidiaries

We have significant operations outside the United States. As a result, cash generated by and used in our foreign operations is used only in amounts sufficient to pay general and administrative expenses in the U.S. or to fund certain US operational costs. As of March 31, 2017, we held approximately $11.5 million of unrestricted and approximately $1.7 million of restricted cash in foreign subsidiaries. Certain of the Company’s foreign subsidiaries have cash balances that are denominated in U.S. dollars.

Our foreign cash is permanently reinvested, however, should it be repatriated, we will be subject to U.S. tax at the applicable U.S. federal statutory rate on the amount treated as a dividend for U.S. income tax purposes. Dividend treatment will largely be the result of the collective financial position of the foreign subsidiaries at the time of repatriation. Any U.S. income tax attributable to repatriated earnings may be offset by foreign income taxes paid on such earnings. Due to the significance of our foreign operations, we do not presently foresee a need to repatriate foreign cash in excess of our U.S. funding needs.

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

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements (“ASU 2016-19”), which clarifies, corrects and amends various FASB Codification Subtopics. ASU 2016-19 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016 and shall be applied prospectively. It clarifies that internal use software licenses purchased from third parties shall be recorded as an Intangible asset along with recording any related liabilities. It adds definitions of the terms Issued, Issuing and Issued for use with Equity Based Payments to Non-Employees and Stock Compensation. The Company plans to adopt this ASU effective at the beginning of its next fiscal year on October 1, 2017 and does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

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

Off-Balance Sheet Arrangements

Our significant off-balance sheet transactions include liabilities associated with non-cancellable operating leases, employment contracts, and liabilities associated with certain indemnification and guarantee arrangements.

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

Changes in Internal Control over Financial Reporting

As previously reported in our annual report Form 10-K for the year ended September 30, 2016, as a result of our principal executive officer’s and principal financial officer’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016, we continued to identify material weaknesses in internal control over financial reporting as of March 31, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses have not been remediated as of March 31, 2017.

There were modest improvements in our internal control over financial reporting that occurred during the (3) months ended March 31, 2017. These changes however did not affect, or were not reasonably likely to materially affect, our internal control over financial reporting.

In connection with the preparation of this report, under the supervision and with the participation of our management, our principal executive officer and our principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting and noted several other control deficiencies that constituted a material weakness (details of these will form part of management’s assessment of ICFR at fiscal year-end):

We did not design and maintain effective controls to ensure that appropriate adjustments associated with non-routine events were identified to mitigate the event of a misstatement and our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act.

These material weaknesses resulted in the restatement of our interim financial statements as of and for the periods ended December 31, 2016 and March 31, 2017.

Remediation Plans

To address the identified material weaknesses discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2016, we have taken the following measures. Beginning in the second quarter of our 2017 fiscal year, Management believes that there have been modest improvements in the level of internal control but is aware that there are still multiple unaddressed risks to date. Consistent with the Sarbanes Oxley framework, we are engaged in the process of completing and documenting each of the Company’s key information technology and business-related processes necessary to improve our internal controls. We have undertaken this assessment and have made an initial determination of our significant processes. We are currently engaged in the next step in this process which is to document these significant processes and design key controls for each significant financial reporting process.

The remedial steps we have taken to date are as follows:

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

2. We continue to take remedial measures to correct our internal control deficiencies and decided to devote significant resources to improving our internal controls. We have added additional resources in our accounting department which we believe will continue to improve our internal controls. With the additional resources, we will be able to focus on providing additional training, as well as provide adequate time for our staff to complete the control procedures which have been or will be assigned to them.

(1)	We hired a new CFO and additional qualified and experienced finance department personnel to enhance period end financial close and reporting;

(2)	We hired a Senior Manager of SEC and Financial Reporting;

(3)	Retained a Director of Internal Controls & Compliance placeholder to evaluate and implement corrective action on our material weaknesses;

(4)	Continued the search for a Vice President of Information Technology to oversee and implement proper internal control over IT and our business operating systems; and

(5)	Continued the search for a Controller with extensive experience in financial reporting and technical accounting

We will also continue the reorganization of our finance, accounting and other support staff to improve work flow and enhance internal controls.

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

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe that the offers, sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering, or in reliance on Regulation S promulgated under the Securities Act as a transaction conducted outside of the United States with non-U.S. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. We believe all recipients had adequate information about us or had adequate access, through their relationships with us, to information about us.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

No.	Description

4.1	Amendment to Promissory Note dated February 13, 2017 between Business Across APS, a Danish entity and the Company*

10.1	Amendment to Employment Agreement between Michael Hansen and the Company dated March 8, 2017*

10.2	Consulting Agreement between Gregory Newell and the Company dated April 1, 2017.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Ominto, Inc.

Date: November 17, 2017	By:	/s/ Michael Hansen
Michael Hansen Chief Executive Officer (Principal Executive Officer)

Ominto, Inc.

Date: November 17, 2017	By:	/s/ Raoul Quijada
Raoul Quijada Chief Financial Officer (Principal Financial and Accounting Officer)