Form 10-Q
period 2017-06-30
Ominto, Inc.
filed 2017-11-28
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐   No  ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share as of November 24, 2017 was 17,282,352.

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements

Ominto, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	September 30, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents (amount related to VIE $193,620)	$9,871,212	$9,596,394
Restricted cash	1,052,881	1,997,921
Other receivables and prepaid expenses (amount related to VIE of $163,432)	1,408,773	573,958
Deferred costs	13,988,119	7,431,751
Total current assets	26,320,985	19,600,024

Property and equipment, net (amount related to VIE of $179,108)	1,964,313	2,042,316
Goodwill (amount related to VIE of $21,081,935)	21,081,935	-
Film costs (amount related to VIE of $5,655,901)	5,655,901	-
Investment in unconsolidated company, at cost	3,214,284	-
Other assets	152,148	42,471

TOTAL ASSETS	58,389,566	21,684,811

LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable (amount related to VIE of $151,667)	702,117	1,560,001
Amounts payable to Business Associates	7,052,342	5,114,675
Customer deposits	2,918,635	2,829,220
Other payables and accrued liabilities (amount related to VIE of $476,623)	3,360,429	3,129,671
Amounts due to related parties (amount related to VIE of $1,476,134)	2,061,846	539,438
Deferred subscription fee revenue	18,767,159	13,111,338
Deferred advertising revenue	6,756,482	2,897,835
Debt (amount related to VIE of $1,772,695)	1,772,695	-
Liabilities of discontinued operations	-	26,975
Total current liabilities	43,391,705	29,209,153

TOTAL LIABILITIES	43,391,705	29,209,153

Commitments and contingencies

EQUITY (DEFICIT):
Preferred stock, $.01 par value; 25.0 million shares authorized; 185,000 and 185,000 shares issued and outstanding, respectively.	1,850	1,850
Common stock, $.001 par value; 200.0 and 14.0 million shares authorized at June 30, 2017 and September 30, 2016 respectively; approx. 18.4 and 13.4 million shares issued at June 30, 2017 and September 30, 2016 respectively; approx. 17.1 and 13.4 million shares outstanding at June 30, 2017 and September 30, 2016 respectively, approx.	18,352	13,386
Additional paid-in capital	73,667,245	51,120,663
Treasury stock, at cost (1,285,714 shares)	(5,142,856)	-
Subscription receivable	(900,000)	-
Accumulated other comprehensive loss	1,905,239	936,705
Accumulated deficit	(67,744,297)	(59,596,946)
Total Ominto, Inc. stockholders' equity (deficit)	1,805,533	(7,524,342)

Noncontrolling interests	13,192,328	-

Total equity (deficit)	14,997,861	(7,524,342)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$58,389,566	$21,684,811

See accompanying notes to unaudited condensed consolidated financial statements.

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
	2017	2016	2017	2016

REVENUE

Membership, commissions and advertising	$11,923,910	$3,276,025	$21,459,504	$11,018,243
Business license fees	2,399,600	593,981	6,340,322	1,997,736
Other	64,896	119,714	322,192	402,633
Gross Revenue	14,388,406	3,989,720	28,122,018	13,418,612

COST OF REVENUES	10,394,536	1,734,565	19,649,519	8,641,418

Gross profit	3,993,870	2,255,155	8,472,499	4,777,194

Selling, general and administrative expenses	5,629,598	4,201,199	17,563,840	12,016,982

LOSS FROM OPERATIONS	(1,635,728)	(1,946,044)	(9,091,341)	(7,239,788)

OTHER INCOME (EXPENSE):
Interest (Expense)/Income	(14,252)	-	(66,153)	(298,828)
Change in fair value of derivative liability	-	-	-	549,656
LOSS BEFORE INCOME TAXES	(1,649,980)	(1,946,044)	(9,157,494)	(6,988,960)

Income taxes	-	-	-	-
LOSS FROM CONTINUING OPERATIONS	(1,649,980)	(1,946,044)	(9,157,494)	(6,988,960)

(Loss) income from discontinued operations, net of taxes	208	(30)	26,033	31,879

Net loss including noncontrolling interest	(1,649,772)	(1,946,074)	(9,131,461)	(6,957,081)
Net loss attributable to noncontrolling interest	558,545	-	984,110	-
NET LOSS ATTRIBUTABLE TO OMINTO, INC.	$(1,091,227)	$(1,946,074)	$(8,147,351)	$(6,957,081)

NET LOSS PER SHARE ATTRIBUTABLE TO OMINTO, INC. - Basic and diluted
Loss from continuing operations	(0.10)	(0.16)	(0.58)	(0.59)
(Loss) Income from discontinued operations	0.00	0.00	0.00	0.00
Total loss attributable to Ominto, Inc.	(0.06)	(0.16)	(0.52)	(0.59)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic and diluted	16,985,716	12,040,418	15,816,333	11,852,756

See accompanying notes to unaudited condensed consolidated financial statements.

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

NET LOSS ATTRIBUTABLE TO OMINTO, INC.	$(1,091,227)	$(1,946,074)	$(8,147,351)	$(6,957,081)
Other comprehensive loss attributable to Ominto, Inc.
Foreign currency translation adjustments	453,222	516,540	968,534	375,087
Comprehensive loss attributable to Ominto, Inc.	(638,005)	(1,429,534)	(7,178,817)	(6,581,994)

NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(558,545)	-	(984,110)	-
Other comprehensive loss attributable to noncontrolling interest
Foreign currency translation adjustments	735,878	-	919,949	-
Comprehensive income(loss) attributable to noncontrolling interest	177,333	-	(64,161)	-

Comprehensive loss	$(460,672)	$(1,429,534)	$(7,242,978)	$(6,581,994)

See accompanying notes to unaudited condensed consolidated financial statements.

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)

	Preferred stock		Common stock		Additional			Accumulated other		Total Ominto	Non-	Total
	Shares outstanding	Par value	Shares	Par value	paid-in capital	Treasury stock	Subscription receivable	comprehensive income	Accumulated deficit	equity (deficit)	controlling Interest	equity (deficit)
Balance, September 30, 2016	185,000	$1,850	13,386,538	$13,386	$51,120,663	$-	$-	$936,705	$(59,596,946)	$(7,524,342)	$-	$(7,524,342)

Stock based compensation	-	-	353,224	353	2,653,930	-	-	-	-	2,654,283	-	2,654,283
Common stock issuance for services	-	-	113,950	114	440,386	-	-	-	-	440,500	-	440,500
Private placement	-	-	523,161	523	2,092,120		-	-	-	2,092,643	-	2,092,643
Private placement to Michael Hansen			300,000	300	2,069,700	-		-	-	2,070,000	-	2,070,000
Common stock issued for Investment in unconsolidated company	-	-	803,571	804	3,213,480	-	-	-	-	3,214,284	-	3,214,284
Acquisition of subsidiary with non-controlling interests	-	-	2,428,571	2,429	9,711,855	(5,142,856)	-	-	-	4,571,428	13,256,489	17,827,917
Gain on the acquisition of COC					184,722					184,722		184,722
Issuances of common stock for promotions	-	-	218,052	218	1,280,614	-	-	-	-	1,280,832	-	1,280,832
Subscribed common stock sold	-	-	225,000	225	899,775	-	(900,000)	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	968,534	-	968,534	919,949	1,888,483
Net loss	-	-	-	-	-		-	-	(8,147,351)	(8,147,351)	(984,110)	(9,131,461)
										-
Balance, June 30, 2017	185,000	$1,850	18,352,067	$18,352	$73,667,245	$(5,142,856)	$(900,000))	$1,905,239	$(67,744,297)	$1,805,533	$13,192,328	$14,997,861

See accompanying notes to unaudited condensed consolidated financial statements.

Ominto, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended June 30
	2017	2016

CASH FLOW FROM OPERATING ACTIVITIES:
Loss from continuing operations including noncontrolling interest	$(9,157,494)	$(6,988,960)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	399,140	115,854
Writeoff of uncollectible accounts	104,186	-
Stock issued for services	440,500	-
Stock-based compensation	2,653,930	1,797,815
Stock issued to Business Associates	1,280,832	-
Change in fair value of derivative liability	-	(549,656)
Changes in operating assets and liabilities, net of effects of acquisition:
Restricted cash	917,290	(446,517)
Other receivables and prepaid expenses	245,309	(854,161)
Deferred costs	(6,040,870)	1,084,018
Other assets	(183,885)	(21,035)
Accounts payable	(2,289,417)	720,997
Amounts payable to Business Associates	1,750,363	93,736
Customer deposits	39,987	630,815
Other payables and accrued liabilities	(693,804)	871,663
Amounts due to related parties	46,274	(179,242)
Deferred subscription fee revenue	5,119,230	(2,722,813)
Deferred advertising revenue	3,608,774	529,321

NET CASH FLOWS /(USED IN) CONTINUING OPERATIONS	(1,759,655)	(5,918,165)

Income (loss) from assets and liabilities of discontinued operations	26,033	31,879
Net change in assets and liabilities of discontinued operations	(26,022)	(32,199)
Net cash flows from discontinued operations	11	(320)

NET CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES	(1,759,644)	(5,918,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in debenture to VIE prior to acquisition	(2,000,000)	-
Issuance of note receivable to VIE prior to acquisition	(500,000)	-
Acquisition of business, net of cash acquired	683,401	-
Acquisition of movie rights and related expenses- included in film costs	(1,152,024)	-
Purchases of equipment and software	(66,071)	(683,041)

NET CASH FLOWS USED IN INVESTING ACTIVITIES:	(3,034,694)	(683,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,092,642	913,189
Proceeds from common stock sold to CEO	2,070,000	-
Advances from related parties	299,647	-
Proceeds from subscriptions receivable	-	1,675,000
Proceeds from exercise of warrant	-	250,000
Proceeds from convertible loan	-	1,400,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,462,289	4,238,189

Effect of exchange rate changes	606,867	118,619

NET CHANGE IN CASH AND CASH EQUIVALENTS	274,818	(2,244,718)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,596,394	3,531,124
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,871,212	$1,286,406

Supplemental cash flow information:
Cash paid for interest	$59,542	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities:
Conversion of convertible notes to common stock	$-	$5,000,000
Reclass of derivative liability of warrants to stockholders' equity	$-	$165,919
Stock issued in lieu of salaries, bonuses and fees	$-	$227,527
Common stock issued for acquisition	$9,714,284	$-
Common stock issued for investment in unconsolidated company	$3,214,284	$-
Acquisition of business, net of cash acquired	$184,722	$-
Subscription receivable	$900,000	$-
Treasury stock - owned by VIE	$(5,142,856)	$-

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

The Company owns 18.75% of the common shares of Quant and does not exercise control over the operations of Quant (see Note 6, Investment in unconsolidated Company in the notes to unaudited condensed consolidated financial statements).

Mr. Michael Hansen, the Chief Executive Officer and a Director of the Company, has a direct ownership of approximately 3.3 million shares of our common stock and 185,000 shares of our issued and outstanding super voting preferred stock as of June 30, 2017. Each share of our super voting preferred votes as 40 shares of common stock. As a result, Mr. Hansen has the power to cast approximately 43% of the votes that could be cast by our stockholders (net of treasury shares owned by our VIE Lani Pixels) as of June 30, 2017. Accordingly, he has the power to influence or control the outcome of important corporate decisions or matters submitted to a vote of our stockholders, including, but not limited to, increasing the authorized capital stock of the Company, the dissolution or merger of the Company, sale of all of the Company’s assets or changing the size and composition of the board of directors. However, Mr. Hansen’s 185,000 shares of super voting preferred stock converted to 185,000 shares of common stock in August 2017, which reduced his voting control. Betina Dupont Sorensen, the Company’s Chief Operating Officer, has a direct ownership of approximately 208,000 shares of our common stock or approximately 1% of the votes that could be cast by our stockholders (net of treasury shares owned by our VIE Lani Pixels) as of June 30, 2017. Ms. Sorensen and our CEO Mr. Hansen share a household.

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

On June 20, 2017, the Company’s shareholders approved the Ominto, Inc. 2017 Omnibus Incentive Plan (the “2017 Plan”). The 2017 Plan authorizes the issuance of a number of shares of our common stock equal to 3.275 million shares. The 2017 Plan replaced the 2010 Plan, and no new awards will be granted under the 2010 Plan. Any awards outstanding under the 2010 Plan on the date of stockholder approval of the 2017 Plan will remain subject to and be paid under the 2010 Plan, and any shares subject to outstanding awards under the 2010 Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2017 Plan.

2. Summary of Significant Accounting Policies

Liquidity

As of June 30, 2017 total assets from continuing operations were approximately $58,389,000 consisting of approximately $26,321,000 of current assets including accounts receivable and prepaid expenses of approximately $1,409,000, cash and cash equivalents of $9,871,000, restricted cash of $1,053,000, and deferred costs of $13,988,000. Our non-current assets included Property and equipment of approximately $1,964,000, Goodwill of $21,082,000, $5,656,000 of film costs related to our VIE Lani Pixels, $3,214,000 of investments, and $152,000 of other assets.

Total liabilities associated with our continuing operations as of June 30, 2017 are all current liabilities and totaled approximately $43,391,000 including $1,773,000 of debenture bonds owed by our VIE, Lani Pixels (“VIE Bonds”). Our current liabilities as of June 30, 2017 were comprised of $18,767,000 of deferred subscription fees, $ 6,756,000 of deferred advertising revenue, $3,360,000 of payable and accrued liabilities, $ 2,919,000 of customer deposits, $7,052,000 payable to Business Associates, amounts due to related parties of $2,062,000 and $702,000 of accounts payable. Our VIE Bonds have a coupon rate of 5% and mature in 2026 but have been classified as current liabilities due to not being in compliance with the Debenture covenants (See Note 11, Debt).

The Company’s Board of Directors and Executive Management reasonably believes that the Company will continue to exist to carry out all objectives, commitments, and stated goals for the next 12 months from the date of this report as cash flows from operations continue to be funded from available cash balance. There is no significant information available to the contrary, as the Company is currently able to meet all current and immediate obligations without substantial asset sales or restructuring. Also, with the introduction of the new operations platform and business model and the arrival of new Executive Management members, Management believes that the financial and business trends will continue to be positive for the foreseeable future. Furthermore, there are no denial of trade credit from suppliers, and no known adverse legal proceedings that could materially affect the Company.

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

These unaudited condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) relating to interim unaudited condensed consolidated financial statements and in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted in these unaudited condensed consolidated financial statements pursuant to SEC rules and regulations, although we believe that the disclosures made herein are adequate to make the information not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

The unaudited condensed consolidated financial statements include the accounts of Ominto, Inc. and its wholly owned subsidiaries including subsidiaries that are consolidated under the Variable Interest Entity (“VIE”) model. All significant intercompany transactions have been eliminated in consolidation.

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

Use of Estimates and Judgments

The preparation of these unaudited condensed consolidated financial statements, in conformity with US GAAP requires us to make estimates and assumptions that affected the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Examples, though not all-inclusive, of such items include estimates and assumptions for loss contingencies, depreciation or amortization of the economic useful life of an asset, stock-based compensation, forfeiture rates, fair values, impairment of investments and other assets including goodwill, potential outcomes of future tax consequences of events that have been recognized in our unaudited consolidated financial statements or tax return, incentive awards, deferred liabilities and estimated lives of VIP Lounge membership vouchers. We based our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. The guidance also narrows the definition of outputs by aligning it with how outputs are described in ASC 606: Revenue from Contracts with Customers.

Public business entities are required to adopt this ASU for fiscal years beginning after 15 December 2017, and interim periods within those years. For all other entities, it is effective for fiscal years beginning after 15 December 2018, and interim periods within fiscal years beginning after 15 December 2019. Early adoption is permitted including for interim or annual periods in which the financial statements have not been issued or made available for issuance. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with ASC Topic 718. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

Foreign Currency

Financial statements of foreign subsidiaries in India, Cyprus, Germany, Denmark, United Arab Emirates, and British Virgin Islands operating in other than highly inflationary economies are translated at period-end exchange rates for assets and liabilities and average exchange rates during the period for income and expense accounts. The resulting translation adjustments are recorded within accumulated other comprehensive income or loss. Cash flows are also translated at average translation rates for the periods, therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet. Financial statements of subsidiaries operating in highly inflationary economies are translated using a combination of current and historical exchange rates and any translation adjustments are included in current earnings. Gains or losses resulting from foreign currency transactions are recorded in operating expense. We have no subsidiaries operating in highly inflationary economies. For the nine months ended June 30, 2017 and 2016, respectively, we recognized a foreign exchange loss on transactions which is included in our selling, general, and administrative expenses of approximately $93,000 and $279,000 respectively. For the three months ended June 30, 2017 and 2016, respectively, we recognized a foreign exchange loss on transactions which is included in our selling, general, and administrative expenses of approximately $689,000 and $262,000 respectively.

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

Cash and Cash Equivalents

We consider all highly liquid instruments with original maturities of three-months or less at the date of transaction to be cash equivalents. We maintain our cash in bank deposit accounts in the United States, Cyprus, Germany, India, and the United Arab Emirates, which at times may exceed the federally insured limits in those countries. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.

Restricted Cash

We have agreements with organizations that process our credit card transactions. The credit card processors have financial risk of chargebacks associated with the credit card transactions because the processor generally forwards the cash proceeds to us soon after each transaction is completed but before the expiration of the period in which the purchaser may request a refund. Our agreements with the credit card processors allow them to create and maintain a reserve account by retaining a certain portion of the cash generated from the credit card transactions that would otherwise be delivered to us, herein known as “Restricted Cash”. The reserve requirement with each card processor is set at their respective fixed percentage for all transactions to be held for their respective rolling term period from the date of the transaction.

Allowance for Doubtful Accounts

Receivables are uncollateralized obligations due under normal trade terms, typically requiring payment within 30 days from invoice date. Receivables are stated at the contractual amount billed, net of an allowance for doubtful accounts, if any. Accounts dated over 90 days old are considered past due. We estimate the allowance based on an analysis of specific accounts, taking into consideration the age of past due accounts and an assessment of the debtors’ ability to pay and any applicable allowance is included as an offset to accounts receivable. During the three and nine months ended June 30, 2017, there was no allowance for doubtful accounts. Interest income is not recognized on past due accounts. Accounts receivable are included in Other Receivables and Prepaid Expense on the accompanying unaudited condensed consolidated balance sheet.

Business Acquisitions

The Company accounts for business acquisitions under the purchase method of accounting, whereby the purchase price (defined as the total consideration transferred to acquire the business) is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair value. The excess of the purchase price over the estimated fair value of the net identifiable assets is allocated to goodwill. The determination of estimated fair value requires significant estimates and assumptions including, but not limited to, expected use of the assets acquired, the expected cost to extinguish a liability, future cash flows to be generated from intellectual property and developing appropriate discount rates and market multiples. A change in the estimated fair value of an asset or liability often has a direct impact on the amount to recognize as goodwill, which is an asset that is not an adjustment made to the allocations of the purchase price, or adjustments made as a result of changes in estimates or assumptions, could impact the amounts of assets, including goodwill, and liabilities, ultimately recorded on the Company’s balance sheet and could impact its operating results subsequent to such acquisition.

Investments in unconsolidated company

The Company uses the cost method of accounting for investments in companies in which it has a 20% or less ownership interest and does not have the ability to exercise significant influence. Such investments are presented as investments in unconsolidated entities on the Company’s unaudited condensed consolidated balance sheets (refer to Note 6, Investments in Unconsolidated Company for further information on such investments). Dividends received from distributions of net accumulated earnings are recognized as income. Dividends received in excess of net accumulated earnings will reduce the cost of our investment. We will record impairment of investments when we determine that there has been an other-than-temporary decline in the entity’s estimated fair value compared to its carrying value.

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

Once a film is released, capitalized film production costs are amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the individual-film-forecast-computation method as defined in ASC 926-605-25. The amount of film costs that are amortized each quarter depends on how much future revenue is expected to be received from each film. The Company makes certain estimates and judgments of future gross revenues to be received for each film based on historical results and management’s knowledge of the industry. Estimates of anticipated total gross revenues are reviewed periodically and may be revised if necessary. A change to the estimate of gross revenues for an individual film may result in an increase or decrease to the percentage of amortization of capitalized film costs relative to a previous period. Unamortized film production costs are compared with net realizable value each reporting period on a film-by-film basis to assess whether there are any indicators of impairment. If estimated remaining gross revenues are not sufficient or are indicative of a potential impairment, the unamortized film production costs will be written down to fair value. There have been minimal film revenues to date and therefore no amortization has occurred.

Property and Equipment, net

Property and equipment are recorded at cost and shown net of accumulated depreciation in the accompanying unaudited condensed consolidated balance sheets. Computers and equipment, computer software, furniture and fixtures are depreciated on a straight-line basis over their estimated useful lives of five-years. Leasehold improvements included in furniture and fixtures are amortized on a straight-line basis over the term of the lease. Land is not amortized. The cost of maintenance and repairs of equipment is charged to expense when incurred. When we sell, dispose of or retire property and equipment, the related gains or losses are included in operating results.

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

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximate their fair values. Management believes the carrying values of notes and other receivables, deferred costs, deferred revenue and other assets and liabilities approximate their fair values. Based upon the interest rates, current economic conditions, risk characteristics, collateral and other factors, the carrying amount of these financial instruments approximate fair value.

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

Our revenue recognition policies for each of our products and services are as follows:

E-commerce and memberships

VIP Memberships, Commissions and Advertising

VIP Memberships

The Company sells VIP memberships which provide its customers (a) additional Cash Back on their completed shopping transactions and (b) extra benefits such as travel and other offers.

When a VIP membership is sold to a Dubli.com or BSP Rewards customer, the revenue related to this transaction is recognized ratably over the term of the membership.

VIP memberships can also be sold in quantities at a discount to BAs and to BSP Rewards partners. BAs and Partners who purchase VIP memberships can resell them to customers who are interested in becoming VIP members. The revenue related to those transactions is recognized ratably over the term of the membership.

Multi-element Arrangements – When Dubli Network and BSP Rewards sell business licenses, VIP memberships, training and certification programs and/or marketing programs to Business Associates and Partners in bundles, the transaction price is allocated to each component of revenue in proportion to the stand-alone selling price. Stand-alone selling price is based on vendor-specific objective evidence (“VSOE”) of fair value. VSOE of fair value is determined based on the price charged where each deliverable is sold separately or a price set by management with the relevant authority.

Commissions

The Company receives varying percentages in commission income earned from merchants participating on our online Cash Back shopping websites, dubli.com and bsp-rewards.com. These commissions are calculated based upon the agreed rates with the participating merchants on all customer transactions processed through our online shopping websites and are recognized on an accrual basis based upon tracked data obtained from the merchant. A percentage of the commission income is payable in the form of Cash Back to the customer for each purchase transaction. This Cash Back amount due the customer is accrued as a deduction from commission income at the time the commission income is recognized. Commissions receivable from merchants are included in other receivables and prepaid expenses.

Advertising

The Company earns revenue for paid advertising placement on the Company’s various websites. Advertising Placements represent a specific group of paid ads or rank placements located on various pages of our websites as well as being integrated into our global email marketing campaigns and within our social media channels.

The Company generates new Dubli.com customers, both basic and VIP members, through various advertising and customer acquisition campaigns. Such customers can be sold to the company’s BAs in order to provide an opportunity for the BAs to participate in the Cash Back and VIP membership commission generated from the shopping activity of such customers. Revenues for the various advertising and marketing programs are deferred until the Company delivers the customers to the BAs at which point the Company recognizes revenue in proportion to the customers delivered.

Business License Fees

Business license fees – Business Associates (BAs) pay an initial business license fee, annual license renewal fees and BSP Rewards Partner Program participants pay a setup fee which enables them to begin their sales of Dubli.com and BSP Rewards products and services. The business license fee or partner setup fee is recognized as revenue ratably over twelve (12) months.

Other

Other revenue includes monthly maintenance fees on in-active BA accounts, as well as transfer fees charged to existing BAs upon the sale and transfer of their business license.

Cost of Revenues

Cost of revenues are principally commissions based upon each BA’s volume of sales, any “down-line” sales by other BAs under the sponsoring BA, and purchase transactions through our shopping website made by customers under the sponsoring BA. Commissions due to BAs at the time of such transaction are recorded as deferred costs until the corresponding revenues are recognized. Special incentive bonuses are also deferred and recognized when the corresponding revenues are recognized.

Cost of revenues also includes commissions paid to Partners and Cash Back paid to customers that is in excess of basic Cash Back paid to customers.

Lani Pixels’ costs of revenues related to our film production and animation segment are minimal. In the future, these costs will primarily include the amortization of capitalized costs, participation and residual costs and write-offs of amounts previously capitalized for titles not expected to be released or released titles not expected to recoup their capitalized costs. The amortization of capitalized costs will be based on the amount of revenues earned from all markets.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs associated with advertising expenses, stock compensation, staff payroll costs, outside services, bank transaction fees, and other general administrative costs.

Noncontrolling Interests

A noncontrolling interest represents the other equity holder’s interest in an entity that the Company consolidates. Noncontrolling interests are classified as a separate component of equity (deficit) in the Company’s unaudited condensed consolidated balance sheets and statements of equity (deficit). Net income (loss) and comprehensive income (loss) attributable to noncontrolling interests are reflected separately from the unaudited condensed consolidated net income (loss) and comprehensive income (loss) in the unaudited condensed consolidated statements of operations and statements of equity (deficit). Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and noncontrolling interests.

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

Segment Policy

We derive our revenues from our e-commerce and Memberships segment which includes business license fees, membership subscription fees, commission income, and, advertising and marketing programs and a Film production and Animation segment, as described in Note 16, Segment Information in the notes to unaudited condensed consolidated financial statements.

3. Earnings/Loss Per Share

Basic earnings or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income or loss available to common shareholders by the number of fully diluted shares, which includes the effect of dilutive potential issuances of common shares as determined using income from continuing operations, including the potential issuance of common shares upon the exercise, conversion or vesting of outstanding stock options and unvested restricted shares, as calculated under the treasury stock method, as well as shares associated with the Company’s convertible debt securities, which were converted during fiscal year 2016. Furthermore, we adjust our weighted average number of common shares outstanding by eliminating all shares of our common stock held by our VIE, Lani Pixels, in effect counting those shares as treasury shares fully excluded from the calculation of weighted average shares outstanding. When the Company reports a net loss, rather than net income, from continuing operations, the computation of diluted loss per share excludes dilutive common stock equivalents as their effect would be anti-dilutive. Therefore, weighted average dilutive common shares would be excluded from the calculation. The Company reported a net loss from continuing operations for the three and nine months ended June 30, 2017 and 2016 and had no dilutive common stock equivalents at June 30, 2017 and 2016 that affected diluted net loss per share for the related periods.

For the three and nine months ended June 30, 2017, there were 1.0 million and 1.3 million potentially dilutive securities respectively, representing outstanding stock options and other compensation arrangements (such as restricted share awards and warrants). For the three and nine months ended June 30, 2016, potential dilutive securities, which consisted of outstanding stock options, unvested restricted stock, and preferred stock not included in dilutive weighted average shares were approximately 1.8 million and 1.8 million common stock equivalents., respectively.

4. Restricted Cash

Restricted cash represents charge back reserves held by the Company’s credit card processors. Amounts of restricted cash held, by type of currency were as follows:

	As of
	June 30, 2017	September 30, 2016
Euro	$24,323	$136,835
Australian Dollar	2,576	7,247
Indian Rupees	-	181,752
United States Dollar	1,025,982	1,672,087
Total	$1,052,881	$1,997,921

5. Acquisitions

On December 13, 2016, the Company acquired a 40.02% economic interest in a Denmark-based company named Lani Pixels A/S (“Lani Pixels”) for total consideration of $10.2 million, reduced by approximately $5.1 million for the value of our treasury shares issued. Lani Pixels is an animation production company focused on feature length films and digital marketing content. Lani Pixels is based in Billund, Denmark and it has offices in Denmark and Dubai, U.A.E. The Company owns 40.02% of the common shares and controls 50.02% of the voting rights of Lani Pixels. Lani Pixels is a Variable Interest Entity (“VIE”) based on its governance structure, and we consolidate Lani Pixels in our unaudited condensed consolidated financial statements since we have the power to direct activities that most significantly impacts its economic performance. We have a voting rights agreement with a 10% shareholder granting us the irrevocable right to vote their shares in our favor. Additionally, the Company holds a majority of the seats on the Board of Directors of Lani Pixels (3 out of 5 board seats). There are no liquidity arrangements, guarantees or other financial commitments between the Company and Lani Pixels (except as disclosed in Note 14, Commitments and Contingencies), and therefore, our maximum risk of financial loss is our 40.02 % interest and $2.5 million in debt, consisting of a $500,000 note payable and $2.0 million debenture. Beyond its primary focus on feature length animated films, Lani Pixels plans to use its capabilities to produce animated training materials for the DubLi Network and digital marketing content for DubLi.com in the future and sales purposes as well as for product and sales training. Thus, on a going forward basis Ominto intends to work with Lani Pixels as its strategic content partner.

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

The financial position, results of operations and cash flows of the Lani Pixels acquisition have been included in our unaudited condensed consolidated financial statements since December 13, 2016, the results below were included in our consolidated accounts since acquisition for the nine months ended June 30, 2017.

Revenue	$802
Net Loss including noncontrolling interest	$959,843

The following reconciles the aggregate purchase price for the Lani Pixels acquisition to the cash paid for the acquisition, net of cash required:

Purchase price	$5,075,428
Less: cash acquired	(1,183,401)
Purchase price, net of cash acquired	3,892,027
Less: common stock issued	4,571,428
Less: promissory note issued	4,000
Net cash inflow	$683,401

The fair value of the Ominto, Inc. common stock issued as part of the consideration paid for Lani Pixels was determined on the basis of the closing market price of the common stock on the acquisition date.

Lani Pixels is a Variable Interest Entity (“VIE”) based on the governance structure. Therefore, we have consolidated Lani Pixels in our unaudited condensed consolidated financial statements because we have the power to direct activities that most significantly impact Lani Pixels’ economic performance. We also have a voting rights agreement with a 10% shareholder of Lani Pixels that granted us the irrevocable right to vote those shares in our favor. Additionally, Ominto and Lani Pixels signed an amendment to the Share Exchange Agreement, whereby Lani Pixels acknowledges and agrees to ensure Ominto receives a minimum of three (3) seats on the Board of Directors of Lani Pixels, which shall at all times represent a majority of the Board of Directors. Our maximum risk of financial loss is our 40.02% interest and any loans in the form of debentures and promissory notes that we have provided to Lani Pixels from time to time which are described in Note 5, Acquisitions and Note 11, Debt.

The transaction is being accounted for using the acquisition method of accounting which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. Acquisition accounting is dependent upon certain valuations and other studies that have yet to commence or progress to a stage where there is sufficient information for a definitive measurement. The process for estimating the fair values of identifiable intangible assets and certain tangible assets and assumed liabilities requires the use of judgment in determining the appropriate assumptions and estimates. The fair value estimates are primarily based on Level 3 inputs including future expected cash flow, market rate assumptions and discount rates. The entire purchase price allocation for Lani Pixels is preliminary. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments will be recorded during the measurement period during fiscal year 2017. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the purchase accounting assessment may result in changes in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s unaudited condensed consolidated financial statements as of June 30, 2017 prior to filing annual Report on Form 10-K.

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

	For the three months ended June 30,	For the nine months ended June 30,
	2016	2017	2016
Revenue	$4,022,895	$28,144,193	$13,558,462
Net loss including noncontrolling Interest	$2,216,555	$9,320,123	$7,584,549

No proforma results for the three months ended June 30, 2017 are presented as those results are included in our unaudited condensed consolidated financial statements for the entire period.

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

Ominto shall have the right, but not the obligation, to purchase up to four hundred one thousand seven hundred eighty-five (401,785) of the Ominto Shares (the “Offer Shares”) from Quant. Ominto shall have the right commencing on the Closing Date and continuing for twelve (12) months thereafter to purchase the Offer Shares from Quant at a purchase price of five dollars ($5) per share.

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

The Company has incurred expenses and made payments to Quant against their invoices for advisory and IT solutions services (see Note 10, Related Party Transactions). During the three and nine months ended June 30, 2017, the Company incurred expenses of $774,793 and $2,219,785 respectively and made payments totaling to $881,975 and $2,142,769 respectively to Quant. These costs were expensed and included in selling, general and administrative expenses in the accompanying statement of operations for the three months ended June 30,2017. During the three months and nine months ended June 30, 2016, the Company incurred expenses of $536,224 and $634,341 and made payments totaling to $498,347 and $518,347 respectively to Quant. The Company is not aware of events or changes in circumstances that would have a significant adverse effect on the carrying value of its cost method investee.

7. Deferred Costs

Deferred costs represent paid or accrued commission costs which are directly related to: (i) unearned subscription fees are expensed ratably over the subscription periods; and (ii) advertising and marketing programs which are expensed when all services and obligations are fulfilled. Deferred costs expensed are included in costs of revenues.

8. Property and Equipment, Net

Property and equipment comprised the following:

	As of
	June 30, 2017	September 30, 2016
Land:
Held for sales incentives	$874,748	$874,748

Computers and equipment	$869,420	$347,765
Software development	1,243,188	1,193,386
Furniture and fixtures	178,777	176,295
	2,291,385	1,717,446
Accumulated depreciation	(1,220,820)	(549,878)
	1,070,565	1,167,568

Total	$1,945,313	$2,042,316

Land Held for Sales Incentives

We acquired a contract right to acquire a land parcel consisting of 15 lots in the Cayman Islands in March 2010. As of June 30, 2017, the land value of approximately $0.9 million consisted of the contract price and land filled cost of approximately $3.6 million less an impairment of approximately $2.7 million that was based on our evaluation of the estimated fair value.

The investment in the land parcel in the Cayman Islands is intended to provide incentive rewards to the best performing DubLi Network Business Associates upon attaining certain performance objectives.

Depreciation and amortization

Depreciation and amortization expense was $399,140 and $115,854 for the nine-month periods ended June 30, 2017 and 2016, respectively. The increase is primarily due to software costs associated with the launch of our new website that were capitalized during the quarter ended June 30, 2016 and are now being depreciated. Depreciation expense was $145,523 and $80,741 for the three-months periods ended June 30, 2017 and 2016, respectively.

9. Goodwill

Changes in the carrying amount of goodwill for the nine months ended June 30, 2017 are as follows:

Goodwill
Beginning balance at acquisition	$19,559,401
Foreign currency translation impact	1,522,534

Ending balance	$21,081,935

10. Related Party Transactions

As of June 30, 2017, and September 30, 2016, the Company owed $2,061,846 and $539,438, respectively to related parties.

As mentioned in Note 5 Acquisition, and Note 11, Debt, the Company loaned its VIE, Lani Pixels $500,000 on November 1, 2016 and Lani Pixels issued a promissory note in the amount of $500,000 to the Company. The Note matured on October 31, 2017 and accrues interest at a rate of 3% per annum. The Company also purchased a senior secured debenture (the “Debenture”) from Lani Pixels in the amount of $2.0 million. In addition, the Company has loaned Lani Pixels amounts totaling to $1,350,060 during the nine months ended June 30, 2017 against which Lani Pixels has issued promissory notes. These notes mature on various dates in 2017 and 2018 and accrue interest at a rate of 12% per annum. The $500,000 note referred to above was extended to October 31, 2017. These amounts are eliminated in consolidation.

Our CEO’s and COO’s compensation are paid to Best Invest Commercial Brokers Ltd, a UAE corporation (“Best Invest”) that is owned and controlled by our CEO and COO. During the three months and nine months ended June 30, 2017, the Company incurred payroll related expenses of $ 156,153 and $540,648 respectively and made payments totaling to $153,865 and $490,448 respectively to Best Invest. As of June 30, 2017, the Company had a net payable balance of $8,200 with Best Invest. During the three months and nine months ended June 30, 2016, the Company incurred expenses of $212,400 and $292,400 respectively and made payments totaling to $0 and $80,000 respectively to Best Invest. As of September 30, 2016, the Company had a net receivable balance of $42,000 with Best Invest.

Best Invest Commercial Brokers Ltd., also advanced $221,120 and $1,476,134 respectively to Lani Pixels during the three months and nine months ended June 30, 2017. These advances are uncollateralized, non-interest bearing and due on demand. As of June 30, 2017, $1,476,134 of these advances remain outstanding.

Quant Systems, Inc. (“Quant”), provides programming support and maintenance to the Company. The Company acquired 18.75% in the capital of Quant on December 13, 2016 (see also Note 6, Investment in unconsolidated company) and as such is considered a related party. During the three and nine months ended June 30, 2017, the Company incurred expenses of $774,793 and $2,219,785 respectively and made payments totaling to $881,975 and $2,142,769 respectively to Quant. As of June 30, 2017, the Company had a net payable balance of $151,378 with Quant comprised of programming expenses. During the three months and nine months ended June 30, 2016, the Company incurred expenses of $536,224 and $634,341 and made payments totaling to $498,347 and $518,347 respectively to Quant. As of September 30, 2016, the Company had a net payable balance of $74,362 with Quant.

COC, GmbH, (“COC”) provides administrative support and outsource services to the Company in Berlin, Germany, shares common ownership with Ominto, and is reimbursed for salaries, rent and other establishment expenses. COC has focused almost exclusively on work for Ominto providing outsource service for Ominto. During the three and nine months ended June 30, 2017, the Company incurred expenses of $271,661 and $995,173 respectively and made payments totaling to $468,079 and $1,178,014 respectively. As of June 30, 2017, the Company had a net payable balance of approximately $153,862 with COC for administrative expenses. During the three months and nine months ended June 30, 2016, the Company incurred payroll related expenses of $285,078 and $734,229 respectively and made payments totaling to $112,258 and $445,771 respectively to COC. As of September 30, 2016, the Company had a net payable balance of $336,703 with COC comprising of administrative expenses. The acquisition was consummated during the quarter and the net assets were brought over at book value and resulted in a gain of approximately $194,000 that was captured as Additional Paid in Capital on the Unaudited condensed consolidated Balance Sheet.

Agaani, UAE, (“Agaani”) provides administrative support to the Company in Dubai, UAE, and gets reimbursed for salaries, rent and other establishment expenses. Agaani shares common ownership with Ominto and is thus considered a related party. Agaani has focused almost exclusively on work for Ominto providing outsource service for Ominto. Agaani was acquired on April 1, 2017. During the three months and nine months ended June 30, 2017, the Company incurred expenses of $359,188 and $ 1,314,152 respectively and made payments totaling to $354,589 and $1,106,127 respectively to Agaani. As of June 30, 2017, the Company had a net payable balance of approximately $272,272 with Agaani comprised of dues for administrative expenses. During the three months and nine months ended June 30, 2016, the Company incurred payroll related expenses of $159,770 and $535,354 respectively and made payments totaling to $109,820 and $394,228 respectively to Agaani. As of September 30, 2016, the Company had a net payable balance of $64,247 with Agaani comprised of administrative expenses.

As of June 30, 2017, the Company had issued approximately 20,538 shares in private placement to related parties.

On March 8, 2017, the Company awarded our CEO, Michael Hansen, a $2,000,000 cash bonus which he utilized along with $70,000 of his own funds to acquire 300,000 shares of common stock from the Company at the price of $6.90 per share; and $70,000 of which was recorded as a subscription receivable as of March 31, 2017 and was paid in full as of June 30, 2017.

Effective as of April 1, 2017, the Company entered into a Consulting Agreement with Mr. Gregory Newell, a Director of the Company, pursuant to which Mr. Newell will assist the Company with its further expansion efforts in Asia. The term of the Consulting Agreement is for a period of six (6) months and provides that Mr. Newell shall be paid $9,500 per month and be reimbursed for reasonable business expenses.

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

11. Debt (Lani Pixels)

During 2016, prior to the Company’s acquisition of Lani Pixels, Lani Pixels authorized up to $12,000,000 of senior secured term bonds. As of June 30, 2017, there were a total of approximately $3,700,000 of debenture bonds outstanding; of this amount Ominto is the holder of a $2,000,000 debenture. The debenture owned by Ominto has been eliminated in the unaudited condensed consolidated balance sheet as of June 30, 2017. The net proceeds will be used to finance the production of an animated feature film and pay any fees associated with this offering. The Debenture has a coupon of 5% per annum, payable semi-annually and a running fee that entitles the holder to 3% of the gross revenues from July 1, 2017 to and including December 31, 2025, paid semi-annually on April 12, 2019 for the preceding semi-annual period from July 1 through December 31. The Debenture matures on February 12, 2026 and has a call option under which the principal amount may be redeemed in whole from April 12, 2019 or on any consecutive coupon date thereafter.

Should Lani Pixels default on the debenture bonds, the holders of the debenture bonds (including Ominto) have a first priority lien and security interest in all assets, revenues, shares, accounts and rights, and any future movie productions, including but not limited to first priority pledges over all of Lani Pixels’ direct and indirect equity interests, and all other tangible and intangible personal property. Lani Pixels is not in compliance with the covenant in the Debenture to set up a debt service reserve account. Therefore, the debt is considered in default and callable and this amount is classified as current liabilities in the accompanying balance sheet as of June 30, 2017.

12. Discontinued Operations

The Company discontinued all auction activities effective March 28, 2013. As a result, the operating results for the auction program have been reclassified to income from discontinued operations in the unaudited condensed consolidated statement of operations.

During the nine-months ended June 30, 2017 and 2016, income from discontinued operations, net of taxes recognized from credits breakage amounted to approximately $26,000 and $32,000, respectively, and liabilities from discontinued operations consisted of unused credits of approximately $0 and $27,000 for the periods June 30, 2017 and September 30,2016, respectively.

All costs associated with credits associated with the discontinued reverse auction program were fully recognized as of the effective date of the termination. All liabilities for unused credits associated with the discontinued reverse auction program were fully recognized in the nine months ended June 30, 2017. Liabilities for unused credits of discontinued operations at June 30, 2017 and September 30, 2016 were $0 and $27,000, respectively.

13. Income Taxes

We conduct business globally and operate in several foreign jurisdictions in addition to the United States. For the nine (9) months ended June 30, 2017 and 2016, our reported income tax rate was lower than the US federal statutory rate primarily due to lower income tax rates in the foreign jurisdictions where we operate, and as a result of net income or losses for the periods, the utilization of net operating loss carry-forwards and the valuation allowance against deferred tax assets.

14. Commitments and Contingencies

On December 21, 2016, a subsidiary of our VIE, Lani Pixels entered into a transfer agreement to repurchase rights for the Company's feature-length, animated film from Cinemation 1, ApS, a prior provider of financing for the film project.  The rights were repurchased for approximately $922,000 plus transaction costs, with approximately $567,150 paid upon signing and the remaining $493,874 due by March 15, 2017. As a condition of the transfer agreement, Lani Pixels pledged collateral, though custody of the stock certificates never happened, in the form of 1,285,714 shares (“the Shares”) of Ominto common stock which it received in the Share Exchange Agreement dated December 13, 2016 and which is reported as treasury stock in the Company’s unaudited condensed consolidated financial statements at December 31, 2016.  On March 22, 2017, the Company paid the balance of the agreement and the Shares are no longer pledged as collateral.

Employment agreements

The Company has employment agreements with certain officers, which extend to 60 months, and are renewable for successive one year terms. These agreements provide for base levels of compensation and separation benefits. Future minimum payments under these employment agreements as of June 30, 2017 are as follows:

June 2018	$600,000
June 2019	600,000
June 2020	600,000
June 2021	195,000
Total	$1,995,000

In addition to the above, the Company has committed separation benefits payable to these officers under certain events described in their employment agreements.

Operating Leases

The Company leases office premises located in Boca Raton, Florida, Berlin, Germany, Dubai, United Arab Emirates (UAE) and in Tokyo, Japan. The initial term of the Florida lease was for 39 months. During fiscal year 2016, the Company increased its leased space in Florida and extended the lease term to 63 months until October 31, 2021. The term for the Berlin lease was for 12 months ending on December 31, 2017. The Dubai related leases all have terms of 12 months in which the latest ends on February 28, 2018 and the Tokyo related lease has a term of 6 months ending on 8/31/2017. Future minimum payments under all leases as of June 30, 2017 is as follows:

June 2018	$220,779
June 2019	109,169
June 2020	109,169
June 2021	109,169
June 2022	36,390
Total	$584,676

15. Equity

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

The Company sold 523,161 shares of its common stock to various foreign investors totaling approximately $2.1 million during the nine months ended June 30, 2017 as part of a private placement. The Company sold a total of 1,278,000 shares in private placements since inception date and issued stock certificates for 1,252,000 shares as of June 30, 2017. Shares certificates for 26,000 shares are yet to be issued as of June 30, 2017.

The Company issued 153,224 vested shares of restricted common stock to three employees and consultants during the nine months ended June 30, 2017 that were fully earned and accrued.

The Company sold 225,000 shares of common stock to an investor and recorded a subscription receivable in the amount of $900,000 during the nine months ended June 30, 2017. The subscription receivable was evidenced by a promissory note that was due to be paid in February 2017. Such promissory note was subsequently amended and the maturity date was extended to February 14, 2018. This has been recorded as a reduction to the Company’s total stockholder’s equity in accordance with GAAP. The amended promissory note bears interest at the rate of 3.5% per year and is secured by the 225,000 shares of stock and a mortgage on Danish real estate. Should the borrower default, the interest rate will increase to 12% per year.

During the quarter ended March 31, 2017, the Company awarded 100,000 shares of restricted common stock to the Company’s CEO and accelerated the vesting of 100,000 shares of restricted common stock previously awarded to the Company’s CEO. The Company originally issued the previously awarded 100,000 restricted shares using the common stock price on the vesting date of $5.70 instead of the grant date price of $3.05. Subsequent to issuing the original award, we adjusted the price resulting resulted in a reduction in stock compensation expense of $265,000 in the unaudited condensed consolidated accompanying statements of operations. Pursuant to an amendment to his employment agreement dated as of March 8, 2017, the 100,000 newly awarded shares fully vested on March 8, 2017. The closing price of the Company’s common stock on that date was $6.90 and was used to value such shares. The amendment also provided that the 100,000 shares previously awarded would vest on the date the Company obtained approval for the listing of the Company’s common stock on the Nasdaq Capital Markets stock exchange. The grant date closing price of the Company’s common stock on November 17, 2016 was $3.05. The total value of the shares issued to the Company’s CEO was $995,000 which has been recorded as stock-based compensation during the nine months ended June 30, 2017. Additionally, in recognition of Mr. Hansen’s efforts in helping the Company obtain its approval for listing, the Company awarded him a $2,000,000 cash bonus which he utilized along with $70,000 of his own funds to acquire 300,000 shares of common stock from the Company at the price of $6.90 per share.

The Company’s approval to list shares on the Nasdaq Capital Markets stock exchange (“Nasdaq”) on March 6, 2017 resulted in several Business Associates earning 218,052 shares of the Company’s common stock in connection with a prior marketing campaign called the “Hot Summer Promotion.” During 2016, the Company initiated a program called the “Hot Summer Promotion” whereby, in addition to standard commissions, the Company offered an extra 20% commission to participating BAs (payable in shares of Ominto common stock subject to approval of the listing of the Company’s common stock on Nasdaq), the Company deemed the shares to be fully earned under the Hot Summer Promotion. During the three months ended June 30, 2017, the Company recognized approximately $390,000 of commission expense (out of a total of $1,281,000) and will issue approximately 218,000 shares related to this promotion. The Company valued these shares using the closing price of the Company’s common stock on March 6, 2017.

As of June 30, 2017, a total of approximately 26,000 shares of common stock were committed for issuance in one unregistered private placements to various foreign investors. These shares are reflected as issued on the books of the Company, but stock certificates have not yet been issued due to certain administrative and documentation requirements. Certificates for these shares committed for issuance are expected to be issued during the quarter ended September 30, 2017 or shortly thereafter.

As of June 2017, a total of approximately 219,000 shares of common stock are committed for issuance related to our “Hot Summer Promotion”. These shares are reflected as issued on the books of the Company, but stock certificates have not yet been issued due to certain administrative and documentation requirements.

16. Stock-Based Compensation

On June 20, 2017, the Company’s shareholders approved the Ominto 2017 Omnibus Incentive Plan (the “2017 Plan”) which replaces the 2010 Omnibus Equity Compensation Plan. Under the 2017 Plan. 3,275,000 shares of our common stock are reserved for issuance.

The following table summarizes information about stock option activity under the 2017 Plan and the former 2010 Omnibus Equity Compensation Plan for the nine months ended June 30, 2017:

Balance outstanding, September 30, 2016	440,968
Granted	663,000
Exercised	-
Forfeited	(62,856)
Balance outstanding, June 30, 2017	1,041,112

During the nine months ended June 30, 2017, the Company granted 663,000 stock options to various employees, consultants and Directors which vest over 30 to 60 months under both the 2017 Plan and the former 2010 Omnibus Equity Compensation Plan.

During June 2017, the Company awarded 150,000 stock options to Executive Chairman of the Board Mitch Hill who also served as Interim CEO during 2016 (whose options had been previously, partly rescinded in January 2017) and 98,500 stock options to various other employees. The stock options were granted at an exercise price of $7.26 that vest over 3 years under the 2017 Equity Compensation Plan.

The Company awarded 100,000 stock options to CFO, Raoul Quijada, on March 7, 2017 at an exercise price of $5.70 (the closing price of the Company’s common stock on March 7, 2017), which vest through June 2019, and expire in June 2024 under the 2010 Omnibus Equity Compensation Plan. In addition, during December 2016, the Company granted 100,000 stock options to Mitch Hill, a Director on the Board who also served as Interim CEO during 2016 at an exercise price of $2.80 (subsequently modified to $4.00 on January 17, 2017 due to an adjustment for the use of an incorrect fair value price) which vest over 2 ½ years and expire approximately 5 years after final vesting10 years after the date of grant. Also in December 2016, the Company granted 120,000 stock options to 4 Directors on the Board and 94,500 stock options to various employees at an exercise price of $2.80 (subsequently modified to $4.00 per share on January 17, 2017 due to an adjustment for the use of an incorrect fair value price) that vest over 3 to 5 years and which expire approximately 5 years after the final vesting in accordance with the 2010 Omnibus Equity Compensation Plan.

The Company determines the fair value of stock option awards using the Black-Scholes Pricing Model with estimates of option lives, stock price volatility and interest rates, then expensed over the periods of services. During the quarter ended June 30, 2017, the Company changed the stock price volatility assumption being used in the Black-Scholes Pricing Model from a peer group based estimate (85%) to the Company’s actual volatility (currently approximately 125%) based on actual trading data.

Options Activity

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of June 30, 2017	1,041,112	$5.55	6.87	$9,763,482

Exercisable as of June 30, 2017	487,282	$5.69	5.47	$4,547,670

Unamortized stock option compensation expense for stock option awards at June 30, 2017 was approximately $2.3 million and is expected to be recognized over a period of 2.44 years.

Restricted Stock Awards

The following table summarizes information about restricted stock award activity under the Plan for the nine months ended June 30, 2017:

Balance outstanding, September 30, 2016	155,280
Granted	351,687
Vested	(302,214)
Forfeited	(952)
Balance outstanding, June 30, 2017	203,801

During the nine months ended June 30, 2017, the Company granted 151,687 restricted shares of common stock to various employees, including 100,000 restricted shares to the Company’s COO under the Plan which vest over 36 to 60 months. In addition, the Company granted 200,000 restricted shares of common stock to its CEO Michael Hansen which became fully vested upon the Company’s common stock being approved for listing on the Nasdaq Capital Market stock exchange on March 6, 2017. The Company also granted 21,687 restricted shares of common stock to its employees in USA, UAE and Germany. Of these restricted shares, 18,677 became fully vested immediately and the remaining 3,010 will vest in the future.

The Company determines the value of its restricted stock awards on the grant date using the intrinsic value method which is based on the number of shares granted and the quoted price of our common stock on the grant date. As of June 30, 2017, there were 203,801 unvested restricted shares outstanding with a weighted-average grant date value of $5.09. The restricted stock awards vest over the next 3.2 years. The unamortized value of unvested restricted shares is $945,000.

During the nine months ended June 30, 2017, the Board rescinded 400,000 restricted shares that had been awarded to CEO Michael Hansen in the prior quarter, 200,000 restricted shares that had been awarded to COO Betina Dupont Sorensen in the prior fiscal year and 180,000 stock options that had been awarded to Director/former Interim CEO Mitch Hill in the prior quarter. These rescissions were completed in order to be compliant with our 2010 Equity Incentive Plan.

Stock-based compensation expense for the three months ended June 30, 2017 and 2016 was $973,478 and $1,103,327, respectively. Stock-based compensation expense, representing restricted stock and stock options, for the nine months ended June 30, 2017 and 2016 was $2,654,130 and $1,797,815, respectively.

17. Segment Information

We have two reportable segments: (i) E-Commerce cashback and network marketing which includes business license fees, membership subscription fees, commission income, and advertising and marketing programs; and (ii) Animated movie production revenue.

Information concerning our revenue, gross profit, income from operations, depreciation, capital expenditures, goodwill and total assets by segment are as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue:
e-commerce Cash Back and network marketing	$14,387,604	$3,989,720	$28,121,216	$13,418,612
Animated movie production	802	-	802	-
Total	$14,388,406	$3,989,720	$28,122,018	$13,418,612

Gross profit:
e-commerce Cash Back and network marketing	$3,909,068	$2,255,155	$8,471, 697	$4,777,194
Animated movie production	802	-	802	-
Total	$3,993,870	$2,255,155	$8,472,499	$4,777,194

Loss from operations:
e-commerce Cash Back and network marketing	$(1,312,959)	$(1,946,044)	$(8,131,798)	$(7,239,788)
Animated movie production	(322,769)	-	(959,543)	-
Total	$(1,635,728)	$(1,946,044)	$(9,091,341)	$(7,239,788)

Depreciation:
e-commerce Cash Back and network marketing	$(117,317)	$(80,741)	$(351,264)	$(115,854)
Animated movie production	(28,206)	-	(47,876)	-
Total	$(145,523)	$(80,741)	$(399,140)	$(115,854)
Capital expenditures:
e-commerce Cash Back and network marketing	$(16,418)	$(177,411)	$(93,231)	$(683,041)
Animated movie production	-	-	27,161	-
Total	$(16,418)	$(177,411)	$(66,070)	$(683,041)

	June 30,	September 30,
	2017	2016
Goodwill:
e-commerce Cash Back and network marketing	$-	$-
Animated movie production	21,081,935	-
Total	21,081,935	-

Total assets:
e-commerce Cash Back and network marketing	27,901,286	21,684,811
Animated movie production	27,273,996	-
Total	$55,175,282	$21,684,811

Total segment assets may be reconciled as our total assets less investment in unconsolidated company.

Total revenues recorded in our two geographic regions are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenues:
Domestic	$149,330	$2,065,054	$531,490	$6,961,890
Foreign	14,239,076	1,924,666	27,590,528	6,456,722
Total	$14,388,406	$3,989,720	$28,122,018	$13,418,612

Revenues:
Continuing operations	$14,388,406	$3,989,720	$28,122,018	$13,418,612
Discontinued operations	209	-	26,035	31,879
Total	$14,388,614	$3,989,720	$28,148,053	$13,450,491

18. Subsequent Events

Pursuant to the Certificate of Designation, 185,000 shares of our super voting preferred stock previously held by our CEO, were mandatorily converted into 185,000 shares of common stock, effective August 17, 2017.

During July, August 2017 and October 2017, the Company provided three additional short-term loans in the amounts of $300,000, $350,000 and $330,000 to its VIE, Lani Pixels A/S, through Lani Pixels’ subsidiary Lani Pixels DMCC. The loans mature on July 25, 2018, August 30, 2018 and October 29, 2018, respectively and bear a fixed interest rate of 12% per year and payable in one lump-sum payment of principal, unpaid interest and any other amounts that are due on their respective due dates. Should Lani Pixels default on the loan, the interest rate increases to 15% per year and Ominto reserves the right to seek a conversion of principal to senior debtor status pari-passu with common lenders to the extent that there are available assets.

During July 2017, the Company issued 30,999 restricted shares that were fully earned and accrued as of June 30, 2017.

The Company extended the due date of the $500,000 promissory note owed by Lani Pixels that was due to be repaid on October 31, 2017 as described in Note 10, Related Party Transactions, and Note 11, Debt. The new due date is October 31, 2018 and the promissory note continues to accrue interest at a rate of 3% per annum.

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

Factors that could prevent us from achieving our goals and cause the assumptions underlying the forward-looking statements and the actual results to differ materially from those expressed in or implied by those forward-looking statements include, among other things:

●	risks related to our ability to continue as a going concern being in doubt;

●	our inability to generate enough customers or enough purchasing activity for our shopping websites;

●	our inability to establish and maintain a large growing base of Business Associates;

●	our failure to adapt to technological change;

●	increased competition;

●	increased operating costs;

●	changes in legislation applicable to our business;

●	our failure to improve our internal controls;

●	our inability to generate sufficient cash flows from operations or to secure capital to enable us to maintain our current operations or support our intended growth;

●	our inability to successfully integrate Lani Pixels into our operations; and.

●	our inability to secure additional financing to enable Lani Pixels to complete its current animated film production.

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

During the quarter ending June 30, 2017, we launched an enhanced VIP Lounge membership. The VIP Lounge offers new products and benefits, including DubLi Travel. DubLi Travel is Ominto’s search engine, featuring worldwide hotel coverage and listing one of the largest hotel inventories at more than 15,000 destinations. With discounts of up to 60% on hotel bookings, DubLi Travel is backed by leading travel industry hotel accommodation partners, priceline.com, Booking.com and agoda.com, who have a global presence in North America, Europe, the Middle East and Asia-Pacific region. Ominto’ new VIP Lounge offers more options for VIP members to save on travel, leisure and entertainment activities, local shopping, dining and services. VIP Lounge members can save on air travel with 10% discounted flight vouchers on round-trip flights anywhere in the world. The new VIP Lounge also offers up to 50% discounts on local retail and dining with over 400,000 offers available throughout North America.

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

The Company acquired a 100% of the shares of COC, GmbH, (“COC”), a related party, which was purchased for minimal consideration, that provides administrative support to the Company in Berlin, Germany. The company is reimbursed for salaries, rent and other establishment expenses. COC has focused almost exclusively on work for Ominto providing outsource services for Ominto. The acquisition was consummated during the quarter and the net assets were brought over at book value and resulted in a gain of approximately $194,000 that was captured as Additional Paid in Capital on the Unaudited condensed consolidated Balance Sheet.

The Company acquired a 100% of the shares of Agaani, (“Agaani”) that provides administrative support to the Company in Dubai, UAE. This acquisition resulted in neither a gain nor a loss. Agaani shares common ownership with Ominto and is thus considered a related party. The company is reimbursed for salaries, rent and other establishment expenses. Agaani has focused almost exclusively on work for Ominto providing outsource services for Ominto.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Consolidated Results

Net loss including noncontrolling interests totaled approximately $1.8 million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively. Gross income increased approximately $1.7 million and this was offset by an increase in selling, general and administrative expenses of approximately $1.4 million. The loss from operations decreased $200,000 in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Further discussions on the results from continuing operations and discontinued operations are provided below.

Continuing Operations

Revenues totaled approximately $14.4 million and $4.0 million for the three months ended June 30, 2017 and 2016, respectively. The increase was primarily due to an increase in: (i) business license fees from Business Associates as a result of a higher volume of registrations under the program; (ii) membership subscription fees from increased sales of VIP memberships, and (iii) marketing programs sold to the company’s BAs in order to provide an opportunity for the BAs to participate in the Cash Back and VIP membership commission generated from the shopping activity of Dubli.com customers.

Gross profit was approximately $4.0 million and $2.4 million for the three months ended June 30, 2017 and 2016, respectively. The $1.6 million improvement consisted of an increase in revenues of $10.4 million partially offset by an increase in cost of revenues of $8.7 million. Gross profit as a percentage of revenues was approximately 28% and 56% during the three months ended June 30, 2017 and 2016, respectively. Increased sales of memberships at discounted prices led to top line growth but resulted in a drop in gross margins in relation to the preceding period(s).

Selling and administrative expense increased by $1.5 million from $4.1 million in the third quarter of 2016 to $5.6 million for the same period in 2017, primarily due to the increase in accounting, legal and other professional fees related to SOX compliance. We also incurred increases in: (a) rent, office and other related expenses due to growth of the Company that necessitated additional office space in USA, UAE and Germany; (b) payroll cost and (c) foreign exchange transactional costs; which were partially offset by a decrease in travel expense due to reduced travel by better organization and more efficient use of technology for conducting meetings. Details of our SG&A expenses are summarized as follows:

	For the three months ended June 30,
(All amounts in $ thousands)	2017	2016	Change

Advertising and marketing costs	$61	$25	$36
Depreciation	150	81	69
Outside service fees	1,529	959	570
Payroll costs	2,444	2,085	359
Rent and office expenses	672	152	520
Banking and processing fees	87	250	(163)
Foreign exchange	689	262	427
Travel expenses and others	(2)	387	(389)
Total	$5,630	$4,201	$1,429

NINE MONTHS ENDED JUNE 30, 2017 COMPARED TO NINE MONTHS ENDED JUNE 30, 2016

Consolidated Results

Net loss attributable to Ominto totaled $9.1 million and $7.0 million for the nine months ended June 30, 2017 and 2016, respectively. Net loss including non-controlling interests totaled approximately $9.2 million for the nine months ended June 30, 2017 compared to a net loss of $7.0 million for the nine months ended June 30, 2016. The increase in net loss including non-controlling interests primarily consisted of an increase in selling, general, and administrative expenses of approximately $5.6 million partially offset by an increase in gross income of approximately $3.7 million.

Continuing Operations

Revenue totaled approximately $28,1 million and $13.4 million for the nine months ended June 30, 2017 and 2016, respectively. The increase of approximately $14.7 million was primarily due to higher sales volume of: (i) business license fees; and (ii) membership subscription fees for VIP Lounge memberships partially offset by higher sales of lower priced marketing packages. The increase is attributable to 1) the growth in Japan which started in July 2016 and 2) the revenue recognition on the customer acquisition marketing packages and 3) marketing programs sold to the company’s BAs in order to provide an opportunity for the BAs to participate in the Cash Back and VIP membership commission generated from the shopping activity of Dubli.com customers.

Gross profit totaled approximately $8.5 million and $4.8 million for the nine months ended June 30, 2017 and 2016, respectively. The $3.7 million increase primarily consisted of an increase of $14.7 million in revenues partially offset by a $11.0 million increase in costs of revenue during the nine months ended June 30, 2017. During the nine months ended June 30, 2017 and 2016, gross profit as a percentage of revenues was approximately 30% and 36% respectively. Increased sales of memberships at discounted prices led to top line growth but resulted in a drop in gross margins in relation to the preceding period(s). Gross profit also declined due to the issuance of common stock as compensation to Business Associates in connection with marketing programs.

SG&A expenses were approximately $17.6 million and $12.0 million for the nine months ended June 30, 2017 and 2016, respectively. The increase was primarily due to approximately $7.8 million in payroll costs that included a $2.0 million bonus awarded to the CEO and $1.3 million of additional stock compensation to the CEO in connection with the successful listing of the Company’s common stock on the Nasdaq National Capital Markets stock exchange. In addition, we had an increase in accounting, legal and other professional fees related to SOX compliance and Nasdaq compliance requirements. We also incurred increases in: (a) rent, office and other related expenses due to growth of the Company that necessitated additional office space in USA, UAE and Germany; and (b) payroll cost; which were partially offset by (i) a decrease in travel expense due to reduced travel by a decrease in travel expense and more efficient use of technology for conducting meetings.and (ii) foreign  exchange transactional costs. Details of our SG&A expenses are summarized as follows:

	For the nine months ended June 30,
(All amounts in $ thousands)	2017	2016	Change

Advertising and marketing costs	$340	$71	$269
Depreciation	404	115	289
Outside service fees	5,297	2,522	2,775
Payroll costs	7,754	6,400	1,354
Rent and office expenses	2,219	458	1,761
Banking and processing fees	951	687	264
Foreign exchange	93	279	(186)
Travel expenses and others	506	1,485	(979)
Total	$17,564	$12,017	$4,118

Discontinued Operations

Income from discontinued operations was approximately $26,000 and $32,000 for the nine months ended June 30, 2017 and 2016, respectively. The decrease was primarily due to lower revenues in the final recognition of credits breakage associated with inactive BAs from our previous reverse auction business that was closed in 2013.

Foreign Exchange Gain/Losses and the Foreign Currency Translation Adjustment

The Company measures and translates the effects of foreign currency fluctuations in accordance with Accounting Standards Codification (“ASC”) 830, Foreign Currency Matters.

Our operations are conducted in multiple currencies and are exposed to foreign exchange rate fluctuations. Our net revenues and related expenses generated from international locations are denominated in the functional currencies of the local countries, primarily in Euros, Danish Kroners, and Indian Rupees.  Our results of operations and certain of our intercompany balances associated with our international locations are exposed to foreign exchange rate fluctuations. Transactions settled in a currency other than the functional currency; primarily the Euro, are measured at that day’s exchange rate. Changes in functional currency amounts that result from the daily measurement process are considered transaction gains or losses and are included in foreign exchange gains /losses in the statements of operations.

Our assets and liabilities of foreign subsidiaries with a functional currency other than the U.S. dollar are translated into U.S. dollars at period-end exchange rates, with resulting translation gains or losses. Revenue and expenses are translated into U.S. dollars at average rates of exchange during the applicable period. Stockholders’ equity transactions are measured at the exchange rates at the date of each transaction. The net effect of these translations is the foreign currency translation adjustment that is included in accumulated other comprehensive income (loss) on the balance sheets. The foreign currency translation adjustment represented gains of approximately $1.2 million and $516,000 for the three months ended June 30, 2017 and 2016.

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

Current liabilities include $18.8 million of Deferred subscription fee revenue and $6.7 million of Deferred advertising revenue which are amortized over a twelve-month period based on the terms of the underlying advertising programs. Current assets include Deferred costs of $14.0 million which are being amortized over a twelve-month period and represent about $1.2 million of expense per month. As shown above, excluding Deferred costs from current assets and Deferred subscription fee revenue and Deferred advertising revenue from current liabilities, we had a working capital deficit of approximately $5.5 million (non-U.S. GAAP basis) at June 30, 2017. For terms of the Deferred subscription fee program and Deferred advertising revenue program, refer to “Note 2, Summary of Significant Accounting Policies — E-commerce and memberships, in the Notes to unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Liquidity

During the nine months ended June 30, 2017, we incurred a loss from continuing operations including noncontrolling interest of $9.2 million. We have an accumulated deficit for the period from our inception through June 30, 2017 of approximately $67.8 million.

Ominto’s stockholders’ deficit of approximately $7.5 million at September 30, 2016 improved to Ominto stockholders’ equity of approximately $1.7 million at June 30, 2017 as a result of our financing of the acquisition of 40.02% interest in Lani Pixels; our investment in 18.75% of the common stock of Quant Systems, Inc. through issuances of our common stock totaling approximately $12.9 million; our private placement sale of common stock to foreign investors totaling approximately $2.1 million; issuance, private placement sale of common stock to the CEO totaling $2.0 million, and stock compensation of $1.7 million.

We had a working capital (defined as current assets less current liabilities) deficit of approximately $17.1 million as of June 30, 2017.

Total cash and cash equivalents of approximately $9.9 million at June 30, 2017 increased $300,000 from total cash and cash equivalents of approximately $9.6 million at September 30, 2016. In addition, we had restricted cash balances of approximately $1.0 million at June 30, 2017 and approximately $2.0 million at September 30, 2016.

Our primary sources of liquidity are cash flows from operations and funds raised through debt and/or equity. Our primary liquidity needs are for working capital, capital expenditures and acquisition requirements.

We generated net cash flows from operating activities of approximately $1.9 million during the nine months ended June 30, 2017 consisting primarily of the positive effect of net changes in assets and liabilities. We used cash flows from operations totaling $5.9 million during the nine (9) months ended June 30, 2016 consisting primarily of the negative effect of net changes in assets and liabilities.

We used net cash flows from investing activities of approximately $3.0 million during the nine months ended June 30, 2017 due to the purchase of a $2.0 million debenture of Lani Pixels, a $500,000 loan to Lani Pixels, $1.1 million to acquire movie rights partially offset by $683,000 from the acquisition of Lani Pixels. We used cash flows from investing activities of approximately $683,000 for capital expenditures during the nine months ended June 30, 2016.

We generated net cash flows from financing activities of $4.5 million during the nine months ended June 30, 2017 from the sale of approximately 523,000 shares of our restricted common stock to various foreign investors for cash consideration of $2.1 million and the sale of 300,000 shares of our restricted common stock ted common stock to our CEO totaling $2.1 million and $300,000 of proceeds from advances from related parties. We generated cash flows from financing activities totaling $4.2 million during the nine months ended June 30, 2016 from $1.7 million from proceeds from subscriptions payable, $1.4 million of proceeds from convertible loan, $913,000 of proceeds from the sale of common stock and $250,000 of proceeds from the exercise of a warrant for shares of common stock.

The Company’s Board of Directors and Executive Management reasonably believes that the Company will continue to exist to carry out all objectives, commitments, and stated goals for the immediate future as cash flows from operations continue to be funded by available cash balance. There is no significant information available to the contrary, as the Company is currently able to meet all current and immediate obligations without substantial asset sales or restructuring. Also, with the introduction of the new operations platform and business model and the arrival of new Executive Management members, Management believes that the financial and business trends will continue to be positive for the foreseeable future. Furthermore, there are no denial of trade credit from suppliers, and no known adverse legal proceedings that could materially affect the Company.

Debt

As described in Note 11, Debt in the Notes to unaudited condensed consolidated financial statements, Lani Pixels owes approximately $1.7 million of a senior secured term Debenture bond (“Debenture”); the net proceeds of which were used to finance the production of an animated feature film and to pay any fees associated with this offering. The Debenture has a coupon of 5% per annum, payable semi-annually and a running fee that entitles the holder to 3% of the gross revenues from July 1, 2017 to and including December 31, 2025, paid semi-annually on April 12, 2019 for the preceding semi-annual period from July 1 through December 31. The Debenture matures on February 12, 2026 and has a call option under which the principal amount may be redeemed in whole on April 12, 2019 or on any consecutive coupon date thereafter. Lani Pixels is currently not in compliance with the covenants of the debenture to set up a debt service reserve account. Therefore, Lani Pixels’ debt has been classified as current liabilities in the accompanying balance sheet at June 30, 2017.

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

Cash in Foreign Subsidiaries

We have significant operations outside the United States. As a result, cash generated by and used in our foreign operations is used only in amounts sufficient to pay general and administrative expenses in the U.S. or to fund certain U.S. operational costs. As of June 30, 2017, we held approximately $9.4 million of unrestricted and approximately $0.8 million of restricted cash in foreign subsidiaries. Certain of the Company’s foreign subsidiaries have cash balances that are denominated in U.S. dollars.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires that lessees recognize right-of-use assets and lease liabilities for any lease classified as either a finance or operating lease that is not considered short-term. The accounting applied by lessors is largely consistent from the existing lease standard. ASU 2016-02 is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018. Lessees and lessors will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We have obligations under lease agreements for facilities, which are classified as operating leases under the existing lease standard. We are still evaluating the impact ASU 2016-02 will have on the consolidated results of operations, financial condition, and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax consequences and classifications. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. Accordingly, the standard is effective for us on October 1, 2017. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations, which revises the definition of a business. The changes to the definition of the business will likely result in more acquisitions being accounted for as assets acquisition across more industries, particularly real estate and pharmaceuticals. The definition of a business also affects many different areas of accounting including disposals, consolidations, and segment changes.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in accordance with ASC Topic 718. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company does not expect the adoption of this ASU to have a material effect on its consolidated financial statements.

Subsequent Events

During July 2017, the Company issued 30,999 restricted shares that were fully earned as of June 30, 2017.

Pursuant to the Certificate of Designation, 185,000 shares of our super voting preferred stock previously held by our CEO, were mandatorily converted in 185,000 shares of common stock, effective August 17, 2017.

The Company provided short-term loans in the amounts of $300,000, $350,000 and $330,000 on July 25, 2017, August 31, 2017 and October 29, 2017 respectively to its VIE, Lani Pixels A/S, through Lani Pixels’ subsidiary Lani Pixels DMCC. The loans mature on July 31, 2018, August 31, 2018 and October 29, 2018 respectively and bear a fixed interest rate of 12% per year and are payable in one monthly payment of principal, unpaid interest and any other amounts that are due. Should Lani Pixels default on the loans, the interest rate increases to 15% per year and Ominto reserves the right to seek a conversion of principal to senior debtor status pari-passu with common lenders to the extent that there are available assets.

The Company extended the due date of the $500,000 promissory note owed by Lani Pixels that was due to be repaid on October 31, 2017 as described in Note 10, Related Party Transactions, and Note 11, Debt. The new due date is October 31, 2018 and the promissory note continues to accrue interest at a rate of 3% per annum.

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

Changes in Internal Control over Financial Reporting

As previously reported in our annual report Form 10-K for the year ended September 30, 2016, as a result of our principal executive officer’s and principal financial officer’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016, we continued to identify material weaknesses in internal control over financial reporting as of June 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses have not been remediated as of June 30, 2017.

There were additional improvements in our internal control over financial reporting that occurred during the (3) months ended June 30, 2017. These changes however did not affect, or were not reasonably likely to materially affect, our internal control over financial reporting.

In connection with the preparation of this report, under the supervision and with the participation of our management, our principal executive officer and our principal financial officer conducted an evaluation of the effectiveness of our internal control over financial reporting and noted several other control deficiencies that constituted material weaknesses across several business processes (details of these will form part of management’s assessment of ICFR at fiscal year-end):

We did not design and maintain effective controls to ensure that appropriate adjustments associated with non-routine events were identified to mitigate the event of a misstatement, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, and controls over entity level processes and information technology were also deemed ineffective.

These material weaknesses resulted in the restatement of our interim financial statements as of and for the periods ended December 31, 2016 and March 31, 2017.

Remediation Plans

To address the identified material weaknesses discussed in our annual report on Form 10-K for the fiscal year ended September 30, 2016, we have taken the following measures. Beginning in the second quarter of our 2017 fiscal year, Management believes that there have been additional improvements in the level of internal control but is aware that there are still multiple unaddressed risks to date. Consistent with the Sarbanes Oxley framework, we are engaged in the process of completing and documenting each of the Company’s key information technology and business-related processes necessary to improve our internal controls. We have undertaken this assessment and have made an initial determination of our significant processes. We are currently engaged in the next step in this process which is to document these significant processes and design key controls for each significant financial reporting process.

The remedial steps we have taken to date are as follows:

1.	Retention of reputable professional services and advisory firm with expertise in internal control evaluation, design and implementation
2.	Establishment of a financial review committee to evaluate, opine and implement technical accounting pronouncements and review contracts and agreements for proper treatment and disclosure
3.	Continued review and improvement of documented policies and procedures outlining processes, procedures, levels of authorization and approval, and other transactional related requirements to be disseminated for accountability and oversight.
4.	Continued focus on obtaining additional resources in our accounting department which we believe will continue to improve our internal controls.

(a)	Retained on a full-time basis a Director of Internal Controls & Compliance to evaluate and implement corrective action on our material weaknesses;
(b)	Continued the search for a Vice President of Information Technology to oversee and implement proper internal control over IT and our business operating systems; and
(c)	Continued the search for a Controller with extensive experience in financial reporting and technical accounting

We will also continue the reorganization of our finance, accounting, other support staff, and implement necessary system changes to improve work flow and enhance internal controls.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None.

Item 1A.	RISK FACTORS

There were no material changes to the risk factors relating to our business as disclosed in our annual report on Form 10-K for the fiscal year ended September 30, 2016.

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

Ominto, Inc.

Date: November 27, 2017	By:	/s/ Michael Hansen
Michael Hansen Chief Executive Officer (Principal Executive Officer)

Ominto, Inc.

Date: November 27, 2017	By:	/s/ Raoul Quijada
Raoul Quijada Chief Financial Officer (Principal Financial and Accounting Officer)

