Form 10-Q/A
period 2016-12-31
Ominto, Inc.
filed 2017-11-29
CIK 1097792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ______________.

Commission File Number 001-37639

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

The number of shares outstanding of each of the issuer’s classes of stock, as of November 24, 2017 is as follows:

Number of shares of Common Stock outstanding: 17,282,352

EXPLANATORY NOTE

We are filing this amendment ("Amendment No. 2") to our Quarterly Report on Form 10-Q/A for the period ended December 31, 2016, originally filed with the Securities and Exchange Commission (the "SEC") on November 14, 2017 ("Amendment No. 1") for the sole purpose of filing amendments to the certifications originally filed with Amendment No. 1 pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). As a result of typographical errors, the name of the Principal Executive Officer was inadvertently included in the body of Exhibit 32.2 to Amendment No. 1 signed by the Principal Financial Officer, the title of Principal Financial Officer was inadvertently included in the body of Exhibit 32.2 to Amendment No. 1 signed by the Principal Executive Officer and the title of the Principal Financial Officer was inadvertently labeled as “Interim Principal Financial Officer” in Exhibits 31.2 and 32.2 to Amendment No. 1 signed by the Principal Financial Officer.

Other than as described above, this Form 10-Q/A does not amend, update or restate any information included in the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related or other disclosures, including forward-looking statements, made in the Form 10-Q. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q and with our other filings made with the SEC subsequent to the filing of the Form 10-Q, including any amendments to those filings.

ITEM 6.	EXHIBITS

No.	Description

3.16	Certificate of Amendment to the Articles of Incorporation*

10.1	Indemnification Agreement*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002**.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002**.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**.

* Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 14, 2017.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Ominto, Inc.

Date: November 29, 2017	By:	/s/ Michael Hansen
Michael Hansen Chief Executive Officer (Principal Executive Officer)

Ominto, Inc.

Date: November 29, 2017	By:	/s/ Raoul Quijada
Raoul Quijada Chief Financial Officer (Principal Financial Officer)