Form 10-Q/A
period 2017-03-31
Ominto, Inc.
filed 2017-11-29
CIK 1097792

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

The number of shares outstanding of each of the issuer’s classes of stock, as of November 24, 2017 is as follows:

Number of shares of Common Stock outstanding: 17,282,352

EXPLANATORY NOTE

We are filing this amendment ("Amendment No. 2") to our Quarterly Report on Form 10-Q/A for the period ended March 31, 2017, originally filed with the Securities and Exchange Commission (the "SEC") on November 17, 2017 ("Amendment No. 1") for the sole purpose of filing amendments to the certifications originally filed with Amendment No. 1 pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). As a result of typographical errors, the name of the Principal Executive Officer was inadvertently included in the body of Exhibit 32.2 to Amendment No. 1 signed by the Principal Financial Officer, the title of Principal Financial Officer was inadvertently included in the body of Exhibit 32.2 to Amendment No. 1 signed by the Principal Executive Officer and the title of the Principal Financial Officer was inadvertently labeled as “Interim Principal Financial Officer” in Exhibits 31.2 and 32.2 to Amendment No. 1 signed by the Principal Financial Officer.

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