Form 10-Q/A
period 2017-06-30
Ominto, Inc.
filed 2017-11-29
CIK 1097792

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

EXPLANATORY NOTE

We are filing this amendment (the "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the period ended June 30, 2017, originally filed with the Securities and Exchange Commission (the "SEC") on November 27, 2017 (the "Form 10-Q") for the sole purpose of filing amendments to the certifications originally filed with the Form 10-Q pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002 (the “Certifications”). As a result of typographical errors, the name of the Principal Executive Officer was inadvertently included in the body of Exhibit 32.2 to the Form 10-Q signed by the Principal Financial Officer, the title of Principal Financial Officer was inadvertently included in the body of Exhibit 32.2 to the Form 10-Q signed by the Principal Executive Officer and the title of the Principal Financial Officer was inadvertently labeled as “Interim Principal Financial Officer” in Exhibits 31.2 and 32.2 to the Form 10-Q signed by the Principal Financial Officer.

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

Item 6.	EXHIBITS

No.	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes–Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

 4